Form 10-Q
period 1996-03-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1996-05-15
CIK 895665

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - -----
         Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
- - -----
         Exchange Act of 1934

         For the transition period from               to
                                        -------------    -------------

Commission file number 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   77-0158076
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                   Identification No.)

                             460 WARD DRIVE, SUITE F
                      SANTA BARBARA, CALIFORNIA 93111-2310
               (Address of principal executive offices & zip code)

                                 (805) 683-7646
               (Registrant's telephone number including area code)

         ------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X     No
                                      -----      -----

As of April 30, 1996 there were 6,049,701 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                     APRIL 1, 1995   MARCH 30, 1996
Net Revenues:
   Government contract revenues                       $ 1,417,000      $ 1,300,000
   Commercial product revenues                            105,000           58,000
                                                      -----------      -----------

       Total net revenues                               1,522,000        1,358,000
                                                      -----------      -----------
Costs and expenses:
   Contract research and development                    1,019,000          947,000
   Other research and development                         634,000        1,023,000
   Selling, general and administrative                    759,000          690,000
                                                      -----------      -----------
      Total costs and expenses                          2,412,000        2,660,000
                                                      -----------      -----------

Loss from operations                                     (890,000)      (1,302,000)

Net Interest income/expense                                47,000           31,000
   Net loss                                           ($  843,000)     ($1,271,000)
                                                      ===========      ===========

Net loss per share                                    ($      .14)     ($     0.21)
                                                      ===========      ===========
Weighted number of shares outstanding                   5,970,969        6,036,162
                                                      ===========      ===========

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                  BALANCE SHEET

 ASSETS
                                                                                              (Unaudited)
                                                                           DECEMBER 31,        MARCH 30,
                                                                                1995             1996
Current assets:
   Cash and cash equivalents                                               $  2,430,000      $  2,980,000
   Short-term investments                                                     2,814,000         1,436,000
   Accounts receivable                                                        1,113,000           560,000
   Inventories                                                                  228,000           352,000
   Prepaid expenses and other current assets                                    248,000           230,000
                                                                           ------------      ------------
         Total current assets                                                 6,833,000         5,558,000

Note receivable from related party                                              150,000           150,000
Property and equipment, net                                                   2,369,000         2,201,000
Patents and licenses, net of accumulated amortization of $603,000 and         2,280,000         2,236,000
  $672,000

Security deposits and Other assets, net of accumulated amortization of
$77,000 and $80,000                                                              46,000            43,000
                                                                           ------------      ------------

           Total assets                                                    $ 11,678,000      $ 10,188,000
                                                                           ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                   $    733,000      $    552,000
   Note payable to bank and capitalized lease obligations--current              405,000           405,000
                                                                           ------------      ------------
         Total current liabilities                                            1,138,000           957,000
Long-term portion of note payable and capitalized lease obligations             453,000           396,000
                                                                           ------------      ------------
             Total liabilities                                                1,591,000         1,353,000
                                                                           ------------      ------------

Shareholders' equity:
   Common Stock, $.001 par value, 15,000,000 shares authorized,
   6,026,065 and 6,049,038 shares issued and outstanding                          6,000             6,000
   Capital in excess of par value                                            30,122,000        30,141,000
   Deficit accumulated during development stage                             (20,041,000)      (21,312,000)
                                                                           ------------      ------------
              Total shareholders' equity                                     10,087,000         8,835,000
                                                                           ------------      ------------
              Total liabilities and stockholders' equity                   $ 11,678,000      $ 10,188,000
                                                                           ============      ============

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                 APRIL 1, 1995    MARCH 30, 1996
                                                                 -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          ($  843,000)     ($1,271,000)
Adjustments to reconcile net loss to net cash used for
   operating activities:

   Depreciation, and patent/license amortization                      285,000          296,000
   Compensation expense associated with stock options granted          18,000            4,000
   Changes in assets and liabilities:

      Accounts receivable                                            (136,000)         553,000
      Inventory                                                        21,000         (124,000)
      Prepaid expenses and other current assets                        26,000           18,000
      Patents and licenses                                            (13,000)         (25,000)
      Other assets                                                     (1,000)               0
      Security deposits                                                     0                0
       Accounts payable and accrued expenses                         (392,000)        (181,000)
                                                                  -----------      -----------

         Net cash used for operating activities                    (1,035,000)        (730,000)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Change in short-term investments                                    4,541,000        1,378,000
Purchases of property and equipment                                  (106,000)         (56,000)
                                                                  -----------      -----------

    Net cash provided by investing activities                       4,435,000        1,322,000
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in note payable to bank                                            0           39,000
Principal payments under lease/bank loan obligations                  (61,000)         (95,000)
Proceeds from sale of common stock                                     43,000           14,000
                                                                  -----------      -----------

   Net cash used for financing activities                             (18,000)         (42,000)
                                                                  -----------      -----------

Net increase (decrease)in cash and cash equivalents                 3,382,000          550,000
Cash and cash equivalents at beginning of period                    2,452,000        2,430,000
                                                                  -----------      -----------

Cash and cash equivalents at end of period                        $ 5,834,000      $ 2,980,000
                                                                  ===========      ===========

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS

A. GENERAL

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the period presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

The results of operations for the quarter ended March 30, 1996 are not necessarily indicative of results for the entire fiscal year ending December 31, 1996.

In fiscal year 1993, the Company adopted a 13-week quarter reporting period ending on the Saturday nearest the calendar quarter end. The company's fiscal year-end is December 31.

B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                                   December 31, 1995        March 30, 1996
Raw Materials                           $134,000                $188,000
Work-in-Progress                          84,000                 144,000
Finished Goods                            10,000                  20,000
                                        --------                --------
Total Inventory                         $228,000                $352,000
                                        ========                ========


C. PER SHARE INFORMATION

Net loss per common share has been computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. The difference between primary and fully diluted net loss per common share is not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the first quarter of 1996 were $1,358,000, a decrease of 11% over first fiscal quarter of 1995. This change is due to the decreases in both government and commercial revenues. Government contract revenues were $1,300,000, a decrease of 8% from the first fiscal quarter 1995. Such revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict. In the current period, the decrease is a result of the government shutdowns and budgetary impasses which have delayed some contract funding. The Company has incurred approximately $250,000 of research and development expenses which normally are covered by government contracts and whose signing has been delayed. Although the Company anticipates contracts to cover these expenses, the Company has classified them as "Other" research and development expenses until such time as the contract is assured.

The three major contracts which accounted for two-thirds of the government revenues in the first quarter of 1996 were the HTS Thin-Film Manufacturing Alliance (HTMA)project, the HTS filter subsystems project and the Cryocooler development project.

Commercial product revenues were $58,000, a decrease of 45% from first fiscal quarter 1995. This decrease is a direct result of the Company's decision to focus on the internal use of thin films versus servicing the external commercial needs.

The Company's revenues have historically consisted of, and are expected for the foreseeable future to consist primarily of, government research and development contract revenues. Funds authorized by the government under any development contract may be reduced or eliminated at any time, and there can be no assurance that the Company will receive all or any part of the funds under any of the Company's existing government contracts. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results.

Total costs and expenses increased 10% from the first quarter 1995 to $2,660,000 for the first quarter of 1996 with the increase being attributable to Other research and development expenses. Contract research and development expenses decreased 7% from the first fiscal quarter of 1995 to $947,000 as a result of lower contract revenues which are directly related to contract expenses. As noted, the Company is dependent upon government funding and a significant loss of government funding would have a material adverse effect on the Company, as the Company would be required to expend a greater portion of its cash resources to fund such research and development. Other research and development expenses increased 61% from first quarter of 1995 to $1,023,000 for the same period 1996. This increase is due to research and development expenses which are normally classified as contract research and development expenses covered by government contract but whose signing has been delayed. In addition, a portion of the increases can be attributed to the expanded efforts toward commercialization in the areas of wireless telephone communications, cryo-cooling and high-speed computing.

Selling, general and administrative expenses decreased 9% over first quarter of 1995 to $690,000 for the first quarter of 1996. The decrease is primarily attributable to lower expenses related to travel, recruiting, public relations and general services and supplies.

Interest income decreased 31% from $75,000 in first quarter 1995 to $52,000 for the same period in 1996. This decrease is due to a decline in the interest-earning investment balances during this period as these sources have been utilized to fund operations.

Interest expense decreased 25% from $28,000 in first quarter of 1995 to $21,000 for first quarter of 1996 due to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased 23% over year-end 1995 while short-term investments decreased 49%. The collective cash position of the Company decreased $828,000 since December 31, 1995. The decrease is primarily attributable to funding operating losses.

Working capital changes provided $266,000 of funds primarily due to a significant reduction in accounts receivable offset by decreases in accounts payable and accrued expenses and an increase in inventory.

The Company's principal resource commitments at March 30, 1996 consist of accounts payable and accrued employee compensation of $338,000 and $214,000 respectively and approximately $801,000 of equipment financing commitments.

The Company believes that its existing cash and short-term investments, together with revenue from operations, should provide sufficient resources to meet its current anticipated liquidity and capital expenditure requirements for at least the next 12 months.



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUPERCONDUCTOR TECHNOLOGIES INC.
                                            --------------------------------
                                            (Registrant)

Dated:   May 9, 1996                        /s/ James G. Evans, Jr.
                                            -----------------------
                                            James G. Evans, Jr.
                                    Vice President, Chief Financial Officer

                                EXHIBIT INDEX

Exhibit 27      Financial Data Schedule