Form 10-Q
period 1996-06-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1996-08-14
CIK 895665

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934


         For the transition period from               to

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

                               Yes X   No   .
                                  ---    ---

As of June 30, 1996 there were 6,060,348 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             JUNE 30, 1996     JULY 1, 1995      JUNE 30, 1996     JULY 1, 1995
                                             -------------     ------------      -------------     ------------
Net revenues:
     Government contract revenues             $ 1,594,000       $ 1,743,000       $ 2,894,000       $ 3,160,000
     Commercial product revenues                   30,000            39,000            87,000           144,000
                                              -----------       -----------       -----------       -----------

          Total net revenues                    1,624,000         1,782,000         2,981,000         3,304,000
                                              -----------       -----------       -----------       -----------

Costs and expenses:
     Contract research and development          1,092,000         1,347,000         2,289,000         2,366,000
     Other research and development               975,000           664,000         1,748,000         1,298,000
     Selling, general and administrative          686,000           770,000         1,376,000         1,529,000
                                              -----------       -----------       -----------       -----------

          Total costs and expenses              2,753,000         2,781,000         5,413,000         5,193,000
                                              -----------       -----------       -----------       -----------

          Loss from operations                 (1,129,000)         (999,000)       (2,432,000)       (1,889,000)

Interest income/(expense),net                      26,000             3,000            57,000            50,000
                                              -----------       -----------       -----------       -----------

          Net loss                            $(1,103,000)      $  (996,000)      $(2,375,000)      $(1,839,000)
                                              ===========       ===========       ===========       ===========

Net loss per share                            $     (0.18)      $     (0.17)      $     (0.39)      $     (0.31)

Weighted number of shares
outstanding                                     6,082,871         6,019,349         6,072,279         6,007,507

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                  BALANCE SHEET

                                                                          (Unaudited)
ASSETS                                                                      JUNE 30,        DECEMBER 31,
                                                                              1996              1995
                                                                         ------------      -------------
Current assets:
     Cash and cash equivalents                                           $  1,396,000       $  2,430,000
     Short-term investments                                                 1,433,000          2,814,000
     Accounts receivable                                                    1,184,000          1,113,000
     Inventory                                                                422,000            228,000
     Prepaid expenses and other current assets                                225,000            248,000
                                                                         ------------       ------------

          Total current assets                                              4,660,000          6,833,000

Note receivable from related party                                            150,000            150,000
Property and equipment, net                                                 2,004,000          2,369,000
Patents and licenses, net of accumulated amortization
  of $726,000 and $603,000                                                  2,237,000          2,280,000
Security deposits and Other assets, net of accumulated
amortization of $83,000 and $77,000                                            39,000             46,000
                                                                         ------------       ------------

          Total assets                                                   $  9,090,000       $ 11,678,000
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                               $    656,000       $    733,000
     Note payable to bank and capitalized lease obligations-current           427,000            405,000
                                                                         ------------       ------------
          Total current liabilities                                         1,083,000          1,138,000
Long-term portion of note payable and capital lease obligations               265,000            453,000
                                                                         ------------       ------------

          Total liabilities                                                 1,348,000          1,591,000
                                                                         ------------       ------------

Shareholders' equity:
     Common Stock, $.001 par value, 15,000,000 shares authorized,
       6,060,348 and 6,026,065 shares issued and outstanding                    6,000              6,000
     Capital in excess of par value                                        30,152,000         30,122,000
     Deficit accumulated during development stage                         (22,416,000)       (20,041,000)
                                                                         ------------       ------------

          Total shareholders' equity                                        7,742,000         10,087,000
                                                                         ------------       ------------

          Total liabilities and shareholders' equity                     $  9,090,000       $ 11,678,000
                                                                         ============       ============

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                           JUNE 30,           JULY 1,
                                                                             1996              1995
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                            $(2,375,000)      $(1,839,000)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
     Depreciation, and patent/license amortization                           579,000           572,000
     Compensation expense associated with stock options granted                8,000            35,000
     Changes in assets and liabilities:
          Accounts receivable                                                (72,000)          327,000
          Inventory                                                         (194,000)           45,000
          Prepaid expenses and other current assets                           23,000           (81,000)
          Patents and licenses                                               (80,000)         (384,000)
          Other assets                                                             0                 0
          Security deposits                                                        0                 0
          Accounts payable and accrued expenses                              (77,000)         (176,000)
                                                                         -----------       -----------

               Net cash used for operating activities                     (2,188,000)       (1,501,000)
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Change in short-term investments                                      1,381,000         4,571,000
     Purchases of property and equipment                                     (85,000)         (280,000)
                                                                         -----------       -----------

               Net cash provided by (used for) investing activities        1,296,000         4,291,000
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note payable to bank                                         39,000                 0
     Principal payments under capital lease/bank loan obligations           (205,000)         (151,000)
     Proceeds from sale of common stock                                       24,000           108,000
                                                                         -----------       -----------

               Net cash provided by (used for) financing activities         (142,000)          (43,000)
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                      (1,034,000)        2,747,000
Cash and cash equivalents at beginning of period                           2,430,000         2,452,000
                                                                         -----------       -----------

Cash and cash equivalents at end of period                               $ 1,396,000       $ 5,199,000
                                                                         ===========       ===========

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS

A. GENERAL

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the period presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of results for the entire fiscal year ending December 31, 1996.

In fiscal year 1993, the Company adopted a 13-week quarter reporting period ending on the Saturday nearest the calendar quarter end. The company's fiscal year-end is December 31.


B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                     June 30, 1996   December 31, 1995
Raw Materials           $159,000         $134,000
Work-in-Progress         240,000           84,000
Finished Goods            23,000           10,000
                        --------         --------
Total Inventory         $422,000         $228,000
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are in paragraphs two and five under "Results of Operations for the periods ended June 30, 1996 and July 1, 1995." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.


RESULTS OF OPERATIONS FOR THE THREE-MONTHS AND SIX-MONTHS PERIODS ENDED JUNE 30, 1996 AND JULY 1, 1995

Total net revenues decreased by $158,000, or 9%, from $1,782,000 in the second quarter of 1995 to $1,624,000 in the second quarter of 1996. This change is mainly due to the decrease in government contract revenues. Government contract revenues decreased by $149,000, or 9%, from $1,743,000 in the second quarter of 1995 to $1,594,000 in the second quarter of 1996. Net revenues decreased by $323,000, or 10%, from $3,304,000 in the first six months of 1995 to $2,981,000 in the first six months of 1996. The revenue change is due to decreases in both government contract and commercial product revenues. The decrease in government contract revenues is the result of government shutdowns and budgetary impasses which have delayed some contract funding.

A significant portion of the Company's revenues have historically consisted of government research and development contract revenues. The Company expects that government revenue will continue to account for a substantial portion of total net revenues over the next several quarters. Government contract revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns, as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict. Funds authorized by the government under any development contract may be reduced or eliminated at any time, and there can be no assurance that the Company will receive all or any part of the funds under any of the Company's existing government contracts not yet performed.

As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenue will increase. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results.

In the second quarter of 1996 and for the six months ended June 30, 1996, three major contracts accounted for half of the government contract revenues. Each of the contracts were funded by DARPA.

Commercial product revenues decreased by $9,000, or 23%, from $39,000 in the second quarter of 1995 to $30,000 in the second quarter of 1996. Commercial product revenues decreased by $57,000, or 40%, from $144,000 in the first six months of 1995 to $87,000 in the first six months of 1996. These decreases are due primarily to the Company's decision to focus on the internal use of thin films versus servicing external commercial customer needs.

Contract research and development expenses decreased by $255,000 or 19%, from $1,347,000 in the second quarter of 1995 to $1,092,000 in the second quarter of 1996. Contract research and development expenses decreased by $77,000 or 3%, from $2,366,000 in the first six months of 1995 to $2,289,000 in the first six months of 1996. These decreases are due to lower contract revenues which are directly related to contract expenses.

Other research and development expenses increased by $311,000 or 47%, from $664,000 in the second quarter of 1995 to $975,000 in the second quarter of 1996. Other research and development expenses increased by $450,000 or 35%, from $1,298,000 in the first six months of 1995 to $1,748,000 in the first six months of 1996. These increases were due to research and development expenses incurred under contracts which had delayed signings. These expenses are normally classified as contract research and development expenses covered by government contracts. In the second quarter the reclassification of these expenses amounted to $328,000. In addition, a portion of the increases can be attributed to the expanded efforts toward commercialization in the areas of wireless communications, cryocooling and high-speed computing.

Selling, general and administrative expenses decreased by $84,000 or 11%, from $770,000 in the second quarter of 1995 to $686,000 in the second quarter of 1996. Selling, general and administrative expenses decreased by $153,000 or 10%, from $1,529,000 in the first six months of 1995 to $1,376,000 in the first six months of 1996. These decreases are primarily attributable to lower expenses related to travel, recruiting, public relations and general services and supplies.

Interest income decreased by $35,000 or 44%, from $80,000 in the second quarter of 1995 to $45,000 in the second quarter of 1996. Interest income decreased by $58,000 or 37%, from $155,000 in the first six months of 1995 to $97,000 in the first six months of 1996. The reduction in interest income is primarily due to a decline in the interest-earning investment balances during these periods as these funds have been utilized to fund operations.

Interest expense decreased by $58,000 or 75%, from $77,000 in the second quarter of 1995 to $19,000 in the second quarter of 1996. Interest expense decreased by $65,000 or 62%, from $105,000 in the first six months of 1995 to $40,000 in the first six months of 1996. These decreases over both periods are due to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments declined by $2,415,000 or 46%, from $5,244,000 on December 31, 1995 to $2,829,000 on June 30, 1996. The
decrease is primarily attributable to funding operating losses of $2.4 million and an increase in inventory of $194,000.

The Company's principal resource commitments at June 30, 1996 consist of accounts payable and accrued employee compensation of $366,000 and $290,000, respectively, and approximately $692,000 of equipment financing commitments.

The Company believes that its existing cash, cash equivalents and short-term investments, together with revenue from operations, should provide sufficient resources to meet its current anticipated liquidity and capital expenditure requirements for at least the next 12 months.

To date, the Company has been principally involved in research and development activities, and has recently shifted its focus to commercialization of its HTS and cold computing products. The Company anticipates that in the next several quarters it will require significant capital to develop an infrastructure for the manufacturing of its commercial products. The Company will need to access either the public or private equity or debt markets or enter into strategic alliances with its customers to obtain the required capital. There can be no assurance that capital will be available, if and when required, on acceptable terms or at all. Any delays in obtaining such capital would have a material adverse effect on the Company's business, results of operations and financial condition.

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In addition to the election of the directors, the following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held May 16, 1996:

1) The Company's 1992 Director Option Plan was amended to i) increase the number of shares reserved for issuance by 84,000; ii) increase the number of option shares provided to outside directors on the date first elected to the Board from 5,000 to 15,000; iii) provide for automatic grant of a 15,000 share option to each outside director who was originally appointed to the Board as a stockholder representative (a "Representative Stockholder") at such time as such outside director ceases to serve in a representative capacity on behalf of the Representative Stockholder and the Board and such outside director determine that such outside director shall continue to serve on the Board; and iv) increase the rate at which Subsequent Options vest on each anniversary of the grant date from twenty-five percent to fifty percent.

                  Votes For:                                  4,161,942
                  Votes Against:                                397,985
                  Votes Abstaining:                              38,575
                  NonVotes:                                     152,532

2) The appointment of Price Waterhouse LLP as independent auditors of the Company was ratified for the year ending December 31, 1996.

                  Votes For:                                  4,723,434
                  Votes Against:                                 11,050
                  Votes Abstaining:                              16,550


ITEM 5. OTHER INFORMATION

JOINT VENTURE

In May 1996, the Company signed a joint-venture agreement with Alantac, a precision machining house located in Singapore, to establish Cryo-Asia. Cryo-Asia was established to develop volume manufacturing of STI's proprietary cooler. The joint venture is sixty percent owned by STI and forty percent owned by Alantac.

REPRICING

In November 1995, the Board of Directors approved a Stock Option Repricing Program for all employees. The Repricing Program had been offered on an optional basis to reprice the outstanding options held by the employees to $4.875, the closing price of the Company's Common Stock as quoted on the Nasdaq National Market on November 9, 1995. Fifty-one employees with a total of 135 grants equal to 797,055 shares were eligible for repricing. No options were repriced as of December 31, 1995. The employees had until January 15, 1996 to exercise the repricing option. Forty-two employees chose to reprice 102 of these grants with a total of 633,268 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SUPERCONDUCTOR TECHNOLOGIES INC.
                                   (Registrant)





Dated:   August 12, 1996           /s/  James G. Evans, Jr.
                                   ----------------------------
                                        James G. Evans, Jr.
                                   Vice President, Chief Financial Officer