Form 10-Q
period 1996-09-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1996-11-12
CIK 895665

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ----------------
Commission file number 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                      77-0158076
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

                                   Yes  X   No    .
                                       ---     ---
As of September 28, 1996 there were 6,065,348 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED

                                        SEPT. 30, 1995      SEPT. 28, 1996     SEPT. 30, 1995     SEPT. 28, 1996
                                        --------------      --------------     --------------     --------------
Net revenues:
     Government contract revenues          $ 2,039,000        $ 2,159,000        $ 5,199,000        $ 5,053,000
     Commercial product revenues                45,000             40,000            189,000            128,000
                                           -----------        -----------        -----------        -----------

          Total net revenues                 2,084,000          2,199,000          5,388,000          5,181,000
                                           -----------        -----------        -----------        -----------

Costs and expenses:
      Contract research and
      development                            1,540,000          1,553,000          3,906,000          4,170,000
      Other research and development
      and commercial                           606,000            562,000          1,904,000          1,982,000
      Selling, general and
      administrative                           670,000            841,000          2,199,000          2,217,000
                                           -----------        -----------        -----------        -----------

          Total costs and expenses           2,816,000          2,956,000          8,009,000          8,369,000
                                           -----------        -----------        -----------        -----------

          Loss from operations                (732,000)          (757,000)        (2,621,000)        (3,188,000)

Interest income/(expense),Net                   68,000              2,000            118,000             59,000
                                           -----------        -----------        -----------        -----------

          Net loss                         $  (664,000)       $  (755,000)       $(2,503,000)       $(3,129,000)
                                           ===========        ===========        ===========        ===========

Net loss per share                         $     (0.11)       $     (0.12)       $     (0.42)       $     (0.51)

Weighted number of shares
outstanding                                  6,069,160          6,092,226          6,020,405          6,076,770


                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                  BALANCE SHEET

                                                                                              (Unaudited)
ASSETS                                                                   DECEMBER 31,          SEPT. 28,
                                                                             1995                1996
                                                                         ------------        ------------
Current assets:
     Cash and cash equivalents                                           $  2,430,000        $  1,229,000
     Short-term investments                                                 2,814,000             653,000
     Accounts receivable                                                    1,113,000           1,767,000
     Inventory                                                                228,000             397,000
     Prepaid expenses and other current assets                                248,000             598,000
                                                                         ------------        ------------

          Total current assets                                              6,833,000           4,644,000

Note receivable from related party                                            150,000             150,000
Property and equipment, net                                                 2,369,000           1,879,000
Patents and licenses, net of accumulated amortization
  of  $603,000 and $781,000 respectively                                    2,280,000           2,218,000
Other assets, net of accumulated
amortization of $77,000 and $86,000 respectively                               46,000              37,000
                                                                         ------------        ------------

          Total assets                                                     11,678,000           8,928,000
                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                    733,000           1,306,000
     Long-term debt --current                                                 405,000             434,000
                                                                         ------------        ------------
          Total current liabilities                                         1,138,000           1,740,000
Long-term debt                                                                453,000             172,000
                                                                         ------------        ------------

          Total liabilities                                                 1,591,000           1,912,000
                                                                         ------------        ------------

Stockholders' equity:
    Preferred Stock, $.001 par value, 2,000,000 shares authorized,
      none issued                                                                   0                   0
     Common Stock, $.001 par value, 15,000,000 shares authorized,
        6,026,065 and 6,065,348 shares issued and outstanding                   6,000               6,000
     Capital in excess of par value                                        30,122,000          30,180,000
     Deficit accumulated during development stage                         (20,041,000)        (23,170,000)

          Total stockholders' equity                                       10,087,000           7,016,000
                                                                         ------------        ------------

          Total liabilities and stockholders' equity                     $ 11,678,000        $  8,928,000
                                                                         ============        ============

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                       SEPT. 30,          SEPT. 28,
                                                                         1995               1996
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                         $(2,503,000)       $(3,129,000)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
     Depreciation, and patent/license amortization                        851,000            850,000
     Compensation expense associated with stock options granted            52,000             12,000
     Changes in assets and liabilities:
          Accounts receivable                                            (378,000)          (654,000)
          Inventory                                                        95,000           (169,000)
          Prepaid expenses and other current assets                       (21,000)          (350,000)
          Patents and licenses                                           (402,000)          (116,000)
          Accounts payable and accrued expenses                          (328,000)           573,000
                                                                      -----------        -----------

               Net cash used for operating activities                  (2,634,000)        (2,983,000)
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of short-term investments                       4,575,000          2,161,000
     Purchases of property and equipment                                 (377,000)          (173,000)
                                                                      -----------        -----------

               Net cash provided by investing activities                4,198,000          1,988,000
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                             134,000             39,000
     Principal payments on long-term obligations                         (242,000)          (291,000)
     Proceeds from sale of common stock                                    93,000             46,000
                                                                      -----------        -----------

               Net cash used for financing activities                     (15,000)          (206,000)
                                                                      -----------        -----------

Net increase (decrease) in cash and cash equivalents                    1,549,000         (1,201,000)
Cash and cash equivalents at beginning of period                        2,452,000          2,430,000
                                                                      -----------        -----------

Cash and cash equivalents at end of period                            $ 4,001,000        $ 1,229,000
                                                                      ===========        ===========


                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS

A. GENERAL
The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the period presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three months and nine months ended September 28, 1996 are not necessarily indicative of results for the entire fiscal year ending December 31, 1996.

In fiscal year 1993, the Company adopted a 13-week quarter reporting period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year end is December 31.


B. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                         December 31, 1995       September 28, 1996
Raw Materials                  $134,000               $191,000
Work-in-Progress                 84,000                185,000
Finished Goods                   10,000                 21,000
                               --------               --------
Total Inventory                $228,000               $397,000
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are in paragraphs two and three under "Results of Operations for the periods ended September 28, 1996 and September 30, 1995" and paragraphs three and four under "Liquidity and Capital Resources". Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.


RESULTS OF OPERATIONS FOR THE THREE-MONTHS AND NINE-MONTHS PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

Total net revenues increased by $115,000, or 6%, from $2,084,000 in the third quarter of 1995 to $2,199,000 in the third quarter of 1996. This change is due to the increase in government contract revenue, as well as $40,000 in commercial revenue generated by cryogenic cooler sales. Government contract revenue increased by $120,000, or 6%, from $2,039,000 in the third quarter of 1995 to $2,159,000 in the third quarter of 1996. This increase is attributable to the receipt of government funding that had been delayed due to government shut downs during the first half of 1996. Net revenues decreased by $207,000, or 4%, from $5,388,000 in the first nine months of 1995 to $5,181,000 in the first nine months of 1996. This revenue change is due to delays in government funding in the first half of the year.

A significant portion of the Company's revenues have historically consisted of government research and development contract revenues. In the third quarter of 1996 and for the nine months ended September 28, 1996, three major contracts accounted for over 60% of the government contract revenues. The Company expects that government revenue will continue to account for a substantial portion of total net revenues over the next several quarters. Government contract revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns, as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict. Funds authorized by the government under any development contract may be reduced or eliminated at any time, and there can be no assurance that the Company will receive all or any part of the funds under any of the Company's existing government contracts not yet performed.

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

Commercial product revenue decreased by $5,000, or 11%, from $45,000 in the third quarter of 1995 to $40,000 in the third quarter of 1996. Commercial product revenue decreased by $61,000, or 32%, from $189,000 in the first nine months of 1995 to $128,000 in the first nine months of 1996. These decreases are due primarily to the Company's decision to focus less on servicing external customer needs for films and more on expanding the development efforts of the Company's products for commercialization.

Contract research and development expenses increased by $13,000 or 1%, from $1,540,000 in the third quarter of 1995 to $1,553,000 in the third quarter of 1996. This increase is attributable to the increase in contract revenue which is directly related to contract expenses. Contract research and development expenses increased by $264,000 or 7%, from $3,906,000 in the first nine months of 1995 to $4,170,000 in the first nine months of 1996. This increase is due to an increase in contract overhead expenses as well as expenses incurred from a contract for which the revenue is not assured.

Other research and development expenses decreased by $44,000 or 7%, from $606,000 in the third quarter of 1995 to $562,000 in the third quarter of 1996. This decrease is due to research and development efforts which expenses were funded under government contracts focused on commercialization of the Company's product, and therefore, were classified as contract research and development expenses. Other research and development expenses increased by $78,000 or 4%, from $1,904,000 in the first nine months of 1995 to $1,982,000 in the first nine months of 1996. This increase is attributed to the expanded efforts toward commercialization in the areas of wireless communications, cryocooling and high-speed computing.

Selling, general and administrative expenses increased by $171,000 or 26%, from $670,000 in the third quarter of 1995 to $841,000 in the third quarter of 1996. This increase is primarily attributable to $67,000 of start-up costs for Cryo-Asia, the joint venture with Alantac (see Part II, Item 5. Other Information) as well as expenses of $93,000 which were incurred in the secondary offering and deemed not to have value in any future offering process. However, the Company stll has a registration statement on file with the SEC and is proceeding with a public offering. Selling, general and administrative expenses increased by $18,000 or 1%, from $2,199,000 in the first nine months of 1995 to $2,217,000 in the first nine months of 1996.

Interest income decreased by $71,000 or 79%, from $90,000 in the third quarter of 1995 to $19,000 in the third quarter of 1996. Interest income decreased by $129,000 or 53%, from $245,000 in the first nine months of 1995 to $116,000 in the first nine months of 1996. The reduction in interest income is primarily due to a decline in the interest-earning investment balances during these periods as these funds have been utilized to fund operations.

Interest expense decreased by $5,000 or 23%, from $22,000 in the third quarter of 1995 to $17,000 in the third quarter of 1996. Interest expense decreased by $70,000 or 55%, from $127,000 in the first nine months of 1995 to $57,000 in the first nine months of 1996. These decreases over both periods are due to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.



LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and short-term investments declined by $3,362,000 or 64%, from $5,244,000 on December 31, 1995 to $1,882,000 on September 28, 1996.
The decrease is primarily attributable to funding operating losses of $3.1 million and an increase in inventory of $169,000.

The Company's principal resource commitments at September 28, 1996 consist of accounts payable and accrued employee compensation of $1,053,000 and $253,000, respectively, and approximately $606,000 of equipment financing commitments.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

JOINT VENTURE
In May 1996, the Company signed a joint venture agreement with Alantac, a precision machining house located in Singapore, to establish Cryo-Asia. Cryo-Asia was established to develop volume manufacturing of STI's proprietary cooler. The joint venture is sixty percent owned by STI and forty percent owned by Alantac.

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

No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SUPERCONDUCTOR TECHNOLOGIES INC.
                                      (Registrant)


Dated:   November 7, 1996             /s/ James G. Evans, Jr.
                                      -----------------------
                                            James G. Evans, Jr.
                                    Vice President, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
-------                          -----------
 27.1                   Financial Data Schedule