Form 10-K
period 1996-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1997-03-27
CIK 895665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       77-0158076
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

          460 WARD DRIVE, SUITE F, SANTA BARBARA, CALIFORNIA 93111-2310
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (805) 683-7646

                                  ------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price the Common Stock as reported on the Nasdaq National Market on February 25, 1997) was approximately $29,469,407. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 13, 1997 was 7,681,910.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10,11,12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 20, 1997.

                                     PART I


ITEM 1.           BUSINESS.

     This "Item 1-Business" and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are discussed throughout "Item 1-Business," including, but are not limited to, under the caption entitled "Factors Affecting Future Business Operations--Disclosure Regarding Forward-Looking Statements" and "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, under the caption entitled "Fluctuations in Periodic Results."

INTRODUCTION AND OVERVIEW

     Superconductor Technologies Inc. ("STI" or the "Company") designs, develops, manufactures and markets high temperature superconductor ("HTS") materials and related cryogenics. Superconductors are materials that have the ability to conduct electrical energy with little or no resistance when cooled to "critical" temperatures. STI believes that the growing worldwide wireless communications market offers the most viable commercialization opportunities for its HTS products. To capitalize on these opportunities the Company has developed its SuperFilter(TM) products, which combine specialized HTS filters with a proprietary cryogenic cooler and, in many cases, a low noise amplifier ("LNA") in a highly compact system. The SuperFilter(TM) products, when incorporated into wireless base stations, offer significant advantages over conventional filter products for wireless communications applications, including reduced size, increased range and reduced interference.

     The SuperFilter(TM) systems are protocol independent, and are currently undergoing evaluation and testing by leading original equipment manufacturers ("OEMs") and service providers using a variety of wireless protocols including, among others, cellular, Personal Communication Services ("PCS") and Global Systems for Mobile communications ("GSM"). In May 1996, the Company delivered a complete SuperFilter(TM) system to Motorola, a major OEM of wireless communications base stations. In July 1996, this SuperFilter(TM) system successfully completed Motorola's accelerated life testing, a critical factor in the successful commercialization of STI's SuperFilter(TM) products. Motorola has since ordered additional SuperFilter(TM) units for field testing and is currently evaluating the SuperFilter(TM) system for possible integration in certain of Motorola's base stations.

     STI has developed a proprietary cryogenic cooling technology which, in addition to being integrated into its SuperFilter(TM) systems, can be used to increase the processing speeds of workstations and other high-speed computers. The Company believes that the successful commercialization of its cryogenic coolers in the high-speed computing market will enable it to achieve economies of scale associated with volume production, thereby decreasing the unit costs for the Company's entire commercial product line. In May 1996, the Company entered into a joint venture with Alantac Technologies (S) Pte Ltd ("Alantac"), a precision machining house in Singapore, for the volume production of its cryogenic coolers.

     Since its formation in 1987, the Company has received over $37 million in revenue from government research and development contracts, through which it has developed much of the technology used in its commercial products. STI continues to secure government contracts, primarily to fund its research and development efforts, but also to address potential wireless communications product opportunities in the government sector.

STI'S STRATEGY

     STI's objective is to leverage the experience and expertise of its management and employee base, its significant investment in research and development, and its licenses and intellectual property into a position of commercial market leadership for HTS systems. The Company's integrated approach to product development incorporates its combined expertise in the areas of HTS materials, radio frequency ("RF") circuitry and cryogenic cooling and packaging. Key elements of the Company's strategy are to:

     Capitalize on Growing Wireless Communications Market. STI believes that the growing worldwide wireless communications market offers its most viable commercialization opportunities. The Company believes its SuperFilter(TM) products can decrease base station deployment costs for wireless communications service providers, due to their smaller size and enhanced range as compared to competing products. The use of SuperFilter(TM) products has the potential to increase revenues for service providers by reducing interference, which minimizes the number of dropped calls.

     Market to Leading Base Station Manufacturers and Service Providers. The worldwide wireless communications market is dominated by a limited number of large system manufacturers and service providers. The Company targets OEM industry leaders because the Company believes such leaders are instrumental in setting industry standards and represent the best opportunity for rapid, large scale deployment of the Company's SuperFilter(TM) systems. STI targets large service providers because they are the end users of the Company's products and can also be influential in setting industry standards. Further, the Company believes that its SuperFilter(TM) products will be attractive to service providers deploying new base stations or facing the need to retrofit existing base stations to address interference or range problems.

     Provide a Complete, Integrated Solution. The Company provides the wireless communications industry with a proprietary and integrated solution incorporating HTS materials, RF circuitry and cryogenic cooling and packaging, the key components of which have been designed, developed and manufactured in-house. STI has designed and developed a proprietary computer simulation system for RF circuitry design and prototype delivery. This results in extremely small, high performance RF circuits that are then integrated into STI's standard platform. The Company believes that this approach will allow it to quickly respond to specific customer requirements. STI believes its standard platform is the smallest and most energy-efficient HTS filter system in the industry, and differentiates the Company's products from other competitive offerings.

     Position for Volume Production. As the Company receives volume orders for its products, it expects to retain manufacturing responsibility for the core of its products, the HTS thin-film filters, while outsourcing the manufacturing of many of the hardware components of its systems. Toward this end, the Company recently formed a joint venture in Singapore to establish manufacturing lines for its proprietary cryogenic cooler. The Company has developed a manufacturing process for thin-film thallium barium calcium copper oxide ("TBCCO") materials, which the Company believes is scalable for higher volume production. The Company believes that the combination of internal thin-film production and outsourcing of certain components will enhance the Company's ability to meet customer demand as its HTS filter systems gain market acceptance.

     Pursue Complementary Markets. The Company pursues complementary markets to support the commercialization of its wireless products. The Company believes that increased production volume of cryogenic coolers will create economies of scale, thereby lowering the unit cost of the Company's entire commercial product line. To this end, the Company markets its cryogenic cooler to end users in the high-speed computing market. In addition, the Company continues to pursue government contracts, primarily to fund its research and development efforts, but also to address potential wireless communications product opportunities in the government sector.

     Maintain Technological Leadership. STI has been an innovator in designing and developing products that address the needs of its target markets. The Company believes its HTS materials, RF circuitry and cryogenics are among the most advanced that are commercially available in the industry. STI intends to maintain its technological leadership by continuing to invest resources in research and development and by pursuing government funding for its product development.

WIRELESS COMMUNICATIONS

     The Company principally targets the worldwide wireless communications market which uses a variety of air standard protocols including Code Division Multiple Access ("CDMA"), and GSM at both cellular and PCS frequencies. STI primarily markets its SuperFilter(TM) products to OEMs and wireless communications service providers for inclusion in base stations, which are the basic building blocks of wireless communications systems. Base stations house the complex electronic equipment required to receive and transmit radio waves for multiple real-time voice and data communications. Base station equipment generally includes an antenna and a series of transmitters, receivers, receiver filters and network interface electronics. Base stations are manufactured by OEMs and are sold to service providers that deliver wireless communications services to the public.

WIRELESS COMMUNICATIONS MARKET

     International Data Corporation Link ("IDC") and the Cellular Telecommunications Industry Association estimate that the number of installed wireless base stations worldwide will grow from approximately 50,000 at the end of 1995 to approximately 185,000 by the end of 1999. The Company believes that this rapid growth represents a significant market opportunity for the Company, as each newly deployed base station must incorporate a wireless filter system. In addition, as increasing levels of interference create a demand for higher performance filters, the Company's products could be used by service providers to retrofit existing base stations. Based on its analysis of industry data, the Company estimates that the market for wireless filters for cellular and PCS applications, including those for new and retrofitted base stations, will increase from approximately $100 million in 1995 to approximately $950 million by the end of 1999.

     The reasons for the anticipated rapid expansion of the base station market are two-fold. First, the overall demand for wireless products is increasing both in the United States and worldwide. As the cost of providing wireless communications decreases and the number of service providers increases, consumer access to wireless service will become more affordable and utilization will increase. In addition, in areas without fully-implemented communications systems, the cost of installing a wireless communications system is significantly lower than the cost of installing a traditional landline communications system. Accordingly, the Company believes that many developing countries are seeking to establish a wireless infrastructure.

     Second, a broader range of wireless communications services, such as e-mail, faxing and internet access, is now being offered, further burdening the already crowded wireless frequencies. To accommodate the expanding need for wireless communications, the FCC has auctioned PCS frequencies (around the 2 Ghz frequency) domestically to wireless service providers, yielding over $19 billion in license fees as of January 1997. Auction winners are under financial, regulatory and competitive pressures to quickly deploy and operate wireless services in these new frequencies. In general, service providers will be required to install new base stations to service these new frequencies. In addition, the Company estimates that as a result of the PCS frequency auctions, the number of licensed wireless service providers in any given service area will increase from two to five over the next several years, thereby increasing domestic demand for new base stations.

WIRELESS COMMUNICATIONS CONSTRAINTS

     The ability of wireless service providers to increase system utilization is enhanced by their ability to increase base station coverage range, decrease existing interference and minimize the physical size of base station components. A wireless network consists of a number of adjoining cells that form a service provider's geographic coverage area. Each cell has a base station, and the user communicates through the closest base station on one of a limited number of RF bands. The call is switched from base station to base station as the user moves within the geographic area. Transmissions that pass through a base station are filtered for unwanted signals to improve call clarity. The filtering process improves the quality of the transmission being received and the range that the base station can cover. Range is the distance at which a base station can continue to pick up a wireless phone signal as the user travels away from the physical base station site. Most base stations within the present cellular communications network were deployed at a time when the typical cellular telephone unit was designed to transmit up to three watts of RF power. Today, smaller portable telephones that transmit only 0.6 watts of power are increasingly replacing higher-power mobile units, thereby decreasing the effective range of existing cellular base stations. In the PCS communications arena, wireless communications systems operate at a higher frequency than traditional cellular communications, which reduces the range of signal transmission due to the limitation of conventional filtering technologies. In urban settings, site location, site acquisition and special environmental requirements can drive total costs up to $1 million per site. In addition, each site may be subject to additional or unique regional and local regulatory processes and citizen demands that can burden the deployment process. As a result, decreasing the number of base stations that must be deployed can significantly reduce the service provider's infrastructure costs.

     The physical size of the base station can also be a significant issue for service providers. Because a conventional filter system can account for approximately 30% of the total base station size (excluding the antenna) and a smaller base station requires less real estate per site, reducing the size of the filter system can provide significant cost savings to service providers. In addition, when new sites are not available, base station utilization must be increased by retrofitting electronics for additional channels in the same physical space. In such cases, reducing component size is a viable alternative for increasing capacity.

     Finally, interference due to the imperfect RF channel selectivity of filtering components is also a significant issue. Interference, which occurs when two radio waves of the same frequency interact with one another, can cause dropped calls and cross talk. It also prevents a service provider from fully utilizing the available RF spectrum, as some spectrum must be reserved to protect against interference from another service provider's RF spectrum, which in turn decreases the number of users a base station can process. Problems caused by interference can be especially acute in urban areas, where caller density is high. Because these symptoms of interference can dramatically degrade service quality, a wireless filter system that reduces interference can provide a meaningful advantage in this increasingly competitive market. See "--Competition."

STI'S PRODUCT SOLUTION

     The Company believes that its SuperFilter(TM) systems, which recently have been formally introduced, offer solutions to some of the most pressing constraints facing the wireless communications industry: range, size and interference. Each SuperFilter(TM) system is a self-contained unit that can be retrofitted into existing base stations or incorporated into new base stations regardless of the air standard protocol used (including CDMA, Time Division Multiple Access ("TDMA") and GSM, among others) with little or no modification to conventional design. The benefits offered by the Company's SuperFilter(TM) products include the following:

- Range Extension. The Company's SuperFilter(TM) systems incorporate an LNA with an HTS filter, both of which are then cryogenically cooled. The filters expand the receiving range of the base station by reducing the electrical noise of the system, enabling each base station site to cover a larger area. The Company believes that extending base station range reduces the number of base stations that must be deployed in a given service area, which can result in lower capital and maintenance costs, more calls completed per base station and higher revenue per base station.

- Decrease in System Size. The low resistance of HTS materials allows STI to provide HTS filters that are one one-thousandth the size of the conventional filters most commonly used in base stations. A complete SuperFilter(TM) system is approximately 70% to 90% smaller than a typical conventional filter and can be incorporated easily into a standard 19 inch component rack mount. This significant reduction in physical size makes valuable space available for other required electronic components, enabling service providers to enhance the utilization of existing base stations instead of deploying additional base stations. In addition, reduced size can decrease deployment costs for new base stations, as less real estate is required to support a base station. STI believes its SuperFilter(TM) systems are the smallest filters currently available in the industry.

- Reduction in Interference. STI has demonstrated that HTS thin-film materials are attractive for wireless communications base station applications because the near-perfect conductivity of the HTS filters allows for greater control of RF signals. The Company believes that its HTS filter systems can insulate a desired frequency against interference from unwanted frequency transmissions more selectively than conventional cavity filters, thereby reducing the number of dropped calls and the amount of cross talk. While the exact number of dropped calls will vary among base stations due to differences in call volume and geographic location, a reduction in the number of dropped calls can increase revenues to the service provider. STI believes that a decrease in interference also can result in an increase in utilization of the service provider's allocated frequency spectrum, which in turn could potentially result in an increase in the volume of calls processed.

- Rack and Tower Mount Product Application Options. The Company offers the SuperFilter(TM) system in both rack and tower mount platforms. Conventional filter implementation in the cellular market has required filter deployment inside the building enclosure of the base station, and the Company offers a rack mount product for this application. The Company believes that as new base stations are deployed, base station manufacturers will prefer to install filtering and LNA capabilities at the top of the station's antenna tower, because such mounting substantially reduces the significant signal losses associated with tower-to-ground cabling. The Company believes tower mounting is a key component of extending the range of base stations, and introduced the SuperFilter(TM) system for tower mount platforms in early 1997. The Company's compact system size allows for practical implementation of the fully integrated tower mount unit. The Company believes offering multiple product platforms is a significant product advantage.

- Low Power Consumption. The Company believes that an additional benefit to its HTS filter systems is that these systems consume less energy than competing HTS systems, because the total power budget for some base stations can be as low as 1500 watts. A higher power budget requires high capacity back-up units, resulting in undesirable increases in base station size. Currently, the most energy-efficient competing HTS system consumes more than 600 watts or more of power, while the Company's HTS system consumes only approximately 150 watts of power, comparable to that of a household light bulb. See "Factors Affecting Future Business Operations--Early Stage of the Commercial Superconductor Products Market:
     Market Acceptance and Reliability".

WIRELESS COMMUNICATION CUSTOMERS

     The Company markets its products to large OEMs and service providers worldwide. When targeting a particular customer, the Company currently seeks orders for prototype units, as well as units for conducting laboratory life and field trial testing. Ultimately, the Company will seek multiple unit orders from its customers. Product accelerated life testing provides proof of the reliability and durability of the Company's product, while field trials verify the system's capabilities when implemented into a live system in the field. This approach allows the Company to build customer confidence in its technology, to provide product reliability data and to build a foundation for volume orders. The Company believes it has been successful with this approach and has established relationships with major base station manufacturers and wireless communications service providers, from which STI expects to seek volume orders.

     In May 1996, the Company delivered a complete SuperFilter(TM) system for cellular applications to Motorola. Production of the unit was the result of a long-term effort between the two companies. Following delivery, the unit successfully underwent extensive accelerated life testing at Motorola's facilities, a critical factor in the successful commercialization of the Company's product. As a result of this successful testing, Motorola and the Company are currently examining the potential integration of the SuperFilter(TM) systems into certain Motorola base station offerings. Motorola has ordered additional units for field trials and testing, which tests are expected to take several months to complete. Following successful field testing and the incorporation of any product modifications that such testing may indicate are necessary or desirable, the Company intends to seek a volume order from Motorola.

However, there can be no assurance that the Motorola relationship will ultimately lead to volume orders for the Company's SuperFilter(TM) products. See "Factors Affecting Future Business Operations--Dependence on Sales to OEMs".

     In August 1996, the Company delivered a PCS SuperFilter(TM) system to be utilized in a CDMA environment to a base station manufacturer that is a leader in wireless technology. In addition, in late 1995 the Company delivered a system utilizing GSM technology to one of the world's top five base station manufacturers. The GSM product was tested in the customer's application test center. Both customers have reported favorable results. Currently, the Company is in discussions with both customers to explore potential HTS applications in their base station offerings.

     In December 1996, the Company delivered two filter systems for testing in the PCS environment to a major Asian telecommunications company. This order was a follow-up to past filter deliveries to the same company. The Company has received orders for two cellular tower mount units from a major domestic service provider, and for one PCS system from a large Asian base station manufacturer. Currently, the Company has received revenue-generating orders from six customers. The Company is also in preliminary discussions with several other OEMs and service providers for initial product shipment and field trials.

HIGH-SPEED COMPUTING

     In an effort to provide a complete product solution to the wireless communications industry, the Company has developed a compact, efficient cryogenic cooler. The Company has explored additional applications for its cryogenic technology to increase cooler volume and to decrease the cost and price of the product. The Company has identified the high-speed computing market as one potential application. The Company believes its cryogenic coolers can be used to efficiently and cost-effectively improve the speed of existing workstations and other high performance computers. In recent years, there has been a dramatic increase in demand for higher speed computers, and this trend is expected to continue for the foreseeable future. Workstations are the segment of the computing market focused on processing-intensive uses, such as engineering and computer-aided design. IDC expects sales of workstations with an average sales price of more than $15,000 to grow from 358,000 units in 1995 to over 575,000 units in 1998. As software sophistication increases in response to user demand, higher performance computers are needed to maintain processing times at acceptable levels.

     Temperature, among other factors, is a fundamental limit to electronic system performance. The process that allows computers to run both at high speeds and at low temperatures, known as "cold computing," addresses both performance and thermal management needs. Because the high-end workstation market targeted by the Company for its cold computing products is driven by demands for increased processor speed, performance improvements from cooling are expected to offset the cost of cryogenic coolers.

STI'S COLD COMPUTING PRODUCT

     The Company has developed a line of cold computing products known as RACE(TM) (Radically Accelerated Cold Electronics). These cryogenic coolers have demonstrated in excess of a 50% performance improvement when used in conjunction with workstations at -55 degree C (218K) without any further modifications to the complementary metal oxide semiconductor ("CMOS") central processing unit ("CPU"). With a further decrease in temperature and minor modifications of the CPU, the Company believes that workstation performance can be increased by 100% to 200%. By utilizing the same proprietary technology used to cool its HTS systems, the Company's cold computing products can capitalize on the Company's efforts in HTS cooler development, and can provide additional commercial revenue for the Company. The Company believes that the unit cost of its cooling systems will decline as production volume increases.

COLD COMPUTING CUSTOMERS

     The Company targets its cold computing marketing efforts toward manufacturers and end users in the high-speed computer market. In February 1996, the Company entered into a letter of intent with Commercial Data Servers, a start-up computer company. The letter of intent provides for an initial purchase order for test units, which may be followed by volume orders, although there can be no assurance in this regard. The Company has been in discussions with several other computer manufacturers and anticipates additional cooler orders during 1997. See "Factors Affecting Future Business Operations--Early Stage of the Commercial Superconductor Products Market: Market Acceptance and Reliability".

GOVERNMENT CONTRACTS

     Since inception, over 94% of the Company's net revenues have been from research and development contract sales directly to the government or to resellers to the government. Nearly all of such revenues were paid under contracts between the Company and the Department of Defense ("DoD"). The Company continues to pursue government research and development contract awards to supplement its funding of HTS wireless and cryogenic product development. STI extensively markets to various government agencies to identify opportunities, and actively solicits partners for product development proposals. Since 1988, the Company has successfully obtained a number of non-classified government contracts for HTS research, including some of the largest non-classified HTS awards from the DoD Advanced Research Projects Agency ("DARPA") through the Office of Naval Research, under DARPA's original superconductivity program. In addition to actively soliciting government contracts, the Company participates in the Small Business Innovative Research ("SBIR") program. Since its inception, the Company has been awarded 30 Phase I SBIR contracts, each of which typically generates from $50,000 to $100,000 of revenues for the Company. The Company has been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $1 million of revenues for the Company. STI has several other Phase II proposals currently under review, although there can be no assurance that the Company will be successful in obtaining such contracts. Since the Company's inception, government contracts have provided over $37 million of revenue to the Company. The Company believes that it has successfully leveraged its technology developed under government funded projects into commercial applications.

PRODUCTS DEVELOPED UNDER GOVERNMENT CONTRACTS

     In addition to certain classified programs, the Company is working with the consulting firm of Booz Allen & Hamilton Inc., who is serving as a communications equipment contractor on a government wireless program that utilizes the Company's commercial technology. The focus of this program is to improve the integrity of a digital communications link through the use of an HTS filter system. In December 1996, the Company delivered a pre-production unit under a government subcontract for $150,000. The unit contained multiple HTS filters and custom cooled LNA's, incorporated with the proprietary cryogenics and associated electronics. The application for the unit is in an outdoor environment, with very similar characteristics to the Company's SuperFilter(TM) tower mount product. The Company anticipates a follow-on production order based on successful field testing to be conducted by the customer, although there can be no assurance in this regard. Development of this technology is consistent with the Company's strategy to commercialize its HTS products in the wireless communications area.

     The Company has developed a proprietary switched filter bank ("SFB") system for the military aerospace communications market, developed in conjunction with Wright Laboratory at Wright-Patterson Air Force Base ("WP-AFB") with funding from DARPA. The SFB has demonstrated an ability to mitigate the problem of signal interference, which a DARPA representative has stated is one of the most pressing and recurring problems in the use of electronics in military aircraft. DARPA believes that resolving the interference problem can increase aircraft and pilot survival rates. The Company's filter bank system selectively filters unwanted communications signals that can cause severe problems for radar warning receivers. The Company believes that its filter bank system can also be adapted to mitigate similar problems on ships, helicopters and tanks.

CURRENT GOVERNMENT R&D CONTRACTS

     At December 31, 1996, the Company was working with the government under 13 separate research and development contracts. Two of the significant programs are:

     HTS Thin-Film Manufacturing Alliance. The Company is involved in a government sponsored consortium with another HTS company and a variety of university and industrial participants. The consortium, called the HTS Thin-Film Manufacturing Alliance, has received funding totaling $5.6 million from DARPA through July 1998, subject to annual renewal, resulting in revenues of approximately $2.8 million for STI. Under the cost sharing provisions of the alliance contract, the participating organizations are committed to match research and development expenses; STI will allocate matching expenses of $2.8 million. The purpose of the consortium is to develop cost-effective manufacturing technologies for HTS thin films for RF applications, establish industry standards for substrates, films and testing, and provide second-sourcing between the companies.

     Technology Reinvestment Program. The Company has received a Technology Reinvestment Program contract to refine and develop processes and designs for HTS microwave systems to effect a transition from current research and development to affordable, producible systems providing improvements in military and commercial wireless systems capabilities. The contract is based on an alliance of industry partners and is funded through WP-AFB. The alliance will receive $5.1 million from WP-AFB, and will match an additional $8.3 million through a government cost sharing arrangement. Over the term of the contract, the Company will receive $2.8 million in revenues, and will allocate matching research and development expenses of $4.5 million.

     Phase Three, SFB Development. During 1996, the Company received funding for the third phase of development of the SFB (See "--Products Developed Under Government Contracts"). The incrementally-funded contract was awarded from DARPA through WP-AFB. The product development contract is for $6.1 million over two and one quarter years, $2.3 million of which has been funded through 1997. The contract provides funding for the continued development of the SFB product, a project first undertaken by the Company in 1992. Under phase three of the development program, STI is scheduled to deliver an advanced development, flight-worthy cryogenic system by the end of 1997.

     Military Communications Systems. The Company has been awarded a contract from DARPA through the U.S. Army at Fort Huachuca, Arizona for the development of HTS and cryogenic technology for military communications systems. The incrementally-funded contract includes the development of basic technology for wireless communications, addressing both commercial and military applications. The contract is for $9.1 million over two and one half years, $3.1 million of which has been funded.

     For the year ended December 31, 1996, the Company secured new government contract awards for a total of $20.6 million. Because all of the Company's government contracts are terminable by the contracting agency at its option, award amounts should not be used as a measure of future revenues. See "Factors Affecting Future Business Operations--High Degree of Dependence on Government Contracts," "--Dependence on Sales to OEMs and Service Providers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

STI'S TECHNOLOGY

SUPERCONDUCTING TECHNOLOGY

     Superconductors are materials that have the ability to conduct electrical energy with little or no resistance when cooled to "critical" temperatures. In contrast, electric currents that flow through ordinary materials encounter resistance that consumes energy when electrical energy is converted into heat. Substantial improvements in the performance characteristics of electrical systems can be made with superconductors, including reduced power loss, lower heat generation and decreased electrical noise. As these properties have been applied to radio and microwave frequency applications, new products, such as wireless filters, have been developed that can be extremely small, highly sensitive and highly frequency selective.

     The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a director of the Company and Chairman of its Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures below 23K (-250 degree C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243 degree C) were discovered. In early 1987 yttrium barium copper oxide ("YBCO") was discovered, which has a critical temperature of 93K (-180 degree
C). Shortly thereafter thallium barium calcium copper oxide ("TBCCO") was discovered, which has a critical temperature of 125K (-148 degree C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196 degree C), or the point at which nitrogen liquefies. These high critical temperatures allow superconductors to be cooled using less expensive and more conventional refrigeration processes. STI was formed following this discovery to develop and commercialize high temperature superconductors.

STI'S APPROACH

     The Company has internally developed its key technologies from a standard set of technology platforms. The Company utilizes a proprietary manufacturing process for HTS thin-film production, the base material for the Company's filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is incorporated with the Company's cryogenic cooler, and then integrated with the necessary control electronics into a complete system for simple adaptation into new or existing wireless communications base stations. The Company believes that its filter systems provide its targeted markets with the smallest and most cost-effective products and that it is the only HTS company that develops and manufactures all of these key components.

     HTS Materials. A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. The Company primarily utilizes TBCCO, which has one of the highest known critical temperatures, allowing for reduced cooling needs in order to achieve superconducting properties. The Company holds a worldwide exclusive license, in all fields of use, to TBCCO formulations covered by patents held by the University of Arkansas through a license agreement. The Company also utilizes YBCO for some of its applications, including some manufacturing processes for its RF components. Thin-film HTS is the base material used by STI to produce RF components, such as wireless communications filters. The Company has obtained nine patents for technologies related to thin-film production. The Company believes that the process technology it has developed produces state-of-the-art HTS thin films of the highest quality.

     RF Circuitry. The Company has devoted a significant portion of its engineering resources to design and model the complex RF circuitry that is basic to the Company's products. The Company's RF engineering team has a strong background in RF applications, and includes Dr. George Matthaei, a internationally renowned leader in microwave engineering. In addition, Dr. J. Robert Schrieffer, a Nobel laureate, is head of the Company's Technical Advisory Board. The expertise of this highly qualified team has allowed the Company to design and fabricate very precise individual components, such as RF signal filters. STI has implemented computer simulation systems to design its products, and this RF circuitry design has allowed the Company to produce extremely small, high-performance circuits. Some of the Company's design and engineering innovations have been patented; others are the subject of pending patent applications. The Company believes that its RF engineering expertise provides the Company with a competitive advantage. See"--Manufacturing".

     Cryogenic Cooling Technology. The availability of a low cost, highly reliable, compact cooling technology is critical to the successful commercialization of the Company's HTS products. Although such technology had been used successfully in military applications in the past, no such cryogenic cooler was commercially available. As a result, the Company developed a low cost, low power cooler designed to cool to 77K (-196 degree C) with sufficient heat dissipation for its HTS applications, and has a target life of over 40,000 hours. Its development was based in part on patents licensed by the Company from Sunpower, Inc. under a cross-licensing arrangement. STI believes that its internally-developed cryogenics allow it to offer a cooler that is both compact and reliable enough to meet industry standards and provide the Company with a significant competitive advantage. In high volume production, the Company believes that unit costs for this cooler will be significantly less than currently available cryogenic coolers. See "--Manufacturing".

     Cryogenic Packaging. Cooling to cryogenic temperatures requires proper insulation and packaging. Any HTS or other cryogenically-cooled device must be maintained at its optimal operating temperature, and its interaction with higher temperature components must be controlled. The Company has developed and patented several thermal insulation technologies to satisfy this requirement.

MANUFACTURING

     As the Company has commercialized its HTS and cryogenic products, it has developed prototypes and established its manufacturing foundation. However, the Company presently has no volume production capabilities. As the Company receives volume orders for its products, it expects to outsource the manufacturing of many of the hardware components of its systems, while retaining manufacturing responsibility for its HTS thin-film filters. STI's manufacturing processes, including thin-film production, are performed in "clean rooms." Except for processing related to its proprietary thin films, the Company utilizes technologies and equipment commonly used in the semiconductor industry.

     The Company has demonstrated a proprietary manufacturing process for thin-film TBCCO materials that the Company believes is scalable for high volume production. The Company has established a pilot scale production operation, which the Company uses to produce TBCCO thin films on wafers for wireless electronics applications. The Company currently purchases wafers for growth of HTS thin films from two primary outside suppliers because of the quality of their products. While the Company is aware of alternative sources for its substrates, the establishment of relationships with additional or replacement suppliers could be time consuming and result in a supply interruption which would have a material adverse effect on the Company's ability to manufacture its products in commercial quantities and, correspondingly, upon its business, results of operations and financial condition.

     The RF circuitry utilized by STI is designed and modeled by internal engineering resources. The Company has in-house capabilities to pattern the HTS material and all other aspects of RF component production, including packaging the filters. See "--STI's Technology--STI's Approach."

     STI has in-house prototype capabilities to manufacture its cryogenic coolers in limited quantities. However, the Company has formed Cryo-Asia Pte Ltd ("Cryo-Asia"), a joint venture with Alantac in Singapore, to achieve volume production of its coolers. The Company is in the process of transferring manufacturing technology and the line is producing limited quantities. See "--STI's Technology--STI's Approach," "--Strategic Relationships," "Factors Affecting Future Business Operations--Limited Manufacturing Experience," and "--Business Interruptions and Dependence on a single U.S. Facility.

MARKETING AND SALES

     The Company pursues a marketing strategy aimed at a select group of OEMs, service providers, computer manufacturers, and government agencies where long-term business relationships have been solidified over the years. In addition, the Company demonstrates STI products at trade shows, participates in industry conferences, utilizes selective advertising and provides technical and application reports to recognized trade journals. Product information in the form of brochures, data sheets, application notes, trade journal reports, product photos and press releases are updated as necessary. The Company has an in-house marketing staff with experience in marketing and sales, in addition to nine sales representatives located domestically and internationally. The Company's officers and directors are also involved in the Company's marketing efforts. The Company currently markets its products to the wireless communications and high-speed computing markets in North America, Europe and Asia. The Company has direct distribution arrangements in Japan, Korea, Scandinavia, the United Kingdom, Germany and certain regions of the United States.

     As the Company gains increased access to its targeted markets, it plans to concurrently increase its in-house marketing staff. STI has formally introduced its new product line, its SuperFilter(TM) systems, at trade shows and through other promotional activities. The Company has only recently focused substantial resources on its marketing and sales efforts aimed at the commercial wireless communications market and other markets. There can be no assurance that the Company's efforts in developing its marketing and sales capabilities, including customer service and distribution, will be successful. Failure to develop such capabilities could have a material adverse effect on the acceptance of the Company's products in the commercial markets and, as a result, on the Company's business, results of operations and financial condition.

STRATEGIC RELATIONSHIPS

     The Company has established collaborative and strategic relationships with the following companies:

     Alantac. In May 1996, the Company and Alantac entered into an agreement which established Cryo-Asia, a manufacturing joint venture. The joint venture is owned 60% by the Company and 40% by Alantac. Cryo-Asia was established to develop volume manufacturing of the Company's proprietary cryogenic cooler. The Company anticipates that the joint venture will enhance cost reduction efforts to further decrease the unit cost of its cooler. The Company plans to begin production of the coolers in Singapore over the next several quarters. See "--Manufacturing."

     Lockheed. In January 1988, Lockheed made a $4 million equity investment in the Company and the parties entered into a 20-year agreement to exchange technical information and know-how with the objective of accelerating the use of HTS technology in Lockheed products. According to the terms of the Company's agreement with Lockheed, each party is obligated to assist the other in the transfer of HTS technology, with the inventing party retaining ownership of the technology, or if the technology is jointly invented, then the technology will be jointly owned. If products are developed by the Company in conjunction with Lockheed or by Lockheed using the Company's technology, then the Company has the first right to manufacture such products for Lockheed. If the Company cannot meet quality and delivery schedules, the Company has agreed to grant Lockheed a license to manufacture such products for a royalty.

INTELLECTUAL PROPERTY

     The Company regards elements of its manufacturing processes, product design and fabrication equipment as proprietary and seeks to protect its rights in them through a combination of patent, trademark, trade secret and copyright law and internal procedures and non-disclosure agreements. The Company also seeks licenses from third parties for HTS materials and processes used by the Company which have been patented by other parties. The Company believes that its success will depend, in part, on the protection of its proprietary information, patents and the licensing of key technologies from third parties.

     The Company has focused its development efforts on TBCCO and, to a lesser extent, on YBCO materials. Several U.S. patents have been issued to the University of Arkansas covering TBCCO, and the Company has an exclusive worldwide license (including the right to sublicense) under these patents, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 200,000 shares of Common Stock. Commencing April 1995 the Company has been obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum from and after April 1997, and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. The license terminates upon expiration of the right to claim damages for infringement of all the patents covered. Under the terms of its exclusive license, the Company has agreed to assume litigation expenses for infringement actions, subject to a right of setoff against future royalty obligations.

     In January 1993, as part of its strategy to stimulate the development and use of TBCCO and to create potential second sourcing foundry service to STI, the Company granted DuPont a non-exclusive worldwide sublicense to develop processes and market

TBCCO thin films. DuPont paid the Company $388,000 as partial consideration for the sublicense, a portion of which represents prepaid royalties. Commencing in 1998, DuPont will pay royalties on sales of TBCCO thin films or devices containing TBCCO thin films, subject to annual minimums. In the event that the Company grants another sublicense to a third party on more favorable terms, it will be obligated to extend those terms to DuPont. The term of the sublicense is the same as the Company's license from the University of Arkansas, but the sublicense is terminable by DuPont upon 30 days' notice to the Company. In 1994, the Company granted a nonexclusive license for TBCCO to Superconducting Core Technologies, Inc. on terms substantially similar to those of the DuPont agreement. In addition, the Company granted a non-exclusive license for TBCCO to Midwest Superconductivity, Inc. for a specific, non-thin film field of use. DuPont, Superconducting Core Technologies, Inc., Midwest Superconductivity, Inc., and their customers are current or potential competitors of the Company, and there can be no assurance that these sublicenses will not adversely affect the Company's business, results of operations and financial conditions.

     The Company is also focusing development efforts on YBCO, although to a lesser extent than TBCCO. YBCO is the other significant material that the Company has used in the development of its products. The Company believes that a number of patent applications are pending that cover the composition of YBCO, including applications filed by IBM, AT&T and other large potential competitors of the Company. STI believes that such applications are the subject of interference proceedings currently pending in the U.S. Patent and Trademark Office. The Company is not involved in any such proceedings. In addition, international patents have been issued for specific YBCO compounds. Therefore, there is a substantial risk that one or more third parties will be granted patents covering YBCO and that the Company's use of these materials may require a license. As with other patents, the Company has no assurance that it will be able to obtain licenses to any such patents for YBCO or that such licenses would be available on commercially reasonable terms. The Company's efforts to develop products based on YBCO would be substantially impaired by its failure to obtain any such license for YBCO, and such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

     As of December 31, 1996, the Company holds 13 U.S. patents, and three patents have been allowed but have not yet issued. Nine of the Company's patents are for technologies directed toward producing thin-film materials, including its proprietary thin-film process for TBCCO production. In addition, the Company currently holds three issued and three allowed patents for circuit designs and one patent covering cryogenics and packaging. As of December 31, 1996, the Company has eight patents pending, including three related to materials, two related to cryogenics, and three covering STI circuit designs. As the Company has developed prototype products, it has increased the number of circuit design patents applied for in an effort to protect all phases of product development. See "Factors Affecting Future Business Operations-Uncertainty of Patents and Proprietary Rights."

RESEARCH AND DEVELOPMENT

     As part of STI's strategy to maintain its technological leadership, the Company has focused its research and development activities on materials, RF circuitry, cryogenics design and product application. At December 31, 1996, the Company's research and development department consisted of 50 individuals. The Company's contract research and development expenses consist primarily of labor, engineering, material and overhead costs incurred in connection with research and development activities. For the fiscal years ended 1994, 1995 and 1996, contract research and development expenses were approximately $4.0 million, $5.4 million and $5.7 million, respectively. The Company's revenues from government-related contracts provided for approximately $5.0 million, $7.3 million and $7.1 million, respectively, during these same periods. This accounted for 90%, 96% and 96% of the Company's total revenues in the fiscal years ended 1994, 1995 and 1996, respectively.

     Since the Company's inception, it has received approximately $37 million of revenues from government contracts. The Company believes that it will continue to rely on government research and development awards to fund a significant portion of its research and development activities. See "Factors Affecting Future Business Operations--High Degree of Dependence on Government Contracts," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     The Company faces competition in various aspects of its technology and product development, and in each of the markets targeted by the Company. The Company's current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing technologies. In addition, the Company currently supplies components and licenses technology to large companies and industry leaders that may decide to manufacture or design their own HTS components instead of purchasing them, or licensing the technology, from the Company. The Company expects increased competition both from existing competitors and a number of companies that may enter the wireless communications or high-speed computing markets.

     In the wireless communications market, the Company competes primarily with Conductus, Inc., Illinois Superconductor Corp. and Superconducting Core Technologies, Inc. with respect to its HTS filter systems. In addition, the Company competes with IBM, DuPont, Matsushita and Amtel, a Japanese consortium, among others, with respect to its HTS materials. The Company is not currently aware of another company that is targeting the cold computing market with a compact and low cost cryogenic cooler; however, there can be no assurance that there is no other company designing or developing cryogenic cooling technology similar to or in direct competition with the Company's products. In the government sector, the Company competes with universities, national laboratories and both large and small companies for research and development contracts.

     The Company believes that it competes on the basis of technological sophistication, product performance, reliability, quality, cost-effectiveness and product availability. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to effectively compete will require it to successfully manufacture and market its current products at a sufficiently low cost to achieve commercial acceptance, develop and maintain technologically advanced products, attract and retain highly qualified personnel and obtain patent or other protection for its technology and products. There can be no assurance that the Company will be able to compete successfully in the future. See "--Wireless Communications--Wireless Communications Constraints," and "--Uncertainty of Patents and Proprietary Rights."

ENVIRONMENTAL ISSUES

     The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventative or remedial action, reduction of chemical exposure, or waste treatment or disposal. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, nevertheless there is the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. If such an accident occurred, the Company could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company employed a total of 66 persons, 50 of whom were employed in research and development. Seven of the Company's employees have Ph.D.s and fifteen others hold advanced degrees in physics, materials science, electrical engineering and related fields. The Company's employees are not represented by a labor union, and the Company believes that its employee relations are good.

     The Company is highly dependent upon the efforts of its senior management. Due to the specialized technical nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified technical personnel, primarily in the areas of wireless communications and cold computing. The loss of the services of one or more members of the senior management or technical teams could impede STI's ability to achieve its product development and commercialization objectives. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Form 10-K, including, without limitation, the statements under "Factors Affecting Future Business Operations," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business" regarding: the Company's ability to design, develop, manufacture and market products, including, without limitation, its SuperFilter(TM) systems and cryogenic coolers; the ability of the Company's products to achieve anticipated benefits; the Company's ability to achieve product commercialization; the anticipated growth of its target markets; its ability to achieve profitability; and other matters are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in these "Factors Affecting Future Business Operations," as well as elsewhere in this Form 10-K.

EARLY STAGE OF THE COMMERCIAL SUPERCONDUCTOR PRODUCTS MARKET: MARKET ACCEPTANCE AND RELIABILITY

     The commercial superconductor products market has experienced limited product commercialization to date. Moreover, since inception, the Company has been principally engaged in research and development activities and has only limited experience in the commercialization of its products. The Company's ability to grow will depend on its ability to successfully transition its expertise in HTS filter and cryogenics technologies and applications to commercial markets, including the wireless communications and high-speed computing markets. The Company's success in this regard will depend upon a number of factors, including successful product testing by its potential customers, the success of the Company's sales and marketing efforts into markets not previously addressed by the Company, the ability of the Company's products to achieve its anticipated benefits, its ability to attract and retain qualified personnel, successful and rapid scale-up of the Company's manufacturing capacity, the establishment of satisfactory manufacturing relationships for the outsourcing of product components, reduction of manufacturing expenses in order to price products competitively and continued product development to meet customer demands. Moreover, the Company's commercial customers establish demanding specifications for performance and reliability. While the Company's products and components have passed certain product performance and reliability testing by its customers to date, there can be no assurance that its products will continue to pass customer reliability testing and performance requirements in the future. If such problems occur, the Company could experience increased costs, delays, reductions or cancellations of orders and shipments, and product returns and discounts. There can be no assurance that the Company will be able to produce its products in volume or that any of the Company's products will achieve market acceptance. If the Company is unable to manufacture and market its products for its target markets successfully, its business, results of operations and financial condition will be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Wireless Communications--STI's Product Solution," and "Business--High-Speed Computing--Cold Computing Customers."

DEPENDENCE ON SALES TO OEMS AND SERVICE PROVIDERS

     Most of the Company's products, including those developed for wireless communications base stations and government applications, are intended for use as components or systems in systems manufactured and sold by third party OEMs and wireless service providers. Therefore, to gain market acceptance, the Company must demonstrate that its products will provide advantages to such OEMs and service providers, including a decrease in system size, an increase in range extension and a reduction in interference. There can be no assurance that upon acceptance, the Company's products will be able to achieve any of these advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that OEMs and service providers will elect to incorporate the Company's products into their systems or, if they do, that related system and manufacturing requirements can or will be met. Furthermore, there can be no assurance that an OEM's systems will be commercially accepted. For example, the Company delivered a complete SuperFilter(TM) system to Motorola for possible integration into certain Motorola base station products, which unit successfully underwent extensive accelerated life testing at Motorola's facilities. Motorola has ordered additional units for field trials and testing, and following such trials and testing, if successful, the Company intends to seek a volume order from Motorola. However, there can be no assurance that the Motorola relationship will ultimately lead to volume orders for the Company's SuperFilter(TM) products. Failure of third party OEMs, including Motorola, to incorporate the Company's products into their systems or failure of such OEM's systems to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Wireless Communication--Wireless Communications Customers" and "Government Contracts."

LIMITED MANUFACTURING EXPERIENCE

     To date, the Company has sold products only in limited quantities, primarily for use in the development and demonstration of prototypes and for laboratory and field testing. The Company's current manufacturing facilities are pilot and pre-production scale only and are not sufficient for volume production. There can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of HTS or cold computing products at acceptable costs and on a timely basis. The Company could incur significant ramp-up costs and unforeseen expenses and delays in connection with attempts to manufacture commercial quantities of HTS and cold computing products, which could have a material adverse effect on the Company's business, results of operations and financial condition. When and if the Company receives volume orders for its products, it expects to outsource the manufacturing of certain hardware components. There can be no assurance that the Company will be able to identify manufacturers that will meet the Company's requirements as to reliability, timeliness and cost-effectiveness. Any such failure will limit the Company's ability to satisfy customer orders and would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Manufacturing."

HIGH DEGREE OF DEPENDENCE ON GOVERNMENT CONTRACTS

     Since inception, over 94% of the Company's net revenues have been from research and development contract sales directly to the government or to resellers to the government. Nearly all of such revenues were paid under contracts between the Company and the United States Department of Defense (the "DoD"). The Company uses these contracts to help fund its research and development programs. Although the Company recently has been devoting substantial resources to the development of commercial markets for its products, the Company is, and expects to continue to be in the near term, dependent on government funding for its research and development projects. The DoD has been reducing total expenditures over the past few years, and while to date DoD research and development funding for electronics has been relatively stable despite overall cutbacks, there can be no assurance that such funding will not be reduced in the future. Absent significant future revenues from commercial sales, a significant loss of government funding would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Virtually all of the Company's government contracts are terminable at any time at the option of the government. Although the Company historically has complied with applicable government regulations and contract provisions, there can be no assurance as to such compliance in the future. Noncompliance with government procurement regulations or contract provisions could result in termination of government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the government and possibly civil or criminal liability. During the term of any suspension or debarment by a government agency, the Company could be prohibited from competing for or being awarded any contract by any government agency. The termination of the Company's significant government contracts, the imposition of fines, damages, suspension or debarment, or the adoption of new or modified procurement regulations or practices could have a material adverse effect on the Company's business, results of operations and financial condition.

     Inventions conceived or actually reduced to practice under a government contract generally result in the government obtaining a royalty-free, paid-up, non-exclusive license to practice the invention. Similarly, technologies developed in whole or in part at government expense generally result in the government obtaining unlimited rights to use, duplicate or disclose technical data produced under the contract. There can be no assurance that such licenses and rights will not result in a loss by the Company of potential revenues or the disclosure of any of the Company's proprietary information, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Government Contracts."

UNCERTAINTY OF PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patent, trademark, trade secret and copyright law and internal procedures and nondisclosure agreements to protect its intellectual property. There can be no assurance that the Company's intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries in which the Company's products may be produced or sold do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has an exclusive, worldwide license, in all fields of use, to formulations covered by patents held by the University of Arkansas covering TBCCO, the material upon which the Company primarily relies for its HTS products and product development. There can be no assurance that the validity of these patents will not be subject to challenge. In addition, other parties may have developed similar materials utilizing TBCCO formulations and may design around the patented aspects of this material. Under the terms of its exclusive license, the Company has agreed to assume litigation expenses for infringement actions, subject to a right of setoff against future royalty obligations. If the Company is required to incur significant expenses under this agreement, the Company's results of operations and financial condition could be materially and adversely affected. In addition, the Company has granted each of Midwest Superconductivity, Inc. (for a specific non-thin film field of use only), DuPont and Superconducting Core Technologies, Inc. and its affiliates a non-exclusive worldwide sublicense under its license with the University of Arkansas to develop and market TBCCO materials and superconducting technologies. There can be no assurance that these sublicenses will not adversely affect the Company's business, results of operations and financial condition. Although TBCCO has one of the highest critical temperatures of any HTS material verified by the scientific community to date, other HTS materials are currently known to have advantages over TBCCO with respect to certain applications. There can be no assurance that TBCCO will ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future.

     The Company believes that a number of patent applications are pending that cover the composition of YBCO, including applications filed by IBM, AT&T and other large potential competitors of the Company. YBCO is an HTS material upon which the Company also relies, although to a lesser extent than TBCCO. The Company understands that such applications are the subject of interference proceedings currently pending in the U.S. Patent and Trademark Office. The Company is not involved in these proceedings. In addition, the Company has been issued patents for specific compounds that it uses. The Company believes that a number of international patents may be pending regarding other specific YBCO compounds. There is a substantial risk that one or more third parties will be granted patents covering YBCO and that the Company's use of these materials may require a license. As with other patents, there can be no assurance that the Company will be able to obtain licenses to any such patents for YBCO or other materials or that such licenses would be available on commercially reasonable terms. The Company's efforts to develop products based on YBCO would be substantially impaired by its failure to obtain any such license for YBCO, and such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company owns or has rights under a number of patents and pending patent applications related to the processing of TBCCO and YBCO. There can be no assurance that the patent applications filed by the Company will result in patents being issued, that any patents issued will afford meaningful protection against competitors with similar technology, or that any patents issued will not be challenged by third parties. Since U.S. patent applications are maintained in secrecy until patents are issued, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by issued patents or pending patent applications or that it was the first to file patent applications for such inventions. Moreover, there can be no assurance that other parties will not independently develop similar technologies, duplicate the Company's technologies or, if patents are issued to the Company or rights licensed by the Company, design around the patented aspects of any technologies developed or licensed by the Company. The Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs to the Company. Litigation may also be necessary to enforce any patents held by or issued to the Company or to determine the scope and validity of others' proprietary rights, which could result in substantial costs to the Company.

     The rapid rate of inventions and discoveries in the superconductivity field has raised many patent issues which are not resolved at this time. The claims in the granted patents often overlap and there are disputes involving rights to inventions claimed in pending patent applications. As a result, the patent situation in the HTS field is unusually complex. It is likely that there will be patents held by third parties relating to the Company's products or technology. Therefore, the Company may need to acquire licenses to, design around or successfully contest the validity or enforceability of such patents. The extent to which the Company may be able to acquire necessary licenses is not known. It is also possible that because of the number and scope of patents pending or issued, the Company may be required to obtain multiple licenses in order to use a single material. If the Company is required to obtain multiple licenses, the cost to the Company of HTS materials will increase. Furthermore, there can be no assurance that such licenses would be available on commercially reasonable terms or at all. The likelihood of successfully contesting the validity or enforceability of such patents is also uncertain; and, in any event, the Company could incur substantial costs in defending the validity or scope of its patents or challenging the patents of others. The future success of the Company will depend in large part upon its ability to keep pace with advancing superconductor technology, including superconducting materials and processes and industry standards. The Company intends to continue to develop and integrate advances in wireless filter and cryogenic cooling technologies in the manufacture of commercial quantities of products. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by the Company will not prove more advantageous for the commercialization of HTS products. See "Business--Intellectual Property" and "Business--Competition".

BUSINESS INTERRUPTIONS AND DEPENDENCE ON A SINGLE U.S. FACILITY

     The Company's primary operations, including engineering, manufacturing, customer service, distribution and general administration, are housed in a single facility in Santa Barbara, California. Any material disruption in the Company's operations, whether due to fire, natural disaster or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Manufacturing" and "--Properties."

RAPID TECHNOLOGICAL CHANGE

     The field of superconductivity is characterized by rapidly advancing technology. The future success of the Company will depend in large part upon its ability to keep pace with advancing superconductor technology, including superconducting materials and processes and industry standards. The Company has focused its development efforts on TBCCO and, to a lesser extent, YBCO. There can be no assurance that either TBCCO or YBCO will ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future. The Company intends to continue to develop and integrate advances in wireless filter and cryogenic cooling technologies in the manufacture of commercial quantities of its products. The Company will also need to continue to develop and integrate advances in complementary technologies. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by the Company will not prove more advantageous for the commercialization of HTS products. See "--Uncertainty of Patents and Proprietary Rights" and Business--Intellectual Property" and "--Competition."

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of March 7, 1997 are as follows:

           NAME                        AGE                         POSITION
           ----                        ---                         --------
Glenn E. Penisten                       65     Chairman of the Board of Directors
E. Ray Cotten                           65     Vice Chairman of the Board of Directors
Daniel C. Hu                            52     President, Chief Executive Officer and Director
Robert B. Hammond, Ph.D.                48     Senior Vice President and Chief Technical Officer
James G. Evans, Jr.                     45     Vice President and Chief Financial Officer
James P. Simmons, Jr.                   47     Vice President, Marketing and Sales
Robert P. Caren, Ph.D. (1)(2)           64     Director
Charles Crocker (1)(2)                  58     Director
Dennis Horowitz (1)(2)                  50     Director
J. Robert Schrieffer, Ph.D. (1)(2)      65     Director

(1)      Member of Compensation Committee.
(2)      Member of Audit Committee.

     Glenn E. Penisten has served as Chairman of the Board since May 1994. Mr. Penisten is a founder of the Company and has served on its Board of Directors since May 1987. He served as STI's Chief Executive Officer from August 1987 to June 1988. He has been a General Partner of Alpha Partners, a venture capital firm, since 1985. Mr. Penisten was Chairman of the American Electronics Association in 1982, while he was Chairman of the Board of Directors and Chief Executive Officer of American Microsystems Inc., a semiconductor company. Mr. Penisten is a director of Bell Microproducts Inc., IKOS Systems, Inc., Network Peripherals, Inc. and Pinnacle Systems. Mr. Penisten holds a B.S. in electrical engineering from Oklahoma State University.

     E. Ray Cotten joined the Board of Directors in July 1996 and since August 1996 has served as Vice Chairman of the Board. Since August 1994, he has served as Chairman of the Board of Impulse Telecommunications Corporation, a wireless communications consulting and engineering firm ("Impulse"). Prior to joining Impulse, from December 1992 to August 1994, Mr. Cotten was President, Chief Executive Officer and Chief Operating Officer of Scott Instruments Corporation, a pioneer in voice recognition systems and from December 1990 to November 1992, he was President and Chief Executive Officer of ACS Software Products Group, a software company for the apparel industry. Prior to that, he also served as Vice-Chairman and co-founder of NetAmerica, a digital networking company, held vice-president positions at Microdynamics, Inc., a CAD/CAM company for the apparel industry, Northern Telecom, Inc., a telecommunications company, Data Transmission Corporation, a digital networking company, and Danray, a communications switch manufacturing company, and spent nearly 10 years with Texas Instruments, where he held various management positions. Mr. Cotten received his B.A. in business from Oklahoma State University.

     Daniel C. Hu has served as President, Chief Executive Officer and a member of the Board of Directors of the Company since December 1992. He has been in the semiconductor and electronics Industry for 28 years, having served in a variety of executive positions in business, manufacturing and research and development operations. Prior to joining the Company, Mr. Hu served as President of Elite Microelectronics Inc., a semiconductor company, from April 1991 to July 1992. He has also held senior management positions at Lattice Semiconductor, Advanced Micro Devices, Exel Microelectronics, Inc. and National Semiconductor Corp., and technical management positions at Intel Corporation and Fairchild Semiconductor Corporation, each of which is a semiconductor company. Mr. Hu holds several key CMOS and bipolar patents, and he participated in the pioneering of semiconductor DRAM, SRAM, flash memories and microprocessors. Mr. Hu received an M.S.E.E. from UCLA and a B.S.E.E. from the University of Illinois.

     Robert B. Hammond, Ph.D. has served as Senior Vice President and Chief Technical Officer of the Company since December 1992, having served as Vice President, Technology, and Chief Technical Officer since August 1990. From May 1991 to December 1991 and July 1992 to December 1992, he served as Acting Chief Operating Officer of the Company, and from December 1987 to

August 1990, he served as Program Manager of the Company. Dr. Hammond also serves on STI's Technical Advisory Board. For over ten years prior to joining the Company, he was at Los Alamos National Laboratory, most recently as Deputy Group Leader of Electronics Research and Development, a group that performs research, development and pilot production of solid state electronics and optics. Dr. Hammond received his Ph.D. and M.S. in applied physics and his B.S. in physics from the California Institute of Technology.

     James G. Evans, Jr. joined the Company in March 1995 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, from 1983 to 1995, Mr. Evans held several senior executive positions within finance and operations at Applied Magnetics Corporation, a manufacturer of magnetic record heads for hard disk drives ("Applied Magnetics"), most recently as Customer Business Director and Financial Director of Thin-Film Products, where he was responsible for the design, off-shore manufacturing, pricing, planning and quality of the product for one-third of that company's customers. Before joining Applied Magnetics, Mr. Evans was Director of Financial Planning for Tiger International, a transportation company. Mr. Evans has an M.B.A. in Accounting from the University of Southern California and a B.A. in Business Economics from the University of California at Santa Barbara. Mr. Evans is a certified public accountant.

     James P. Simmons, Jr. joined the Company as Vice President, Marketing and Sales in May 1994. Prior to joining the Company, from September 1990 to May 1994, Mr. Simmons was the Product Marketing and Applications Manager at Therma-Wave, Inc., a semiconductor equipment company, where he was responsible for all strategic and tactical marketing activities for a major product family. Mr. Simmons has over 20 years of marketing management and production experience within the high-technology industry and has held management positions with Hewlett-Packard Company, as well as KLA Instruments Corp. and Nanometrics, Inc., both of which are semiconductor equipment companies. Mr. Simmons holds an M.B.A. from the Harvard Business School and a B.S. in applied physics from the California Institute of Technology.

     Robert P. Caren, Ph.D., has served on both the Board of Directors and the Technical Advisory Board of the Company since January 1988. From 1988 to 1995, when he retired, Dr. Caren served as Corporate Vice President, Sciences and Engineering, for Lockheed Martin Corporation. Dr. Caren is a fellow of the American Institute of Aeronautics and Astronautics and the American Association for the Advancement of Science. He is a member of the National Academy of Engineering and past Chairman of the Research Division of the Defense Preparedness Association. Dr. Caren received his Ph.D., M.S. and B.S. in physics from Ohio State University.

     Charles Crocker is a founder of the Company and has served as its President from May 1987 to August 1987, and has served on its Board of Directors since May 1987. Mr. Crocker has served as the President and Chief Executive Officer and Chairman of the Board of BEI Electronics, Inc., a sensor and medical device company, since 1974. He founded and has served as President of Crocker Capital, a private venture capital company, since its inception in 1971. He is a director of Kera Vision, Inc., Pope & Talbot, Inc. and Fiduciary Trust Company International. Mr. Crocker holds an M.B.A. from the University of California, Berkeley, and a B.S. from Stanford University.

     Dennis Horowitz has served on the Board of Directors of the Company since June 1990. Since September 1994, Mr. Horowitz has served as Corporate Vice President and President of the Americas, AMP Incorporated, an interconnection device company. From October 1993 to August 1994, Mr. Horowitz served as President and Chief Executive Officer of Philips Technologies, a Philips Electronics North America company. From April 1990 to September 1993, Mr. Horowitz served as President of Philips Components, Discrete Products Division. From 1988 to 1990, he served as Division President of Magnavox CATV, and from 1980 to 1988 he was involved in the general administration of North American Philips Corporation. Philip Components and Magnavox CATV are divisions of North American Philips Corporation. Mr. Horowitz is a director of Aerovox Corporation. Mr. Horowitz holds an M.B.A and a B.A. in economics from St. John's University.

     J. Robert Schrieffer, Ph.D. founded the Technical Advisory Board of the Company in August 1987 and has served as its Chairman since that time. He has also served on the Board of Directors of the Company since October 1988. He received the Nobel Prize in Physics in 1972 for work in superconductivity theory, and he has received many other professional honors including the National Medal of Science. Dr. Schrieffer is currently the President of the American Physical Society. He is also the University Eminent Scholar of the State of Florida University System and has been the Chief Scientist of the National High Magnetic Field Laboratory since January 1992. Dr. Schrieffer was Chancellor's Professor of Physics and Director of the Institute for Theoretical Physics at the University of California, Santa Barbara from 1980 to 1991. Dr. Schrieffer serves on a number of government and industrial committees and is a Fellow of the Los Alamos National Laboratory, heading its Advanced Study Program in High Temperature Superconductivity Theory from 1988 to 1993. Dr. Schrieffer received his Ph.D. and M.S. in physics from the University of Illinois and his B.S. in physics from the Massachusetts Institute of Technology.

     All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Company's Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

ITEM 2.  PROPERTIES.

     The Company's operations, including its pilot scale manufacturing line, are located in approximately 24,000 square feet of space in Santa Barbara, California. The Company occupies 15,000 square feet of this space under a lease which expires on December 31, 1999. The Company occupies the remaining 9,000 square feet of this space under a lease which expires on December 31, 1997. The Company believes that such facilities will be adequate to meet its current and reasonably anticipated needs for the next year. See "Factors Affecting Business Operations--Business Interruptions and Dependence on a Single U.S. Facility".


ITEM 3.  LEGAL PROCEEDINGS

     There are currently no pending or threatened material legal actions against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fiscal quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

     Pursuant to the Company's initial public offering, the Company's Common Stock commenced trading on the Nasdaq National Market on March 7, 1993. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "SCON." The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

                                                                                                              HIGH             LOW
                                                                                                              ----             ---

                  FISCAL 1995
                  Quarter ended April 1, 1995................................................................$  7.75         $  5.25
                  Quarter ended July 1, 1995.................................................................$  6.88         $  5.25
                  Quarter ended September 30, 1995...........................................................$  7.13         $  4.88
                  Quarter ended December 31, 1995 ...........................................................$  6.13         $  3.63


                  FISCAL 1996
                  Quarter ended March 30, 1996...............................................................$  9.50         $  4.00
                  Quarter ended June 30, 1996................................................................$  8.75         $  6.53
                  Quarter ended September 29, 1996...........................................................$  8.34         $  6.25
                  Quarter ended December 31, 1996 ...........................................................$  7.50         $  3.38

                  FISCAL 1997
                  Quarter ended March 29, 1997...............................................................$  4.75         $  3.50
                  (Through March 13, 1997)


HOLDERS OF RECORD

     As of March 13, 1997, there were approximately 164 holders of record of the Common Stock.

DIVIDENDS

     The Company has never paid cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future. Furthermore, the Company's equipment lease lines prohibit it from paying cash dividends. The Company intends to retain future earnings, if any, for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA. (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 14 of Part IV of this Report.



                                                                                Year Ended December 31,
                                                               --------------------------------------------------------
                                                                 1992       1993         1994       1995        1996
                                                                 ----       ----         ----       ----        ----
STATEMENT OF OPERATIONS DATA:
Net Revenues:
   Government contract revenues ............................   $  3,717    $  4,334    $  4,979    $  7,310    $  7,104
   Commercial product revenues .............................        234         280         450         300         250
    Sub license royalties ..................................          0         388          75           0          38
                                                               --------    --------    --------    --------    --------
      Total net revenues ...................................      3,951       5,002       5,504       7,610       7,392

Costs and expenses:
   Contract research and development .......................      2,546       2,862       4,030       5,414       5,721
    Other research and development .........................      1,784       1,998       2,085       2,397       2,260
    Selling, general and administrative ....................      2,274       2,468       2,928       2,871       2,967
                                                               --------    --------    --------    --------    --------
       Total operating expenses ............................      6,604       7,328       9,043      10,682      10,948
                                                               --------    --------    --------    --------    --------
Loss from operations .......................................     (2,653)     (2,326)     (3,539)     (3,072)     (3,556)
Other income (expense), net ................................       (164)        188         280         253          85
                                                               --------    --------    --------    --------    --------
Net loss ...................................................   $ (2,817)   $ (2,138)   $ (3,259)   $ (2,819)   $ (3,471)
                                                               ========    ========    ========    ========    ========
Net loss per share .........................................   $   (.68)   $   (.42)   $   (.55)   $   (.47)   $   (.57)

Weighted average number of shares outstanding ..............      4,157       5,032       5,971       6,026       6,117



                                                                     December 31,
                                                     ----------------------------------------------
                                                      1992     1993      1994      1995       1996
                                                      ----     ----      ----      ----       ----
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments   $   431   $10,583   $ 7,930   $ 5,244     6,871
Working capital .................................       841    11,134     8,242     5,695     7,178
Total assets ....................................     7,360    16,616    14,613    11,878    13,344
Long-term debt ..................................       938        56       724       453        77
Total stockholders' equity ......................     4,853    15,741    12,640    10,087    11,290

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and under the caption entitled "Factors Affecting Future Business Operations".

     Superconductor Technologies Inc. is a development stage company founded in 1987 to develop and market advanced electronics products incorporating high temperature superconductor materials. Since its inception, the Company has been primarily engaged in research and development activities, recruiting technical and administrative personnel, and raising capital. To date, the Company has received revenue primarily from government research contracts and, to a limited extent, from sales of its products. The Company has incurred cumulative losses of $23,512,000 from inception to December 31, 1996.

RESULTS OF OPERATIONS

FISCAL YEAR 1996 AS COMPARED WITH FISCAL YEAR 1995

Net revenues. Net revenues decreased by $218,000, or 3% from $7.6 million in fiscal 1995 to $7.4 million in fiscal 1996, due primarily to a decrease in government contract revenues.

     Government contract revenues decreased by $206,000, or 3% from $7.3 million for fiscal year 1995 to $7.1 million for fiscal year 1996 as a result of delays in government funding in the first half of the year. Government contract revenues constituted 96% of net revenues in fiscal 1995 and fiscal 1996. In fiscal 1996, the Company was awarded $20.6 million in incrementally-funded government contracts, 51% of which has been funded through 1997 and beyond.

     Commercial sales of the Company's HTS products decreased by $50,000, or 17%, from $300,000 in fiscal year 1995 to $250,000 in fiscal year 1996. However, 1996 sales were primarily comprised of sales of the Company's Superfilter(TM) prototypes and cryogenic coolers as compared to prior years in which commercial sales were associated with sales of superconducting films. All film production is now being used internally for expanding the Company's efforts to develop products for commercialization.

     Sublicense royalties increased $38,000, or 100% in fiscal year 1996 as the Company entered into one sublicense agreement with respect to its patents in 1996 and none during 1995.

     Contract research and development. Contract research and development expenses increased by $307,000 or 6%, from $5.4 million in fiscal 1995 to $5.7 million in fiscal 1996. This increase is the result of the increased use of subcontractors and increased research and development efforts which are allowable expenses under contracts.

     Other research and development expenses. Other research and development expenses decreased by $137,000, or 6%, from $2.4 million in fiscal 1995 to $2.3 million in fiscal 1996. This decrease is the result of some costs being expensed under contract research and development expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 96,000, or 3%, from $2.9 million in fiscal 1995 to $3.0 million in fiscal 1996. This increase is primarily attributable to start-up costs for Cryo-Asia, the joint venture with Alantac. See "Item 1. Business-Strategic Relationships".

     Other income (expense), net. Interest income decreased by $197,000, or 56%, from $353,000 in fiscal 1995 to $156,000 in fiscal 1996 due to a decline in interest-earning investment balances during the first ten months of 1996 as these funds were utilized to fund operations. Interest expense decreased by $29,000, or 29%, from $100,000 in fiscal 1995 to $71,000 in fiscal 1996 due to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.


FISCAL YEAR 1995 AS COMPARED WITH FISCAL YEAR 1994

     Net revenues. Net revenues increased by $2.1 million, or 38% from $5.5 million in fiscal 1994 to $7.6 million in fiscal 1995, due primarily to an increase in government contract revenues.

     Government contract revenues increased by $2.3 million, or 47% from $5.0 million for fiscal year 1994 to $7.3 million for fiscal year 1995. Government contract revenues constituted 90% of net revenues in fiscal 1994 and 96% of net revenues in fiscal 1995. These increases are the result of the Company targeting larger contracts involving the design and production of prototypes incorporating the Company's HTS technology. Three major contracts which were awarded in 1994, and continued to be funded in 1995, accounted for over 60% of the government contract revenues in fiscal 1995. In fiscal 1995, the Company was also awarded a significant government contract for RF and materials development. In addition, during the third quarter of 1995, the Company entered into a consortium with another superconducting company and various university and industrial participants to further the development of HTS thin-film manufacturing technology.

     Commercial sales of the Company's HTS products decreased by $150,000, or 33%, from $450,000 in fiscal year 1994 to $300,000 in fiscal year 1995, as a direct result of the Company's decision to focus on the internal use of thin films instead of external sales.

     Sublicense royalties were $75,000 in fiscal year 1994. Because the Company did not enter into any sublicense agreements with respect to its patents during 1995, it did not have any sublicense royalties in 1995.

     Contract research and development. Contract research and development expenses increased by $1.4 million, or 34%, from $4.0 million in fiscal 1994 to $5.4 million in fiscal 1995. This increase in contract research and development expenses is a result of increased contracting activities performed in connection with government contract awards and to a lesser extent, to a cost sharing contract for the design and delivery of a cellular HTS filter to commercial customers.

     Other research and development expenses. Other research and development expenses increased by $312,000, or 15%, from $2.1 million in fiscal 1994 to $2.4 million in fiscal 1995, due primarily to the hiring of additional technical personnel in order to accelerate the Company's commercial research and development efforts in the fields of wireless communications, cryogenics and high-speed computing.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased 2% from $2,928,000 in fiscal 1994 to $2,871,000 in fiscal 1995, due primarily to lower expenses related to travel, trade shows and general supplies.

     Other income (expense), net. Despite a decrease in cash balances, interest income increased by $29,000, or 9%, from $324,000 in fiscal 1994 to $353,000 in fiscal 1995 due to higher interest rates in 1995. Interest expense increased by $61,000, or 156%, from $39,000 in fiscal 1994 to $100,000 in fiscal 1995 as a result of the Company entering into an equipment lease line during the third fiscal quarter of 1994. See " -- Liquidity and Capital Resources."

FLUCTUATIONS IN PERIODIC RESULTS

     A significant portion of the Company's revenues have historically consisted of government research and development contract revenues. The Company expects that government contract revenue will continue to account for a substantial portion of total net revenues over the next several quarters. Government contract revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns, as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Net Revenues" and "Item 1--Business--Government Contracts" and -- "Factors Affecting Future Business Operations-High Degree of Dependence on Government Contracts".

      As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenue will increase. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net revenues" and "Item 1 -- Business -- Government Contracts". In addition, as the Company attempts to achieve commercialization of HTS products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's cash and cash equivalents totaled $2.6 million and short-term investments totaled $4.2 million. The Company considers investments with original maturities of three months or less to be cash equivalents. Cash and short-term investments increased $1.6 million, or 31%, from $5.2 million in fiscal 1995 to $6.8 million in fiscal 1996. The increase in cash and cash equivalents and short-term investments is due primarily to the successful completion of the Company's secondary offering in the fourth quarter.

     The Company financed its operations from inception through December 31, 1996 primarily from net proceeds of $12.7 million raised in its initial public offering, $15.0 million raised in private placements prior to the initial public offering, $4.6 million from net proceeds raised in its secondary offering, $37.0 million in government development contract revenues and $2.2 million in product and license revenues. Operating activities used $2.2 million, $2.3 million and $2.4 million of cash and cash equivalents in fiscal 1994 1995 and 1996, respectively. Investing activities used cash of $516,000 in fiscal 1994, provided cash of $2.3 million in fiscal 1995 and used cash of $1.7 million in fiscal 1996. Financing activities provided cash of $869,000 in fiscal 1994, used cash of $104,000 in fiscal 1995 and provided cash of $4.3 million in 1996 (primarily from the proceeds of the secondary offering).

     The Company's principal resource commitments at December 31, 1996 consisted of accounts payable and accrued employment compensation of $935,000 and $313,000, respectively, and approximately $500,000 of obligations under equipment financing commitments.

     In August 1994, the Company entered into an equipment financing agreement which provided for borrowings of up to $1.5 million through the end of 1994 at an annual interest rate of prime plus 1%. Borrowings under the financing agreement are secured by substantially all the Company's assets, and are to be repaid in 36 monthly installments which began in January 1995. During the third quarter of 1995, the Company extended and amended its equipment financing arrangement to permit an additional $500,000 in borrowings through the end of 1995 at the same interest rate of the initial agreement. As of December 31, 1996, borrowings of $467,000 were outstanding under this agreement.

     The Company invests available funds in short-term, investment grade investments, including without limitation government obligations, corporate commercial paper, certificates of deposit and money market funds. The Company may also invest available funds in intermediate-term investment grade securities.

     To date, inflation has not had a material impact on the Company's financial results.

     After the completion of the secondary offering, the Company believes that its existing cash, cash equivalents and short-term investments, together with revenue from operations, should provide sufficient resources to meet its current anticipated liquidity and capital requirements to meet the Company's expansion objectives for at least the next 12 months.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     All information required by this item is included on pages 28 to 40 in Item 14 of Part IV of this Report and is incorporated into this item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption "Business--Executive Officers and Directors" and under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Executive Compensation -Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     The following documents are filed as part of this Report:

                                                                                                                   PAGE
                                                                                                                   ----
                 1.   Financial  Statements.  The  following  financial  statements  of the  Company  and  the
                      Report of Price  Waterhouse  LLP,  Independent  Accountants,  are included in Part IV of this Report on the pages indicated:

                      Report of Independent Accountants............................................................ 28

                      Balance Sheet as of December 31, 1995 and 1996............................................... 29

                      Statement of Operations for the years ended December 31, 1994, 1995 and 1996 and for the period May 11, 1987 (inception) to December 31, 1996............................. 30

                      Statement of Stockholders' Equity for the period from May 11, 1987 (inception)
                      to December 31, 1996......................................................................... 31

                      Statement of Cash Flows for the years ended December 31, 1994, 1995 and
                      1996 and for the period May 11, 1987 (inception) to December 31, 1996........................ 32

                      Notes to Financial Statements................................................................ 33



     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                 2.   Exhibits:


   EXHIBIT
    NUMBER                                             DESCRIPTION OF DOCUMENT
   --------                                            -----------------------
    3.1(2)     Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3).
    3.2(1)     Bylaws of the Registrant (Exhibit 3.4).
   10.1(1)*    Technology Agreement between the Registrant and Lockheed Corporation dated January 8, 1988.
   10.2(1)     Technical Information Exchange Agreement between the Registrant and Philips dated September 1989.
   10.3(1)     Standard Industrial Lease between the Registrant and UML Real Estate Partnership dated January 1, 1990;
               Sublease between Registrant and Consolidated Packaging Machinery Company dba Industrial Automation
               Corporation dated October 25 1989.
   10.4(1)     Form of Consulting Agreement.
   10.5(1)     Form of Employee Proprietary Information Agreement.
   10.6(1)     Offer of Employment Letter to William D. Baker dated December 21, 1991.
   10.7(1)     Offer of Employment Letter to Gregory L. Hey-Shipton dated May 7, 1991, as amended.
   10.9(1)     1992 Director Option Plan.
   10.10(1)    Form of Indemnification Agreement.
   10.11(1)    License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended.
   10.15(1)    Loan and Security  Agreement  between the  Registrant  and Silicon  Valley Bank dated  May 17,  1991, as amended.
   10.17(1)    1992 Stock Option Plan.
   10.19(1)    Proprietary  Information &  Patents  Inventions  Agreement  among the  Registrant,  E-Systems,  Inc. and various other parties; Purchase Order dated October 10, 1991.
   10.20(1)*   Joint Venture Company (JVC) Agreement between the Registrant and Sunpower Incorporated dated

               April 2, 1992.
   10.21(1)    Government Contract issued to Registrant by the Defense Advanced
               Research Projects Agency through the Office of Naval Research dated September 4, 1991.
   10.22(1)    Offer of Employment Letter to Daniel Hu dated November 23, 1992.
   10.25(2)*   License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992.
   10.26(1)    Note and Warrant Purchase Agreement dated December 28, 1992.
   10.27(2)    Form of Representative's Warrant Agreement.
   10.28(3)*   Superconductor Technologies Inc. Purchase Agreement.
   10.29(4)    Loan and Security Agreement between Registrant and Silicon Valley Bank dated August 26, 1994.
   10.30(4)    Form of Distribution Agreement.
   10.31(4)    Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement.
   10.32(5)    Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 27, 1995.
   10.33(6)*   Joint Venture Agreement between Registrant and Alantac Technologies (S) Pte Ltd., dated May 20, 1996.
     23.1      Consent of Independent Accountants.
     24.1      Power of Attorney (see page 41).

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).

(2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1993.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1994.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-10569).

 * Confidential treatment has been previously granted for certain portions of these exhibits.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

     (c)  Exhibits. See Item 14(a) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
Superconductor Technologies Inc. (a Development Stage Enterprise)

In our opinion, the balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Superconductor Technologies Inc. (a Development Stage Enterprise) at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and the period from May 11, 1987 (inception) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Los Angeles, California
February 14, 1997

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEET

                       ASSETS                                                    DECEMBER 31,
                                                                        ----------------------------
                                                                            1995            1996
                                                                        ------------    ------------
Current assets:
     Cash and cash equivalents                                          $  2,430,000    $  2,599,000
     Short-term investments                                                2,814,000       4,272,000
     Accounts receivable                                                   1,313,000       1,599,000
     Inventory                                                               228,000         502,000
     Prepaid expenses and other current assets                               248,000         183,000
                                                                        ------------    ------------

          Total current assets                                             7,033,000       9,155,000

Note receivable from related party                                           150,000         150,000
Property and equipment, net                                                2,369,000       1,799,000
Patents and licenses, net of accumulated amortization
  of  $603,000 and $835,000, respectively                                  2,280,000       2,204,000
Other assets, net of accumulated
  amortization of $77,000 and $86,000, respectively                           46,000          36,000
                                                                        ------------    ------------

          Total assets                                                  $ 11,878,000    $ 13,344,000
                                                                        ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $    463,000    $    935,000
     Accrued compensation                                                    270,000         313,000
     Long-term debt --current                                                405,000         423,000
     Billings in excess of cost and earnings on uncompleted contracts        200,000         306,000
                                                                        ------------    ------------
          Total current liabilities                                        1,338,000       1,977,000
Long-term debt                                                               453,000          77,000
                                                                        ------------    ------------

          Total liabilities                                                1,791,000       2,054,000
                                                                        ------------    ------------

Commitments
Stockholders' equity:
      Preferred Stock, $.001 par value, 2,000,000 shares authorized,
        none issued                                                                0               0
     Common Stock, $.001 par value, 15,000,000 shares authorized,
        6,026,065 and 7,575,660 shares issued and outstanding                  6,000           8,000
     Capital in excess of par value                                       30,122,000      34,794,000
     Deficit accumulated during development stage                        (20,041,000)    (23,512,000)
                                                                        ------------    ------------

          Total stockholders' equity                                      10,087,000      11,290,000
                                                                        ------------    ------------

          Total liabilities and stockholders' equity                    $ 11,878,000    $ 13,344,000
                                                                        ============    ============

               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS



                                                           FOR THE YEAR ENDED
                                                                DECEMBER 31,                   MAY 11, 1987
                                                                                              (INCEPTION) TO
                                                   1994            1995            1996      DECEMBER 31, 1996
                                               ------------    ------------    ------------  -----------------

Net Revenues:
   Government contract revenues                $  4,979,000    $  7,310,000    $  7,104,000    $ 37,004,000
   Commercial product revenues                      450,000         300,000         250,000       1,723,000
   Sub license royalties                             75,000               0          38,000         501,000
                                               ------------    ------------    ------------    ------------
      Total net revenues                          5,504,000       7,610,000       7,392,000      39,228,000
                                               ------------    ------------    ------------    ------------
Costs and expenses:
   Contract research and development              4,030,000       5,414,000       5,721,000      29,210,000
   Other research and development and
      commercial                                  2,085,000       2,397,000       2,260,000      16,226,000
   Selling, general and administrative            2,928,000       2,871,000       2,967,000      18,575,000
                                               ------------    ------------    ------------    ------------

     Total costs and expenses                     9,043,000      10,682,000      10,948,000      64,011,000
                                               ------------    ------------    ------------    ------------
Loss from operations                             (3,539,000)     (3,072,000)     (3,556,000)    (24,783,000)
Interest income                                     324,000         353,000         156,000       2,615,000
Interest expense                                    (39,000)       (100,000)        (71,000)     (1,225,000)
Other income (expense), net                          (5,000)              0               0        (119,000)
                                               ------------    ------------    ------------    ------------
      Net loss                                 ($ 3,259,000)   ($ 2,819,000)   ($ 3,471,000)   ($23,512,000)
                                               ============    ============    ============    ============
Net loss per share                             ($      0.55)   ($      0.47)   ($      0.57)
                                               ============    ============    ============
Weighted average number of
 shares outstanding                               5,970,969       6,025,790       6,117,126
                                               ============    ============    ============

               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                              UNREALIZED
                                                                                                                 GAIN/
                                                                                                   DEFICIT      (LOSS)
                                                                         CAPITAL      COMMON      ACCUMULATED     ON
                                                                        IN EXCESS     STOCK         DURING     AVAILABLE-
                                COMMON STOCK    CONVERTIBLE PREFERRED    OF PAR    SUBSCRIPTIONS  DEVELOPMENT   FOR-SALE
                              SHARES    AMOUNT    SHARES    AMOUNT       VALUE      RECEIVABLE       STAGE    SECURITIES     TOTAL
Common stock issued to
  directors                   310,000   $1,000                        $    99,000                                       $   100,000
Common stock issued for
  acquisition                 250,000                                      25,000                                            25,000
Common stock issued to
  employees and consultants   772,542    1,000                            222,000   ($176,000)                               47,000
Common stock issued for
  services                      6,000                                      42,000                                            42,000
Payment received on common
   stock subscription
   receivable                                                                           3,000                                 3,000
Series A preferred stock
  issued                                          615,000    $ 1,000      427,000                                           428,000
Series B preferred stock
  issued                                        2,546,482      3,000    7,576,000                                         7,579,000
Repurchase of common
  stock and elimination
  of related subscription
  receivable                  (42,301)                                    (17,000)     23,000                                 6,000
Series D preferred stock
  issued                                        2,394,288      2,000    8,268,000                                         8,270,000
Compensation associated
  with stock options
  granted                                                                 178,000                                           178,000
Net loss from 5/11/87
  (inception) through
  12/31/92                                                                                     ($11,825,000)            (11,825,000)
                            ---------   ------ ----------     ------  -----------   ---------  ------------  ---------  -----------
Balance at 12/31/92         1,296,241    2,000  5,555,770      6,000   16,820,000    (150,000)  (11,825,000)              4,853,000
Initial public offering
  of shares                 1,500,000    1,000                         12,730,000                                        12,731,000
Conversion of preferred
  shares                    2,777,885    3,000 (5,555,770)    (6,000)       3,000
Compensation associated
  with stock options
  granted                                                                 101,000                                           101,000
Common stock issued,
  exercise of stock
  options                     194,437                                     100,000     (56,000)                               44,000
Repayment of stockholder
  note                                                                                150,000                               150,000
Net loss                                                                                         (2,138,000)             (2,138,000)
                            ---------   ------ ----------     ------  -----------   ---------  ------------  ---------  -----------
Balance at 12/31/93         5,768,563  $ 6,000                        $29,754,000    ($56,000) ($13,963,000)           $ 15,741,000
Common stock issued,
  exercise of stock
  options                     186,607                                     145,000       23,000                              168,000
Compensation associated
  with stock options
  granted                                                                  92,000                                            92,000
Unrealized loss on
  available-for-sale
  securities                                                                                                 ($102,000)    (102,000)
Net loss                                                                                         (3,259,000)            (3,259,000)
                            ---------   ------ ----------     ------  -----------   ---------  ------------  ---------  -----------
Balance at 12/31/94         5,955,170    6,000                         29,991,000     (33,000)  (17,222,000)  (102,000)  12,640,000
Common stock issued,
  exercise of stock
  options                      70,895                                      61,000      33,000                                94,000
Compensation associated
  with stock options
  granted                                                                  70,000                                            70,000
Unrealized gain on
  available-for-sale
  securities                                                                                                   102,000      102,000
Net loss                                                                                         (2,819,000)             (2,819,000)
                            ---------   ------ ----------     ------  -----------   ---------  ------------  ---------  -----------
Balance at 12/31/95         6,026,065    6,000                         30,122,000               (20,041,000)             10,087,000
Common stock issued,
  exercise of stock
  options                      48,248                                      74,000                                            74,000
Common stock issued,
  cashless exercise of
  warrants                      1,347
Common stock issued,
  secondary offering        1,500,000    2,000                          4,582,000                                         4,584,000
Compensation associated
  with stock options
  granted                                                                  16,000                                            16,000
Net loss                                                                                         (3,471,000)             (3,471,000)
                            ---------   ------ ----------     ------  -----------   ---------  ------------  ---------  -----------
Balance at 12/31/96         7,575,660   $8,000          -     $    -  $34,794,000   $       -  ($23,512,000) $       -  $11,290,000
                            =========   ====== ==========     ======  ===========   =========  ============  =========  ===========

               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                    (NOTE 10)

                                                                             FOR THE YEAR ENDED                  MAY 11, 1987
                                                                                 DECEMBER 31,                   (INCEPTION) TO
                                                                ------------------------------------------       DECEMBER 31,
                                                                    1994            1995            1996             1996
                                                                    ----            ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        ($ 3,259,000)   ($ 2,819,000)   ($ 3,471,000)   ($23,512,000)
Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation and amortization                                     958,000       1,145,000       1,101,000       6,836,000
   Compensation expense associated with stock options granted         92,000          70,000          16,000         457,000
   Loss on disposal of property and equipment                              0               0               0          89,000
   Common stock issued for services                                        0               0               0          42,000
   Changes in assets and liabilities:
      Accounts receivable                                            (81,000)       (156,000)       (286,000)     (1,599,000)
      Note receivable from employee                                        0               0               0        (150,000)
      Inventory                                                     (105,000)         66,000        (274,000)       (502,000)
      Prepaid expenses and other current assets                       25,000        (139,000)         65,000        (183,000)
      Patents and licenses                                          (371,000)       (441,000)       (156,000)     (1,598,000)
      Other assets                                                         0               0           1,000         (97,000)
      Security deposits                                              152,000               0               0         (36,000)
      Accounts payable and accrued expenses                          397,000        (184,000)        515,000       1,192,000
      Billings in excess of cost and earnings on
         uncompleted contracts                                             0         200,000         106,000         306,000
                                                                ------------    ------------    ------------    ------------
      Net cash used in operating activities                       (2,192,000)     (2,258,000)     (2,383,000)    (18,755,000)
                                                                ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments                                     682,000       2,766,000      (1,458,000)     (4,272,000)
Purchases of property and equipment                               (1,198,000)       (426,000)       (289,000)     (5,311,000)
Proceeds from sale of property and equipment                               0               0               0         922,000
                                                                ------------    ------------    ------------    ------------
    Net cash (used in) provided by investing activities             (516,000)      2,340,000      (1,747,000)     (8,661,000)
                                                                ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                           1,001,000         134,000          57,000       1,916,000
Principal payments on long-term obligations                         (300,000)       (332,000)       (416,000)     (4,256,000)
Proceeds from sale of preferred and common stock                     168,000          94,000       4,658,000      32,355,000
                                                                ------------    ------------    ------------    ------------
   Net cash provided by (used in) financing activities               869,000        (104,000)      4,299,000      30,015,000
                                                                ------------    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents              (1,839,000)        (22,000)        169,000       2,599,000
Cash and cash equivalents at beginning of period                   4,291,000       2,452,000       2,430,000               0
                                                                ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                      $  2,452,000    $  2,430,000    $  2,599,000    $  2,599,000
                                                                ============    ============    ============    ============


               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--THE COMPANY

     Superconductor Technologies Inc. (the "Company") was incorporated in Delaware on May 11, 1987 and maintains its facilities at a single location in Santa Barbara, California. Since formation, the Company has been principally engaged in research and development activities relating to advanced electronic products that incorporate high temperature superconducting ("HTS") materials. The Company has recently shifted its focus to the commercialization of its HTS and cold computing products, while continuing to pursue product development activities. The Company has targeted its products toward a variety of commercial applications in the worldwide wireless communications, high-speed computing and government markets. In addition, the Company is involved as either contractor or subcontractor on a number of contracts with the United States Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. For the years ended December 31, 1994, 1995 and 1996, government related contracts accounted for 90%, 96% and 96% of the Company's revenues, respectively.



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Cash and Cash Equivalents

     For purposes of reporting cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

Short-Term Investments

     Short-term investments consist of highly liquid investments with original maturities in excess of three months. Such investments are stated at fair market value. Management believes that the financial institutions and companies in which it has made such short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Revenue Recognition

     Revenues are principally generated under research and development contracts. Contract revenues are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total estimated contract costs. If the current contract estimate were to indicate a loss, utilizing the funded amount of the contract, a provision would be made for the total anticipated loss. Revenues from research related activities are derived primarily from contracts with agencies of the United States Government. These contracts include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.

     All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, management believes that the audits will not have a significant effect on the financial position, results of operations or cash flows of the Company.

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs incurred solely in connection with research and development contracts are charged to contract research and development expense. Other research and development costs are charged to research and development expense.

Inventories

     Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Property and Equipment

     Property and equipment are recorded at cost. Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

     Property and equipment and furniture and fixtures are depreciated over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over their useful lives or the lease term, whichever is shorter. Depreciation and amortization are computed using the straight-line method.

Patents and Licenses

     Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives or seventeen years, whichever is shorter. The recoverability of carrying values of patents and licenses is evaluated on a recurring basis.

Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Net Loss Per Share

     Net loss per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding, if dilutive. Options granted during the period June 1991 through December 1992 are assumed to be outstanding since inception and included in the computation of net loss per share.

Stock-based Compensation

     The Company measures and records compensation expense relating to stock options as the excess, if any, between the market value of shares on the date of option grant and the expected proceeds upon exercise. Such expense is accrued ratably over the period to be benefited. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to disclose in the footnotes to the financial statements the impact of compensation cost on earnings as determined under the fair value method prescribed by SFAS No. 123.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short term nature of these instruments. The Company estimates that the carrying amount of the note payable approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Reclassification

     Reclassifications have been made to certain 1995 asset and liability amounts in order to conform to the 1996 presentation.

NOTE 3--SHORT-TERM INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). In accordance with the provisions of SFAS 115, the Company has classified investments in short-term debt securities as "available-for-sale" and reported them at fair value on the balance sheet with unrealized gains and losses charged or credited to a separate component of stockholders' equity. Available-for-sale securities are those securities that may be sold prior to maturity in response to liquidity or other factors. At December 31, 1995 and 1996, the aggregate fair market value of the debt securities was $3,973,000 and $5,840,000, respectively, which approximates the aggregate cost.


NOTE 4--PATENTS AND LICENSES

     The Company has focused its development efforts on thallium barium calcium copper oxide ("TBCCO") materials and, to a lesser extent, on yttrium barium copper oxide ("YBCO") materials. Several U.S. patents have been issued to the University of Arkansas covering TBCCO, and the Company has an exclusive worldwide license (including the right to sublicense) under these patents, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 400,000 shares of Series D preferred stock (such Series D shares were subsequently converted into 200,000 shares of common stock). Commencing April 1995, the Company has been obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum beginning after April 1997, and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. The license terminates upon expiration of the right to claim damages for infringement of all the patents covered. The license is being amortized over thirteen years which represents the estimated useful life of the patent and the underlying material (TBCCO). As the Company places reliance on its exclusive license, total or partial loss of the license could have a material adverse effect on manufacturing, sales or operating results.

      The Company sublicensed certain of its rights in 1993, 1994 and 1996 in exchange for non-refundable payments and royalties based on future sales, if any, by the sublicensor. The Company has no future obligations with respect to such sublicenses.



NOTE 5--LONG-TERM DEBT

    In August 1994, the Company and its bank entered into an equipment financing agreement. The agreement provided for borrowings of up to $1,500,000 through the end of 1994, which are secured by substantially all of the Company's assets. Amounts borrowed pursuant to this agreement accrue interest at the annual rate of prime plus 1% and are to be repaid in 36 monthly installments beginning January 1995. In October 1995, the Company extended and amended its equipment financing arrangement in order to borrow an additional $500,000 through the end of 1995 at the same interest rate of the initial agreement.

Equipment financing and capitalized lease obligations comprise the following:

                                                        DECEMBER 31,
                                                  -----------------------
                                                    1995           1996
                                                  --------       --------
Note payable to bank                              $820,000       $467,000
Capitalized lease obligations (Note 10)             38,000         33,000
                                                  --------       --------
   Total                                           858,000        500,000
Current portion                                    405,000        423,000
                                                  --------       --------
Noncurrent portion                                $453,000       $ 77,000
                                                  ========       ========

NOTE 6--INCOME TAXES

    As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $17,245,000 and California net operating loss carryforwards of approximately $8,366,000. The federal carryforwards will expire during the years 1999 through 2011 and the California carryforwards will expire during the years 1997 through 2001. As a result of research and development activities to date, the Company has accumulated research and development credit carryforwards of $626,000 and $232,000 for federal and California purposes, respectively. These federal credit carryforwards will expire during the years 2002 through 2011, while the California credit has no expiration date. As of June 30, 1995, the provisions of the federal research and development credit expired. It was reinstated on January 1, 1996. Accordingly, no federal research and development credits may be claimed for expenses incurred for the period June 30, 1995 through December 31, 1995.

    Due to the uncertainty surrounding the realization of the favorable tax attributes of such net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

    Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of fifty percent or greater, utilization of net operating loss carryforwards may be limited. As a result of certain equity transactions, the Company will be subject to such limitations. The annual limitations have not been determined.


NOTE 7--STOCKHOLDERS' EQUITY

Public Offering

    On November 27, 1996, the Company completed a secondary public offering for 1,500,000 shares of common stock resulting in approximately $4,584,000 of cash proceeds to the Company, net of offering costs of $1,041,000. On January 9, 1997, the underwriter of the secondary offering exercised the option to purchase an additional 100,000 shares of common stock resulting in $345,000 of cash proceeds to the Company, net of offering costs of $30,000.


Preferred Stock

    Pursuant to the Company's Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of Preferred Stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action of the stockholders. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. The Company has no present plans to issue any shares of Preferred Stock.

Stock Options

    Effective October 1988, the Board of Directors adopted the Superconductor Technologies Inc. 1988 Stock Option Plan (the "1988 Plan") and reserved 600,000 shares of common stock for issuance under the 1988 Plan. The 1988 Plan has been amended to increase the number of shares reserved for issuance as follows:
January 1991 to 772,883; May 1994 to 1,072,883 and May 1995 to 1,472,883.
Pending stockholder approval, the 1988 plan will increase by 500,000 shares in May 1997. Pursuant to the 1988 Plan, key employees, directors and consultants are granted options to purchase the Company's common stock under the following terms:

     TERM                     10% OR GREATER STOCKHOLDER                             OTHER
     ----                     --------------------------                             -----
Option duration         No longer than 5 years                       No longer than 10 years
Option price            Not less than 50% of fair market value       Not less than 100% of fair market value
Exercise period         Four equal installments beginning one year   Same
                        after the date of grant

   In addition, the Company adopted the 1992 Directors' Stock Option Plan (the "Directors' Plan") and reserved 51,000 shares of Common Stock for issuance under the plan. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. In May 1996, the Directors' Plan was amended to increase the number of shares reserved for issuance to 135,000. At December 31, 1996, options to purchase 91,500 shares of Common Stock are outstanding pursuant to this plan. Options to purchase 57,000 shares of Common Stock were granted during the year ended December 31, 1996.

   The Company also adopted the 1992 Stock Option Plan. The terms of the plan are similar to the 1988 Plan. An aggregate of 240,293 shares were authorized and options to purchase the entire amount were granted in November 1992.

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees. If the Company had elected to recognized compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                   1995                1996
                                                   ----                ----
Net loss- as reported                         ($  2,819,000)      ($  3,471,000)
Net loss- pro forma                           ($  2,968,000)      ($  4,300,000)
Net loss per share- as reported               ($       0.47)      ($       0.57)
Net loss per share- pro forma                 ($       0.49)      ($       0.70)


     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1995 and 1996, respectively:
Dividend yields of zero percent each year; expected volatility of 59 and 52 percent; risk-free interest rates of 5.83 and 6.16 percent; and expected life of
2.84 and 3.38 years. The weighted average fair value of options granted for which the exercise price equals the market price on the grant date was $2.00 and $2.97, respectively.


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Transactions involving stock options are summarized as follows:

                                                         AMOUNT     WTD. AVG. EXERCISE PRICE
                                                         ------     ------------------------
Outstanding at December 31, 1993                          947,599         $    4.479

Granted                                                   317,501              6.633
Canceled                                                  (62,314)             5.180
Exercised                                                (186,607)              .794
                                                        ---------
Outstanding at December 31, 1994                        1,016,179         $    5.786

Granted                                                   865,018              5.254
Canceled                                                 (742,854)             6.828
Exercised                                                 (70,895)              .824
                                                        ---------
Outstanding at December 31, 1995                        1,067,448         $    4.959

Granted                                                   565,034              6.958
Canceled                                                  (84,933)             6.278
Exercised                                                 (48,248)             1.609
                                                        ---------

Outstanding at December 31, 1996                        1,499,301         $    5.746
                                                        =========

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        -----------------------------------------     ------------------------------
                                      Wtd. Average   Wtd. Average                       Wtd. Average
                        Outstanding     Remaining      Exercise       Exercisable         Exercise
Exercise Prices           12/31/96   Contractual Life    Price          12/31/96            Price
---------------           --------   ----------------    -----          --------            -----
$0.70-$4.75                 66,608         4.42       $    1.235          59,962         $    0.856
$4.875-$4.875              617,847         8.85       $    4.875         257,846         $    4.875
$5.00-$6.50                370,671         8.08       $    6.068         154,002         $    6.302
$6.75-$7.50                347,925         9.34       $    7.264          21,167         $    7.074
$7.625-$8.00                96,250         8.24       $    7.727          21,691         $    7.870
                         ---------         ----       ----------        --------         ----------
$0.70-$8.00              1,499,301         8.54       $    5.746         514,668         $    5.050

   Based upon certain factors, the Company subsequently determined that options granted during the period June 1991 through October 1992 were issued at exercise prices which were less than fair market value. As such, the difference between the fair market value of these options and their exercise price is being charged against results of operations as compensation expense over the options' vesting period. Related compensation expense recorded was $92,000, $70,000 and $16,000 for the years ended December 31, 1994, 1995 and 1996, respectively.
Deferred compensation was fully amortized at December 31, 1996.

In November 1995, the Board of Directors approved a Stock Option Repricing Program for all employees. The Repricing Program was offered on an optional basis to reprice the outstanding options held by the employees to $4.875, the closing price of the Company's Common Stock as quoted on the Nasdaq National Market on November 9, 1995. If the employee elected to reprice the options then the options started a new vesting schedule. For options repriced with less than one year vesting, a new four year vesting schedule was started. For options with more than one year and less than two years vesting, a three year vesting schedule was started with the first vesting after nine months. For options with over two years vesting, a two year vesting schedule was started with the first vesting in six months. Fifty-one employees with a total of 135 grants equal to 797,055 shares were eligible for repricing. No options were repriced as of December 31, 1995. The employees had until January 15, 1996 to exercise the repricing option. Forty-two employees chose to reprice 102 of these grants with a total of 633,268 shares. There was no recognizable compensation expense under the Repricing Program.

Warrants

     In conjunction with certain obligations under capitalized leases entered into in January 1988, the Company issued Series C warrants to two lessors to purchase 83,333 shares of preferred stock. The warrants were exercisable for $3.00 per share five years from the date of issue. Such warrants expired in January 1993. In May 1991, the Company entered into an additional equipment financing agreement with one of these same lessors. In connection with this agreement, the lessor was granted a Series D warrant to purchase 17,142 shares of preferred stock at a price of $3.50 per share. These warrants were partially exercised in 1996 and the remaining portion expired in 1996.

     In May 1991, in connection with a previous equipment financing agreement, a bank was granted a Series D warrant to purchase 11,429 shares of preferred stock at a price of $3.50 per share. This warrant expired in 1996. Upon consummation of the initial public offering in March 1993, all series of preferred stock warrants were automatically converted into common stock warrants at a rate of two shares to one. Additionally, in conjunction with the initial public offering, five-year warrants to purchase 120,750 shares of Common Stock were issued to the underwriters of the offering.

     In November 1996, in conjunction with the Company's secondary offering, the Company issued to the underwriter a warrant to purchase up to 150,000 shares of common stock at an exercise price equal to 120% of the offering price. The Underwriter's Warrant is exercisable for a four year period beginning November 22, 1997.


The following table summarizes warrant activity through December 31, 1996:

                                                                    SERIES C          SERIES D
                                                   COMMON STOCK     WARRANTS          WARRANTS
                                                   ------------     --------          --------
Outstanding at December 31, 1992                      44,447         83,333            28,571
Granted                                              120,750
Conversion of preferred stock warrants
   to common stock warrants                           55,952        (83,333)          (28,571)
Expired                                              (41,667)
                                                    --------
Outstanding at December 31, 1993,1994 and 1995       179,482

Granted                                              150,000
Exercised                                            (11,175)
Expired                                               (3,110)
                                                    --------
Outstanding at December 31, 1996                     315,197
                                                    ========


NOTE 8--EMPLOYEE SAVINGS PLAN

     In December 1989, the Board of Directors approved a 401(k) savings plan (the "401(k) Plan") for the employees of the Company which became effective in fiscal 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan, however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the Plan.


NOTE 9--COMMITMENTS

     The Company leases its facilities under operating leases which contain escalation clauses for increases in annual rent based upon increases in the Los Angeles area consumer price index. Lease expirations range from December 1997 to December 1999. In addition, the Company leases certain property and equipment under capital lease arrangements. Future minimum payments under lease commitments are as follows:

     YEAR ENDING                                          OPERATING                CAPITAL
     DECEMBER 31,                                           LEASES                 LEASES
     ------------                                           ------                 ------
        1997                                               $244,000                24,000
        1998                                                141,000                 6,000
        1999                                                147,000                 6,000
        2000                                                      0                 3,000
                                                          ---------              --------
        Total minimum obligations                         $ 532,000                39,000
                                                          =========
        Less amount representing interest                                           6,000
                                                                                 --------
        Present value of net minimum obligations                                   33,000
        Less current portion                                                       21,000
                                                                                 --------
        Long-term portion                                                        $ 12,000
                                                                                 ========

For the years ended December 31, 1994, 1995 and 1996, rent expense was $245,000, $252,000 and $266,000, respectively.

NOTE 10--DETAILS OF CERTAIN FINANCIAL COMPONENTS AND SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES

Balance sheet data:

                                                           DECEMBER 31,
                                                           ------------

                                                     1995                 1996
                                                  ----------           ----------
Accounts receivable:
 Billed accounts receivable                       $  364,000           $1,486,000
 Unbilled accounts receivable                        949,000              113,000
                                                  ----------           ----------
                                                  $1,313,000           $1,599,000
                                                  ==========           ==========

     Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.


                                                               DECEMBER 31,
                                                           -------------------
                                                             1995        1996
                                                           --------   --------
Inventories:
 Raw materials                                             $134,000   $200,000
 Work-in-process                                             84,000    281,000
  Finished goods                                             10,000     21,000
                                                           --------   --------
                                                           $228,000   $502,000
                                                           ========   ========


                                                       DECEMBER 31,
                                                 --------------------------
                                                     1995           1996
                                                 -----------    -----------
Property and equipment:
    Equipment                                    $ 5,869,000    $ 6,119,000
    Leasehold improvements                         1,346,000      1,362,000
    Furniture and fixtures                            80,000         80,000
                                                 -----------    -----------
                                                   7,295,000      7,561,000
       Less:  accumulated depreciation
                and amortization                  (4,926,000)    (5,762,000)
                                                 -----------    -----------
                                                 $ 2,369,000    $ 1,799,000
                                                 ===========    ===========

   At December 31, 1995 and 1996, property and equipment includes $38,000 and $36,000 of assets financed under capital lease arrangements, net of $54,000 and $47,000 of accumulated amortization, respectively. Depreciation expense amounted to $781,000, $933,000 and $863,000 for the years ended December 31, 1994, 1995 and 1996 respectively.


Supplemental Cash Flow data:

   The Company paid $39,000, $100,000 and $71,000 in interest expense during the years ended December 31, 1994, 1995 and 1996, respectively.

   In 1992, the Company issued 400,000 shares of Series D preferred stock valued at $1,382,000 as partial consideration to acquire a patent (Note 4).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 1997.

                            SUPERCONDUCTOR TECHNOLOGIES INC.

                            By:  /s/  DANIEL C. HU
                               -------------------------------------------
                               Daniel C. Hu
                               President and Chief Executive Officer


                                POWER OF ATTORNEY

   KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel C. Hu and James G. Evans, Jr. and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                                         TITLE                                    DATE
               ---------                                         -----                                    ----

 /s/ Daniel C. Hu                        President, Chief Executive Officer and Director             March 27, 1997
-----------------------------------      (Principal Executive Officer)
Daniel C. Hu

 /s/ James G. Evans, Jr.                 Vice President, Chief Financial Officer and Secretary       March 27, 1997
-----------------------------------      (Principal Financial and Accounting Officer)
James G. Evans, Jr.

 /s/ Glenn E. Penisten                   Chairman of the Board                                       March 27, 1997
-----------------------------------
Glenn E. Penisten

 /s/ E. Ray Cotten                       Vice Chairman of the Board                                  March 27, 1997
-----------------------------------
E. Ray Cotten

 /s/ Robert P. Caren                     Director                                                    March 27, 1997
-----------------------------------
Robert P. Caren

 /s/ Charles Crocker                     Director                                                    March 27, 1997
-----------------------------------
Charles Crocker

 /s/ Dennis J. Horowitz                  Director                                                    March 27, 1997
-----------------------------------
Dennis Horowitz

 /s/ J. Robert Schrieffer                Director                                                    March 27, 1997
-----------------------------------
J. Robert Schrieffer

                                 EXHIBIT INDEX
Exhibit
  No.                               Document

  23                   Consent of Independent Accountants