Form 10-Q
period 1997-03-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1997-05-08
CIK 895665

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                         COMMISSION FILE NUMBER 0-21074

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X  No
------

     As of April 30, 1997 there were 7,697,394 shares of the Registrant's Common Stock outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                  ---------------------------------
                                                                  MARCH 30, 1996     MARCH 29, 1997
                                                                  --------------     --------------
                                                                             (UNAUDITED)
Net revenues:
  Government contract revenues..................................   $  1,300,000       $  2,105,000
  Commercial product revenues...................................         58,000             13,000
                                                                    -----------        -----------
     Total net revenues.........................................      1,358,000          2,118,000
Costs and expenses:
  Contract research and development.............................        947,000          1,470,000
  Other research and development................................      1,023,000            352,000
  Selling, general and administrative...........................        690,000            836,000
                                                                    -----------        -----------
     Total costs and expenses...................................      2,660,000          2,658,000
                                                                    -----------        -----------
     Loss from operations.......................................     (1,302,000)          (540,000)
Interest income (expense), net..................................         31,000             74,000
                                                                    -----------        -----------
     Net loss...................................................   $ (1,271,000)      $   (466,000)
                                                                    ===========        ===========
Net loss per share..............................................         $(0.21)            $(0.06)
                                                                    ===========        ===========
Weighted average number of shares outstanding...................      6,036,162          7,676,058
                                                                    ===========        ===========

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                     ASSETS

                                                                  DECEMBER 31,          MARCH 29,
                                                                      1996                 1997
                                                                -----------------     --------------
                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents...................................    $   2,599,000        $   2,272,000
  Short-term investments......................................        4,272,000            3,974,000
  Accounts receivable.........................................        1,599,000            1,930,000
  Inventory...................................................          502,000              507,000
  Prepaid expenses and other current assets...................          183,000              156,000
                                                                    -----------          -----------
          Total current assets................................        9,155,000            8,839,000
Note receivable from related party............................          150,000              150,000
Property and equipment, net...................................        1,799,000            1,932,000
Patents and licenses, net of accumulated amortization of
  $835,000 and $891,000, respectively.........................        2,204,000            2,195,000
Other assets, net of accumulated amortization of $86,000 and
  $86,000, respectively.......................................           36,000               36,000
                                                                    -----------          -----------
          Total assets........................................    $  13,344,000        $  13,152,000
                                                                    ===========          ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................    $     935,000        $     993,000
  Accrued compensation........................................          313,000              408,000
  Long-term debt -- current...................................          423,000              333,000
  Billings in excess of costs and earnings on uncompleted
     contracts................................................          306,000              177,000
                                                                    -----------          -----------
          Total current liabilities...........................        1,977,000            1,911,000
Long-term debt................................................           77,000               61,000
                                                                    -----------          -----------
          Total liabilities...................................        2,054,000            1,972,000
                                                                    -----------          -----------
Stockholders' equity:
  Preferred Stock, $.001 par value, 2,000,000 shares
     authorized, none issued..................................                0                    0
  Common Stock, $.001 par value, 15,000,000 shares authorized,
     7,575,660 and 7,697,394 shares issued and outstanding,
     respectively.............................................            8,000                8,000
  Capital in excess of par value..............................       34,794,000           35,150,000
  Deficit accumulated during development stage................      (23,512,000)         (23,978,000)
                                                                    -----------          -----------
          Total stockholders' equity..........................       11,290,000           11,180,000
                                                                    -----------          -----------
          Total liabilities and stockholders' equity..........    $  13,344,000        $  13,152,000
                                                                    ===========          ===========

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    MARCH 30,          MARCH 29,
                                                                       1996               1997
                                                                  --------------     --------------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................   $ (1,271,000)      $   (466,000)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
  Depreciation, and patent/license amortization.................        296,000            235,000
  Compensation expense associated with stock options granted....          4,000                  0
  Changes in assets and liabilities:
     Accounts receivable........................................        553,000           (331,000)
     Inventory..................................................       (124,000)            (5,000)
     Prepaid expenses and other current assets..................         18,000             27,000
     Patents and licenses.......................................        (25,000)           (47,000)
     Accounts payable and accrued expenses......................       (181,000)           153,000
     Billings in excess of costs and earnings on uncompleted
       contracts................................................              0           (129,000)
                                                                    -----------        -----------
          Net cash used for operating activities................       (730,000)          (563,000)
                                                                    -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in short-term investments..............................      1,378,000            298,000
  Purchases of property and equipment...........................        (56,000)          (313,000)
                                                                    -----------        -----------
          Net cash provided by (used for) investing
            activities..........................................      1,322,000            (15,000)
                                                                    -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings......................................         39,000                  0
  Principal payments on long-term obligations...................        (95,000)          (105,000)
  Proceeds from sale of common stock............................         14,000            356,000
                                                                    -----------        -----------
          Net cash (used for) provided by financing
            activities..........................................        (42,000)           251,000
                                                                    -----------        -----------
Net increase (decrease) in cash and cash equivalents............        550,000           (327,000)
Cash and cash equivalents at beginning of period................      2,430,000          2,599,000
                                                                    -----------        -----------
Cash and cash equivalents at end of period......................   $  2,980,000       $  2,272,000
                                                                    ===========        ===========

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

A. GENERAL

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 29, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

B. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                                                        DECEMBER 31, 1996     MARCH 29, 1997
                                                        -----------------     --------------
        Raw Materials.................................      $ 200,000            $154,000
        Work-in-Progress..............................        281,000             333,000
        Finished Goods................................         21,000              20,000
                                                             --------            --------
        Total Inventory...............................      $ 502,000            $507,000
                                                             ========            ========

C. PER SHARE INFORMATION

     Net loss per common share has been computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. The difference between primary and fully diluted net loss per common share is not significant.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are in paragraph two under "Results of Operations for the periods ended March 29, 1997 and March 30, 1996" and paragraph three under "Liquidity and Capital Resources". Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 29, 1997 AND MARCH 30, 1996

     Total net revenues increased by $760,000, or 56%, from $1,358,000 in the first quarter of 1996 to $2,118,000 in the first quarter of 1997. This change is due to an increase in government contract revenue. Government contract revenue increased by $805,000, or 62%, from $1,300,000 in the first quarter of 1996 to $2,105,000 in the first quarter of 1997. This increase is attributable to revenue generated by the Military Communications Program contract which was awarded in the fourth quarter of fiscal 1996 as well as lower revenues in the first quarter of fiscal 1996 due to government shutdowns and budgetary impasses which delayed contract funding.

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

     Commercial product revenue decreased by $45,000, or 78%, from $58,000 in the first quarter of 1996 to $13,000 in the first quarter of 1997. This decrease is due primarily to the Company's decision to use all film production for expanding the Company's efforts to develop products for commercialization.

     Contract research and development expenses increased by $523,000 or 55%, from $947,000 in the first quarter of 1996 to $1,470,000 in the first quarter of 1997. This increase is attributable to the increase in contract revenue which is directly related to contract expenses as well as increased research and development efforts which are allowable expenses under contracts.

     Other research and development expenses decreased by $671,000 or 66%, from $1,023,000 in the first quarter of 1996 to $352,000 in the first quarter of 1997. This decrease is the result of the Company directing its research and development efforts towards contract research and development projects.

     Selling, general and administrative expenses increased by $146,000 or 21%, from $690,000 in the first quarter of 1996 to $836,000 in the first quarter of 1997. This increase is primarily due to an increase in labor-related expenses as the Company continues to expand its operations.

     Interest income increased by $33,000 or 64%, from $52,000 in the first quarter of 1996 to $85,000 in the first quarter of 1997. The increase in interest income is the result of an increase in the interest-earning investment balances during this period due to the successful completion of the Company's secondary offering in the fourth quarter of fiscal 1996.

     Interest expense decreased by $10,000 or 48%, from $21,000 in the first quarter of 1996 to $11,000 in the first quarter of 1997. This decrease is attributable to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments declined by $625,000 or 10%, from $6,871,000 on December 31, 1996 to $6,246,000 on March 29, 1997.
The decrease is the result of funding operating losses of $446,000, purchases of new equipment for expansion of manufacturing operations and an increase in accounts receivable due to the increase in government contract revenue and was partially offset by proceeds of $345,000 from the exercise of the over-allotment option made by the Underwriter of the Company's secondary offering.

     The Company's principal resource commitments at March 29, 1997 consist of accounts payable and accrued employee compensation of $993,000 and $408,000, respectively, and approximately $394,000 of equipment financing commitments.

     The Company believes that its existing cash, cash equivalents and short-term investments, together with revenue from operations, should provide sufficient resources to meet its current anticipated liquidity and capital expenditure requirements for at least the next 12 months.

                  FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

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

DEPENDENCE ON SALES TO OEMS AND SERVICE PROVIDERS

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

LIMITED MANUFACTURING EXPERIENCE

     To date, the Company has sold products only in limited quantities, primarily for use in the development and demonstration of prototypes and for laboratory and field testing. The Company's current manufacturing facilities are pilot and preproduction scale only and are not sufficient for volume production. There can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of HTS or cold computing products at acceptable costs and on a timely basis.

HIGH DEGREE OF DEPENDENCE ON GOVERNMENT CONTRACTS

     A significant portion of the Company's revenues have historically consisted of government research and development contract revenues. The Company expects that government contract revenues will continue to account for a substantial portion of total net revenues over the next several quarters. Government contract revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns, as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict. Funds authorized by the government under any development contract may be reduced or eliminated at any time, and there can be no assurance that the Company will receive all or any part of the funds under any of the Company's existing government contracts not yet performed.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

        NUMBER                               EXHIBIT DESCRIPTION
        ------   ----------------------------------------------------------------------------
         10.1    Employment Offer Letter to M. Peter Thomas dated April 3, 1997
         27.1    Financial Data Schedule

     (b) Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                       SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUPERCONDUCTOR TECHNOLOGIES INC.
                                          (Registrant)

                                            /s/  JAMES G. EVANS, JR.

                                          --------------------------------------
                                          James G. Evans, Jr.
                                          Vice President, Chief Financial
                                          Officer

Dated: May 1, 1997

                               INDEX TO EXHIBITS

        NUMBER                               EXHIBIT DESCRIPTION
        ------   ----------------------------------------------------------------------------
         10.1    Employment Offer Letter to M. Peter Thomas dated April 3, 1997
         27.1    Financial Data Schedule