Form 10-Q
period 1997-06-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1997-08-12
CIK 895665

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ---------------------------------------


(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-------

           FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-------
           For the transition period from               to
                                         ---------------  ---------------
Commission file number 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                            77-0158076
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

            --------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X  No
                                      ------  ------

As of June 28, 1997 there were 7,699,269 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED

                                         JUNE 30, 1996       JUNE 28, 1997       JUNE 30, 1996       JUNE 28, 1997
                                         -------------       -------------       -------------       ---------------
Net revenues:
     Government contract revenues ......  $ 1,594,000         $ 2,340,000         $ 2,894,000         $ 4,445,000
     Commercial product revenues .......       30,000              14,000              87,000              27,000
                                          -----------         -----------         -----------         -----------

          Total net revenues ...........    1,624,000           2,354,000           2,981,000           4,472,000
                                          -----------         -----------         -----------         -----------

Costs and expenses:
     Contract research and development .    1,092,000           1,504,000           2,289,000           2,974,000
     Other research and development ....      975,000             425,000           1,748,000             777,000
     Selling, general and administrative      686,000             971,000           1,376,000           1,807,000
                                          -----------         -----------         -----------         -----------

          Total costs and expenses .....    2,753,000           2,900,000           5,413,000           5,558,000
                                          -----------         -----------         -----------         -----------

          Loss from operations .........   (1,129,000)           (546,000)         (2,432,000)         (1,086,000)

Interest (expense) income, net .........      (26,000)             51,000             (57,000)            125,000
                                          -----------         -----------         -----------         -----------

          Net loss .....................  ($1,103,000)        ($  495,000)        ($2,375,000)        ($  961,000)
                                          ===========         ===========         ===========         ===========

Net loss per share .....................  ($     0.18)        ($     0.06)        ($     0.39)        ($     0.13)

Weighted average number of
shares outstanding .....................    6,082,871           7,715,699           6,072,279           7,672,183
                                          ===========         ===========         ===========         ===========


                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

ASSETS                                                                                (UNAUDITED)
                                                                       DECEMBER 31,      JUNE 28,
                                                                           1996            1997
                                                                       ------------   ------------
Current assets:
     Cash and cash equivalents ......................................  $  2,599,000   $    671,000
     Short-term investments .........................................     4,272,000      4,488,000
     Accounts receivable ............................................     1,599,000      1,943,000
     Inventory ......................................................       502,000        544,000
     Prepaid expenses and other current assets ......................       183,000        191,000
                                                                       ------------   ------------

          Total current assets ......................................     9,155,000      7,837,000

Note receivable from related party ..................................       150,000              0
Property and equipment, net of accumulated depreciation
  of $5,762,000 and $6,130,000 respectively .........................     1,799,000      1,968,000
Patents and licenses, net of accumulated amortization
  of  $835,000 and $946,000 respectively ............................     2,204,000      2,189,000
Other assets, net of accumulated
  amortization of $86,000 and $86,000 respectively ..................        36,000         41,000
                                                                       ------------   ------------

          Total assets ..............................................  $ 13,344,000   $ 12,035,000
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................  $    935,000   $    474,000
     Accrued compensation ...........................................       313,000        485,000
     Long-term debt --current .......................................       423,000        245,000
     Billings in excess of cost and earnings on uncompleted contracts       306,000         42,000
                                                                       ------------   ------------
          Total current liabilities .................................     1,977,000      1,246,000
Long-term debt ......................................................        77,000         45,000
                                                                       ------------   ------------

          Total liabilities .........................................     2,054,000      1,291,000
                                                                       ------------   ------------

Stockholders' equity:
    Preferred Stock, $.001 par value, 2,000,000 shares authorized,
      none issued ...................................................             0              0
     Common Stock, $.001 par value, 15,000,000 shares authorized,
        7,575,660 and 7,699,269 shares issued and outstanding .......         8,000          8,000
     Capital in excess of par value .................................    34,794,000     35,210,000
     Deficit accumulated during development stage ...................   (23,512,000)   (24,474,000)
                                                                       ------------   ------------

          Total stockholders' equity ................................    11,290,000     10,744,000
                                                                       ------------   ------------

          Total liabilities and stockholders' equity ................  $ 13,344,000   $ 12,035,000
                                                                       ============   ============

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                       JUNE 30,     JUNE 28,
                                                                        1996          1997
                                                                     -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss .....................................................  ($2,375,000)  ($  962,000)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
     Depreciation, and patent/license amortization ................      579,000       479,000
     Compensation expense associated with stock options granted ...        8,000             0
     Changes in assets and liabilities:
          Accounts receivable .....................................     (212,000)     (344,000)
          Inventory ...............................................     (194,000)      (42,000)
          Prepaid expenses and other current assets ...............       23,000        (8,000)
          Patents and licenses ....................................      (80,000)      (96,000)
          Other assets ............................................            0       145,000
          Accounts payable and accrued expenses ...................      (77,000)     (289,000)
          Billings in excess of costs and earnings on
              uncompleted contracts ...............................      140,000      (264,000)
                                                                     -----------   -----------
               Net cash used for operating activities .............   (2,188,000)   (1,381,000)
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Change in short-term investments .............................    1,381,000      (216,000)
     Purchases of property and equipment ..........................      (85,000)     (537,000)
                                                                     -----------   -----------

               Net cash provided by (used for) investing activities    1,296,000      (753,000)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings .....................................       39,000             0
     Principal payments on long-term obligations ..................     (205,000)     (210,000)
     Proceeds from sale of common stock ...........................       24,000       416,000
                                                                     -----------   -----------

               Net cash (used for) provided by financing activities     (142,000)      206,000
                                                                     -----------   -----------

Net (decrease) increase in cash and cash equivalents ..............   (1,034,000)   (1,928,000)
Cash and cash equivalents at beginning of period ..................    2,430,000     2,599,000
                                                                     -----------   -----------

Cash and cash equivalents at end of period ........................  $ 1,396,000   $   671,000
                                                                     ===========   ===========

                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

A. GENERAL
The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three months and six months ended June 28, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.


B. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                   December 31, 1996    June 28, 1997

Raw Materials          $200,000            $154,000
Work-in-Progress        281,000             365,000
Finished Goods           21,000              25,000
                       --------            --------
Total Inventory        $502,000            $544,000
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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are in paragraph two under "Results of Operations for the three-month and six-month periods ended June 28, 1997 and June 30, 1996" and paragraph three under "Liquidity and Capital Resources". Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.


RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 30, 1996

Total net revenues increased by $730,000, or 45%, from $1,624,000 in the second quarter of 1996 to $2,354,000 in the second quarter of 1997. Net revenues increased by $1,491,000, or 50%, from $2,981,000 in the first six months of 1996 to $4,472,000 in the first six months of 1997. These changes are mainly due to increases in government contract revenues. Government contract revenues increased by $746,000, or 47%, from $1,594,000 in the second quarter of 1996 to $2,340,000 in the second quarter of 1997. This increase is partially attributable to revenues associated with a government contract which the Company was awarded in the third quarter of fiscal 1996.

As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenue will increase. In July 1997, the Company's commercial product focus resulted in the receipt of an order of 8 SuperFilter(TM) systems from a rural service provider, subject to acceptance testing. The first system is scheduled for delivery in August. As the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results.

Commercial product revenue decreased by $16,000, or 53%, from $30,000 in the second quarter of 1996 to $14,000 in the second quarter of 1997. Commercial product revenues decreased by $60,000, or 69%, from $87,000 in the first six months of 1996 to $27,000 in the first six months of 1997. These decreases are due primarily to the Company's decision to use its superconducting film output for expanding the Company's efforts to develop products for commercialization.

Contract research and development expenses increased by $412,000 or 38%, from $1,092,000 in the second quarter of 1996 to $1,504,000 in the second quarter of 1997. Contract research and development expenses increased by $685,000 or 30%, from $2,289,000 in the first six months of 1996 to $2,974,000 in the first six months of 1997. These increases are attributable to the increase in government contract revenue which is directly related to contract expenses as well as increased research and development efforts which are allowable expenses under these contracts.

Other research and development expenses decreased by $550,000 or 56%, from $975,000 in the second quarter of 1996 to $425,000 in the second quarter of 1997. Other research and development expenses decreased by $971,000 or 56%, from $1,748,000 in the first six months of 1996 to $777,000 in the first six months of 1997. These decreases are the result of the Company directing its research and development efforts towards contract research and development projects.

Selling, general and administrative expenses increased by $285,000 or 42%, from $686,000 in the second quarter of 1996 to $971,000 in the second quarter of 1997. Selling, general and administrative expenses increased by $431,000 or 31%, from $1,376,000 in the first six months of 1996 to $1,807,000 in the first six months of 1997. These increases are primarily due to an increase in labor-related expenses, travel and general services as the Company continues to expand its operations.

Interest income increased by $15,000 or 33%, from $45,000 in the second quarter of 1996 to $60,000 in the second quarter of 1997. Interest income increased by $48,000 or 50%, from $97,000 in the first six months of 1996 to $145,000 in the first six months of 1997. The increase in interest income is the result of an increase in the interest-earning investment balances during this period due to the successful completion of the Company's secondary offering in the fourth quarter of fiscal 1996.

Interest expense decreased by $10,000 or 53%, from $19,000 in the second quarter of 1996 to $9,000 in the second quarter of 1997. Interest expense decreased by $20,000 or 50%, from $40,000 in the first six months of 1996 to $20,000 in the first six months of 1997. These decreases are attributable to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and short-term investments declined by $1,712,000 or 25%, from $6,871,000 on December 31, 1996 to $5,159,000 on June 28, 1997. The
decrease is the result of funding operating losses and the related net change in working capital items of $1,381,000 as well as purchases of new equipment for expansion of manufacturing operations of $537,000. These cash outflows were partially offset by proceeds of $416,000 from the sale of common stock primarily from the exercise of the over-allotment option made by the Underwriter of the Company's secondary offering in the first quarter of fiscal 1997.

The Company's principal resource commitments at June 28, 1997 consist of accounts payable and accrued employee compensation of $474,000 and $485,000, respectively, and approximately $290,000 of equipment financing commitments.

The Company believes that its existing cash, cash equivalents and short-term investments, together with revenue from operations, should provide sufficient resources to meet its current anticipated liquidity and capital expenditure requirements for at least the next 12 months.

NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which revises the computation and disclosure requirements of earnings per share. SFAS No. 128 becomes effective for the Company for its year ending December 31, 1997. The Company has determined that adopting SFAS No. 128 will not have a material impact on its earnings per share computation or disclosure.



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

DEPENDENCE ON SALES TO OEMS AND SERVICE PROVIDERS

In order to gain market acceptance, the Company must demonstrate that its products will provide advantages to OEMs and service providers, including a decrease in system size, an increase in range extension and a reduction in interference. There can be no assurance that upon market acceptance, the Company's products will be able to achieve any of these advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that OEMs and service providers will elect to incorporate the Company's products into their systems or, if they do, that related system and manufacturing requirements can or will be met. Furthermore, there can be no assurance that an OEM's systems will be commercially accepted.

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



PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In addition to the election of the directors, the following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held May 20, 1997:

1) The Company's 1988 Amended and Restated Stock Option Plan was amended to increase the number of shares reserved for issuance by 500,000 shares.

                     Votes For:              3,245,220
                     Votes Against:            682,020
                     Votes Abstaining:         103,055
                     NonVotes:               2,590,352

2) The appointment of Price Waterhouse LLP as independent auditors of the Company was ratified for the year ending December 31, 1997.

                     Votes For:              6,581,247
                     Votes Against:             29,825
                     Votes Abstaining:           9,575


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 28, 1997.

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




                                  SUPERCONDUCTOR TECHNOLOGIES INC.
                                  --------------------------------
                                  (Registrant)






Dated:     August 6, 1997         /s/ James G. Evans, Jr.
                                  -------------------------
                                      James G. Evans, Jr.
                             Vice President, Chief Financial Officer

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                       EXHIBITS
 -------                      --------
27                            Financial Data Schedule