Form 10-Q
period 1997-09-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1997-11-04
CIK 895665

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________________ to _________________

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

                              Yes [X]  No [ ]

As of October 30, 1997 there were 7,699,581 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED

                                          SEPT. 28, 1996        SEPT. 27, 1997        SEPT. 28, 1996        SEPT. 27, 1997
                                          --------------        --------------        --------------        --------------

Net revenues:
     Government contract revenues          $   2,159,000         $   1,886,000         $   5,053,000         $   6,331,000
     Commercial product revenues                  40,000                85,000               128,000               112,000
     Sublicense Royalties                              0                38,000                     0                38,000
                                           -------------         -------------         -------------         -------------

          Total net revenues                   2,199,000             2,009,000             5,181,000             6,481,000
                                           -------------         -------------         -------------         -------------

Costs and expenses:
     Contract research and                     1,553,000             1,479,000             4,170,000             4,453,000
development
     Other research and development
      and commercial                             562,000               512,000             1,982,000             1,289,000
     Selling, general and                        841,000             1,093,000             2,217,000             2,900,000
administrative
                                           -------------         -------------         -------------         -------------

          Total costs and                      2,956,000             3,084,000             8,369,000             8,642,000
expenses
                                           -------------         -------------         -------------         -------------

          Loss from operations                  (757,000)           (1,075,000)           (3,188,000)           (2,161,000)

Interest income(expense), net                      2,000                64,000                59,000               189,000
                                           -------------         -------------         -------------         -------------

          Net loss                             ($755,000)        ($  1,011,000)          ($3,129,000)         ($1,972,000)
                                           =============         =============         =============         =============

Net loss per share                                ($0.12)               ($0.13)               ($0.51)               ($0.26)

Weighted average number of
shares outstanding                             6,092,226             7,717,356             6,076,770             7,696,955
                                           =============         =============         =============         =============


                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                                                                              (Unaudited)
ASSETS                                                                   DECEMBER 31,         SEPTEMBER 27,
                                                                             1996                 1997
                                                                         ------------         ------------

Current assets:
     Cash and cash equivalents                                           $  2,599,000         $  2,784,000
     Short-term investments                                                 4,272,000            1,994,000
     Accounts receivable                                                    1,599,000            1,439,000
     Inventory                                                                502,000              630,000
     Prepaid expenses and other current assets                                183,000              187,000
                                                                         ------------         ------------

          Total current assets                                              9,155,000            7,034,000

Note receivable from related party                                            150,000                    0
Property and equipment, net of accumulated
depreciation
   of $5,762,000 and $6,325,000 respectively                                1,799,000            2,041,000
Patents and licenses, net of accumulated
amortization
  of  $835,000 and $1,002,000 respectively                                  2,204,000            2,175,000
Other assets, net of accumulated
amortization of $86,000 and $86,000 respectively                               36,000               41,000
                                                                         ------------         ------------

          Total assets                                                   $ 13,344,000         $ 11,291,000
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $    935,000         $    874,000
     Accrued compensation                                                     313,000              464,000
     Long-term debt --current                                                 423,000              149,000
     Billings in excess of cost and earnings on                               306,000               40,000
uncompleted contracts
                                                                         ------------         ------------
          Total current liabilities                                         1,977,000            1,527,000
Long-term debt                                                                 77,000               29,000
                                                                         ------------         ------------

          Total liabilities                                                 2,054,000            1,556,000
                                                                         ------------         ------------

Stockholders' equity:
    Preferred Stock, $.001 par value, 2,000,000
shares authorized,
      none issued                                                                   0                    0
     Common Stock, $.001 par value, 15,000,000 shares authorized,
        7,575,660 and 7,699,269 shares issued and outstanding                   8,000                8,000
     Capital in excess of par value                                        34,794,000           35,211,000
     Deficit accumulated during development stage                         (23,512,000)         (25,484,000)
                                                                         ------------         ------------

          Total stockholders' equity                                       11,290,000            9,735,000
                                                                         ------------         ------------

          Total liabilities and stockholders' equity                     $ 13,344,000         $ 11,291,000
                                                                         ============         ============


                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                            SEPT. 28,           SEPT. 27,
                                                                               1996                1997
                                                                           -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                              ($3,129,000)        ($1,972,000)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
     Depreciation, and patent/license amortization                             850,000             730,000
     Compensation expense associated with stock options granted                 12,000                   0
     Changes in assets and liabilities:
          Accounts receivable                                                 (801,000)            160,000
          Inventory                                                           (169,000)           (128,000)
          Prepaid expenses and other current assets                           (350,000)             (4,000)
          Patents and licenses                                                (116,000)           (137,000)
          Other assets                                                               0             144,000
          Accounts payable and accrued expenses                                573,000              90,000
          Billings in excess of cost and earnings on
             uncompleted contracts                                             147,000            (266,000)
                                                                           -----------         -----------
               Net cash used for operating activities                       (2,983,000)         (1,383,000)
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from short-term investments                                    2,161,000           2,278,000
     Purchases of property and equipment                                      (173,000)           (806,000)
                                                                           -----------         -----------

               Net cash provided by (used for) investing activities          1,988,000           1,472,000
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                   39,000                   0
     Principal payments on long-term obligations                              (291,000)           (321,000)
     Proceeds from sale of common stock                                         46,000             417,000
                                                                           -----------         -----------

               Net cash (used for) provided by financing activities           (206,000)             96,000
                                                                           -----------         -----------

Net (decrease) increase in cash and cash equivalents                        (1,201,000)            185,000
Cash and cash equivalents at beginning of period                             2,430,000           2,599,000
                                                                           -----------         -----------

Cash and cash equivalents at end of period                                 $ 1,229,000         $ 2,784,000
                                                                           ===========         ===========


                            (see accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

A. GENERAL
The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three months and nine months ended September 27, 1997 are not necessarily indicative of results for the entire fiscal year ending December 31, 1997.

The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.


B. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                       December 31, 1996     September 27, 1997

Raw Materials              $200,000               $276,000
Work-in-Progress            281,000                308,000
Finished Goods               21,000                 46,000
                           --------               --------
Total Inventory            $502,000               $630,000
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are in paragraph two under "Results of Operations for the three-month and nine-month periods ended September 27, 1997 and September 28, 1996" and paragraph three under "Liquidity and Capital Resources". Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein.


RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

Total net revenues increased by $1,300,000, or 25%, from $5,181,000 in the first nine months of 1996 to $6,481,000 in the first nine months of 1997 due primarily to the increase in government contract revenues. Total net revenues decreased by $190,000, or 9%, from $2,199,000 in the third quarter of 1996 to $2,009,000 in the third quarter of 1997 due mainly to the decrease in government contract revenues. Government contract revenues increased by $1,278,000, or 25%, from $5,053,000 in the first nine months of 1996 to $6,331,000 in the first nine months of 1997. This increase is primarily attributable to revenues associated with a government contract which the Company was awarded in the third quarter of fiscal 1996. Government contract revenues decreased by $273,000, or 13%, from $2,159,000 in the third quarter of 1996 to $1,886,000 in the third quarter of 1997. This anticipated decrease is due to the normal fluctuations in government contract funding.

As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenue will increase. In July 1997, the Company's commercial product focus resulted in the receipt of an order of 8 SuperFilter(TM) systems from a rural service provider, subject to acceptance testing. The first system was delivered in late August. As the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results.

Commercial product revenue increased by $45,000, or 113%, from $40,000 in the third quarter of 1996 to $85,000 in the third quarter of 1997. This increase is due to the Company's expanded efforts into commercialization which resulted in commercial shipments of both SuperFilter(TM) products and cryogenic coolers in the third quarter. Commercial product revenues decreased by $16,000, or 13%, from $128,000 in the first nine months of 1996 to $112,000 in the first nine months of 1997. This decrease in commercial revenues is the result of the Company's continuing efforts to shift its emphasis towards SuperFilter(TM) products and cryogenic cooler sales and away from sales of components such as films and development hardware.

Sublicense royalties were $38,000 in the three-month and nine-month periods ended September 27, 1997. There were no sublicense royalties in the three-month and nine-month periods ended September 28, 1996 as the Company did not offer any new sublicense agreements on its patents during this time period.

Contract research and development expenses increased by $283,000 or 7%, from $4,170,000 in the first nine months of 1996 to $4,453,000 in the first nine months of 1997. This increase is attributable to the increase in government contract revenue which is directly related to contract expenses as well as increased research and development efforts which are allowable expenses under these contracts. Contract research and development expenses decreased by $74,000 or 5%, from $1,553,000 in the third quarter of 1996 to $1,479,000 in the third quarter of 1997 due to the decrease in government contract revenues.

Other research and development expenses decreased by $50,000 or 9%, from $562,000 in the third quarter of 1996 to $512,000 in the third quarter of 1997. Other research and development expenses decreased by $693,000 or 35%, from $1,982,000 in the first nine months of 1996 to $1,289,000 in the first nine months of 1997. These decreases are the result of the Company directing its research and development efforts towards contract research and development projects.

Selling, general and administrative expenses increased by $252,000 or 30%, from $841,000 in the third quarter of 1996 to $1,093,000 in the third quarter of 1997. Selling, general and administrative expenses increased by $683,000 or 31%, from $2,217,000 in the first nine months of 1996 to $2,900,000 in the first nine months of 1997. These increases are primarily due to an increase in labor-related expenses, travel and general services as the Company continues its sales and marketing efforts for its SuperFilter(TM) and cryogenic products.

Interest income increased by $51,000 or 268%, from $19,000 in the third quarter of 1996 to $70,000 in the third quarter of 1997. Interest income increased by $100,000 or 86%, from $116,000 in the first nine months of 1996 to $216,000 in the first nine months of 1997. The increase in interest income is the result of an increase in the interest-earning investment balances during this period due to the successful completion of the Company's secondary offering in the fourth quarter of fiscal 1996.

Interest expense decreased by $11,000 or 65%, from $17,000 in the third quarter of 1996 to $6,000 in the third quarter of 1997. Interest expense decreased by $30,000 or 53%, from $57,000 in the first nine months of 1996 to $27,000 in the first nine months of 1997. These decreases are attributable to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and short-term investments declined by $2,093,000 or 30%, from $6,871,000 on December 31, 1996 to $4,778,000 on September 27, 1997.
The decrease is the result of funding operating losses and the related net change in working capital items of $1,383,000, purchases of new equipment for expansion of manufacturing operations of $806,000 and repayment of debt of $321,000. These cash outflows were partially offset by proceeds of $416,000 from the sale of common stock primarily from the exercise of the over-allotment option made by the Underwriter of the Company's secondary offering in the first quarter of fiscal 1997.

The Company's principal resource commitments at September 27, 1997 consist of accounts payable and accrued employee compensation of $874,000 and $464,000, respectively, and approximately $178,000 of equipment financing commitments.

The Company believes that its existing cash, cash equivalents and short-term investments, together with revenue from operations, should be adequate to fund the Company's current level of operations and to meet its current anticipated capital expenditure requirements for at least the next 12 months.

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

LIMITED MANUFACTURING EXPERIENCE

To date, the Company has sold products only in limited quantities, primarily for use in the development and demonstration of prototypes and for laboratory and field testing. The Company's current manufacturing facilities are pilot and pre-production scale and are for limited volume production. There can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of HTS or cryogenic products at acceptable costs and on a timely basis.

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

No reports on Form 8-K were filed during the quarter ended September 27, 1997.

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




                                    SUPERCONDUCTOR TECHNOLOGIES INC.
                                    --------------------------------
                                    (Registrant)






Dated:  October 31, 1997            /s/ James G. Evans, Jr.
                                    -------------------------
                                        James G. Evans, Jr.
                              Vice President, Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
------                            -----------

27.1                        Financial Data Schedule