Form 10-K
period 1997-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1998-03-30
CIK 895665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _________________________

                                   FORM 10-K
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                        FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          77-0158076
          --------                                          ----------
(State or other jurisdiction of                            IRS Employer
incorporation or organization)                           Identification No.)

          460 WARD DRIVE, SUITE F, SANTA BARBARA, CALIFORNIA 93111-2310
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (805) 683-7646
                             ______________________

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price the Common Stock as reported on the Nasdaq National Market on February 3, 1998) was approximately $24,754,429. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 10, 1998 was 7,707,081.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Items 10,11,12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 20, 1998.

                                     PART I


ITEM 1.          BUSINESS.

    This "Item 1-Business" and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are discussed throughout "Item 1-Business," including, but are not limited to, under the caption entitled "Factors Affecting Future Business Operations--Disclosure Regarding Forward-Looking Statements" and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, under the caption entitled "Fluctuations in Periodic Results."

INTRODUCTION AND OVERVIEW

    Superconductor Technologies Inc. ("STI" or the "Company") develops, manufactures and markets superconductor materials and related cryogenics. High-temperature superconductors ("HTS") are materials that have the ability to conduct electrical energy with little or no resistance when cooled to "critical" temperatures. STI believes that the growing worldwide wireless communications market offers the most viable commercialization opportunities for its superconducting products. To capitalize on these opportunities the Company has developed its SuperFilter(TM) products, which combine specialized superconducting filters with a proprietary cryogenic cooler and, in many cases, a low noise amplifier ("LNA") in a highly compact system. The SuperFilter(TM) products, when incorporated into wireless base stations, offer significant advantages over conventional filter products for wireless applications, including reduced size, increased range and reduced interference.

    During 1997, the Company underwent a significant transition from a focus on research and development to the introduction of its first commercial product line and the establishment of the manufacturing infrastructure to support the product. The Company introduced the SuperFilter(TM) system for application in the AMPS/B segment of the cellular market and has recently completed the cellular offerings by introducing the AMPS/A product.

    As a result of the product introductions, the Company has significantly expanded its sales and marketing efforts. The Company added three Regional Sales Executives to cover the United States and has recently added another Sales Executive to cover the Southwest U.S. and Latin America. In addition, an Applications Engineering Executive with experience at a major carrier has been hired. The sales and marketing effort has been directed primarily at rural and suburban cellular provider as the Company believes they will be the early deployers of product. The Company's product addresses the critical needs of
these service providers: range coverage and call quality.   In addition, the
Company continues to pursue and develop urban applications and its relationship with the base station OEMs.

    The SuperFilter(TM) product and increased sales activities have resulted in multiple orders for the product, including an order for eight systems from Carolina West Wireless, a rural service provider. In order to further prove the economic benefits of the product, the Company is in the process of conducting numerous demonstrations and field trials.

    In order to support the SuperFilter(TM) product introductions, the Company established a manufacturing infrastructure mid-year which is headed by a Vice President of Operations, and includes operating units to support the production of all critical components including the superconducting filters, cryogenic coolers, cryogenic packaging and final enclosures, and quality and material control functions. In addition, the Company has expanded its manufacturing space by over 50% and has procured, or is in the process of procuring, the necessary equipment and tooling to produce the product in volume.

    A critical component of any superconducting application is cryogenic cooling. STI has developed a proprietary cryogenic cooler which, in addition to being integrated into its SuperFilter(TM) systems, has the potential to be used in other applications. One application is the use of the cooler in a home medical system. During 1997, STI received an order for 13 coolers from In-X, a private company developing home medical products. Another application the Company is pursuing is cold computing to increase the processing speed of workstations. STI is also considering several research applications for the cooling technology. STI believes that the successful commercialization of its cryogenic coolers as stand alone products will assist in its ability to achieve economies of scale associated with volume production.

    Since its formation in 1987, the Company has received over $45 million in revenue from government research and development contracts, through which it has developed much of the technology used in its commercial products. STI continues to secure government contracts, primarily to fund its research and development efforts, and also to address potential wireless product opportunities in the government sector. The Company has recently hired a Vice President of Government Business Development in order to continue to develop this market.

STI'S STRATEGY

    STI's objective is to leverage the experience and expertise of its management and employee base, its significant investment in research and development, and its licenses and intellectual properties into a position of commercial market leadership for HTS.

    Several years ago, the Company identified the wireless filter market as the most viable path to commercialization of HTS. The primary reason for the selection of this market was the current and expected rapid growth of the market and STI's ability to address the most critical needs of the market with HTS. The wireless market (including the receiver filter market, addressed by the SuperFilter(TM)) is expected to grow at an annual compounded growth rate of over 20% during the next five years.

    STI's approach to product development has been to harness the power of superconductivity with a high degree of excellence, resulting in a product that meets the requirements of the Company's customers effectively and efficiently. The Company provides the wireless communications industry with a proprietary and integrated solution incorporating superconducting materials, RF circuitry, and cryogenic cooling and packaging - the key components of which have been designed, developed and manufactured in-house. STI has designed and developed a proprietary computer simulation system to assist in RF circuitry design and prototype delivery. This results in extremely small, high performance RF circuits that are then integrated into STI's standard platform. The Company believes that this approach will allow it to respond quickly to specific customer requirements. STI believes its standard platform is the smallest and most energy-efficient superconducting filter system in the industry, which differentiates the Company's products from other competitive offerings

    The Company believes the early market acceptance for its product will come from wireless service providers as they are faced with resolving critical issues within the wireless networks. In particular, cellular service providers who are encountering increasing competition from new Personal Communication Services (PCS) and digital providers are most likely to test and use this advanced technology to solve their problems. Cellular service providers are focused on enhancing service in order to retain their market share of wireless customers. Service enhancements such as coverage in "dead zones," increased range of the base station, reduction in the dropped calls and decreased static are some of the most common user complaints, which give rise to customer churn among service providers. The Company believes its product provides solutions to these critical problems effectively and economically..

    The Company believes that in order to penetrate the market for superconducting filters, it must market, promote and demonstrate the products' capabilities directly to service providers. With over 1,500 service providers in the U.S. alone, this will require a significant increase in the Company's marketing efforts and approach. In order to effectively cover this market, the Company has increased its sales and marketing force from one person to six people over the past several months.

    Due to the proprietary and technological nature of the Company's product, and, in order to produce a high quality product, the company has decided to manufacture the key components of its product internally. These key components include the HTS material, the HTS filters, including the micro-packaging, the cryogenic cooler, the cryogenic packaging and the final enclosure. The Company believes that this will enable it to control its manufacturing processes properly, achieve required cost reductions and to produce a highly reliable and quality product.

    In 1997, the Company established its initial manufacturing for SuperFilter(TM) systems. An additional 10,000 square feet of space was leased at its existing facility by STI for expansion of the Company's existing assembly and clean room areas. The Company's internal structure was reorganized into engineering and manufacturing organizations, with experienced STI managers appointed to vice president positions responsible for a seamless transition from design to manufacturing. Additional capital equipment is being acquired and the employee base has expanded to increase product output. See "--Limited Manufacturing Experience".


WIRELESS FILTER PRODUCTS

    The Company principally targets the worldwide wireless market for its commercial superconducting products. STI is initially marketing its SuperFilter(TM) systems primarily to wireless service providers and OEMs for inclusion in base stations, which are the basic building blocks of wireless networks. Base stations house the complex electronic equipment required to receive and transmit radio waves for multiple real-time voice and data communications. Base station systems generally include an antenna and a series of transmitters, receivers, receiver filters and network interface electronics. Base stations are manufactured by OEMs and are sold to service providers that deliver wireless services to the public. The Company's product provides the primary receiver filter after the antenna has captured the transmission from the wireless hand set. The product is designed to improve the uplink transmission path, which is a critical part of today's wireless technology.

THE WIRELESS MARKET

    Northern Business Information (NBI), wireless industry analysts, estimates the worldwide number of wireless subscribers will be 445 million by 2002, compared to 162 million in 1997. To provide services to these customers NBI estimates that the number of installed base stations will increase from 151,000 in 1997 to 457,000 in 2002. The Company believes that this rapid growth represents a significant market opportunity for the Company, as each newly deployed base station must incorporate a wireless filter system. In addition, as increasing levels of interference create a demand for higher performance filters, the Company's products could be used by service providers to retrofit existing base stations. According to NBI, this increase in wireless infrastructure will result in a worldwide market for superconducting filters of more than $550 million per year by 2002.

    The reasons for the anticipated rapid expansion of the base station market are two-fold. First, the overall demand for wireless products is increasing both in the United States and worldwide. As the cost of providing wireless communications decreases and the number of service providers increases, consumer access to wireless service will become more affordable and utilization will increase. In addition, in areas without fully-implemented communications systems, the cost of installing a wireless communications system is significantly lower than the cost of installing a traditional land-line communications system. Accordingly, the Company believes that many developing countries are seeking to establish a wireless infrastructure.

    Second, a broader range of wireless services, such as e-mail, faxing and internet access, is now being offered, further burdening the already crowded wireless frequencies. To accommodate the expanding need for wireless communications, the FCC has auctioned PCS frequencies (around the 2 Ghz frequency) domestically to wireless service providers. Auction winners are under financial, regulatory and competitive pressures to deploy and operate wireless services quickly in these new frequencies. The Company estimates that as a result of the PCS frequency auctions, the number of licensed wireless service providers in any given service area will increase from two to as many as five over the next several years, thereby increasing competition and creating pressure for cellular and PCS service providers to provide the highest quality services possible.


WIRELESS NETWORK CONSTRAINTS

    The ability of wireless service providers to increase system utilization is enhanced by their ability to increase base station coverage range, decrease existing interference and minimize the physical size of base station components. A wireless network consists of a number of adjoining cells that form a service provider's geographic coverage area. Each cell has a base station, and the user communicates through the closest base station on one of a limited number of RF bands. The call is switched from base station to base station as the user moves within the geographic area. Transmissions that pass through a base station are filtered for unwanted signals to improve call clarity. The filtering process improves the quality of the signals received and the range that the base station can cover. Range is the distance at which a base station can continue to pick up a wireless phone signal as the user travels away from the physical base station site. Most base stations within the present cellular network were deployed at a time when the typical cellular telephone unit was designed to transmit up to three watts of RF power. Today, smaller portable telephones that transmit only 0.6 watts of power are increasingly replacing higher-power mobile units, thereby decreasing the effective range of existing cellular base stations. This is particularly a problem in rural and suburban networks. In the PCS arena, wireless systems operate at a higher frequency than traditional cellular systems, which reduces the range of signal transmission due to the larger path losses. In urban settings, site location, site acquisition and special environmental requirements can drive total base station implementation costs up to $1 million per site. In addition, each site may be subject to additional or unique regional and local regulatory processes and citizen demands that can burden the deployment process. As a result, decreasing the number of base stations that must be deployed can significantly reduce the service provider's infrastructure costs.

    The physical size of the base station can also be a significant issue for service providers. Because a conventional filter system can account for approximately 30% of the total base station size (excluding the antenna) and a smaller base station requires less real estate per site, reducing the size of the filter system can provide significant cost savings to service providers.
In addition, when new sites are not available, base station utilization must be increased by retrofitting electronics for additional channels in the same physical space. In such cases, reducing component size is a viable alternative.

    Finally, interference due to the imperfect RF channel selectivity of filtering components is also a significant issue. Interference, which occurs when two radio waves of the same or similar frequency interact with one another to produce "in-band" distortion, can cause dropped calls and cross talk. This problem can also prevent a service provider from fully utilizing the available RF spectrum, as some spectrum must be reserved to protect against interference from another service provider's RF spectrum, which in turn decreases the number of users a base station can process. Problems caused by interference can be especially acute in urban areas, where caller density is high. Because these symptoms of interference can dramatically degrade service quality, a wireless filter system that reduces interference can provide a meaningful advantage in this increasingly competitive market. See "--Competition."

STI'S WIRELESS PRODUCT SOLUTION
    The Company believes that its SuperFilter(TM) systems offer solutions to some of the most pressing constraints facing the wireless industry: range, size and interference. Each SuperFilter(TM) system is a self-contained unit that can be retrofitted into existing base stations or incorporated into new base stations regardless of the protocol used (including Advanced Mobile Phone Service ("AMPS"), Code Division Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA") and Global Systems for Mobile communications ("GSM"), among others) with little or no modification to conventional design. The benefits offered by the Company's SuperFilter(TM) products include the following:

- Range Extension. The Company's SuperFilter(TM) systems incorporate an LNA with a superconducting filter, both of which are then cryogenically cooled. The filters and LNAs expand the receiving range of the base station by reducing the electrical noise of the system, enabling each base station site to cover a larger area. The Company believes that extending base station range reduces the number of base stations that must be deployed in a given service area, which can result in lower capital costs, more calls completed per base station and higher revenue per base station.

- Decrease in System Size. Advanced thin-film superconductor materials and designs allow STI to provide superconducting filters that are one one-thousandth the size of the conventional filters most commonly used in base stations. A complete SuperFilter(TM) system is approximately 70% to 90% smaller than a high-performance cellular conventional filter and can be incorporated easily into a standard 19- inch component rack mount. This significant reduction in physical size makes valuable space available for other required electronic components, enabling service providers to enhance the utilization of existing base stations instead of deploying additional base stations. In addition, reduced size can decrease deployment costs for new base stations, as less real estate is required to support a base station. STI believes its SuperFilter(TM) systems are the smallest filters currently available in the industry.

- Reduction in Interference. STI has demonstrated that superconducting thin-film materials are attractive for wireless communications base station applications because the near-perfect conductivity of the superconductor filters allows for greater control of RF signals. The Company believes that its superconducting filter systems can insulate a desired frequency against interference from unwanted frequency transmissions more selectively than conventional copper filters, thereby reducing the number of dropped calls and the amount of cross talk. While the exact number of dropped calls will vary among base stations due to differences in call volume and geographic location, a reduction in the number of dropped calls can increase revenues to the service provider. STI believes that a decrease in interference also can result in an increase in utilization of the service provider's allocated frequency spectrum, which in turn can result in an increase in the volume of calls processed.

- Low Power Consumption and Tower Mounting. The Company believes that an additional benefit to its superconducting filter systems is that these systems consume less energy than competing superconducting systems, because the power budget for some base stations can be as low as 1500 watts. A higher power budget requires high capacity back-up units, resulting in undesirable increases in base station size. Currently, the most energy-efficient competing superconducting system consumes more than 500 watts or more of power, while the Company's SuperFilter(TM) system consumes only approximately 150 watts of power, comparable to that of a household light bulb. The Company believes that as PCS and cellular base stations are deployed, service providers and base station manufacturers will want to install filtering and LNA capabilities at the top of the station's antenna tower, because such mounting substantially reduces the significant signal losses associated with tower-to-ground cabling. The Company believes tower mounting can be a key component of extending the range of base stations and received orders for four tower mount systems in 1997.

ACCESSING THE WIRELESS MARKET
    The Company markets its products to service providers and OEMs worldwide with particular focus on domestic rural and suburban service providers. The Company has found rural service providers to have the most immediate need for the SuperFilter(TM) system's benefits, particularly for range extension. By targeting this segment of the market STI expects to create a "pull through" interest from industry OEMs by creating market demand for the Company's products. The Company has been successful at receiving orders for small quantities of systems (under 10) for use in laboratory testing, field trials and small commercial deployments. Product accelerated life testing provides proof of the reliability and durability of the Company's product, while field trials verify the system's capabilities when implemented into a live system in the field. This approach allows the Company to build customer confidence in its technology, to provide product reliability data and to build a foundation for volume orders. The Company believes it has been successful with this approach and has established relationships with major service providers and OEMs from which STI expects to eventually seek volume orders. See "Factors Affecting Future Business Operations--Dependence on Sales to Service Providers and OEMs."

    At a major industry trade show in March 1997, the Company introduced the SuperFilter(TM) system for use in AMPS/B cellular networks. The AMPS/B product offers range extension, with a notch filter for reduced interference. In February 1998, the Company introduced the SuperFilter(TM) system for use in AMPS/A cellular networks. The AMPS/A product offers the same advantages as the AMPS/B, with filters designed for the AMPS/A frequency. With the introduction of both systems, STI has positioned itself to provide products to both major segments of the cellular industry. STI has chosen to offer these two cellular products initially as the Company believes cellular service providers utilizing AMPS networks are the most immediately receptive customer base for the Company's products. The Company believes that cellular service providers will be receptive to its product due to the increasing competition from PCS providers, which will cause cellular providers to enhance service in order to retain customers. The Company has demonstrated in prototypes the ability to design products for use in PCS networks, as well as a variety of digital protocols. STI expects to offer additional product offerings in these areas as the Company's position in the wireless market increases. See "Factors Affecting Future Business Operations--Early Stage of the Commercial Superconductor Products Market: Market Acceptance and Reliability."

    During 1997, the Company received several orders from both service providers and OEMs. STI received an order for one PCS prototype system from a major Asian base station manufacturer, which was delivered in September 1997. In July 1997, the Company received an order from Carolina West Wireless, a rural service provider, for eight SuperFilter(TM) systems for use in an AMPS/B network. Carolina West Wireless is deploying the SuperFilter(TM) systems throughout the company's cellular network for commercial use. Following the successful completion of an acceptance trial conducted with the first unit, the second system was delivered in early 1998. The remaining six units, including two tower mount configurations, are scheduled for delivery during the early portion of 1998. The Company received an order for two AMPS/A tower mount systems from a second major Asian base station manufacturer in September 1997 and delivered the units in January 1998. In December 1997, STI delivered one SuperFilter(TM) system to Motorola's Cellular Infrastructure Group for environmental testing and field trials.


CRYOGENIC COOLER PRODUCTS

    Superconducting materials require cooling to temperatures as low as 77 Kelvin (-196 degrees C) to operate. In order to incorporate a compact, efficient and reliable cooling system into its superconducting products, STI developed a proprietary Stirling closed-cycle cryogenic cooler. About the size of a wine bottle, the cooler utilizes helium gas as both the lubricant and coolant. This eliminates the use of oils and grease, often used in other cryogenic cooling systems and requiring scheduled maintenance. STI's cryogenic technology requires approximately 150 watts of power, much less than other commonly-used cryogenic systems. The resulting product is energy-efficient and extremely compact with the ability to generate very cold temperatures reliably.

    The Company expects to market its cryogenic cooling technology as a stand-alone product in addition to utilizing the product in its SuperFilter(TM) systems, although there can be no assurances in this regard. The Company has focused on opportunities for cryogenic cooling products in the high-speed computing and home medical markets, as well as potential opportunities in the research and development industry. The Company believes that the successful commercialization of its cryogenic coolers as stand-alone products will assist in its ability to achieve economies of scale through higher volumes, which will result in lower manufacturing costs.


COOLING APPLICATIONS

     In 1997 STI received an order from In-X, a private company developing products with medical applications, for 13 cryogenic coolers. The coolers will be incorporated as a component into prototype products being developed by In-X for use in home medical applications. Although the Company believes the potential for this market is significant, there can be no assurance that this market will develop. The Company has also investigated the cold computing market. The Company has demonstrated that it can improve the performance of the central processing unit (CPU) by more than 50% when cooled to -55 degrees C. The Company believes that additional improvements can be achieved as much as 200% with minor modifications to the CPU. Although the Company believes that the market potential for this application is significant, there can be no assurances that the Company will be able to identify an appropriate partner to package and market a product. In addition, the Company is pursuing opportunities for cooler sales to research and development organizations, universities and other institutions conducting high technology research. The extremely cold temperatures provided by STI's cooling technology are attractive to the development of this market.

GOVERNMENT CONTRACTS

    The Company's strategy has been to pursue government research and development contract awards to supplement its funding of superconducting wireless and cryogenic product development. Since inception, 95% of the Company's net revenues have been from research and development contracts, sales directly with the government or resellers to the government. Nearly all of such revenues were paid under contracts between the Company and the Department of Defense ("DoD"). STI extensively markets to various government agencies to identify opportunities and actively solicits partners for product development proposals. Since 1988, the Company has successfully obtained a number of non-classified government contracts for superconductor research, including one of the largest non-classified high temperature superconducting (HTS) awards from the DoD Advanced Research Projects Agency ("DARPA") through the Office of Naval Research, under DARPA's original superconductivity program. In addition to actively soliciting government contracts, the Company participates in the Small Business Innovative Research ("SBIR") program. Since its inception, the Company has been awarded 32 Phase I SBIR contracts, each of which typically generates from $70,000 to $100,000 of revenues for the Company. The Company has been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $1 million of revenues for the Company. Since the Company's inception, government contracts have provided over $45 million of revenue to the Company. The Company believes that it has successfully leveraged its technology developed under government funded projects into commercial applications.


PRODUCTS DEVELOPED UNDER GOVERNMENT CONTRACTS

    STI pursues government research contracts that augment the Company's internal development programs, particularly in the areas of HTS materials production, RF filter design, and cryogenics. STI believes it has successfully leveraged its government research in the development of commercial products for the wireless industry. In addition, the Company believes it has developed products that can be marketed to the government communications industry, with potential for volume sales.

    The Company is working with military communications equipment contractors on a government wireless program. The focus of this program is to improve the integrity of a digital communications link through the use of a superconducting filter system. The Company has also developed a proprietary switched filter bank ("SFB") system in conjunction with Wright Laboratory at Wright-Patterson Air Force Base ("WP-AFB") with funding from DARPA. The SFB has demonstrated an ability to mitigate the problem of signal interference, which DARPA believes resolving can increase aircraft and pilot survival rates. The Company believes that its filter bank system can also be adapted to mitigate similar problems on ships, helicopters and tanks.


CURRENT GOVERNMENT R&D CONTRACTS

    At December 31, 1997, the Company was working with the government under 9 separate research and development contracts with a total award value of $26 million. $18.2 million has been funded under these contracts and $1.2 million remains unspent under the funded amount. Because all of the Company's government contracts are terminable by the contracting agency at its option, award amounts should not be used as a measure of future revenues. See "Factors Affecting Future Business Operations--High Degree of Dependence on Government Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

     The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a director of the Company and Chairman of its Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures below 23K (-250 degrees C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243 degrees C) were discovered. In early 1987 yttrium barium copper oxide ("YBCO") was discovered, which has a critical temperature of 93K (-180 degrees C). Shortly thereafter, thallium barium calcium copper oxide ("TBCCO") was discovered, which has a critical temperature of 125K (-148 degrees C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196 degrees C), or the point at which nitrogen liquefies. These high critical temperatures allow superconductors to be cooled using less expensive and more conventional refrigeration processes. STI was formed following this discovery to develop and commercialize high temperature superconductors.


STI'S TECHNOLOGY APPROACH

    The Company has internally-developed its key technologies from a standard set of technology platforms. The Company utilizes a proprietary manufacturing process for HTS thin-film production, the base material for the Company's filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is incorporated with the Company's cryogenic cooler, and then integrated with the necessary control electronics into a complete system for simple adaptation into new or existing wireless communications base stations. The Company believes that its filter systems provide its targeted markets with the smallest and most cost-effective products and that it is the only superconducting company that develops and manufactures all of these key components.

    HTS Materials. A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. The Company primarily utilizes TBCCO, which has one of the highest known critical temperatures, allowing for reduced cooling needs in order to achieve superconducting properties. The Company holds a worldwide exclusive license, in all fields of use, to TBCCO formulations covered by patents held by the University of Arkansas through a license agreement. The Company also utilizes YBCO for some of its applications, including some manufacturing processes for its RF components. Thin-film superconductors are the base materials used by STI to produce RF components, such as wireless communications filters. The Company has obtained nine patents for technologies related to thin film production. The Company believes that the process technology it has developed produces state-of-the-art HTS thin films of the highest quality.

    RF Circuitry. The Company has devoted a significant portion of its engineering resources to design and model the complex RF circuitry that is basic to the Company's products. The Company's RF engineering team is led by Vice President of Engineering Neal O. Fenzi, and includes Drs. Gregory Hey-Shipton and George Matthaei, recognized leaders in RF filter design. In addition, Dr. J. Robert Schrieffer, a Nobel laureate, is head of the Company's Technical Advisory Board. The expertise of this highly qualified team has allowed the Company to design and fabricate very precise individual components, such as RF signal filters. STI has implemented computer simulation systems to design its products, and this RF circuitry design has allowed the Company to produce extremely small, high-performance circuits. Some of the Company's design and engineering innovations have been patented; others are the subject of pending patent applications. The Company believes that its RF engineering expertise provides the Company with a competitive advantage.

     Cryogenic Cooling Technology. The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of the Company's superconducting products. Although such technology had been used successfully in military applications in the past, no such cryogenic cooler was commercially available. As a result, the Company developed a low-cost, low-power cooler designed to cool to 77K (-196 degrees C) with sufficient heat dissipation for its superconducting applications, and has a target life of over 40,000 hours. Its development was based in part on patents licensed by the Company from Sunpower, Inc. under a cross-licensing arrangement. STI believes that its internally-developed cryogenics allow it to offer a cooler that is both compact and reliable enough to meet wireless industry standards and provides the Company with a significant competitive advantage. In addition, the Company believes its cryogenic cooler can be marketed as a stand-alone product to other industries. In high volume production, the Company believes that unit costs for this cooler will be significantly less than currently available cryogenic coolers. See "--Cryogenic Cooler Products".

    Cryogenic Packaging. Cooling to cryogenic temperatures requires proper insulation and packaging. Any superconducting or other cryogenically-cooled device must be maintained at its optimal operating temperature, and its interaction with higher temperature components must be controlled. The Company has developed several thermal insulation technologies to satisfy this requirement.


MANUFACTURING

    As the Company has commercialized its SuperFilter(TM) systems and cryogenic products, it has developed prototypes and established its manufacturing infrastructure. During 1997, STI began the process of expanding its pilot scale production capabilities into a volume manufacturing line. A formal manufacturing organization was established mid-year and includes a Vice President of Operations and operating units to support the production of all critical components including superconducting filters, cryogenic coolers, cryogenic packaging and final enclosures, as well as quality and material control functions. The expansion process has included the leasing of an additional 10,000 square feet at the Company's existing facility. A portion of STI's manufacturing processes, including thin-film production, are performed in "clean rooms." Other manufacturing stages, including system assembly, are conducted in a standard manufacturing environment.

    Due to the proprietary and technical nature of the Company's product and the requirement to produce high quality products, the Company has decided to produce substantially the entire product in-house. The Company believes this will enable it to control its manufacturing process and achieve required cost reductions. The Company has demonstrated a proprietary manufacturing process for thin-film TBCCO materials that the Company believes is scaleable for high volume production. The Company has established a production operation, which the Company uses to produce TBCCO thin films on wafers for wireless electronics applications. The Company currently purchases wafers for growth of HTS thin films from two primary outside suppliers because of the quality of their products. The RF circuitry utilized by STI is designed and modeled by internal engineering resources. The Company has in-house capabilities to pattern the superconducting material and all other aspects of RF component production, including packaging the filters. STI has in-house capabilities to manufacture its cryogenic coolers at a pace consistent with current quantity requirements. The Company with its expansion has adequate capabilities in order to perform the final system integration and test of the SuperFilter(TM) product to order to meet current and projected demand. See "--STI's Technology--STI's Technology Approach", "Factors Affecting Future Business Operations--Limited Manufacturing Experience".


MARKETING AND SALES

    The Company pursues a marketing strategy aimed at service providers, OEMs and government agencies with the goal of building long-term business relationships that will lead to future volume orders for STI's filter products. The Company also pursues customer relationships with potential customers for STI's cryogenic cooler products. In addition, the Company demonstrates STI products at trade shows, participates in industry conferences, utilizes advertising and direct mailings, and provides technical and application reports to recognized trade journals. Product information in the form of brochures, data sheets, application notes, trade journal reports, product photos and press releases are updated as necessary. The Company has a six-person in-house sales staff with experience in wireless marketing and sales, in addition to eleven sales representatives located domestically and internationally. The Company's officers and directors are also involved in STI's marketing efforts. There can be no assurance that the Company's efforts in developing its marketing and sales capabilities could have a material adverse effect on the acceptance of the Company's products in the commercial markets and, as a result, on the Company's business, results of operations and financial condition. See "Factors Affecting Business Operations--Dependence on Sales to Service Providers and OEMs."


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

    In January 1993, as part of its strategy to stimulate the development and use of TBCCO and to create potential second sourcing foundry service to STI, the Company granted DuPont a non-exclusive worldwide sublicense to develop processes and market TBCCO thin films. DuPont paid the Company $388,000 as partial consideration for the sublicense, a portion of which represents prepaid royalties. Commencing in 1998, DuPont will pay royalties on sales of TBCCO thin films or devices containing TBCCO thin films, subject to annual minimums. In the event that the Company grants another sublicense to a third party on more favorable terms, it will be obligated to extend those terms to DuPont.
The term of the sub-license is the same as the Company's license from the University of Arkansas, but the sublicense is terminable by DuPont upon 30 days' notice to the Company. During 1997, the Company entered into a supply agreement with DuPont. As part of the supply agreement a cross- licensing agreement was entered into thereby reducing the royalty payments under the original agreement. In 1994, the Company granted a nonexclusive license for TBCCO to Superconducting Core Technologies, Inc., and in 1996, to Midwest Superconductivity, Inc. on terms substantially similar to those of the 1993 DuPont agreement. DuPont, Superconducting Core Technologies, Inc., Midwest Superconductivity, Inc., and their customers are current or potential competitors of the Company, and there can be no assurance that these sublicenses will not adversely affect the Company's business, results of operations and financial conditions.

    The Company is also focusing development efforts on YBCO, although to a lesser extent than TBCCO. YBCO is the other significant material that the Company has used in the development of its products. The Company believes that a number of patent applications are pending that cover the composition of YBCO, including applications filed by IBM, AT&T and other large potential competitors of the Company. STI believes that such applications are the subject of interference proceedings currently pending in the U.S. Patent and Trademark Office. The Company is not involved in any such proceedings. Therefore, there is a substantial risk that one or more third parties will be granted patents covering YBCO and that the Company's use of these materials may require a license. The Company has received access to some of the patents through its cross-licensing agreement with DuPont. In addition, international patents have been issued for specific YBCO compounds. As with other patents, the Company has no assurance that it will be able to obtain licenses to any such patents for YBCO or that such licenses would be available on commercially reasonable terms. The Company's efforts to develop products based on YBCO would be substantially impaired by its failure to obtain any such license for YBCO, and such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

    As of December 31, 1997, the Company holds 16 U.S. patents. Nine of the Company's patents are for technologies directed toward producing thin-film materials, including its proprietary thin-film process for TBCCO production. In addition, the Company currently holds six patents for circuit designs and one patent covering cryogenics and packaging. As of December 31, 1997, the Company has fifteen patents pending, including six related to materials, two related to cryogenics and seven covering STI designs. As the Company has developed prototype products, it has increased the number of design patents applied for in an effort to protect all phases of product development. See "Factors Affecting Future Business Operations-Uncertainty of Patents and Proprietary Rights."


RESEARCH AND DEVELOPMENT

    As part of STI's strategy to maintain its technological leadership, the Company has focused its research and development activities on materials, RF circuitry, cryogenics design and product application. At December 31, 1997, the Company's research and development department consisted of 44 individuals. The Company's contract research and development expenses consist primarily of labor, engineering, material and overhead costs incurred in connection with research and development activities. For the fiscal years ended 1995, 1996 and 1997 contract research and development expenses were approximately $5.4 million, $5.7 million and $6.2 million, respectively. The Company's revenues from government-related contracts provided for approximately $7.3 million, $7.1 million and $8.1 million, respectively, during these same periods. This accounted for 96%, 96% and 97% of the Company's total revenues in the fiscal years ended 1995, 1996 and 1997, respectively.

    Since the Company's inception, it has received approximately $45.1 million of revenues from government contracts. The Company believes that it will continue to rely largely on government research and development awards to fund a significant portion of its research and development activities. See "Factors Affecting Future Business Operations--High Degree of Dependence on Government Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


COMPETITION

    The Company faces competition in various aspects of its technology and product development and in each of the markets targeted by the Company. The Company's current and potential competitors include conventional RF filter manufacturers and both established and newly-emerging companies developing similar or competing technologies. In addition, the Company currently supplies components and licenses technology to large companies and industry leaders that may decide to manufacture or design their own superconducting components instead of purchasing them, or licensing the technology, from the Company. The Company expects increased competition both from existing competitors and a number of companies that may enter the wireless communications markets.

    In the wireless communications market, the Company competes primarily with Conductus, Inc. and Illinois Superconductor Corporation, with respect to its superconducting filter systems. In the government sector, the Company competes with universities, national laboratories and both large and small companies for research and development contracts.

    The Company believes that it competes on the basis of technological sophistication, product performance, reliability, quality, cost-effectiveness and product availability. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future. See "Factors Affecting Future Business Operations--Intense Competition."


ENVIRONMENTAL ISSUES

    The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventative or remedial action, reduction of chemical exposure, or waste treatment or disposal. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, nevertheless there is the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. If such an accident occurred, the Company could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's financial condition and results of operations. See "Factors Affecting Future Business Operations--Hazardous Materials; Environmental Regulations."


EMPLOYEES

    As of December 31, 1997, the Company employed a total of 94 persons, 30 of whom were employed in manufacturing and 44 in research and development. Eight of the Company's employees have Ph.D.s and 21 others hold advanced degrees in physics, materials science, electrical engineering and related fields. The Company's employees are not represented by a labor union, and the Company believes that its employee relations are good.

    The Company is highly dependent upon the efforts of its senior management. Due to the specialized technical nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified technical personnel, primarily in the areas of wireless communications. The loss of the services of one or more members of the senior management or technical teams could impede STI's ability to achieve its product development and commercialization objectives. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.


FACTORS AFFECTING FUTURE BUSINESS OPERATIONS


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K, including, without limitation, the statements under "Factors Affecting Future Business Operations," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business" regarding: the Company's ability to design, develop, manufacture and market products, including, without limitation, its SuperFilter(TM) systems and cryogenic coolers; the ability of the Company's products to achieve anticipated benefits; the Company's ability to achieve product commercialization; the anticipated growth of its target markets; its ability to achieve profitability; and other matters regarding the Company's expectations, beliefs, intentions or strategies regarding the future are forward-looking statements. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in these "Factors Affecting Future Business Operations," as well as elsewhere in this Form 10-K.



EARLY STAGE OF THE COMMERCIAL SUPERCONDUCTOR PRODUCTS MARKET: MARKET ACCEPTANCE AND RELIABILITY

    The commercial superconductor products market has experienced limited product commercialization to date. Moreover, since inception, the Company has been principally engaged in research and development activities and has only limited experience in the commercialization of its products. The Company's ability to grow will depend on its ability to successfully transition its expertise in superconducting filter and cryogenics technologies and applications to commercial markets, including the wireless communications market. The Company's success in this regard will depend upon a number of factors, including successful product testing by its potential customers, the success of the Company's sales and marketing efforts into the wireless communications market, the ability of the Company's products to achieve its anticipated benefits, its ability to attract and retain qualified personnel, successful and rapid scale-up of the Company's manufacturing capacity, the establishment of satisfactory vendor relationships to ensure continual supply of key components which are sourced outside the company, reduction of manufacturing expenses in order to price products competitively and continued product development to meet customer demands. Moreover, the Company's commercial customers establish demanding specifications for performance and reliability. While the Company's products and components have passed certain product performance and reliability testing by its customers to date, there can be no assurance that its products will continue to pass customer reliability testing and performance requirements in the future. If such problems occur, the Company could experience increased costs, delays, reductions or cancellations of orders and shipments, and product returns and discounts.
There can be no assurance that the Company will be able to produce its products in volume or that any of the Company's products will achieve market acceptance. If the Company is unable to manufacture and market its products for its target markets successfully, its business, results of operations and financial condition will be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


DEPENDENCE ON SALES TO SERVICE PROVIDERS AND OEMS

    Most of the Company's products, including those developed for wireless communications base stations and government applications, are intended for use as components or subsystems in base station systems. Therefore, to gain market acceptance, the Company must demonstrate that its products will provide advantages to the service providers who utilize base station systems and the OEMs that manufacture base station systems. These benefits include a decrease in system size, an increase in range extension and a reduction in interference. There can be no assurance that upon acceptance, the Company's products will be able to achieve any of these advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that service providers and OEMs will elect to incorporate the Company's products into their systems or, if they do, that related system and manufacturing requirements can or will be met. Failure of service providers or OEMs to incorporate the Company's products into their systems or failure of such systems including the SuperFilter(TM) product to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-- Wireless Filter Products--Accessing the Wireless Market" and "--Marketing and Sales".


LIMITED MANUFACTURING EXPERIENCE

    To date, the Company has sold products only in limited quantities, primarily for use in the development and demonstration of prototypes, for laboratory and field testing, and for field trials. The Company's current manufacturing facilities are sufficient for limited volume production. There can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of superconducting or cryogenic products at acceptable costs and on a timely basis. The Company could incur significant ramp-up costs and unforeseen expenses and delays in connection with attempts to manufacture commercial quantities of superconducting and cryogenic products, which could have a material adverse effect on the Company's business, results of operations and financial condition. When the Company receives volume orders for its products, it expects to outsource the manufacturing of certain hardware components. There can be no assurance that the Company will if at all be able to identify manufacturers that will meet the Company's requirements as to reliability, timeliness and cost-effectiveness. Any such failure will limit the Company's ability to satisfy customer orders and would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Manufacturing."


HIGH DEGREE OF DEPENDENCE ON GOVERNMENT CONTRACTS

    Since inception, 95% of the Company's net revenues have been from research and development contract sales directly to the government or to resellers to the government. Nearly all of such revenues were paid under contracts between the Company and the DoD. The Company uses these contracts to help fund its research and development programs. Although the Company recently has been devoting substantial resources to the development of commercial markets for its products, the Company is, and expects to continue to be in the near term, dependent on government funding for its research and development projects. The DoD has been reducing total expenditures over the past few years, and while to date DoD research and development funding for electronics has been relatively stable despite overall cutbacks, there can be no assurance that such funding will not be reduced in the future. Absent significant future revenues from commercial sales, a significant loss of government funding would have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

    Virtually all of the Company's government contracts are terminable at any time at the option of the government. Although the Company historically has complied with applicable government regulations and contract provisions, there can be no assurance as to such compliance in the future. Noncompliance with government procurement regulations or contract provisions could result in termination of government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the government and possible civil or criminal liability. During the term of any suspension or debarment by a government agency, the Company could be prohibited from competing for or being awarded any contract by any government agency. The termination of the Company's significant government contracts, the imposition of fines, damages, suspension or debarment, or the adoption of new or modified procurement regulations or practices could have a material adverse effect on the Company's business, results of operations and financial condition.

    Inventions conceived or actually reduced to practice under a government contract generally result in the government obtaining a royalty- free, paid-up, non-exclusive license to practice the invention. Similarly, technologies developed in whole or in part at government expense generally result in the government obtaining unlimited rights to use, duplicate or disclose technical data produced under the contract. There can be no assurance that such licenses and rights will not result in a loss by the Company of potential revenues or the disclosure of any of the Company's proprietary information, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Government Contracts."


INTENSE COMPETITION

    The markets for the Company's products are intensely competitive. The Company faces competition in various aspects of its technology and product development and in each of the markets targeted by the Company. The Company's current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing superconducting technologies. In addition, the Company currently supplies components and licenses technology to large companies and industry leaders that may decide to manufacture or design their own superconducting components instead of purchasing them, or licensing the technology, from the Company. The Company expects increased competition both from existing competitors and a number of companies that may enter the wireless communications markets.

    In the wireless communications market, the Company competes primarily with Conductus, Inc. and Illinois Superconductor Corporation, with respect to its superconducting filter systems. In addition, the Company competes with IBM, DuPont, Matsushita and Amtel, a Japanese consortium, among others, with respect to its HTS materials. The Company is not currently aware of another company that is targeting the cryogenic cooler markets with a compact, low-cost cryogenic cooler; however, there can be no assurance that there is no other company designing or developing cryogenic cooling technology similar to or in direct competition with the Company's products. In the government sector, the Company competes with universities, national laboratories and both large and small companies for research and development contracts.

    The Company believes that it competes on the basis of technological sophistication, product performance, reliability, quality, cost- effectiveness and product availability. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to effectively compete will require it to successfully manufacture and market its current products at a sufficiently low cost to achieve commercial acceptance, develop and maintain technologically advanced products, attract and retain highly qualified personnel and obtain patent or other protection for its technology and products. There can be no assurance that the Company will be able to compete successfully in the future. See "Business--Competition."


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

    The Company has an exclusive, worldwide license, in all fields of use, to formulations covered by patents held by the University of Arkansas covering TBCCO, the material upon which the Company primarily relies for its HTS products and product development. There can be no assurance that the validity of these patents will not be subject to challenge. In addition, other parties may have developed similar materials utilizing TBCCO formulations and may design around the patented aspects of this material. Under the terms of its exclusive license, the Company has agreed to assume litigation expenses for infringement actions, subject to a right of setoff against future royalty obligations. If the Company is required to incur significant expenses under this agreement, the Company's results of operations and financial condition could be materially and adversely affected. In addition, the Company has granted each of DuPont and Superconducting Core Technologies, Inc. and its affiliates a non-exclusive worldwide sublicense under its license with the University of Arkansas to develop and market TBCCO materials and superconducting technologies. There can be no assurance that these sublicenses will not adversely affect the Company's business, results of operations and financial condition.

    The Company believes that a number of patent applications are pending that cover the composition YBCO including applications filed by IBM, AT&T and other large potential competitors of the Company. YBCO is an HTS material upon which the Company also relies, although to a lesser extent than TBCCO. The Company understands that such applications are the subject of interference proceedings currently pending in the U.S. Patent and Trademark Office. The Company is not involved in these proceedings. In addition, the Company has been issued patents for specific compounds that it uses. The Company believes that a number of international patents may be pending regarding other specific YBCO compounds. There is a substantial risk that one or more third parties will be granted patents covering YBCO and that the Company's use of these materials may require a license. As with other patents, there can be no assurance that the Company will be able to obtain licenses to any such patents for YBCO or other materials or that such licenses would be available on commercially reasonable terms. The Company's efforts to develop products based on YBCO would be substantially impaired by its failure to obtain any such license for YBCO, and such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The rapid rate of inventions and discoveries in the superconductivity field has raised many patent issues which are not resolved at this time. The claims in the granted patents often overlap and there are disputes involving rights to inventions claimed in pending patent applications. As a result, the patent situation in the HTS field is unusually complex. It is likely that there will be patents held by third parties relating to the Company's products or technology. Therefore, the Company may need to acquire licenses to design around or successfully contest the validity or enforceability of such patents. The extent to which the Company may be able to acquire necessary licenses is not known. It is also possible that because of the number and scope of patents pending or issued, the Company may be required to obtain multiple licenses in order to use a single material. If the Company is required to obtain multiple licenses, the cost to the Company of HTS materials will increase. Furthermore, there can be no assurance that such licenses would be available on commercially reasonable terms or at all. The likelihood of successfully contesting the validity or enforceability of such patents is also uncertain; and, in any event, the Company could incur substantial costs in defending the validity or scope of its patents or challenging the patents of others. See "Business--Intellectual Property."

    The field of superconductivity is characterized by rapidly advancing technology. The future success of the Company will depend in large part upon its ability to keep pace with advancing superconductor technology, including superconducting materials and processes and industry standards. The Company has focused its development efforts on TBCCO and, to a lesser extent, YBCO. There can be no assurance that either TBCCO or YBCO will ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future. The Company intends to continue to develop and integrate advances in wireless filter and cryogenic cooling technologies in the manufacture of commercial quantities of products. The Company will also need to continue to develop and integrate advances in complementary technologies. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by the Company will not prove more advantageous for the commercialization of HTS products. See "--Intense Competition" and "--Uncertainty of Patents and Proprietary Rights" and "Business-- Intellectual Property" and "--Competition."

MATERIALS RISKS

    To date, the Company has principally focused its development efforts on TBCCO. Although TBCCO has one of the highest critical temperatures of any HTS material verified by the scientific community to date, other HTS materials are currently known to have advantages over TBCCO with respect to certain applications. There can be no assurance that TBCCO will ultimately prove commercially competitive against YBCO or against other currently known materials. Moreover, there is no assurance that other materials will not be discovered with higher critical temperatures or other superior qualities or that the Company will be able to obtain the rights to any such superior material.

    The Company currently purchases substrates for growth of HTS thin films from two primary suppliers because of the quality of the substrate provided by such suppliers. While the Company is aware of alternative sources for its substrates, the establishment of relationships with additional or replacement suppliers could be time consuming and result in a supply interruption which would have a material adverse effect on the Company's ability to manufacture its products in commercial quantities and, correspondingly, upon its business, results of operations and financial condition. See "Business--Manufacturing."


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


HAZARDOUS MATERIALS; ENVIRONMENTAL REGULATIONS

    The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. There can be no assurance that the operations, business or assets of the Company will not be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, nevertheless there is the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident. If such an accident occurred, the Company could be held liable for any resulting damages. Furthermore, the use and disposal of hazardous materials involved the risk that the Company could be required to incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. See "Business- -Environmental Issues."

EXECUTIVE OFFICERS AND DIRECTORS



         The executive officers and directors of the Company and their ages as of March 10, 1998 are as follows:

           NAME                                  AGE                    POSITION
           ----                                  ---                    --------
Glenn E. Penisten                                66           Chairman of the Board of Directors
E. Ray Cotten                                    66           Vice Chairman of the Board of Directors
M. Peter Thomas                                  56           President, Chief Executive Officer and Director
Robert B. Hammond, Ph.D.                         49           Senior Vice President and Chief Technical Officer
James G. Evans, Jr.                              46           Vice President and Chief Financial Officer
James P. Simmons, Jr.                            48           Vice President, Marketing and Sales
Michael M. Eddy, Ph.D.                           37           Vice President, Operations
Neal O. Fenzi                                    37           Vice President, Engineering
Robert P. Caren, Ph.D. (1)(2)                    65           Director
Dennis Horowitz (1)(2)                           51           Director
John D. Lockton (1) (2)                          60           Director
J. Robert Schrieffer, Ph.D. (1)(2)               66           Director

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

    M. Peter Thomas joined the Company as President and Chief Executive Officer and member of the Board of Directors of the Company in April 1997. Prior to joining the Company, Mr. Thomas was President and Chief Executive Officer of First Pacific Networks, Inc., a telecommunications company, from June 1995 to January 1997, which company filed for bankruptcy in February 1997 under Chapter 11 of the U.S. Bankruptcy Code. From August 1991 to May 1995, Mr. Thomas engaged in general business consulting in conjunction with the Stanbridge Group, a consulting firm which he co-founded in 1989. From January 1990 to July 1991, he was President and Chief Executive Officer of Data-Design Laboratories, Inc., an electronics company, and from 1989 to 1990, he consulted for The Stanbridge Group. Prior to 1989, Mr. Thomas also served as President and Chief Executive Officer of Ericsson North America, Inc., the North American operating subsidiary of Sweden's L.M. Ericsson, a telecommunications company, as President and Chief Operating Officer of Telenova, Inc., a telecommunications company, and as President of the Telecom Network Systems Division of ITT, Inc., a telecommunications company. Mr. Thomas received his B.S.E. in Aerospace Engineering from Princeton University and his M.B.A. from the Harvard Business School.

    Robert B. Hammond, Ph.D. has served as Senior Vice President and Chief Technical Officer of the Company since December 1992, having served as Vice President, Technology, and Chief Technical Officer since August 1990. From May 1991 to December 1991 and July 1992 to December 1992, he served as Acting Chief Operating Officer of the Company, and from December 1987 to August 1990, he served as Program Manager of the Company. Dr. Hammond also serves on STI's Technical Advisory Board. For over eleven years prior to joining the Company, he was at Los Alamos National Laboratory, most recently as Deputy Group Leader of Electronics Research and Development, a group that performs research, development and pilot production of solid state electronics and optics. Dr. Hammond received his Ph.D. and M.S. in applied physics and his B.S. in physics from the California Institute of Technology.

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

    Michael M. Eddy, Ph.D., became Vice President, Operations in July, 1997. Dr. Eddy joined STI in 1988 and most recently held the position of Director of Materials. Prior to that Dr. Eddy held research positions at Rutherford Appleton Laboratory in England and the University of California at Santa Barbara. Dr. Eddy holds a Bsc in chemistry from Sheffield University, a Ph.D. in chemistry from Oxford University and an MBA from Pepperdine University.

    Neal O. Fenzi became Vice President, Engineering in July, 1997. Mr. Fenzi joined STI in 1992 and most recently held the position of Director of RF Engineering. From 1982 to 1992 Mr. Fenzi worked in various engineering and management positions at Hughes Aircraft Company, Space and Communications Group and Amplica, Inc., a developer of microwave amplifier and sub-assemblies. Mr. Fenzi received his BSEE in 1982 from New Mexico State University.

    Robert P. Caren, Ph.D., has served on both the Board of Directors and the Technical Advisory Board of the Company since January 1988. From 1988 to 1995, when he retired, Dr. Caren served as Corporate Vice President, Sciences and Engineering, for Lockheed Martin Corporation. Dr. Caren is a fellow of the American Institute of Aeronautics and Astronautics, American Astronautics Society and the American Association for the Advancement of Science. He is a member of the National Academy of Engineering, a member of the California Commission on Science and Technology and past Chairman of the Research Division of the Defense Preparedness Association. Dr. Caren received his Ph.D., M.S. and B.S. in physics from Ohio State University.

    Dennis Horowitz has served on the Board of Directors of the Company since June 1990. Mr. Horowitz is currently President and Chief Executive Officer of Wolverine Tube, Inc., a manufacturer and distributor of copper and copper alloy tube. From September 1994 to April, 1997, he served as Corporate Vice President and President of the Americas, AMP Incorporated, an interconnection device company. From October 1993 to August 1994, Mr. Horowitz served as President and Chief Executive Officer of Philips Technologies, a Philips Electronics North America company. From April 1990 to September 1993, Mr. Horowitz served as President and Chief Executive Officer of Philips Components, Discrete Products Division. From 1988 to 1990, he served as President and Chief Executive Officer of Magnavox CATV, and from 1980 to 1988 he was involved in the general administration of North American Philips Corporation. Philip Components and Magnavox CATV are divisions of North American Philips Corporation. Mr. Horowitz is a director of Aerovox Corporation. Mr. Horowitz holds an M.B.A and a B.A. in economics from St. John's University.

    John Lockton joined the Board of Directors of the Company in December, 1997. Mr. Lockton is currently President, Chief Executive Officer and a Director of International Wireless Communications, Inc., an operator of cellular systems, of which he was a co-founder in 1992. From May 1990 to August 1991 he was Managing Partner of Corporate Technology Partners, a joint-venture with Bell Canada Enterprises. In 1988, Mr. Lockton founded Cellular Data, Inc., a cellular wireless data technology company, and Star Associates, Inc., a cellular radio RSA company.
He founded and was a director of Interactive Network, Inc. a wireless-based television company, and was Chairman of the Board of Directors until December 1994. From 1983 to 1987 Mr. Lockton was Executive Vice President of Pacific Bell (now Pacific Telesis). From 1980 to 1983 he was President of Warner Amex (now Time Warner) Cable Television, Inc. From 1968 to 1980 Mr. Lockton served in various capacities at Dun & Bradstreet. Mr. Lockton is the primary inventor of a patented wireless technology for Personal Communication Services (PCS). Mr. Lockton is a graduate of Yale University (Phi Beta Kappa), Harvard Law School and received an Executive MBA from Columbia University.

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


ITEM 2.          PROPERTIES.

    The Company's operations, including its pilot scale manufacturing line, are located in approximately 33,000 square feet of space in Santa Barbara, California. The Company occupies this space under a lease which expires on December 31, 1999. The Company believes that such facilities will be adequate to meet its current and reasonably anticipated needs for the next year. See "Factors Affecting Business Operations- -Business Interruptions and Dependence on a Single U.S. Facility".


ITEM 3.    LEGAL PROCEEDINGS

    There are currently no pending or threatened material legal actions against the Company.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                    PART II



ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.



MARKET FOR COMMON STOCK

         Pursuant to the Company's initial public offering, the Company's Common Stock commenced trading on the Nasdaq National Market on March 7, 1993. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "SCON". The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.


                                                                               HIGH             LOW
                                                                            -----------    -----------
                 1995
                 Quarter ended April 1, 1995 ........................       $      7.75    $      5.25
                 Quarter ended July 1, 1995 .........................       $      6.88    $      5.25
                 Quarter ended September 30, 1995 ...................       $      7.13    $      4.88
                 Quarter ended December 31, 1995 ....................       $      6.13    $      3.63


                 1996
                 Quarter ended March 30, 1996 .......................       $      9.50    $      4.00
                 Quarter ended June 30, 1996 ........................       $      8.75    $      6.53
                 Quarter ended September 29, 1996 ...................       $      8.34    $      6.25
                 Quarter ended December 31, 1996 ....................       $      7.50    $      3.38


                 1997
                 Quarter ended March 29, 1997 .......................       $      4.75    $      3.38
                 Quarter ended June 28, 1997 ........................       $      4.13    $      2.50
                 Quarter ended September 27, 1997 ...................       $      5.31    $      2.00
                 Quarter ended December 31, 1997 ....................       $      4.25    $      2.19



                 1998
                 Quarter ended March 28, 1998 .......................       $      3.75    $      2.50
                 (Through March 10, 1998)



HOLDERS OF RECORD

    As of March 10, 1998, there were approximately 165 holders of record of the Common Stock.



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

                                                                           Year Ended December 31,
                                              ------------------------------------------------------------------------
                                                1993            1994            1995            1996            1997
                                              --------        --------        --------        --------        --------
 STATEMENT OF OPERATIONS DATA:
 Net Revenues:
    Government contract revenues ......       $  4,334        $  4,979        $  7,310        $  7,104        $  8,104
    Commercial product revenues .......            280             450             300             250             175
    Sublicense royalties ..............            388              75               0              38              38
                                              --------        --------        --------        --------        --------
      Total net revenues ..............          5,002           5,504           7,610           7,392           8,317

Costs and expenses:
   Contract research and development ..          2,862           4,030           5,414           5,721           6,218
    Other research and development ....          1,998           2,085           2,397           2,260           1,809
    Selling, general and administrative          2,468           2,928           2,871           2,967           4,076
                                              --------        --------        --------        --------        --------
       Total operating expenses .......          7,328           9,043          10,682          10,948          12,103
                                              --------        --------        --------        --------        --------

Loss from operations ..................         (2,326)         (3,539)         (3,072)         (3,556)         (3,786)
Other income (expense), net ...........            188             280             253              85             245
                                              --------        --------        --------        --------        --------
 Net loss .............................       ($ 2,138)       ($ 3,259)       ($ 2,819)       ($ 3,471)       ($ 3,541)
                                              ========        ========        ========        ========        ========
 Basic and diluted loss per share .....       ($  0.42)       ($  0.55)       ($  0.47)       ($  0.57)       ($  0.46)

Weighted average number of shares
outstanding ...........................          5,032           5,971           6,026           6,117           7,701


                                                                      Year Ended December 31,
                                              ------------------------------------------------------------------------
                                                1993            1994            1995            1996            1997
                                              --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments .......................          $10,583         $ 7,930         $ 5,244         $ 6,871         $ 3,537
Working capital .....................           11,134           8,242           5,695           7,178           3,500
Total assets ........................           16,616          14,613          11,878          13,344          10,087
Long-term debt ......................               56             724             453              77              13
Total stockholders' equity ..........           15,741          12,640          10,087          11,290           8,166



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and under the caption entitled "Factors Affecting Future Business Operations."

    Superconductor Technologies Inc. is a development stage company founded in 1987 to develop and market advanced electronics products incorporating high temperature superconductor materials. Since its inception, the Company has been primarily engaged in research and development activities, recruiting technical and administrative personnel, and raising capital.

The Company has recently shifted its focus to the commercialization and manufacture of its HTS products, while continuing to pursue product development activities. The Company has targeted its products toward commercial applications in the worldwide wireless communications and government markets. To date, the Company has received revenue primarily from government research contracts and, to a limited extent, from sales of its products. The Company has incurred cumulative losses of $27,053,000 from inception to December 31, 1997.


RESULTS OF OPERATIONS


1997 AS COMPARED WITH 1996

    Net revenues. Net revenues increased by $925,000, or 13% from $7.4 million in 1996 to $8.3 million in 1997, due to an increase in government contract revenues.

    Government contract revenues increased by $1,000,000, or 14% from $7.1 million for 1996 to $8.1 million for 1997 which is primarily attributable to revenues associated with a government contract which the Company was awarded in the third quarter of 1996. Government contract revenues constituted 96% and 97% of net revenues in 1996 and 1997, respectively.

    Commercial sales of the Company's HTS products decreased by $75,000, or 30%, from $250,000 in 1996 to $175,000 in 1997. This decrease in commercial revenues is the result of the Company's continuing efforts to shift its emphasis towards SuperFilter(TM) products and cryogenic cooler sales and away from sales of components such as films and development hardware.

    Sublicense royalties were $38,000 in 1996 and 1997.

    Contract research and development. Contract research and development expenses increased by $497,000 or 9%, from $5.7 million in 1996 to $6.2 million in 1997. This increase is attributable to the increase in government contract revenue which is directly related to contract expenses as well as increased research and development efforts which are allowable expenses under these contracts.

    Other research and development expenses. Other research and development expenses decreased by $451,000, or 20%, from $2.3 million in 1996 to $1.8 million in 1997. This decrease is the result of the Company directing its research and development efforts towards contract research and development projects.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.1 million, or 37%, from $3.0 million in 1996 to $4.1 million in 1997. This increase is the result of the Company's strategy to increase its sales and marketing efforts related to the SuperFilter(TM) product and to develop the appropriate manufacturing infrastructure to support these marketing efforts. During the second half of the year the Company hired two additional sales and marketing professionals and embarked on an advertising campaign to promote the awareness of the product among wireless service providers in particular. In addition, the Company appointed a Vice-President of Operations to establish the appropriate manufacturing infrastructure in order to produce the SuperFilter(TM) product in an efficient and cost- effective manner.

    Other income (expense), net. Interest income increased by $119,000, or 76%, from $156,000 in 1996 to $275,000 in 1997 as a result of an increase in the interest-earning investment balances during this period due to the successful completion of the Company's secondary offering in the fourth quarter of 1996. Interest expense decreased by $41,000, or 58%, from $71,000 in 1996 to $30,000 in 1997 due to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.


 1996 AS COMPARED WITH 1995

    Net revenues. Net revenues decreased by $218,000, or 3% from $7.6 million in 1995 to $7.4 million in 1996, due primarily to a decrease in government contract revenues.

    Government contract revenues decreased by $206,000, or 3% from $7.3 million for 1995 to $7.1 million for 1996 as a result of delays in government funding in the first half of the year. Government contract revenues constituted 96% of net revenues in 1995 and 1996. In 1996, the Company was awarded $20.6 million in incrementally-funded government contracts, 51% of which has been funded through 1997 and beyond.

    Commercial sales of the Company's HTS products decreased by $50,000, or 17%, from $300,000 in 1995 to $250,000 in 1996. However, 1996 sales were primarily comprised of sales of the Company's SuperFilter(TM) prototypes and cryogenic coolers as compared to prior years in which commercial sales were associated with sales of superconducting films. All film production is now being used internally for expanding the Company's efforts to develop products for commercialization.

    Sublicense royalties increased $38,000, or 100% in 1996 as the Company entered into one sublicense agreement with respect to its patents in 1996 and none during 1995.

    Contract research and development. Contract research and development expenses increased by $307,000 or 6%, from $5.4 million in 1995 to $5.7 million in 1996. This increase is the result of the increased use of subcontractors and increased research and development efforts which are allowable expenses under contracts.

    Other research and development expenses. Other research and development expenses decreased by $137,000, or 6%, from $2.4 million in 1995 to $2.3 million in 1996. This decrease is the result of some costs being expensed under contract research and development expenses.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $96,000, or 3%, from $2.9 million in 1995 to $3.0 million in 1996. This increase is primarily attributable to start-up costs for Cryo-Asia, the joint venture.

    Other income (expense), net. Interest income decreased by $197,000, or 56%, from $353,000 in 1995 to $156,000 in 1996 due to a decline in interest-earning investment balances during the first ten months of 1996 as these funds were utilized to fund operations. Interest expense decreased by $29,000, or 29%, from $100,000 in 1995 to $71,000 in 1996 due to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company's cash and cash equivalents totaled $1.4 million and short-term investments totaled $2.1 million. The Company considers investments with original maturities of three months or less to be cash equivalents. Cash and short-term investments decreased $3.3 million, or 49%, from $6.8 million at December 31, 1996 to $3.5 million at December 31, 1997. The decrease is the result of funding operating losses and the related net change in working capital items of $1.9 million, purchases of new equipment for expansion of manufacturing operations of $1.4 million and repayment of debt of $423,000. These cash outflows were partially offset by proceeds of $416,000 from the sale of common stock primarily from the exercise of the over-allotment option made by the Underwriter of the Company's secondary offering in the first quarter of 1997.

    The Company financed its operations from inception through December 31, 1997 primarily from net proceeds of $12.7 million raised in its initial public offering, $15.0 million raised in private placements prior to the initial public offering, $4.6 million from net proceeds raised in its secondary offering, $45.0 million in government development contract revenues and $2.4 million in product and license revenues. Operating activities used $2.3 million, $2.4 million and $1.9 million of cash and cash equivalents in 1995, 1996 and 1997, respectively. Investing activities provided cash of $2.3 million in 1995, used cash of $1.7 million in 1996 and provided cash of $744,000 in 1997. Financing activities used cash of $104,000 in 1995, provided cash of $4.3 million in 1996 (primarily from the proceeds of the secondary offering) and used cash of $6,000 in 1997.

    The Company's principal resource commitments at December 31, 1997 consisted of accounts payable and accrued employment compensation of $1,407,000 and $437,000, respectively, and approximately $77,000 of obligations under equipment financing commitments.

    In August 1994, the Company entered into an equipment financing agreement which provided for borrowings of up to $1.5 million through the end of 1994 at an annual interest rate of prime plus 1%. Borrowings under the financing agreement are secured by substantially all the Company's assets, and are to be repaid in 36 monthly installments which began in January 1995. During the third quarter of 1995, the Company extended and amended its equipment financing arrangement to permit an additional $500,000 in borrowings through the end of 1995 at the same interest rate of the initial agreement. As of December 31, 1997, borrowings of $64,000 were outstanding under this agreement with no additional borrowings permitted.

    The Company invests available funds in short-term, investment grade investments, including without limitation government obligations, corporate commercial paper, certificates of deposit and money market funds. The Company may also invest available funds in intermediate-term investment grade securities.

    To date, inflation has not had a material impact on the Company's financial results.

    On March 26, 1998, the Company completed a private placement of 500,000 shares of Series A 6% Cumulative Convertible Preferred Stock ("Preferred Shares") to certain investors at $ 6.00 per share. The proceeds of the offering, net of offering expenses, totaled $3 million. Each Preferred Share is convertible into two shares of Common Stock at $3 per share and carries a cumulative dividend of 6% per annum. The Preferred Shares also have voting rights and liquidation preferences. The Preferred Shares are not redeemable prior to March 26, 2001. Thereafter, the Company may redeem the Preferred Shares at 110% of the carrying amount plus accrued dividends. Subsequent to March 26, 2005, the holders of the Preferred Shares have the option to redeem the Preferred Shares at their carrying amount plus accrued dividends. The Company has an option, exercisable through March 26, 1999, to sell up to an additional $2 million of Preferred Shares under the same terms provided the Company meets a certain milestone.

    On March 25, 1998, the Company accepted and signed a proposal to enter into a master lease agreement for up to $3 million in lease financing at an annual rate indexed to the yield of U.S. Treasury notes of similar maturity. The Company can draw upon the master lease agreement as it acquires capital assets during the year. The lease term is sixty months for each drawdown. As of March 26, 1998, no amounts were outstanding under the lease line.

    Upon execution of the master lease agreement, the Company believes that the financing which has recently been secured, is adequate to meet its operational needs over the next 12 months. However, in the event that the master lease agreement is not successfully executed, the Company will be required to seek alternative financing. Depending upon the timing of market acceptance of the Company's products and the manufacturing ramp-up necessary to support the market acceptance, additional working capital financing may be required to fully implement the Company's business plan.


FUTURE ACCOUNTING REQUIREMENTS

    In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and 131 will become effective for the Company in 1998. The adoption of SFAS 130 and 131 is not expected to have a material effect on the Company's financial statements disclosures.


YEAR 2000

    The Company currently uses a limited number of software products which are not Year 2000 compliant. However, the Company currently plans to acquire manufacturing software in order to support its expansion efforts. The new software will be Year 2000 compliant and is expected to replace substantially all non-Year 2000 compliant software. Accordingly, the Company does not expect the amounts required to be expensed to become Year 2000 compliant to have a material effect on its financial position or results of operations.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    All information required by this item is included on pages 26 to 38 in Item 14 of Part IV of this Report and is incorporated into this item by reference.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL

           DISCLOSURE.

    Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption "Business--Executive Officers and Directors" and under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1997.


ITEM 11.   EXECUTIVE COMPENSATION.

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1997.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Executive Compensation -Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1997.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



           (a)  The following documents are filed as part of this Report:

                1. Financial Statements. The following financial statements of the Company and the Report of Price Waterhouse LLP, Independent Accountants, are included in Part IV of this Report on the pages indicated:

                                                                                                          PAGE
                                                                                                          ----
                Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .   26


                Balance Sheet as of December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . .   27


                Statement of Operations for the years ended December 31, 1995, 1996 and 1997
                and for the period May 11, 1987 (inception) to December 31, 1997   . . . . . . . . . . .   28


                Statement of Stockholders' Equity for the period from May 11, 1987 (inception)
                to December 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29


                Statement of Cash Flows for the years ended December 31, 1995, 1996 and
                1997 and for the period May 11, 1987 (inception) to December 31, 1997  . . . . . . . . .   30


                Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31



    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

               2.   Exhibits:

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------         -------------------------------------------------------------------------------------------------------------------
3.1(2)         Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3).
3.2(1)         Bylaws of the Registrant (Exhibit 3.4).
10.1(1)*       Technology Agreement between the Registrant and Lockheed Corporation dated January 8, 1988.
10.2(1)        Technical Information Exchange Agreement between the Registrant and Philips dated September 1989.
10.3(1)        Standard Industrial Lease between the Registrant and UML Real Estate Partnership dated January 1, 1990; Sublease between Registrant and Consolidated Packaging Machinery Company dba Industrial Automation Corporation dated October
               25, 1989.
10.4(1)        Form of Consulting Agreement.
10.5(1)        Form of Employee Proprietary Information Agreement.
10.6(1)        Offer of Employment Letter to William D. Baker dated December 21, 1991.
10.7(1)        Offer of Employment Letter to Gregory L. Hey-Shipton dated May 7, 1991, as amended.
10.9(1)        1992 Director Option Plan.
10.10(1)       Form of Indemnification Agreement.
10.11(1)       License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended.
10.15(1)       Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 17, 1991, as amended.
10.17(1)       1992 Stock Option Plan.
10.19(1)       Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991.
10.20(1)*      Joint Venture Company (JVC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992.
10.21(1)       Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of
               Naval Research dated September 4, 1991.
10.22(1)       Offer of Employment Letter to Daniel Hu dated November 23, 1992.
10.25(2)*      License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992.
10.26(1)       Note and Warrant Purchase Agreement dated December 28, 1992.
10.27(2)       Form of Representative's Warrant Agreement.
10.28(3)*      Superconductor Technologies Inc. Purchase Agreement.
10.29(4)       Loan and Security Agreement between Registrant and Silicon Valley Bank dated August 26, 1994.
10.30(4)       Form of Distribution Agreement.
10.31(4)       Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement.
10.32(5)       Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 27, 1995.
10.33(6)*      Joint Venture Agreement between Registrant and Alantac Technologies (S) Pte Ltd., dated May 20, 1996.
10.34(7)       Employment Offer Letter to M. Peter Thomas dated April 3,1997.
10.35          Employment Agreement with E. Ray Cotten dated July 1, 1997.
24.1           Power of Attorney (see page 39).


(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).

(2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1995.

(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-10569).

(7) Incorporated by reference from the Registrant's Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29,1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-Q.

* Confidential treatment has been previously granted for certain portions of these exhibits.

       (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1997.

       (c)    Exhibits. See Item 14(a) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Superconductor Technologies Inc. (a Development Stage Enterprise)


In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Superconductor Technologies Inc. (a Development Stage Enterprise) at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and the period from May 11, 1987 (inception) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Los Angeles, California
February 18, 1998, except as to Note 10, which is as of March 26, 1998.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)


                                 BALANCE SHEET


                    ASSETS                                                DECEMBER 31,        DECEMBER 31,
                                                                          --------------------------------
                                                                              1996                1997
                                                                          ------------        ------------
Current assets:
     Cash and cash equivalents                                            $  2,599,000        $  1,438,000
     Short-term investments                                                  4,272,000           2,099,000
     Accounts receivable                                                     1,599,000           1,048,000
     Inventory                                                                 502,000             677,000
     Prepaid expenses and other current assets                                 183,000             146,000
                                                                          ------------        ------------

          Total current assets                                               9,155,000           5,408,000

Note receivable from related party                                             150,000                   0
Property and equipment, net of accumulated depreciation
  of $5,762,000 and $6,534,000, respectively                                 1,799,000           2,456,000
Patents and licenses, net of accumulated amortization
  of  $835,000 and $1,057,000, respectively                                  2,204,000           2,152,000
Other assets, net of accumulated
  amortization of $86,000 in both years                                         36,000              71,000
                                                                          ------------        ------------
          Total assets                                                    $ 13,344,000        $ 10,087,000
                                                                          ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                     $    935,000        $  1,407,000
     Accrued compensation                                                      313,000             437,000
     Current portion of long-term debt                                         423,000              64,000
     Billings in excess of cost and earnings on uncompleted
       contracts                                                               306,000                   0
                                                                          ------------        ------------
          Total current liabilities                                          1,977,000           1,908,000
Long-term debt                                                                  77,000              13,000
                                                                          ------------        ------------
          Total liabilities                                                  2,054,000           1,921,000
                                                                          ------------        ------------

Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $.001 par value, 2,000,000 shares authorized,
      none issued and outstanding                                                    0                   0
     Common Stock, $.001 par value, 15,000,000 shares authorized,
        7,575,660 and 7,699,581 shares issued and outstanding                    8,000               8,000
     Capital in excess of par value                                         34,794,000          35,211,000
     Deficit accumulated during development stage                          (23,512,000)        (27,053,000)
                                                                          ------------        ------------
          Total stockholders' equity                                        11,290,000           8,166,000
                                                                          ------------        ------------

          Total liabilities and stockholders' equity                      $ 13,344,000        $ 10,087,000
                                                                          ============        ============


               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                               FOR THE YEAR ENDED
                                  DECEMBER 31,


                                                                                                        MAY 11, 1987
                                                                                                       (INCEPTION) TO
                                                 1995                1996                1997         DECEMBER 31, 1997
                                             ------------        ------------        ------------     -----------------
Net Revenues:
   Government contract revenues              $  7,310,000        $  7,104,000        $  8,104,000        $ 45,108,000
   Commercial product revenues                    300,000             250,000             175,000           1,898,000
   Sub license royalties                                0              38,000              38,000             539,000
                                             ------------        ------------        ------------        ------------
      Total net revenues                        7,610,000           7,392,000           8,317,000          47,545,000
                                             ------------        ------------        ------------        ------------
Costs and expenses:
   Contract research and development            5,414,000           5,721,000           6,218,000          35,428,000
   Other research and development
      and commercial                            2,397,000           2,260,000           1,809,000          18,035,000
   Selling, general and administrative          2,871,000           2,967,000           4,076,000          22,651,000
                                             ------------        ------------        ------------        ------------
     Total costs and expenses                  10,682,000          10,948,000          12,103,000          76,114,000
                                             ------------        ------------        ------------        ------------
Loss from operations                           (3,072,000)         (3,556,000)         (3,786,000)        (28,569,000)
Interest income                                   353,000             156,000             275,000           2,890,000
Interest expense                                 (100,000)            (71,000)            (30,000)         (1,255,000)
Other income (expense), net                             0                   0                   0            (119,000)
                                             ------------        ------------        ------------        ------------
      Net loss                               $ (2,819,000)       $ (3,471,000)       $ (3,541,000)       $(27,053,000)
                                             ============        ============        ============        ============
Basic and diluted loss per share             $      (0.47)       $      (0.57)       $      (0.46)
                                             ============        ============        ============
Weighted average number of
 shares outstanding                             6,025,790           6,117,126           7,701,435
                                             ============        ============        ============





               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)



                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                            UNREALIZED
                                                                                                 DEFICIT    GAIN/(LOSS)
                                                                       CAPITAL                  ACCUMULATED ON
                             COMMON STOCK    CONVERTIBLE   PREFERRED  IN EXCESS  COMMON STOCK   DURING      AVAILABLE
                           ---------------   -----------   ---------   OF PAR    SUBSCRIPTIONS  DEVELOPMENT FOR-SALE
                           SHARES   AMOUNT      SHARES      AMOUNT      VALUE     RECEIVABLE    STAGE       SECURITIES      TOTAL
                           -------  ------   -----------  ----------  ---------  -------------  ----------- ----------  ----------
Issued to directors        310,000  $1,000                             $  99,000                                        $  100,000
Issued for acquisition     250,000                                        25,000                                            25,000
Issued to employees
  and consultants          772,542   1,000                               222,000   $ (176,000)                              47,000
Issued for services          6,000                                        42,000                                            42,000
Payment received on
  common stock sub-
  scription receivable                                                                  3,000                                3,000
Series A preferred
  stock issued                                  615,000  $      1,000    427,000                                           428,000
Series B preferred
  stock issued                                2,546,482         3,000  7,576,000                                         7,579,000
Repurchase of common
 stock and elimination
 of related sub-
 scription receivable      (42,301)                                     (17,000)        23,000                               6,000
Series D preferred
  stock issued                                2,394,288         2,000  8,268,000                                         8,270,000
Compensation expense                                                     371,000                                           371,000
Initial public offering
  of shares              1,500,000   1,000                            12,730,000                                        12,731,000
Conversion of
  preferred shares       2,777,885   3,000    (5,555,770)      (6,000)     3,000
Exercise of
  stock options            381,044                                       245,000      (33,000)                             212,000
Repayment of
  stockholder note                                                                    150,000                              150,000
Unrealized loss on
   available-for-sale
   securities                                                                                                $(102,000)   (102,000)
Net loss from 5/11/87
   (inception)
  through 12/31/94                                                                             ($17,222,000)           (17,222,000)
                         =========  ======  ==========       ======  ============  ==========  ============  =========  ==========
Balance at 12/31/94      5,955,170   6,000                            29,991,000      (33,000)  (17,222,000)  102,000   12,640,000
Exercise of
  stock options             70,895                                        61,000       33,000                               94,000
Compensation expense                                                      70,000                                            70,000
Unrealized gain on
  available-for-sale
  securities                                                                                                 102,000     102,000
Net loss                                                                                        (2,819,000)             (2,819,000)
                         =========  ======                           ===========   ===========  =========  ==========   ==========
Balance at 12/31/95      6,026,065   6,000                            30,122,000                (20,041,000)            10,087,000
Exercise of
  stock options             48,248                                        74,000                                            74,000
Cashless exercise
  of warrants                1,347
Secondary offering       1,500,000   2,000                             4,582,000                                         4,584,000
Compensation expense                                                      16,000                                            16,000
Net loss                                                                                        (3,471,000)             (3,471,000)
                         ---------  ------    ---------     --------- ------------ --------     -----------  ---------  ----------
Balance at 12/31/96      7,575,660   8,000           --            --  34,794,000        --     (23,512,000)            11,290,000
Exercise of
  stock options            123,921                                        417,000                                          417,000
Net loss                                                                                         (3,541,000)            (3,541,000)
                         =========  ======    =========     ========= ===========  =========    ===========  =========  ==========
Balance at 12/31/97      7,699,581  $8,000           --     $      -- $35,211,000  $    --     ($27,053,000) $      --  $8,166,000
                         =========  ======    =========     ========= ===========  =========    ===========  =========  ==========


                              See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                    (NOTE 11)


                                                                                                              MAY 11, 1987
                                                                              FOR THE YEAR ENDED              (INCEPTION) TO
                                                                                  DECEMBER 31,                 DECEMBER 31,
                                                                      1995           1996           1997            1997
                                                                  ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (2,819,000)  $ (3,471,000)  $ (3,541,000)  $(27,053,000)
Adjustments to reconcile net loss to net cash used for
   operating activities:
      Depreciation and amortization                                  1,145,000      1,101,000        995,000      7,831,000
      Compensation expense associated with stock options granted        70,000         16,000              0        457,000
      Loss on disposal of property and equipment                             0              0              0         89,000
      Common stock issued for services                                       0              0              0         42,000
      Changes in assets and liabilities:
         Accounts receivable                                          (156,000)      (286,000)       551,000     (1,048,000)
         Note receivable from related party                                  0              0        150,000              0
         Inventory                                                      66,000       (274,000)      (175,000)      (677,000)
         Prepaid expenses and other current assets                    (139,000)        65,000         37,000       (146,000)
         Patents and licenses                                         (441,000)      (156,000)      (171,000)    (1,768,000)
         Other assets                                                        0          1,000        (35,000)      (169,000)
          Accounts payable and accrued expenses                       (184,000)       515,000        596,000      1,788,000
          Billings in excess of cost and earnings on
          uncompleted contracts                                        200,000        106,000       (306,000)             0
                                                                  ------------   ------------   ------------   ------------

       Net cash used in operating activities                        (2,258,000)    (2,383,000)    (1,899,000)   (20,654,000)
                                                                  ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments                                     2,766,000     (1,458,000)     2,173,000     (2,099,000)
Purchases of property and equipment                                   (426,000)      (289,000)    (1,429,000)    (6,740,000)
Proceeds from sale of property and equipment                                 0              0              0        922,000
                                                                  ------------   ------------   ------------   ------------
    Net cash provided by (used in) by investing activities           2,340,000     (1,747,000)       744,000     (7,917,000)
                                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                               134,000         57,000              0      1,916,000
Principal payments on long-term obligations                           (332,000)      (416,000)      (423,000)    (4,679,000)
Proceeds from sale of preferred and common stock                        94,000      4,658,000        417,000     32,772,000
                                                                  ------------   ------------   ------------   ------------
   Net cash (used in) provided by financing activities                (104,000)     4,299,000         (6,000)    30,009,000
                                                                  ------------   ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents                   (22,000)       169,000     (1,161,000)     1,438,000
Cash and cash equivalents at beginning of period                     2,452,000      2,430,000      2,599,000
                                                                  ------------   ------------   ------------   ------------
                                                                                                                          0
                                                                                                               ------------
Cash and cash equivalents at end of period                        $  2,430,000   $  2,599,000   $  1,438,000   $  1,438,000
                                                                  ============   ============   ============   ============




               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY
    Superconductor Technologies Inc. (the "Company") was incorporated in Delaware on May 11, 1987 and maintains its facilities at a single location in Santa Barbara, California. Since formation, the Company has been principally engaged in research and development activities relating to advanced electronic products that incorporate high temperature superconducting ("HTS") materials. The Company has recently shifted its focus to the commercialization and manufacture of its HTS products, while continuing to pursue product development activities. The Company has targeted its products toward commercial applications in the worldwide wireless communications and government markets. In addition, the Company is involved as either contractor or subcontractor on a number of contracts with the United States Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. For the years ended December 31, 1995, 1996 and 1997, government related contracts accounted for 96%, 96% and 97%, respectively, of the Company's revenues.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

    Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

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

Property and Equipment

    Property and equipment are recorded at cost. Property and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

Patents and Licenses
    Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives or seventeen years, whichever is shorter. The recoverability of carrying values of patents and licenses is evaluated on a recurring basis.

Income Taxes
    The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Net Loss Per Share
    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Diluted net loss per share is computed by dividing income available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. Exercise of options and warrants or other potential common stock is not assumed as the result would have been antidilutive considering the Company's reported net loss from operations for all periods presented.

Stock-based Compensation
    The Company measures and records compensation expense relating to stock options as the difference, if any, between the market value of shares on the date of option grant and the exercise price of the option. Such expense is accrued ratably over the period to be benefited.

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

NOTE 3--SHORT-TERM INVESTMENTS
    In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies investments in short-term debt securities as "available-for-sale" and reports them at fair value on the balance sheet with unrealized gains and losses charged or credited to a separate component of stockholders' equity. Available-for-sale securities are those securities that may be sold prior to maturity in response to liquidity or other factors. At December 31, 1996 and 1997, the aggregate fair market value of the debt securities was $5,840,000 and $2,690,000, respectively, which approximates the aggregate cost.

NOTE 4--PATENTS AND LICENSES
    The Company has focused its development efforts on thallium barium calcium copper oxide ("TBCCO") materials and, to a lesser extent, on yttrium barium copper oxide ("YBCO") materials. Several U.S. patents have been issued to the University of Arkansas covering TBCCO, and the Company has an exclusive worldwide license (including the right to sublicense) under these patents, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 400,000 shares of Series D preferred stock valued at $1,382,000 (such Series D shares were subsequently converted into 200,000 shares of common stock). Commencing April 1995, the Company has been obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum beginning after April 1997, and royalties of 35% of sublicense revenues received by the Company.

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



Equipment financing and capital lease obligations comprise the following:

                                                              DECEMBER 31,
                                                        --------    --------
                                                          1996        1997
                                                        --------    --------
    Note payable to bank                                $467,000    $ 64,000
    Capitalized lease obligations (Note 9)                33,000      13,000
                                                        --------    --------
       Total                                             500,000      77,000
    Current portion                                      423,000      64,000
                                                        --------    --------
    Noncurrent portion                                  $ 77,000    $ 13,000
                                                        ========    ========

NOTE 6--INCOME TAXES

   As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $18,277,000 and California net operating loss carryforwards of approximately $5,914,000. The federal carryforwards will expire during the years 1999 through 2012 and the California carryforwards will expire during the years 1998 through 2002. As a result of research and development activities to date, the Company has accumulated research and development credit carryforwards of $640,000 and $257,000 for federal and California purposes, respectively. These federal credit carryforwards will expire during the years 2002 through 2012, while the California credit has no expiration date. As of June 30, 1995, the provisions of the federal research and development credit expired. It was reinstated on January 1, 1996. Accordingly, no federal research and development credits may be claimed for expenses incurred for the period June 30, 1995 through December 31, 1995.

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


Stock Options

   The Company has three stock option plans, the 1988 Stock Option Plan, the 1992 Stock Option Plan and the 1992 Directors' Stock Option Plan, a nonstatutory stock option plan (collectively, the "Stock Option Plans"). Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company under the Stock Option Plans at prices no less than 100% of the market value on the date of grant. The stock options become exercisable in four equal installments beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than 50% of the market value on the date of grant, and expire not more than five years from the date of grant. At December 31, 1997, options for 599,292 shares of Common Stock were exercisable.

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees. If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                1995              1996             1997
                            -------------    -------------    -------------
    Net loss:

       As reported          $(2,819,000)     $(3,471,000)     $(3,541,000)

       Pro forma            $(2,968,000)     $(4,300,000)     $(4,268,000)

    Loss per share:

       As reported          $     (0.47)     $     (0.57)     $     (0.46)

       Pro forma            $     (0.49)     $     (0.70)     $     (0.56)



    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1995, 1996 and 1997, respectively: dividend yields of zero percent each year; expected volatilities of 59, 52 and 51 percent; risk-free interest rates of 5.83, 6.16 and 6.12 percent; and expected life of 2.84, 3.38 and 3.50 years. The weighted average fair value of options granted for which the exercise price equals the market price on the grant date was $2.00, $2.97 and $1.47, respectively.

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

   At December 31, 1997, 382,737 shares of Common Stock were available for future grants and 1,453,672 options had been granted but not yet exercised. Option activity during the three years ended December 31, 1997 was as follows:


                                                 NUMBER OF          WEIGHTED AVERAGE
                                                  SHARES              EXERCISE PRICE
                                                  ------              --------------
    Outstanding at December 31, 1994             1,016,179             $    5.786

    Granted                                        865,018                  5.254
    Canceled                                      (742,854)                 6.828
    Exercised                                      (70,895)                 0.824
                                                ----------
    Outstanding at December 31, 1995             1,067,448                  4.959

    Granted                                        565,034                  6.958
    Canceled                                       (84,933)                 6.278
    Exercised                                      (48,248)                 1.609
                                                ----------

    Outstanding at December 31, 1996             1,499,301                  5.746

    Granted                                        845,302                  3.524
    Canceled                                      (882,494)                 6.048
    Exercised                                       (8,437)                 0.800
                                                ----------

    Outstanding at December 31, 1997             1,453,672                  4.333
                                                ==========

The following table summarizes information concerning currently outstanding and exercisable stock options:

                           Number of        Weighted Average     Weighted Average        Number              Weighted Average
    Range of             Outstanding           Remaining             Exercise          Exercisable               Exercise
Exercise Prices            Options          Contractual Life          Price              12/31/97                  Price
---------------            -------          ----------------          -----              --------                  -----
$0.70-$3.125               306,826               7.29               $    2.712            172,744               $    2.639
$3.25-$3.75                418,550               9.34               $    3.651             49,167               $    3.725
$3.875-$4.75               123,300               9.16               $    4.072             10,344               $    4.204
$4.875-$4.875              311,875               7.85               $    4.875            229,152               $    4.875
$5.00-$7.625               293,121               8.23               $    6.536            137,885               $    6.555
                           =======               ====               ==========            =======               ==========

$0.70-$7.625             1,453,672               8.35               $    4.333            599,292               $    4.511

   Based upon certain factors, the Company subsequently determined that options granted during the period June 1991 through October 1992 were issued at exercise prices which were less than fair market value. As such, the difference between the fair market value of these options and their exercise price was charged against results of operations as compensation expense over the options' vesting period. Related compensation expense recorded was $92,000, $70,000 and $16,000 for the years ended December 31, 1994, 1995 and
1996, respectively. Deferred compensation was fully amortized at December 31, 1996.
   In October 1997, the Board of Directors approved a Stock Option Repricing Program for all directors. The Repricing Program was offered on an optional basis to reprice the outstanding options held by the directors to $3.125, the closing price of the Company's Common Stock as quoted on the Nasdaq National Market on October 29, 1997. If the director elected to reprice the options, the vesting schedule for the options was unchanged, however, the number of options were reduced by one-third. Five directors with a total of 24 grants equal to 378,434 shares were eligible for repricing. The directors had until December 5, 1997 to exercise the repricing option. Three directors submitted 13 grants totaling 232,500 shares for repricing. The original grants were canceled and new options were issued totaling 155,002 shares. There was no recognizable compensation expense as a result of the Repricing Program.

Warrants

    In May 1991, the Company entered into an equipment financing agreement with certain lessors and entered into a new agreement with a bank. In connection with these agreements, Series D warrants were granted to purchase 28,571 shares of preferred stock at a price of $3.50 per share. These warrants were partially exercised in 1996 and the remaining portion expired in 1996. In December 1992, certain investors committed to make a line of credit available to the Company. For this commitment, warrants were issued to purchase 44,447 shares of common stock at a price of $9.00 per share. The Company never drew upon the line of credit. The warrants expired in 1997.

    In March 1993, in conjunction with the Company's initial public offering, the Company issued to the underwriter a warrant to purchase up to 120,750 shares of Common Stock at an exercise price equal to 120% of the offering price. The Underwriter's Warrant is exercisable for a four year period beginning March 9, 1994. Also in connection with the Company's initial public offering all series of preferred stock warrants were automatically converted into common stock warrants at a rate of two shares to one. In November 1996, in conjunction with the Company's secondary offering, the Company issued to the underwriter a warrant to purchase up to 150,000 shares of common stock at an exercise price equal to 120% of the offering price. The Underwriter's Warrant is exercisable for a four year period beginning November 22, 1997.



The following table summarizes warrant activity through December 31, 1997:

                                                                  COMMON STOCK
                                                                  ------------
    Outstanding at December 31,1994 and 1995                        179,482

    Granted                                                         150,000
    Exercised                                                       (11,175)
    Expired                                                          (3,110)
                                                                   --------

    Outstanding at December 31, 1996                                315,197

    Expired                                                         (44,447)
                                                                   ========

    Outstanding at December 31, 1997                                270,750
                                                                   ========

NOTE 8--EMPLOYEE SAVINGS PLAN
    In December 1989, the Board of Directors approved a 401(k) savings plan (the "401(k) Plan") for the employees of the Company which became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan, however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the Plan.

NOTE 9--LEASES
    The Company leases its facilities under operating leases which contain escalation clauses for increases in annual rent based upon increases in the Los Angeles area consumer price index. Lease expirations range from December 1997 to December 1999. In addition, the Company leases certain property and equipment under capital lease arrangements. Future minimum payments under lease commitments are as follows:

            YEAR ENDING                                     OPERATING
            DECEMBER 31,                                     LEASES
            ------------                                     ------
            1998                                            $284,000
            1999                                             295,000
            Thereafter                                             0
                                                            --------

            Total minimum obligations                       $579,000
                                                            ========

For the years ended December 31, 1995, 1996 and 1997, rent expense was $252,000, $266,000, and $318,000, respectively.

Note 10--Subsequent Events

    On March 26, 1998, the Company completed a private placement of 500,000 shares of Series A 6% Cumulative Convertible Preferred Stock ("Preferred Shares") to certain investors at $6.00 per share. The proceeds of the offering, net of offering expenses, totaled $3 million. Each Preferred Share is convertible into Common Stock at $3 per share and carries a cumulative dividend of 6% per annum. The Preferred Shares also have voting rights and liquidation preferences. The Preferred Shares are not redeemable prior to March 26, 2001. Thereafter, the Company may redeem the Preferred Shares at 110% of the carrying amount plus accrued dividends. Subsequent to March 26, 2005, the holders of the Preferred Shares have the option to redeem the Preferred Shares at their carrying amount plus accrued dividends. The Company has an option, exercisable through March 26, 1999, to sell up to an additional $2 million of Preferred Shares under the same terms provided the Company meets a certain milestone.

    On March 25, 1998 the Company accepted and signed a proposal to enter into a master lease agreement for up to $3 million in lease financing at an annual rate indexed to the yield of U.S. Treasury notes of similar maturity. The Company can draw upon the master lease agreement as it acquires capital assets during the year. The lease term is sixty months for each drawdown. As of March 26, 1998, no amounts were outstanding under the lease line.

    Upon execution of the master lease agreement, the Company believes that the financing will be adequate to meet its operational needs over the next 12 months. However, in the event that the master lease agreement is not successfully executed, the Company will be required to seek alternative financing. Depending upon the timing of market acceptance of the Company's products and the manufacturing ramp-up to support the market acceptance, additional working capital financing may be required to fully implement the Company's business plan.



NOTE 11--DETAILS OF CERTAIN FINANCIAL COMPONENTS AND SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES



Balance sheet data:

                                                                            DECEMBER 31,
                                                                 -----------------------------------
                                                                     1996                    1997
                                                                 -----------             -----------
     Accounts receivable:
                                                                                         -----------
      Billed accounts receivable                                 $ 1,486,000             $   621,000
      Unbilled accounts receivable                                   113,000                 427,000
                                                                 -----------             -----------
                                                                 $ 1,599,000             $ 1,048,000
                                                                 ===========             ===========

      Inventories:
                                                                                         -----------
       Raw materials                                             $   200,000             $   336,000
       Work-in-process                                               281,000                 302,000
       Finished goods                                                 21,000                  39,000
                                                                 -----------             -----------
                                                                 $   502,000             $   677,000
                                                                 ===========             ===========

     Property and equipment:
                                                                                         -----------
       Equipment                                                 $ 6,119,000             $ 7,319,000
       Leasehold improvements                                      1,362,000               1,591,000
       Furniture and fixtures                                         80,000                  80,000
                                                                 -----------             -----------
                                                                   7,561,000               8,990,000

     Less:  accumulated depreciation and amortization             (5,762,000)             (6,534,000)
                                                                 -----------             -----------
                                                                 $ 1,799,000             $ 2,456,000
                                                                 ===========             ===========

Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

   At December 31, 1996 and 1997, property and equipment includes $36,000 and $7,000 of assets financed under capital lease arrangements, net of $47,000 and $66,000 of accumulated amortization, respectively. Depreciation expense amounted to $933,000, $863,000 and $772,000 for the years ended December 31, 1995, 1996 and 1997, respectively.



Supplemental Cash Flow data:

   The Company paid $100,000, $71,000 and $30,000 in interest expense during the years ended December 31, 1995, 1996 and 1997, respectively.



NOTE 12--COMMITMENTS AND CONTINGENCIES

   In the normal course of business, the Company, from time to time, is a defendant on certain litigation, claims and inquiries. In addition, the Company makes various commitments and can incur contingent liabilities. While it is not feasible to predict the outcomes of these matters, the Company is not presently aware of nor expects that any sum it may be required to pay in connection with these matters would have a material effect on its financial position or results of operation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 1998.


                                      SUPERCONDUCTOR TECHNOLOGIES INC.



                                      By:/s/ M. Peter Thomas
                                         -------------------------------------
                                         M. Peter Thomas
                                         President and Chief Executive Officer




                               POWER OF ATTORNEY


   KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Peter Thomas and James G. Evans, Jr. and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.



   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              SIGNATURE                                      TITLE                                   DATE
              ---------                                      -----                                   ----
 /s/ M. Peter Thomas                 President, Chief Executive Officer and Director          March 30, 1998
--------------------------------     (Principal Executive Officer)
 M. Peter Thomas

 /s/ James G. Evans, Jr.             Vice President, Chief Financial Officer and              March 30, 1998
--------------------------------     Secretary (Principal Financial and Accounting
 James G. Evans, Jr.                 Officer)

 /s/ Glenn E. Penisten               Chairman of the Board                                    March 30, 1998
--------------------------------
 Glenn E. Penisten

 /s/ E. Ray Cotten                   Vice Chairman of the Board                               March 30, 1998
--------------------------------
 E. Ray Cotten

 /s/ Robert P. Caren                 Director                                                 March 30, 1998
--------------------------------
 Robert P. Caren

 /s/ Dennis Horowitz                 Director                                                 March 30, 1998
--------------------------------
 Dennis Horowitz

 /s/ John D. Lockton                 Director                                                 March 30, 1998
--------------------------------
 John D. Lockton

 /s/ J. Robert Schrieffer            Director                                                 March 30, 1998
--------------------------------
 J. Robert Schrieffer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------         -------------------------------------------------------------------------------------------------------------------
3.1(2)         Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3).
3.2(1)         Bylaws of the Registrant (Exhibit 3.4).
10.1(1)*       Technology Agreement between the Registrant and Lockheed Corporation dated January 8, 1988.
10.2(1)        Technical Information Exchange Agreement between the Registrant and Philips dated September 1989.
10.3(1)        Standard Industrial Lease between the Registrant and UML Real Estate Partnership dated January 1, 1990; Sublease between Registrant and Consolidated Packaging Machinery Company dba Industrial Automation Corporation dated October
               25, 1989.
10.4(1)        Form of Consulting Agreement.
10.5(1)        Form of Employee Proprietary Information Agreement.
10.6(1)        Offer of Employment Letter to William D. Baker dated December 21, 1991.
10.7(1)        Offer of Employment Letter to Gregory L. Hey-Shipton dated May 7, 1991, as amended.
10.9(1)        1992 Director Option Plan.
10.10(1)       Form of Indemnification Agreement.
10.11(1)       License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended.
10.15(1)       Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 17, 1991, as amended.
10.17(1)       1992 Stock Option Plan.
10.19(1)       Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991.
10.20(1)*      Joint Venture Company (JVC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992.
10.21(1)       Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of
               Naval Research dated September 4, 1991.
10.22(1)       Offer of Employment Letter to Daniel Hu dated November 23, 1992.
10.25(2)*      License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992.
10.26(1)       Note and Warrant Purchase Agreement dated December 28, 1992.
10.27(2)       Form of Representative's Warrant Agreement.
10.28(3)*      Superconductor Technologies Inc. Purchase Agreement.
10.29(4)       Loan and Security Agreement between Registrant and Silicon Valley Bank dated August 26, 1994.
10.30(4)       Form of Distribution Agreement.
10.31(4)       Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement.
10.32(5)       Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 27, 1995.
10.33(6)*      Joint Venture Agreement between Registrant and Alantac Technologies (S) Pte Ltd., dated May 20, 1996.
10.34(7)       Employment Offer Letter to M. Peter Thomas dated April 3,1997.
10.35          Employment Agreement with E. Ray Cotten dated July 1, 1997.
24.1           Power of Attorney (see page 39).


(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).

(2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1995.

(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-10569).

(7) Incorporated by reference from the Registrant's Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-Q.

* Confidential treatment has been previously granted for certain portions of these exhibits.