Form 10-Q
period 1998-03-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1998-05-11
CIK 895665

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from__________to___________

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

                                  Yes [X]  No [ ]


As of May 7, 1998 there were 7,707,081 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                      THREE MONTHS ENDED
                                             MARCH 28, 1998       MARCH 29, 1997
                                             --------------     --------------
Net revenues:
     Government contract revenues             $ 1,691,000       $ 2,105,000
     Commercial product revenues                  213,000            13,000
                                              -----------       -----------

          Total net revenues                    1,904,000         2,118,000
                                              -----------       -----------

Costs and expenses:
     Cost of commercial revenues                1,033,000                 0
     Contract research and development          1,323,000         1,484,000
     Other research and development               153,000           352,000
     Selling, general and administrative        1,247,000           822,000
                                              -----------       -----------

          Total costs and expenses              3,756,000         2,658,000
                                              -----------       -----------

          Loss from operations                 (1,852,000)         (540,000)

Interest income(expense), net                      16,000            74,000
                                              -----------       -----------

          Net loss                            ($1,836,000)        ($466,000)
                                              ===========       ===========

Basic and diluted loss per share                   ($0.24)           ($0.06)

Weighted average number of
shares outstanding                              7,720,793         7,676,058
                                              ===========       ===========


                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                         ASSETS                                MARCH 28,         DECEMBER 31,
                                                                 1998                1997
                                                             -------------      -------------
Current assets:
     Cash and cash equivalents                               $  3,729,000       $  1,438,000
     Short-term investments                                       197,000          2,099,000
     Accounts receivable                                        1,650,000          1,048,000
     Inventory                                                    993,000            677,000
     Prepaid expenses and other current assets                     70,000            146,000
                                                             ------------       ------------

          Total current assets                                  6,639,000          5,408,000

Property and equipment, net of accumulated depreciation
  of $6,451,000 and $6,534,000, respectively                    2,656,000          2,456,000
Patents and licenses, net of accumulated amortization
  of  $1,114,000 and $1,057,000, respectively                   2,111,000          2,152,000
Other assets, net of accumulated
 amortization of $86,000 and $86,000, respectively                145,000             71,000
                                                             ------------       ------------

          Total assets                                       $ 11,551,000       $ 10,087,000
                                                             ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $  1,630,000       $  1,407,000
     Accrued compensation                                         364,000            437,000
     Current portion of long-term debt                             64,000             64,000
                                                             ------------       ------------
          Total current liabilities                             2,058,000          1,908,000
Long-term debt                                                    156,000             13,000
                                                             ------------       ------------

          Total liabilities                                     2,214,000          1,921,000
                                                             ------------       ------------

Redeemable Preferred Series A, 2,000,000 shares
authorized, 500,000 shares issued and outstanding               3,000,000                  0
                                                             ------------       ------------
Commitments and contingencies
Stockholders' equity:
 Common Stock, $.001 par value, 15,000,000 shares
   authorized, 7,707,081 and 7,699,581 shares issued
   and outstanding                                                  8,000              8,000

 Capital in excess of par value                                35,218,000         35,211,000
 Deficit accumulated during development stage                 (28,889,000)       (27,053,000)
                                                             ------------       ------------

          Total stockholders' equity                            6,337,000          8,166,000
                                                             ------------       ------------

          Total liabilities and stockholders' equity         $ 11,551,000       $ 10,087,000
                                                             ============       ============


                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                MARCH 28,        MARCH 29,
                                                                  1998             1997
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      ($1,836,000)      ($  466,000)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Depreciation and amortization                                  290,000           235,000
   Changes in assets and liabilities:
      Accounts receivable                                        (601,000)         (331,000)
      Inventory                                                  (316,000)           (5,000)
      Prepaid expenses and other current assets                    76,000            27,000
      Patents and licenses                                        (17,000)          (47,000)
      Other assets                                                (74,000)                0
      Accounts payable and accrued expenses                       150,000           153,000
      Billings in excess of cost and earnings on
         uncompleted contracts                                          0          (129,000)
                                                              -----------       -----------
         Net cash used for operating activities                (2,328,000)         (563,000)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments                                1,902,000           298,000
Purchases of property and equipment                              (434,000)         (313,000)
                                                              -----------       -----------
    Net cash provided by (used for) investing activitieS        1,468,000           (15,000)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                          159,000                 0
Principal payments on long-term obligations                       (16,000)         (105,000)
Proceeds from sale of preferred and common stock                3,007,000           356,000
                                                              -----------       -----------
   Net cash provided by financing activities                    3,150,000           251,000
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents            2,290,000          (327,000)
Cash and cash equivalents at beginning of period                1,438,000         2,599,000
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $ 3,728,000       $ 2,272,000
                                                              ===========       ===========

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

A. GENERAL

The unaudited financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 28, 1998 are not necessarily indicative of results for the entire fiscal year ending December 31, 1998.

The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.


B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                                               MARCH 28, 1998       DECEMBER 31, 1997
                                               --------------       -----------------
Raw Materials                                     $564,000              $336,000
Work-in-Progress                                   393,000               302,000
Finished Goods                                      36,000                39,000
                                                  --------              --------
Total Inventory                                   $993,000              $677,000
                                                  ========              ========


C. PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Diluted net loss per share is computed by dividing income available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. Potential Common Stock issuable upon exercise of options and warrants to purchase shares of the Company's Common Stock (and conversion of the outstanding Preferred Stock to Common Stock) is not included as the result would have been antidilutive considering the Company's reported net loss from operations for all periods presented.

D. PRIVATE PLACEMENT

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

E. LEASE AGREEMENT

The Company is in continuing negotiations to establish a master lease agreement as well as continuing to explore alternative financing arrangements to provide approximately $3 million of capital asset financing. Upon execution of a master lease or other financing agreement, the Company believes that the financing will be adequate to meet its operational needs over the next 12 months. However, in the event that a master lease or other financing agreement is not successfully executed, the Company will be required to seek alternative financing. Depending upon the timing of market acceptance of the Company's products and the manufacturing ramp-up necessary to support the market acceptance, additional working capital financing may be required to fully implement the Company's business plan.

F. NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and 131 became effective for the Company in 1998. The adoption of SFAS 130 and 131 is not expected to have a material effect on the Company's financial statements disclosures.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are in "Results of Operations for the three-month periods ended March 28, 1998 and March 29, 1997" and "Liquidity and Capital Resources". These statements represent the Company's expectations or beliefs concerning future events and includes statements, among others, regarding commercial revenues and the Company's financial resources. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Business Operations" for a discussion of factors that could affect future performance.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 28, 1998 AND MARCH 29, 1997

Total net revenues decreased by $214,000, or 10%, to $1,904,000 in the first quarter of 1998 from $2,118,000 in the first quarter of 1997. This change is due to a decrease in government contract revenue offset in part by an increase in commercial revenue. Government contract revenue decreased by $414,000, or 20%, from $2,105,000 in the first quarter of 1997 to $1,691,000 in the first quarter of 1998. This decrease is attributable to the completion of certain government programs and the transition period associated with entering into new government contracts.

Commercial revenue increased $200,000 from $13,000 in the first quarter of 1997 to $213,000 in the first quarter of 1998. This increase is due to the increased shipments of the Company's commercial products.

As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenues will increase. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results.

The cost of commercial revenues was $1,033,000 for the first quarter of 1998. This represents an increase over 1997 in cost of commercial revenues and related start-up costs to support the increase in commercial sales and manufacturing capacity.

Contract research and development expenses decreased by $161,000 or 11%, from $1,484,000 in the first quarter of 1997 to $1,323,000 in the first quarter of 1998. This decrease is attributable to the decrease in contract revenue which is directly related to contract expenses.

Other research and development expenses decreased by $199,000 or 57%, from $352,000 in the first quarter of 1997 to $153,000 in the first quarter of 1998. The Company's continued focus on commercial production and ramp-up of manufacturing capacity has directly contributed to the decline in other research and development expenses.

Selling, general and administrative expenses increased by $425,000 or 52%, from $822,000 in the first quarter of 1997 to $1,247,000 in the first quarter of 1998. This increase is due to increased labor-related expenses, attributable to the expansion of the Company's sales force, as well as increased efforts in the Company's marketing program, both of which were projected by the Company as part of its business plan to expand sales and marketing activities.

Interest income decreased by $67,000 or 79%, from $85,000 in the first quarter of 1997 to $18,000 in the first quarter of 1998. The decrease in interest income is primarily due to withdrawal of interest-earning investment balances utilized by the Company to fund and expand operations.

Interest expense decreased by $9,000 or 82%, from $11,000 in the first quarter of 1997 to $2,000 in the first quarter of 1998. This decrease is attributable to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments increased by $389,000 or 10%, from $3,537,000 on December 31, 1997 to $3,926,000 on March 28, 1998. The
increase is the result of a private placement of $3 million offset by operating losses of $1.8 million and purchases of new equipment in the amount of $434,000 for expansion of manufacturing operations.

The Company's principal resource commitments at March 28, 1998 consist of accounts payable and accrued employee compensation of $1,630,000 and $364,000, respectively, and approximately $220,000 of equipment financing commitments.

The Company is in continuing negotiations to establish a master lease agreement as well as continuing to explore alternative financing arrangements to provide approximately $3 million of capital asset financing. Upon execution of a master lease or other financing agreement, the Company believes that the financing will be adequate to meet its operational needs over the next 12 months. However, in the event that a master lease or other financing agreement is not successfully executed, the Company will be required to seek alternative financing. There can be no assurance that such alternative financing would be available on terms acceptable to the Company, if at all. Depending upon the timing of market acceptance of the Company's products and the manufacturing ramp-up necessary to support the market acceptance, additional working capital financing may be required to fully implement the Company's business plan. Under such circumstances, the Company's inability to fully implement its business plan, including the procurement of additional financing, would have a material adverse effect on the Company's business, operating results and financial condition.

IMPACT OF YEAR 2000

The Company currently uses a limited number of software products that are not Year 2000 compliant. However, the Company currently plans to acquire manufacturing software in order to support its expansion efforts. The new software will be Year 2000 compliant and is expected to replace substantially all non-Year 2000 compliant software. Accordingly, the Company does not expect the amounts required to be expensed to become Year 2000 compliant to have a material effect on its financial position or results of operations.

FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

EARLY STAGE OF THE COMMERCIAL SUPERCONDUCTOR PRODUCTS MARKET: MARKET ACCEPTANCE AND RELIABILITY
The commercial superconductor products market has experienced limited product commercialization to date. Moreover, since inception, the Company has been principally engaged in research and development activities and has only limited experience in the commercialization of its products. The Company's ability to grow will depend on its ability to successfully transition its expertise in HTS filter and cryogenics technologies and applications to commercial markets, including the wireless communications market. There can be no assurance that the Company will be able to produce its products in volume or that any of the Company's products will achieve market acceptance. The failure to produce products in volume or achieve market acceptance would have a material adverse effect on the Company's business, results of operations and cash flows.

DEPENDENCE ON SALES TO SERVICE PROVIDERS AND OEMS
To gain market acceptance, the Company must demonstrate that its products will provide advantages to service providers who utilize base station systems and OEMs that manufacture base station systems. These advantages include a decrease in system size, an increase in range extension and a reduction in interference. There can be no assurance that upon acceptance, the Company's products will be able to achieve any of these advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that service providers and OEMs will elect to incorporate the Company's products into their systems or, if they do, that related system and manufacturing requirements can or will be met.

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


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended March 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SUPERCONDUCTOR TECHNOLOGIES INC.
                                    (Registrant)






Dated:  May 7, 1998                  /s/ James G. Evans, Jr.
                                     -------------------------
                                    James G. Evans, Jr.
                                    Vice President, Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
------                   -----------
27.1              Financial Data Schedule