Form 10-Q
period 1998-06-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1998-08-10
CIK 895665

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

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

                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of August 7, 1998 there were 7,707,081 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                     JUNE 27, 1998  JUNE 28, 1997     JUNE 27, 1998  JUNE 28, 1997
                                      -----------    -----------       -----------    -----------
Net revenues:
  Government contract revenues        $ 1,985,000    $ 2,340,000       $ 3,676,000    $ 4,445,000
  Commercial product revenues             255,000         14,000           468,000         27,000
                                      -----------    -----------       -----------    -----------

       Total net revenues               2,240,000      2,354,000         4,144,000      4,472,000
                                      -----------    -----------       -----------    -----------

Costs and expenses:
  Cost of commercial revenues           1,486,000              0         2,519,000              0
  Contract research and development     1,077,000      1,504,000         2,400,000      2,974,000
  Other research and development          495,000        425,000           648,000        777,000
  Selling, general and administrative   1,393,000        971,000         2,640,000      1,807,000
                                      -----------    -----------       -----------    -----------

       Total costs and expenses         4,451,000      2,900,000         8,207,000      5,558,000
                                      -----------    -----------       -----------    -----------

       Loss from operations            (2,211,000)      (546,000)       (4,063,000)    (1,086,000)

Interest income(expense), net              28,000         51,000            44,000        125,000
                                      -----------    -----------       -----------    -----------

       Net loss                       ($2,183,000)   ($  495,000)      ($4,019,000)     ($961,000)
                                      ===========    ===========       ===========    ===========

Basic and diluted loss per share           ($0.28)        ($0.06)           ($0.52)        ($0.13)

Weighted average number of
shares outstanding                      7,723,335      7,715,699         7,721,787      7,672,183
                                      ===========    ===========       ===========    ===========

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                                             (Unaudited)
                                ASSETS                                         JUNE 27,         DECEMBER 31,
                                                                                 1998               1997
                                                                             ------------       ------------
Current assets:
     Cash and cash equivalents                                               $  1,538,000       $  1,438,000
     Short-term investments                                                             0          2,099,000
     Accounts receivable                                                        1,594,000          1,048,000
     Inventory                                                                  1,245,000            677,000
     Prepaid expenses and other current assets                                    112,000            146,000
                                                                             ------------       ------------
          Total current assets                                                  4,489,000          5,408,000

Property and equipment, net of accumulated depreciation
  of $6,772,000 and $6,534,000, respectively                                    3,548,000          2,456,000
Patents and licenses, net of accumulated amortization
  of  $1,171,000 and $1,057,000, respectively                                   2,097,000          2,152,000
Other assets, net of accumulated
 amortization of $86,000 and $86,000, respectively                                160,000             71,000
                                                                             ------------       ------------

          Total assets                                                         10,294,000       $ 10,087,000
                                                                             ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           2,249,000       $  1,407,000
     Accrued compensation                                                         718,000            437,000
     Current portion of long-term debt                                             64,000             64,000
                                                                             ------------       ------------
          Total current liabilities                                             3,030,000          1,908,000
Long-term debt                                                                    134,000             13,000
                                                                             ------------       ------------

          Total liabilities                                                     3,164,000          1,921,000
                                                                             ------------       ------------

Redeemable Preferred Series A, 2,000,000 shares authorized,
 500,000 shares issued and outstanding                                          3,045,000                  0
                                                                             ------------       ------------
Commitments and contingencies
Stockholders' equity:
     Common Stock, $.001 par value, 30,000,000 shares authorized,
        7,707,081 and 7,699,581 shares issued and outstanding                       8,000              8,000
     Capital in excess of par value                                            35,149,000         35,211,000
     Deficit accumulated during development stage                             (31,072,000)       (27,053,000)
                                                                             ------------       ------------

          Total stockholders' equity                                            4,085,000          8,166,000
                                                                             ------------       ------------

          Total liabilities and stockholders' equity                         $ 10,294,000       $ 10,087,000
                                                                             ============       ============

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                ASSETS                                         JUNE 27,           JUNE 28,
                                                                                 1998               1997
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     ($4,019,000)      ($  962,000)
Adjustments to reconcile net loss to net cash used
  for operating activities:
   Depreciation and amortization
                                                                                 614,000           479,000
   Changes in assets and liabilities:
      Accounts receivable                                                       (546,000)         (344,000)
      Inventory                                                                 (568,000)          (42,000)
      Prepaid expenses and other current assets                                   34,000            (8,000)
      Patents and licenses                                                       (58,000)          (96,000)
      Other assets                                                               (89,000)          145,000
      Accounts payable and accrued expenses                                    1,123,000          (289,000)
      Billings in excess of cost and earnings on
        uncompleted contracts                                                          0          (264,000)
                                                                             -----------       -----------
         Net cash used for operating activities                               (3,509,000)       (1,381,000)
                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments                                               2,099,000          (216,000)
Purchases of property and equipment                                           (1,593,000)         (537,000)
                                                                             -----------       -----------
    Net cash provided by (used in) investing activities                          506,000          (753,000)
                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                         159,000                 0
Principal payments on long-term obligations                                      (39,000)         (210,000)
Proceeds from sale of preferred and common stock, net                          2,983,000           416,000
                                                                             -----------       -----------
   Net cash provided by financing activities                                   3,103,000           206,000
                                                                             -----------       -----------

Net increase (decrease) in cash and cash equivalents                             100,000        (1,928,000)
Cash and cash equivalents at beginning of period                               1,438,000         2,599,000
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $ 1,538,000       $   671,000
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three months and six months ended June 27, 1998 are not necessarily indicative of results for the entire fiscal year ending December 31, 1998.

The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.


B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                                    JUNE 27, 1998      DECEMBER 31, 1997
                                    -------------      -----------------
Raw Materials                        $  580,000            $336,000
Work-in-Progress                        638,000             302,000
Finished Goods                           27,000              39,000
                                     ----------            --------
Total Inventory                      $1,245,000            $677,000
                                     ==========            ========


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

D. PRIVATE PLACEMENT

On March 26, 1998, the Company completed a private placement of 500,000 shares of Series A 6% Cumulative Convertible Preferred Stock ("Preferred Shares") to certain investors at $6.00 per share. The proceeds of the offering, net of offering expenses, totaled approximately $3 million. Each Preferred Share is convertible into two shares of Common Stock at $3 per share and carries a cumulative dividend of 6% per annum. The Preferred Shares also have voting rights and liquidation preferences. The Preferred Shares are not redeemable prior to March 26, 2001. Thereafter, the Company may redeem the Preferred Shares at 110% of the carrying amount plus accrued dividends. Subsequent to March 26, 2005, the holders of the Preferred Shares have the option to redeem the Preferred Shares at their carrying amount plus accrued dividends. The Company has an option, exercisable through March 26, 1999, to sell up to an additional $2 million of Preferred Shares under the same terms provided the Company meets a certain milestone.

E. FINANCING

The Company has firm commitments to receive $2.5 million of debt financing from two financial institutions. The first facility is to provide $1.0 million in equipment financing on a sale/leaseback arrangement over a six-month period. The other facility is to provide $1.5 million of a revolving line of credit, of which $.5 million can be converted into a term loan supported by equipment for a 36-month period. Both agreements are subject to documentation and final due diligence. In addition, the Company has an option to exercise an additional $2 million of Preferred Shares provided it meets a certain milestone (see "Private Placement"). The Company believes that the debt financing facilities and the option exercise for preferred shares will provide adequate financing to meet its operational needs over the next 12 months. However, in the event that the debt financing is not successfully executed or the preferred share option is not exercised, the Company will be required to seek alternative financing. There can be no assurance that such alternative financing would be available on terms acceptable to the Company, if at all. Depending upon the timing of market acceptance of the Company's products and the manufacturing ramp-up necessary to support the market acceptance, additional working capital financing may be required to fully implement the Company's business plan. Under such circumstances, the Company's inability to fully implement its business plan, including the procurement of additional financing, would have a material adverse effect on the Company's business, operating results and financial condition.


F. NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 becomes effective for the Company in 2000. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial statement disclosures.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are in "Results of Operations for the three-month and six-month periods ended June 27, 1998 and June 27, 1997" and "Liquidity and Capital Resources". These statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding commercial revenues and the Company's financial resources. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Business Operations" for a discussion of factors that could affect future performance.


RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 27, 1998 AND JUNE 28, 1997

Total net revenues decreased by $114,000, or 5%, from $2,354,000 in the second quarter of 1997 to $2,240,000 in the second quarter of 1998. Net revenues decreased by $328,000, or 7%, from $4,472,000 in the first six months of 1997 to $4,144,000 in the first six months of 1998. These changes are due to decreases in government contract revenues offset by increases in commercial revenues.

Government contract revenues decreased by $355,000, or 15%, from $2,340,000 in the second quarter of 1997 to $1,985,000 in the second quarter of 1998. Government contract revenues decreased by $769,000, or 17%, from $4,445,000 in the first six months of 1997 to $3,676,000 in the first six months of 1998. These decreases are attributable to the completion of certain government programs and the transition period associated with entering into new government contracts.

Commercial product revenues increased $241,000 from $14,000 in the second quarter of 1997 to $255,000 in the second quarter of 1998. Commercial product revenues increased $441,000 from $27,000 in the first six months of 1997 to $468,000 in the first six months of 1998. These increases are due to increased shipments of the Company's commercial products.

As the Company continues to focus on its commercial products, commercial product revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenues will increase. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results.

The cost of commercial revenues was $1,486,000 for the second quarter of 1998 and $2,519,000 in the first six months of 1998. This represents an increase over 1997 in cost of commercial revenues and related start-up costs to support the increase in commercial sales and manufacturing capacity.

Total research and development expenses decreased by $357,000, or 19%, from $1,929,000 in the second quarter of 1997 to $1,572,000 in the second quarter of 1998. Total research and development expenses decreased by $703,000, or 19%, from $3,751,000 in the first six months of 1997 to $3,048,000 in the first six months of 1998. The Company's continued focus on commercial production and ramp-up of manufacturing capacity has directly contributed to the decline in research and development expenses.

Contract research and development expenses decreased by $427,000, or 28%, from $1,504,000 in the second quarter of 1997 to $1,077,000 in the second quarter of 1998. Contract research and development expenses decreased by $574,000, or 19%, from $2,974,000 in the first six months of 1997 to $2,400,000 in the first six months of 1998. These decreases are attributable to the decreases in contract revenues, which are directly related to contract research and development expenses.

Other research and development expenses increased by $70,000, or 16%, from $425,000 in the second quarter of 1998 to $495,000 in the second quarter of 1998. This increase is due to efforts to improve the process development and manufacturability of the commercial products. Other research and development expenses decreased by $129,000, or 17%, from $777,000 in the first six months of 1997 to $648,000 in the first six months of 1998.

Selling, general and administrative expenses increased by $422,000, or 43%, from $971,000 in the second quarter of 1997 to $1,393,000 in the second quarter of 1998. Selling, general and administrative expenses increased by $833,000, or 46% from $1,807,000 in the first six months of 1997 to $2,640,000 in the first six months of 1998. These increases are due to increased labor-related expenses, attributable to the expansion of the Company's sales force, as well as increased efforts in the Company's marketing program as had been anticipated.

Interest income decreased by $26,000, or 43%, from $60,000 in the second quarter of 1997 to $34,000 in the second quarter of 1998. Interest income decreased by $93,000, or 64%, from $145,000 in the first six months of 1997 to $52,000 in the first six months of 1998. The decreases in interest income are primarily due to withdrawal of interest-earning investment balances utilized by the Company to fund and expand operations.

Interest expense decreased by $3,000, or 33%, from $9,000 in the second quarter of 1997 to $6,000 in the second quarter of 1998. Interest expense decreased by $12,000, or 60%, from $20,000 in the first six months of 1997 to $8,000 in the first six months of 1998. These decreases are attributable to the reduction in the Company's long-term portion of note payable and capitalized lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments decreased by $1,999,000, or 57%, from $3,537,000 on December 31, 1997 to $1,538,000 on June 27, 1998. The
decrease is the result of operating losses of $4.0 million and purchases of new equipment in the amount of $1.6 million for expansion of manufacturing operations offset by a private placement of $3.0 million in the first quarter of 1998.

The Company's principal resource commitments at June 27, 1998 consist of accounts payable and accrued employee compensation of $2,249,000 and $718,000, respectively, and approximately $198,000 of equipment financing commitments.

 The Company has firm commitments to receive $2.5 million of debt financing from two financial institutions. The first facility is to provide $1.0 million in equipment financing on a sale/leaseback arrangement over a six-month period. The other facility is to provide $1.5 million of a revolving line of credit, of which $.5 million can be converted into a term loan supported by equipment for a 36-month period. Both agreements are subject to documentation and final due diligence. In addition, the Company has an option to exercise an additional $2 million of Preferred Shares provided it meets a certain milestone (see "Private Placement"). The Company believes that the debt financing facilities and the option exercise for preferred shares will provide adequate financing to meet its operational needs over the next 12 months. However, in the event that the debt financing is not successfully executed or the preferred share option is not exercised, the Company will be required to seek alternative financing. There can be no assurance that such alternative financing would be available on terms acceptable to the Company, if at all. Depending upon the timing of market acceptance of the Company's products and the manufacturing ramp-up necessary to support the market acceptance, additional working capital financing may be required to fully implement the Company's business plan. Under such circumstances, the Company's inability to fully implement its business plan, including the procurement of additional financing, would have a material adverse effect on the Company's business, operating results and financial condition.

IMPACT OF YEAR 2000

The Company currently uses a limited number of software products that are not Year 2000 compliant. However, the Company currently has acquired manufacturing software in order to support its expansion efforts. The new software is Year 2000 compliant and replaces substantially all non-Year 2000 compliant software. Accordingly, the Company does not expect the amounts required to be expensed to become Year 2000 compliant to have a material effect on its business, operating results or financial condition.


FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

EARLY STAGE OF THE COMMERCIAL SUPERCONDUCTOR PRODUCTS MARKET: MARKET ACCEPTANCE AND RELIABILITY

The commercial superconductor products market has experienced limited product commercialization to date. Moreover, since inception, the Company has been principally engaged in research and development activities and has only limited experience in the commercialization of its products. The Company's ability to grow will depend on its ability to successfully transition its expertise in HTS filter and cryogenics technologies and applications to commercial markets, including the wireless communications market. There can be no assurance that the Company will be able to produce its products in volume or that any of the Company's products will achieve market acceptance. The failure to produce products in volume or achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

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

LIMITED MANUFACTURING EXPERIENCE

To date, the Company has sold products only in limited quantities, primarily for use in field-testing as well as development and prototypes. During the first half of 1998 the Company has significantly increased its manufacturing capacity in order to meet the increased demand for its products as well as for expected future requirements. While the Company has increased its manufacturing capacity, there can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of superconducting or cryogenic products at acceptable costs and on a timely basis.

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


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In addition to the election of the directors, the following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held May 20, 1998:

1) The Company's Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 15,000,000 shares to 30,000,000 shares.

                   Votes For:                6,094,574
                   Votes Against:              203,822
                   Votes Abstaining:            51,788
                   Broker Non-Votes:                 0

2) The appointment of PricewaterhouseCoopers (formerly known as Price Waterhouse LLP) as independent auditors of the Company was ratified for the year ending December 31, 1998.

                   Votes For:                6,283,824
                   Votes Against:               23,260
                   Votes Abstaining:            43,100
                   Broker Non-Votes:                 0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SUPERCONDUCTOR TECHNOLOGIES INC.
                                   ---------------------------------------
                                   (Registrant)






Dated: August 10, 1998                     /s/ James G. Evans, Jr.
                                   ---------------------------------------
                                             James G. Evans, Jr.
                                   Vice President, Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number                           Description
-------                        --------------
27.1                        Financial Data Schedule