Form 10-Q
period 1998-09-26
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1998-11-10
CIK 895665

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

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

                  -------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---

As of November 6, 1998 there were 7,716,081 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                         SEPT. 26, 1998         SEPT. 27, 1997        SEPT. 26, 1998          SEPT. 27, 1997
                                       -------------------     ------------------    ------------------      -----------------
Net revenues:
     Government contract revenues              $1,502,000             $1,886,000            $5,178,000             $6,331,000
     Commercial product revenues                  563,000                 85,000             1,031,000                112,000
     Sublicense royalties                               0                 38,000                     0                 38,000
                                       -------------------     ------------------    ------------------      -----------------

          Total net revenues                    2,065,000              2,009,000             6,209,000              6,481,000
                                       -------------------     ------------------    ------------------      -----------------

Costs and expenses:
     Cost of commercial revenues                1,747,000                      0             4,266,000                     0
     Contract research and development          1,175,000              1,479,000             3,575,000              4,453,000
     Other research and development               244,000                512,000               892,000              1,289,000
     Selling, general and
       administrative                           1,395,000              1,093,000             4,035,000              2,900,000
                                       -------------------     ------------------    ------------------      -----------------

          Total costs and expenses              4,561,000              3,084,000            12,768,000              8,642,000
                                       -------------------     ------------------    ------------------      -----------------

          Loss from operations                (2,496,000)            (1,075,000)           (6,559,000)            (2,161,000)

Interest (expense) income, net                    (5,000)                 64,000                39,000                189,000
                                       -------------------     ------------------    ------------------      -----------------

          Net loss                           ($2,501,000)           ($1,011,000)          ($6,520,000)           ($1,972,000)
                                       ===================     ==================    ==================      =================

Basic and diluted loss per share                  ($0.34)                ($0.13)               ($0.87)                ($0.26)

Weighted average number of
shares outstanding                              7,730,668              7,717,356             7,723,340              7,696,955
                                                ==========             ==========            =========              =========

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                                           (Unaudited)
                               ASSETS                                     SEPTEMBER 26,            DECEMBER 31,
                                                                               1998                    1997
                                                                        -------------------      -----------------
Current assets:
     Cash and cash equivalents                                                $  3,963,000           $  1,438,000
     Short-term investments                                                              0              2,099,000
     Accounts receivable                                                         1,340,000              1,048,000
     Inventory                                                                   1,778,000                677,000
     Prepaid expenses and other current assets                                     181,000                146,000
                                                                             --------------      -----------------

          Total current assets                                                   7,262,000              5,408,000

Property and equipment, net of accumulated depreciation
  of $6,864,000 and $6,534,000, respectively                                     4,647,000              2,456,000
Patents and licenses, net of accumulated amortization
  of  $1,228,000 and $1,057,000, respectively                                    2,062,000              2,152,000
Other assets                                                                       125,000                 71,000
                                                                             --------------      -----------------

          Total assets                                                        $ 14,096,000           $ 10,087,000
                                                                             ==============      =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $  2,188,000           $  1,407,000
     Accrued compensation                                                          592,000                437,000
     Current portion of long-term debt                                             162,000                 64,000
                                                                             --------------      -----------------
          Total current liabilities                                              2,942,000              1,908,000

Long-term debt                                                                     649,000                 13,000
                                                                             --------------      -----------------

          Total liabilities                                                      3,591,000              1,921,000
                                                                             --------------      -----------------

Redeemable Preferred Shares, $.001 par value, 2,000,000 shares authorized,
 Series A 645,833 shares issued and outstanding,
  Series A-1 125,000 shares issued and outstanding, Series B
   500,000 shares issued and outstanding                                         9,003,000                      0
                                                                             --------------      -----------------
Commitments and contingencies
Stockholders' equity:
     Common Stock, $.001 par value, 30,000,000 shares authorized,
       7,715,081 and 7,699,581 shares issued and outstanding                         8,000                  8,000
     Capital in excess of par value                                             35,067,000             35,211,000
     Deficit accumulated during development stage                              (33,573,000)           (27,053,000)
                                                                             --------------      -----------------

          Total stockholders' equity                                             1,502,000              8,166,000
                                                                             --------------      -----------------

          Total liabilities and stockholders' equity                          $ 14,096,000           $ 10,087,000
                                                                             ==============      =================

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                     SEPT. 26,              SEPT. 27,
                                                                                       1998                   1997
                                                                              ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               ($6,520,000)           ($1,972,000)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                           763,000                730,000
   Changes in assets and liabilities:
      Accounts receivable                                                                 (292,000)               160,000
      Inventory                                                                         (1,101,000)              (128,000)
      Prepaid expenses and other current assets                                            (35,000)                (4,000)
      Patents and licenses                                                                 (81,000)              (137,000)
      Other assets                                                                         (54,000)               144,000
      Accounts payable and accrued expenses                                                936,000                 90,000
      Billings in excess of cost and earnings on uncompleted contracts                           0               (266,000)
                                                                              ---------------------   --------------------
         Net cash used in operating activities                                          (6,384,000)            (1,383,000)
                                                                              ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments                                                         2,099,000              2,278,000
Purchases of property and equipment                                                     (2,783,000)              (806,000)
                                                                              ---------------------   --------------------
    Net cash (used in) provided by investing activities                                   (684,000)             1,472,000
                                                                              ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                                   776,000                      0
Principal payments on long-term obligations                                                (41,000)              (321,000)
Proceeds from sale of preferred and common stock, net                                    8,858,000                417,000
                                                                              ---------------------   --------------------
   Net cash provided by financing activities                                             9,593,000                 96,000
                                                                              ---------------------   --------------------

Net increase in cash and cash equivalents                                                2,525,000                185,000
Cash and cash equivalents at beginning of period                                         1,438,000              2,599,000
                                                                              ---------------------   --------------------
Cash and cash equivalents at end of period                                              $3,963,000             $2,784,000
                                                                              =====================   ====================

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

A.   GENERAL

The unaudited financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three months and nine months ended September 26, 1998 are not necessarily indicative of results for the entire fiscal year ending December 31, 1998.

The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

B.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:


                              SEPTEMBER 26, 1998        DECEMBER 31, 1997
                              ------------------        -----------------
Raw Materials                     $  326,000                 $  336,000
Work-in-Progress                   1,012,000                    302,000
Finished Goods                       440,000                     39,000
                                  ----------                 ----------
Total Inventory                   $1,778,000                 $  677,000
                                  ==========                 ==========

C.   PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed by deducting dividends accumulated on cumulative preferred stock and accretion of redemption value on redeemable preferred shares for the period. Preferred dividends accumulated for the three and nine-month periods ended September 26, 1998 were $100,000 and $173,000, respectively. Diluted net loss per share is computed by dividing loss available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. Potential Common Stock issuable upon exercise of options and warrants to purchase shares of the Company's Common Stock (and conversion of the outstanding Preferred Stock to Common Stock) is not included as the result would have been antidilutive considering the Company's reported net loss from operations for all periods presented.

D.   PRIVATE PLACEMENT OF REDEEMABLE PREFERRED SHARES

The Company completed a private placement of Series A and Series A-1 6% Cumulative Convertible Preferred Stock, with three different closing dates, to certain investors over the first nine months of 1998. Each Preferred Share is convertible into two shares of Common Stock. The Preferred Shares carry a cumulative dividend of 6% per annum and also have voting rights and liquidation preferences. The Preferred Shares are not redeemable by the Company prior to March 26, 2001. Thereafter, the Company may redeem the Preferred Shares at 110% of the liquidation preference plus accrued dividends. Subsequent to March 26, 2005, until fully redeemed, the holders of the Preferred Shares have the option to cause the Company to redeem the Preferred Shares at their liquidation preference plus accrued dividends. On March 26, 1998, the Company raised approximately $3,000,000 from the sale of 500,000 Series A Preferred Shares at $6.00 per share, and issued warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $4.00 per share. On August 11, 1998, the Company raised approximately $1,000,000 from the sale of 125,000 Series A-1 Preferred Shares at $8.00 per share with warrants to purchase up to 66,667 shares of Common Stock at an exercise price of $4.00 per share. On September 3, the Company raised approximately $875,000 from the sale of 145,833 Series A Preferred Shares at $6.00 per share with no warrants.

On September 2, 1998, the Company completed a private placement of 500,000 shares of Series B 7% Cumulative Convertible Preferred Stock to certain investors at $8.00 per share. The proceeds of the offering, net of offering expenses, totaled approximately $4 million. The Series B Preferred Shares are not redeemable prior to September 2, 2001. Thereafter, the Company may redeem the Series B Preferred Shares at 110% of the liquidation preference plus accrued dividends. Subsequent to September 2, 2005, until fully redeemed, the holders of the Series B Preferred Shares have the option to cause the Company to redeem those Preferred Shares at their liquidation preference plus accrued dividends. The Company also issued warrants to purchase up to 120,000 shares of Common Stock at $5.70 per share. Pursuant to the purchase agreement, the Company has an obligation to grant additional warrants under certain conditions.

Accretion of the redemption value of all series of Preferred Shares was not material to the period ended September 26, 1998.

E.   CAPITAL LEASE FINANCING

The Company received $1 million in capital lease financing commitment under which $650,000 was drawn in the third quarter of 1998. The lease financing carries an implicit interest rate of approximately 14.8% for 60 months.

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

G.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES

At September 26, 1998, accrued dividends on redeemable preferred shares were $173,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are in "Results of Operations for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997" and "Liquidity and Capital Resources". These statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding commercial revenues and the Company's financial resources. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Business Operations" for a discussion of factors that could affect future performance.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

Total net revenues increased by $56,000, or 3%, from $2,009,000 in the third quarter of 1997 to $2,065,000 in the third quarter of 1998. This increase is due to the increase in commercial revenues offset by the decrease in government contract revenues and sublicense royalties. Net revenues decreased by $272,000, or 4%, from $6,481,000 in the first nine months of 1997 to $6,209,000 in the first nine months of 1998. This change is due to the decrease in government contract revenues and sublicense royalties offset by an increase in commercial revenues.

Government contract revenues decreased by $384,000, or 20%, from $1,886,000 in the third quarter of 1997 to $1,502,000 in the third quarter of 1998. Government contract revenues decreased by $1,153,000, or 18%, from $6,331,000 in the first nine months of 1997 to $5,178,000 in the first nine months of 1998. These decreases are attributable to the completion of certain government programs and the transition period associated with entering into new government contracts.

Commercial product revenues increased $478,000 from $85,000 in the third quarter of 1997 to $563,000 in the third quarter of 1998. Commercial product revenues increased $919,000 from $112,000 in the first nine months of 1997 to $1,031,000 in the first nine months of 1998. These increases are due to increased sales of the SuperFilter(R) product, resulting from the Company's success in marketing and manufacturing its flagship product.

Sublicense royalties were $38,000 in the three-month and nine-month periods ended September 27, 1997. There were no sublicense royalties in the three-month and nine-month periods ended September 26, 1998 as the Company did not offer any new sublicense agreements on its patents during this time period.

As the Company continues to focus on its commercial products, commercial product revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenues will increase. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonality, manufacturing delays or other currently unforeseen factors causing additional variability in its results.

The cost of commercial revenues was $1,747,000 for the third quarter of 1998 and $4,266,000 in the first nine months of 1998. This represents an increase over 1997 in cost of commercial revenues and related start-up costs to support the increase in commercial sales and manufacturing capacity.

Contract research and development expenses decreased by $304,000, or 21%, from $1,479,000 in the third quarter of 1997 to $1,175,000 in the third quarter of 1998. Contract research and development expenses decreased by $878,000, or 20%, from $4,453,000 in the first nine months of 1997 to $3,575,000 in the first nine months of 1998. These decreases are attributable to the decreases in contract revenues, which are directly related to contract research and development expenses.

Other research and development expenses decreased by $268,000, or 52%, from $512,000 in the third quarter of 1997 to $244,000 in the third quarter of 1998. Other research and development expenses decreased by $397,000, or 31%, from $1,289,000 in the first nine months of 1997 to $892,000 in the first nine months of 1998. These decreases are due to the Company's continued focus on commercial production and ramp-up of manufacturing capacity.

Selling, general and administrative expenses increased by $302,000, or 28%, from $1,093,000 in the third quarter of 1997 to $1,395,000 in the third quarter of 1998. Selling, general and administrative expenses increased by $1,135,000, or 39%, from $2,900,000 in the first nine months of 1997 to $4,035,000 in the first nine months of 1998. These increases are due to increased labor-related expenses attributable to the expansion of the Company's sales force, as well as increased efforts in the Company's marketing program.

Interest income decreased by $62,000, or 89%, from $70,000 in the third quarter of 1997 to $8,000 in the third quarter of 1998. Interest income decreased by $157,000, or 73%, from $216,000 in the first nine months of 1997 to $59,000 in the first nine months of 1998. The decreases in interest income are primarily due to the reduction in interest-earning investment balances to fund and expand operations.

Interest expense increased by $7,000, or 117%, from $6,000 in the third quarter of 1997 to $13,000 in the third quarter of 1998 as the Company entered into an equipment financing agreement in the third quarter of 1998 (see Note E). Interest expense decreased by $7,000, or 26%, from $27,000 in the first nine months of 1997 to $20,000 in the first nine months of 1998, due to the reduction in the Company's note payable and capitalized lease obligations, prior to borrowings under the new financing agreement in the third quarter of 1998 described in Note E above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and short-term investments increased by $426,000, or 12%, from $3,537,000 on December 31, 1997 to $3,963,000 on September 26, 1998.
The increase is the result of private placements of approximately $8.875 million and capital lease financing of $1 million, offset by operating losses of $6.5 million and purchases of new equipment in the amount of $2.8 million for expansion of manufacturing operations.

The Company's principal resource commitments at September 26, 1998 consist of accounts payable and accrued employee compensation of $2,188,000 and $592,000, respectively, and equipment financing commitments of approximately $811,000.

In addition to completing the private placements and capital lease financing discussed in Notes D and E in Notes to Financial Statements, the Company is currently in discussions with two companies to provide an additional $1.2 million of lease financing for equipment either in place or to be acquired over the next several months. The Company is also in negotiation for a working capital line of credit for approximately $1.5 million. The Company believes that the additional financing will provide adequate capital for its operational needs over the next 12 months. However, in the event that the debt financing is not successfully completed, the Company will be required to seek alternative financing. There can be no assurances that the negotiations in process will result in execution of credit agreements or that other additional financing would be available on terms acceptable to the Company, if at all. Depending upon the timing of market acceptance of the Company's products and the manufacturing ramp-up necessary to support the market acceptance, additional working capital financing may be required to fully implement the Company's business plan. The Company's inability to fully implement its business plan, including the inability to obtain additional financing, would have a material adverse effect on the Company's business, operating results and financial condition.

IMPACT OF YEAR 2000
The Company currently uses a limited number of software products that are not Year 2000 compliant. However, the Company has acquired manufacturing software, which replaces substantially all non-Year 2000 compliant software, in order to support its expansion efforts. The software developer has represented that the new software is Year 2000 compliant. The Company has reviewed the remaining software programs that are not Year 2000 compliant and believes that with modification to existing software or cessation of utilization of non-compliant software, the Year 2000 problem will not pose significant operational problems. The Company currently does not expect the amounts required to be incurred to become Year 2000 compliant to have a material effect on its business, operating results or financial condition.


FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

EARLY STAGE OF THE COMMERCIAL SUPERCONDUCTOR PRODUCTS MARKET: MARKET ACCEPTANCE AND RELIABILITY
The commercial superconductor products market has experienced limited product commercialization to date. Moreover, since inception, the Company has been principally engaged in research and development activities and has only limited experience in the commercialization of its products. The Company's ability to grow will depend on its ability to successfully transition its expertise in HTS filter and cryogenics technologies and applications to commercial markets, including the wireless communications market. There can be no assurance that the Company will be able to produce its products in sufficient volume or on a reliable basis to meet market demand or that any of the Company's products will achieve full market acceptance. The failure to successfully manufacture and market its products for its target markets would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON SALES TO SERVICE PROVIDERS AND OEMS
Most of the Company's products, including those developed for wireless communications base stations and government applications, are intended for use as components or subsystems in base station systems or other complex systems. Therefore, to gain market acceptance, particularly in the wireless market, the Company must demonstrate that its products will provide advantages to the service providers who utilize base station systems and OEMs that manufacture base station systems. These advantages include a decrease in system size, an increase in base station range and a reduction in interference. There can be no assurance that upon acceptance, the Company's products will be able to achieve any of these advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that service providers and OEMs will elect to incorporate the Company's products into their systems or, if they do, that related system and manufacturing requirements can or will be met.

LIMITED MANUFACTURING EXPERIENCE
To date, the Company has sold products only in limited quantities, primarily for use in field-testing as well as development and prototypes. During the first nine months of 1998 the Company has significantly increased its manufacturing capacity in order to meet the increased demand for its products as well as for expected future requirements. While the Company has increased its manufacturing capacity, there can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of superconducting or cryogenic products at acceptable costs and on a timely basis.

HIGH DEGREE OF DEPENDENCE ON GOVERNMENT CONTRACTS
Since inception, a significant portion of the Company's net revenues has been from research and development contract sales directly to the government or to resellers to the government. Although the Company recently has been devoting substantial resources to the development of commercial markets for its products, the Company is, and expects to continue to be in the near term, dependent on government funding for its research and development projects. Government contract revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns, as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict. Funds authorized by the government under any development contract may be reduced or eliminated at any time, and there can be no assurance that the Company will receive all or any part of the funds under any of the Company's existing government contracts not yet performed.

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

No reports on Form 8-K were filed during the quarter ended September 26, 1998.





                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUPERCONDUCTOR TECHNOLOGIES INC.
                                       (Registrant)




Dated:   November 9, 1998              /s/ James G. Evans, Jr.
                                       --------------------------------------
                                       James G. Evans, Jr.
                                       Vice President, Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------                            -----------
  27                   Financial Data Schedule
