Form 10-K
period 1998-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1999-03-31
CIK 895665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934.

                        FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

              460 WARD DRIVE, SANTA BARBARA, CALIFORNIA 93111-2310
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (805) 683-7646

                               ------------------

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


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price the Common Stock as reported on The Nasdaq Stock Market(R) on February 16, 1999) was approximately $30,135,942. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 23, 1999 was 7,729,716.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Items 10,11,12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on June 2, 1999.

                                     PART I

ITEM 1.        BUSINESS.

    This "Item 1-Business" and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are discussed throughout "Item 1-Business" include, but are not limited to, under the caption entitled "Factors Affecting Future Business Operations--Disclosure Regarding Forward-Looking Statements", "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Fluctuations in Periodic Results."

INTRODUCTION AND OVERVIEW

    Superconductor Technologies Inc. ("STI" or the "Company") operates in a single business segment to develop, manufacture and market products made from superconducting materials and related cryogenics. High-temperature superconductors ("HTS") are materials that have the ability to conduct electrical energy with little or no resistance when cooled to "critical" temperatures. STI believes that the growing worldwide wireless communications market offers the most viable commercialization opportunities for its superconducting products. To capitalize on these opportunities the Company developed its SuperFilter(R) products, which combine specialized superconducting filters with a proprietary cryogenic cooler and, in many cases, a low noise amplifier ("LNA") in a highly compact system. The SuperFilter(R) products, when incorporated into wireless base stations, offer significant advantages over conventional filter products for wireless applications, including reduced size, increased range and reduced interference.

    In 1998, the Company completed the transition from its focus on research and development by successfully manufacturing and delivering its SuperFilter(R) TWO-Pak products. STI introduced the TWO-Pak SuperFilter(R) for application in the AMPS/B segment of the cellular market in 1997 and introduced the AMPS/A product in 1998. Recently, STI also introduced the SIX-Pak SuperFilter(R) for both A Band and B Band in order to enhance coverage in urban areas. As a result of these product introductions, the Company significantly expanded its sales and marketing efforts. STI employs three Regional Sales Managers and a Director of Sales to cover the United States and Latin America. Additionally, the Company recently added a Senior Vice President of Sales and Marketing to bring focused senior-level management experience to its sales and marketing efforts. The Company's initial sales and marketing efforts were directed primarily at rural and suburban cellular providers because the Company believed they were likely to be early users of the product. The Company's products address the critical needs of these service providers: range coverage and call quality. In addition, STI now actively markets its new SIX-Pak SuperFilter(R) as a practical urban application and expects that sales will increase significantly in this area.

    The augmented SuperFilter(R) product line and increased sales activities resulted in multiple product orders in 1998. The Company conducted field trials of its products with more than thirty cellular service providers, including nine of the top ten carriers in the country, resulting in orders for over 100 systems. The Company shipped eighty-three SuperFilter(R) systems in 1998 as a result of these orders. In order to prove the economic benefits of the product, the Company continues to actively conduct numerous demonstrations and field trials in the United States and in Latin America.

    In order to support the SuperFilter(R) product line, the Company built a new 18,000 square foot state of the art manufacturing facility in Santa Barbara, which opened in 1998. Currently, this facility, along with the manufacturing equipment and tooling procured in 1998, has the capacity to produce up to three SuperFilter(R) products a day. Operating units within this facility are capable of producing all the critical components of STI's products including superconducting filters, cryogenic coolers, cryogenic packaging and final enclosures, as well as system assembly and test, quality and material control functions. Additionally, the Company doubled the number of manufacturing personnel as production has increased.

    In addition to strengthening its manufacturing capability, STI also strengthened its management capability in 1998 by adding a Vice President of Wireless Manufacturing, a Director of Marketing, by promoting a Regional Sales Manager to Director of Sales and making the previous Vice President of Operations the Vice President of Material Operations. The Company believes it has the management structure to allow for its projected growth.

    A critical component of all superconducting applications is the cryogenic cooling system. STI developed a proprietary cryogenic cooler, which, in addition to being integrated into its SuperFilter(R) systems, has the potential to be used in other applications. These other applications include medical products, cold computing to increase the processing speed of computers and components of various kinds of instrumentation. The Company believes that the successful commercialization of its cryogenic coolers as stand-alone products will assist in its ability to achieve economies of scale associated with volume production.

    Since its formation in 1987, the Company has received over $51 million dollars in revenue from government research and development contracts, through which it developed much of the technology used in its commercial products. STI continues to secure government contracts, primarily to fund its research and development efforts, and to address potential wireless product opportunities in the government sector.

STI'S STRATEGY
    STI's objective is to establish commercial leadership by marketing its SuperFilter(R) products to wireless service providers. Utilizing HTS thin-film technology, the Company's products offer superior filter selectivity and sensitivity, which produce enhanced range extension and minimize interference. Wireless service providers are able to enhance their revenue through the use of STI products.

    Several years ago, the Company identified the wireless market as the most viable path to commercialization of HTS because of the current and expected rapid growth of the market and STI's ability to address the most critical needs of the market with HTS. The worldwide wireless market is expected to grow at an annual compounded growth rate of over 20% during the next five years. The United States market for tower mount amplifiers and repeaters, products that also extend coverage, is projected by World Information Technologies to grow at the rate of 30% through 2001. The Company believes that market acceptance for its products will increase, providing an opportunity to displace some of the other coverage enhancement products in this segment. STI's approach to product development is to harness the power of superconductivity with a high degree of technology excellence, resulting in a product that meets the requirements of the Company's customers effectively and efficiently. The Company provides the wireless communications industry with a proprietary and integrated solution incorporating superconducting materials, RF circuitry, and cryogenic cooling and packaging - the key components of which are designed, developed and manufactured in-house, which the Company believes provides strategic and cost advantages. Through the use of proprietary computer simulation software developed internally, STI designs advanced RF circuitry and prototypes using HTS materials. The result is extremely small, high performance RF circuits that are then integrated into STI's standard platform. The Company believes that this approach will allow it to respond quickly to specific customer requirements. STI believes that its standard platform is the smallest and most energy-efficient superconducting filter system in the industry.

    The Company believes the early market acceptance for its product will be from wireless service providers because they are faced with resolving critical performance issues within the wireless networks. In particular, cellular service providers, who are encountering increasing competition from new Personal Communication Services (PCS) providers, are most likely to test and use this advanced technology to solve their performance problems. Service enhancements such as coverage in "dead zones," increased range of the base station, reduction in dropped calls and decreased static respond to some of the most common user complaints, which give rise to customer churn among service providers. The Company believes its SuperFilter(R) products provide effective and economical solutions to these critical problems. In order to penetrate the wireless service provider market, STI must appeal directly to the service providers and effectively demonstrate the superior return on investment provided by its products.

    Due to the proprietary and technological nature of the Company's product and in order to produce a high quality product, the Company decided to manufacture the key components of its product internally. These key components include superconducting filters, cryogenic coolers, cryogenic packaging and final enclosures, as well as system assembly and test, quality and material control functions. The Company believes that this will enable it to control its manufacturing processes properly, achieve required cost reductions and to produce a highly reliable and quality product.

    In 1998, the Company began volume production of SuperFilter(R) systems within its newly expanded manufacturing facility. Additional capital equipment was acquired and the manufacturing employee base doubled to increase product output. See "Limited Manufacturing Experience."

WIRELESS FILTER PRODUCTS
    The Company principally targets the worldwide wireless market for its commercial superconducting products. STI is initially marketing its SuperFilter(R) systems primarily to wireless service providers and OEMs for inclusion in base stations, which are the basic building blocks of wireless networks. Base stations house the complex electronic equipment required to receive and transmit radio waves for multiple real-time voice and data communications. Base station systems generally include an antenna and a series of transmitters, receivers, receiver filters and network interface electronics. Base stations are manufactured by OEMs and are sold to service providers that deliver wireless services to the public. The Company's products provide the primary receiver filter after the antenna has captured the transmission from the wireless hand set. The product is designed to improve the uplink transmission path, which is a critical part of today's wireless technology.

THE WIRELESS MARKET

    Several wireless industry analysts estimates the worldwide number of wireless subscribers will double in less than 4 years from 257 million in 1998 to 550 million in 2002. To provide services to these customers it is estimated that the number of installed base stations will increase from 200,000 in 1998 to 457,000 in 2002. The Company believes that this rapid growth represents a significant market opportunity for the Company, as each newly deployed base station must incorporate a wireless filter system. In addition, as increasing levels of interference create a demand for higher performance filters, the Company's high performance products could receive a wider range of use to resolve these increasing problems.

    The reasons for the anticipated rapid expansion of the base station market are two-fold. First, the overall demand for wireless products is increasing both in the United States and worldwide. As the cost of providing wireless communications decreases and the number of service providers increases, consumer access to wireless service will become more affordable and utilization will increase. This is evidenced by the many different rate plans offered to users of wireless telephones by the wireless service providers. In addition, in areas without fully implemented communications systems, the cost of installing a wireless communications system is significantly lower than the cost of installing a traditional landline communications system. Accordingly, many developing regions, including Latin America, are seeking to establish a wireless infrastructure.

    Second, a broader range of wireless services, such as e-mail, faxing and Internet access, is now being offered, further burdening the already crowded wireless frequencies. To accommodate the expanding need for wireless communications, the FCC has auctioned PCS frequencies (around the 2 Ghz frequency) domestically to wireless service providers. Auction winners are under financial, regulatory and competitive pressures to deploy and operate wireless services quickly in these new frequencies. As a result of the PCS frequency auctions, the number of licensed wireless service providers in any given service area has increased from two to as many as five, thereby increasing competition and creating pressure for cellular and PCS service providers to provide the highest quality services possible.

THE WIRELESS NETWORK AND RELATED CONSTRAINTS
    The ability of wireless service providers to increase system utilization is enhanced by their ability to increase base station coverage range, decrease existing interference and minimize the physical size of base station components. A wireless network consists of a number of adjoining cells that form a service provider's geographic coverage area. Each cell has a base station, and the user communicates through the closest base station on one of a limited number of RF bands. The call is switched from base station to base station as the user moves within the geographic area. Transmissions that pass through a base station are filtered for unwanted signals to improve call clarity. The filtering process improves the quality of the signals received and the range that the base station can cover. Range is the distance at which a base station can continue to pick up a wireless phone signal as the user travels away from the physical base station site. Most base stations within the present cellular network were deployed at a time when the typical cellular telephone unit was designed to transmit up to three watts of RF power. Today, smaller portable telephones that transmit only
0.6 watts of power are increasingly replacing higher-power mobile units, thereby decreasing the effective range of existing cellular base stations. This is particularly a problem in rural and suburban networks. In the PCS arena, wireless systems operate at a higher frequency than traditional cellular systems, which reduces the range of signal transmission due to the larger path losses. In urban settings, site location, site acquisition and special environmental requirements can drive total base station implementation costs up to $1 million per site. In addition, each site may be subject to additional or unique regional and local regulatory processes and citizen demands that can burden the deployment process. As a result, decreasing the number of base stations that must be deployed can significantly reduce the service provider's infrastructure costs.

    Another issue is interference due to the imperfect RF channel selectivity of filtering components. Interference, which occurs when two radio waves of the same or similar frequency interact with one another to produce "in-band" distortion, can cause dropped calls and cross talk, causing poor service to wireless customers. This problem can also prevent a service provider from fully utilizing the available RF spectrum, as some spectrum must be reserved to protect against interference from another service provider's RF spectrum, which in turn decreases the number of users a base station can process. Problems caused by interference can be especially acute in urban areas, where caller density is high. Because these symptoms of interference can dramatically degrade service quality, a wireless filter system that reduces interference can provide a meaningful advantage in this increasingly competitive market.

    The physical size of the base station can also be a significant issue for service providers. Because a conventional filter system can account for approximately 30% of the total base station size (excluding the antenna) and a smaller base station requires less real estate per site, reducing the size of the filter system can provide significant cost savings to service providers. In addition, when new sites are not available, base station utilization must be increased by retrofitting electronics for additional channels in the same physical space. In such cases, reducing component size is a viable alternative. See "Competition."

STI'S WIRELESS PRODUCT PERFORMANCE
    The Company believes that its SuperFilter(R) systems offer solutions to some of the most pressing constraints facing the wireless industry: range, size and interference. Each SuperFilter(R) system is a self-contained unit that can be retrofitted into existing base stations or incorporated into new base stations regardless of the protocol used (including Advanced Mobile Phone Service ("AMPS"), Code Division Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA") and Global Systems for Mobile Communications ("GSM"), among others) with little or no modification to conventional design. Through extended use or field trials, STI's customers observed the following results through the use of the SuperFilter(R) product:

o   Call Traffic increased by up to 101%
o   Dropped call percentage decreased by up to 40%
o   Calls achievable from previous "dead" spots
o   Increase in average call duration by up to 33%
o   Increased base station range by up to 30%

The above results are made possible by the following characteristics of the SuperFilter(R) products:

o Range Extension. The Company's SuperFilter(R) systems incorporate an LNA with a superconducting filter, both of which are then cryogenically cooled. The filters and LNAs expand the receiving range of the base station by reducing the electrical noise of the system, enabling each base station site to cover a larger area. The Company believes that extending base station range reduces the number of base stations that must be deployed in a given service area, which can result in lower capital costs, more calls completed per base station and higher revenue per base station.

o Reduction in Interference. STI has demonstrated that superconducting thin-film materials are attractive for wireless communications base station applications because the near-perfect conductivity of the superconductor filters allows for greater control of RF signals. The Company believes that its superconducting filter systems can insulate a desired frequency against interference from unwanted frequency transmissions more selectively than conventional copper filters, thereby reducing the number of dropped calls and the amount of cross talk. While the exact number of dropped calls will vary among base stations due to differences in call volume and geographic location, a reduction in the number of dropped calls may increase revenues to the service provider. STI believes that a decrease in interference also can result in an increase in utilization of the service provider's allocated frequency spectrum, which in turn can result in an increase in the volume of calls processed.

o Low Power Consumption. The Company believes that an additional benefit to its superconducting filter systems is that these systems consume less energy than competing superconducting systems, because the power budget for some base stations can be as low as 1500 watts. A higher power budget requires high capacity back-up units, resulting in undesirable increases in base station size. Currently, the most energy-efficient competing superconducting system consumes more than 500 watts or more of power while the Company's SuperFilter(R)system consumes only approximately 150 watts of power, comparable to that of a household light bulb.

o Tower Mount and Reduced Size. The Company believes that as PCS and cellular base stations are deployed, service providers and base station manufacturers will seek to install filtering and LNA capabilities at the top of the station's antenna tower, because such mounting substantially reduces the significant signal losses associated with tower-to-ground cabling. The Company believes tower mounting can also be a key component of extending the range of base stations. Advanced thin-film superconductor materials and designs allow STI to provide superconducting filters that are one one-thousandth the size of the conventional filters most commonly used in base stations. A complete SuperFilter(R) system is approximately 70% to 90% smaller than a high-performance cellular conventional filter and can be incorporated easily into a standard 19-inch component rack mount. This significant reduction in physical size makes valuable space available for other required electronic components, enabling service providers to enhance the utilization of existing base stations instead of deploying additional base stations. In addition, reduced size can decrease deployment costs for new base stations, as less real estate is required to support a base station. STI believes its SuperFilter(R)systems are the smallest systems currently available in the industry.

ACCESSING THE WIRELESS MARKET
    The Company markets its products to wireless service providers and OEMs worldwide with a particular focus on domestic wireless service providers. In the Company's experience, wireless service providers with rural base stations had the most immediate need for the SuperFilter(R) system, particularly for range extension. By targeting this segment of the market

STI expects to create significant interest from these service providers for solving their wireless infrastructure problems which will allow the Company to demonstrate its product capabilities in the suburban and urban markets as well. In addition, the Company expects the interest in its products to create a "pull through" interest from industry OEMs by creating additional market demand for the Company's products. The Company has been successful at receiving orders for its products from wireless service providers in small quantities for field trials and deployment. In the case of smaller wireless service providers, orders have been received for deployment of 50% to 100% of the base stations within their region. The Company has also established relationships with major wireless service providers and OEMs from which STI expects to seek volume orders. See "Factors Affecting Future Business Operations--Dependence on Sales to Service Providers and OEMs."

    At a major industry trade show in February 1998, the Company introduced the SuperFilter(R) system for use in AMPS/A cellular networks. The AMPS/A product offers range extension, with a diplexed filter for reduced interference. The AMPS/A product offers the same advantages as the AMPS/B product, with filters designed for the AMPS/A frequency. With the introduction of both systems, STI has positioned itself to provide products to both major segments of the cellular industry. In addition, the Company continues to develop product enhancements that allow the customer more flexibility when installing and utilizing the SuperFilter(R) product. In some cases, the Company's product can replace the entire receiver filter system within a base station. STI has chosen to offer these two core cellular products initially as the Company believes cellular service providers utilizing AMPS networks are the most immediately receptive customer base for its products. The Company believes that cellular service providers will be receptive to its products due to the increasing competition from PCS providers, which will cause cellular providers to enhance service in order to retain customers. The Company has also demonstrated in prototypes the ability to design products for use in PCS networks, as well as a variety of digital protocols. STI expects to offer additional product offerings in these areas as the Company's position in the wireless market increases. See "Factors Affecting Future Business Operations--Early Stage of the Commercial Superconductor Products Market: Market Acceptance and Reliability."

CRYOGENIC COOLER PRODUCTS
    Superconducting materials require cooling to temperatures as low as 77 Kelvin (-196(Degree) C) to operate. In order to incorporate a compact, efficient and reliable cooling system into its superconducting products, STI developed a proprietary Stirling closed-cycle cryogenic cooler. About the size of a wine bottle, the cooler utilizes helium gas as both the lubricant and coolant. This eliminates the use of oils and grease, often used in other cryogenic cooling systems, which requires scheduled maintenance. STI's cryogenic technology requires approximately 150 watts of power, much less than other commonly used cryogenic systems. The resulting product is energy-efficient and extremely compact with the ability to generate very cold temperatures reliably.

    The Company expects to market its cryogenic cooling technology as a stand-alone product in addition to utilizing the product in its SuperFilter(R) systems. The Company has focused on opportunities for cryogenic cooling products in the high-speed computing and medical markets, as well as potential opportunities in the research and development industry. The Company believes that the successful commercialization of its cryogenic cooler as a stand-alone product will assist in its ability to achieve economies of scale through higher volumes, which will result in lower manufacturing costs.

GOVERNMENT CONTRACTS
    The Company's strategy is to pursue government research and development contract awards to supplement its funding of superconducting wireless and cryogenic product development. Since inception, 92% of the Company's net revenues have been from research and development contracts, sales directly with the U.S. government or resellers to the U.S. government. Nearly all of such revenues were paid under contracts between the Company and the Department of Defense ("DoD"). STI extensively markets to various government agencies to identify opportunities and actively solicits partners for product development proposals. Since 1988, the Company has successfully obtained a number of non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from the DoD Advanced Research Projects Agency ("DARPA") through the Office of Naval Research, under DARPA's original superconductivity program. In addition to actively soliciting government contracts, the Company participates in the Small Business Innovative Research ("SBIR") program. Since its inception, the Company has been awarded 32 Phase I SBIR contracts, each of which typically generates from $70,000 to $100,000 of revenues for the Company. The Company has been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $750,000 in revenues for the Company and one into a Phase III program valued at $2.2 million dollars. Since the Company's inception, government contracts have provided over $51 million dollars of revenue to the Company.

PRODUCTS DEVELOPED UNDER GOVERNMENT CONTRACTS
    STI pursues U.S. government research contracts that augment the Company's internal development programs, particularly in the areas of HTS materials production, RF filter design, and cryogenics. STI believes it has successfully leveraged its government research in the development of commercial products for the wireless industry. In addition, the

Company believes it has developed products that can be marketed to the government communications industry, with the potential for volume sales.

    The Government is working with military communications equipment contractors on government wireless programs. The focus is generally to improve the integrity of digital communications links through the use of superconducting filters and cryogenic low noise amplifiers. The Company also developed a proprietary switched filter bank ("SFB") system in conjunction with Wright Laboratory at Wright-Patterson Air Force Base ("WP-SFB") with funding from DARPA. The SFB demonstrated an ability to mitigate the problem of signal interference, which DARPA believes can increase aircraft and pilot survival rates. The Company is currently working on a DARPA funded effort to develop rapid tuning of superconducting filters. This capability will greatly increase the effectiveness in blocking interference in both government and commercial applications.

CURRENT GOVERNMENT R&D CONTRACTS
    At December 31, 1998, the Company was working with the U.S. government under seven separate research and development contracts with a total award value of $21 million dollars, of which $13.9 million dollars are funded under these contracts and $56,000 remains unspent under the funded amount. Because all of the Company's government contracts are terminable by the contracting agency at its option, award amounts should not be used as a measure of future revenues. See "Factors Affecting Future Business Operations--High Degree of Dependence on Government Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a director of the Company and Chairman of its Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures below 23K (-250(Degree)C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243(Degree)C) were discovered. In early 1987 yttrium barium copper oxide ("YBCO") was discovered, which has a critical temperature of 93K (-180(Degree)C). Shortly thereafter, thallium barium calcium copper oxide ("TBCCO") was discovered, which has a critical temperature of 125K (-148(Degree)C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196(Degree)C), or the point at which nitrogen liquefies. These high critical temperatures allow superconductors to be cooled using less expensive and more conventional refrigeration processes. STI was formed following this discovery to develop and commercialize high temperature superconductors.

STI'S TECHNOLOGY APPROACH
    The Company has internally developed its key technologies from a standard set of technology platforms. The Company utilizes a proprietary manufacturing process for HTS thin-film production, the base material for the Company's filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is incorporated with the Company's cryogenic cooler, and then integrated with the necessary control electronics into a complete system for simple adaptation into new or existing wireless communications base stations. The Company believes that its filter systems provide its targeted markets with the smallest and most cost-effective products and that it is the only superconducting company that develops and manufactures all of these key components.

    HTS Materials. A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. The Company primarily utilizes TBCCO, which has one of the highest known critical temperatures, allowing for reduced cooling needs in order to achieve superconducting properties. The Company holds a worldwide exclusive license, in all fields of use, to TBCCO formulations covered by patents held by the University of Arkansas through a license agreement. The Company also utilizes YBCO for some of its applications, including some manufacturing processes for its RF components. Thin-film superconductors are the base materials used by STI to produce RF components, such as wireless communications filters. The Company has obtained nine patents for technologies related to thin-film production. The Company believes that the process technology it has developed produces state of the art HTS thin- films of the highest quality.

    RF Circuitry. The Company has devoted a significant portion of its engineering resources to design and model the complex RF circuitry that is basic to the Company's products. The Company's RF engineering team is led by Vice President of Engineering Neal O. Fenzi, and includes Drs. Gregory Hey-Shipton and George Matthaei, recognized leaders in RF filter design. In addition, Dr. J. Robert Schrieffer, a Nobel laureate, is head of the Company's Technical Advisory Board. The expertise of this highly qualified team has allowed the Company to design and fabricate very precise individual components, such as RF signal filters. STI has implemented computer simulation systems to design its products and this RF circuitry design has allowed the Company to produce extremely small, high-performance circuits. Some of the Company's design and engineering innovations have been patented; others are the subjects of pending patent applications. The Company believes that its RF engineering expertise provides the Company with a competitive advantage.

    Cryogenic Cooling Technology. The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of the Company's superconducting products. Although such technology had been used successfully in military applications in the past, no such cryogenic cooler was commercially available. As a result, the Company developed a low-cost, low-power cooler designed to cool to 77K (-196(Degree)C) with sufficient heat dissipation for its superconducting applications, and has a target life of over 40,000 hours. Its development was based in part on patents licensed by the Company from Sunpower, Inc. under a cross-licensing arrangement. STI believes that its internally-developed cryogenics allow it to offer a cooler that is both compact and reliable enough to meet wireless industry standards and provides the Company with a significant competitive advantage. In addition, the Company believes its cryogenic cooler can be marketed as a stand-alone product to other industries. In high volume production, the Company believes that unit costs for this cooler will be significantly less than currently available cryogenic coolers. See "--Cryogenic Cooler Products."

    Cryogenic Packaging. Cooling to cryogenic temperatures requires proper insulation and packaging. Any superconducting or other cryogenically cooled device must be maintained at its optimal operating temperature, and its interaction with higher temperature components must be controlled. The Company has developed several thermal insulation technologies to satisfy this requirement.

MANUFACTURING
    Since late 1997, the Company has been developing its manufacturing infrastructure and organization. During 1998, STI continued to formalize its manufacturing structure by hiring a Vice President of Wireless Manufacturing. He oversees all operating units that support the production of critical components including assembly of superconducting filters, cryogenic coolers, cryogenic packaging and final enclosures, as well as quality and material control functions. In addition, the Company also has a Vice President of Material Operations. He oversees the production of the HTS material and production of the RF circuitry, which are key building blocks of the product. In 1998, the Company opened its new 18,000 state of the art manufacturing facility in Santa Barbara. A portion of STI's manufacturing processes, including thin-film production, are performed in "clean rooms." Other manufacturing stages, including system assembly, are conducted in a standard manufacturing environment.

    During 1998, STI began high volume production of its SuperFilter(R) product. Capacity for production of TWO-Pak SuperFilter(R) products increased from 30 systems in each of the first two quarters of 1998, to 60 and 180 systems in the third and fourth quarters, respectively. The number of manufacturing employees doubled in 1998 in order to support this increased capacity.

    Due to the proprietary and technical nature of the Company's products and the need to produce high quality products, the Company has decided to produce substantially the entire product in-house. The Company believes this will enable it to control its manufacturing process and achieve required cost reductions. The Company has demonstrated a proprietary manufacturing process for thin-film TBCCO materials that the Company believes is scaleable for high volume production. The Company has established a production operation, which the Company uses to produce TBCCO thin films on wafers for wireless electronics applications. The Company currently purchases wafers for growth of HTS thin films from two primary outside suppliers. The RF circuitry utilized by STI is designed and modeled by internal engineering resources. The Company has in-house capabilities to pattern the superconducting material and all other aspects of RF component production, including packaging the filters. STI has in-house capabilities to manufacture its cryogenic coolers at a pace consistent with current quantity requirements. The Company with its expansion has adequate capabilities in order to perform the final system integration and test of the SuperFilter(R) product to order to meet expected demand. See "--STI's Technology--STI's Technology Approach", "Factors Affecting Future Business Operations--Limited Manufacturing Experience."

MARKETING AND SALES
    The Company pursues a marketing strategy aimed at service providers, OEMs and government agencies with the goal of building long-term business relationships that will lead to future volume orders for STI's products. STI utilizes a direct sales force of three Regional Sales Managers, a Director of Sales and a Senior Vice President of Sales and Marketing. Additionally, the Company has agreements with six domestic and one international independent organizations that perform as Sales Representatives for STI's products. The Company demonstrates STI products at trade shows, participates in industry conferences, utilizes advertising and direct mailings, and provides technical and application reports to recognized trade journals. Product information in the form of brochures, data sheets, application notes, trade journal reports, product photos and press releases are updated as necessary. The Company has an internal sales and marketing support staff with extensive experience in wireless marketing and sales, contracts and sales administration and marketing communications. See "Factors Affecting Business Operations--Dependence on Sales to Service Providers and OEMs."

INTELLECTUAL PROPERTY
    The Company regards elements of its manufacturing processes, product design and fabrication equipment as proprietary and seeks to protect its rights in them through a combination of patent, trademark, trade secret and copyright law and internal procedures and non-disclosure agreements. The Company also seeks licenses from third parties for HTS materials and processes used by the Company, which have been patented by other parties. The Company believes that its success will depend, in part, on the protection of its proprietary information, patents and the licensing of key technologies from third parties.

    The Company has focused its development efforts on TBCCO and, to a lesser extent, on YBCO materials. The Company has an exclusive worldwide license (including the right to sublicense) under several U.S. patents which have been issued to the University of Arkansas covering TBCCO, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 200,000 shares of Common Stock. Since April 1995, the Company has been obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum from and after April 1997, and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. The license terminates upon expiration of the right to claim damages for infringement of all the patents covered. Under the terms of its exclusive license, the Company has agreed to assume litigation expenses for infringement actions, subject to a right of setoff against future royalty obligations.

    In January 1993, as part of its strategy to stimulate the development and use of TBCCO, the Company granted DuPont a non-exclusive worldwide sublicense to develop processes and market TBCCO thin-films. DuPont paid the Company $388,000 as partial consideration for the sublicense, a portion of which represents prepaid royalties. Commencing in 1998, DuPont will pay royalties on sales of TBCCO thin-films or devices containing TBCCO thin-films, subject to annual minimums. In the event that the Company grants another sublicense to a third party on more favorable terms, it will be obligated to extend those terms to DuPont. The term of the sub-license is the same as the Company's license from the University of Arkansas, but the sublicense is terminable by DuPont upon 30 days' notice to the Company. During early 1999, the Company ended its 1997 supply agreement with DuPont, but maintained its 1997 cross-licensing agreement with DuPont. The related royalty payments revert back to the original licensing agreement. In 1994, the Company granted a nonexclusive license for TBCCO to Superconducting Core Technologies, Inc., currently in bankruptcy status and in default under the license agreement, and in 1996, to Midwest Superconductivity, Inc. on terms substantially similar to those of the 1993 DuPont agreement. DuPont, Superconducting Core Technologies, Inc., Midwest Superconductivity, Inc., and their customers are current or potential competitors of the Company, and there can be no assurance that these sublicenses will not adversely affect the Company's business, results of operations and financial condition.

    The Company is also focusing development efforts on YBCO. YBCO is the other significant material that the Company has used in the development of its products. The Company believes that a number of patent applications are pending that cover the composition of YBCO, including applications filed by IBM, AT&T and other large potential competitors of the Company. STI believes that such applications are the subject of interference proceedings currently pending in the U.S. Patent and Trademark Office. The Company is not involved in any such proceedings. Therefore, there is a substantial risk that one or more third parties will be granted patents covering YBCO and that the Company's use of these materials may require a license. The Company has received access to some of the patents through its cross-licensing agreement with DuPont. In addition, international patents have been issued for specific YBCO compounds. As with other patents, the Company has no assurance that it will be able to obtain licenses to any such patents for YBCO or that such licenses would be available on commercially reasonable terms. The Company's efforts to develop products based on YBCO would be substantially impaired by its failure to obtain any such license for YBCO, and such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

    As of December 31, 1998 the Company holds 17 U.S. patents. Nine of the Company's patents are for technologies directed toward producing thin-film materials, including its proprietary thin-film process for TBCCO production. In addition, the Company currently holds six patents for circuit designs and two patents covering cryogenics and packaging. As of December 31, 1998, the Company has fifteen patents pending, including five related to materials, four covering STI designs and six related to cryogenics and packaging. As the Company has developed prototype products, it has increased the number of design patents applied for in an effort to protect all phases of product development. See "Factors Affecting Future Business Operations-Uncertainty of Patents and Proprietary Rights."

    SuperFilter(R) is a registered trademark of Superconductor Technologies Inc. All other marks herein are properties of their respective owners.

RESEARCH AND DEVELOPMENT
    As part of STI's strategy to maintain its technological leadership, the Company has focused its research and development activities on materials, RF circuitry, and cryogenics design and product application. At December 31, 1998, the Company's research and development department consisted of 51 individuals. The Company's contract research and development expenses consist primarily of labor, engineering, material and overhead costs incurred in connection with research and development activities. For the fiscal years ended in 1996, 1997 and 1998, contract research and development expenses were approximately $5.7 million, $6.2 million and $4.7 million, respectively. The Company's revenues from government-related contracts were approximately $7.1 million, $8.1 million, and $6.0 million, respectively, during these same periods. These contracts accounted for 96%, 97% and 76% of the Company's total revenues in the fiscal years ended 1996, 1997 and 1998, respectively.

    Since the Company's inception, it has received approximately $51million of revenues from government contracts. The Company believes that it will continue to rely largely on government research and development awards to fund a significant portion of its research and development activities. See "Factors Affecting Future Business Operations--High Degree of Dependence on Government Contracts" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION
    The markets for the Company's products are intensely competitive. The Company faces competition in various aspects of its technology and product development and in each of the markets targeted by the Company. The Company's current and potential competitors include conventional RF filter manufacturers and both established and newly-emerging companies developing similar or competing superconducting technologies. The Company competes primarily with Conductus, Inc. and Illinois Superconductor Corporation with respect to its superconducting filter systems. The Company also competes with alternative means of enhancing base stations' range and selectivity other than by superconducting filter. The primary competition comes from tower mount and ground mount amplifiers and "smart" antennas. Tower mount and ground mount amplifiers pass the signal received by the antenna through a broad low level filter, which then amplifies the signal. These units are produced by a number of companies, which include most of the OEMs of base stations such as Motorola, Lucent, Nortel and Nokia. Filter manufacturers including Allen Telecom and Celwave also produce these units. The "smart" antennas allow the antennas to focus on the signal they are trying to receive to enhance the ability to receive the signal. Among the companies that produce these systems are Metawave and Arraycom.

    In addition, the Company currently supplies components and licenses technology to large companies and industry leaders that may decide to manufacture or design their own superconducting components instead of purchasing them or licensing the technology from the Company. The Company competes with IBM, DuPont, Matsushita and Amtel, a Japanese consortium, among others, with respect to its HTS materials. In the government sector, the Company competes with universities, national laboratories and both large and small companies for research and development contracts. The Company expects increased competition both from existing competitors and a number of companies that may enter the wireless communications market.

    The Company also competes in the market for cryogenic coolers with companies such as CTI Cryogenics, Leybold and Ricor. CTI Cryogenics uses a different cooling method that is not as efficient as that which is employed by the Company, and thus requires additional power. Leybold and Ricor have produced similar units to those produced by the Company in limited or prototype quantities. See "Intense Competition."

ENVIRONMENTAL ISSUES
    The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventative or remedial action, reduction of chemical exposure or waste treatment or disposal. In addition, although the Company believes that its safety procedures for the handling and disposing of such materials comply with the standards prescribed by state and federal regulations, nevertheless there is the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. If such an accident occurred, the Company could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's financial condition and results of operations. See "Factors Affecting Future Business Operations--Hazardous Materials; Environmental Regulations."

EMPLOYEES
    As of December 31, 1998, the Company employed a total of 142 persons, 61 of whom were employed in manufacturing and 51 in research and development. Ten of the Company's employees have Ph.D.s and 30 others hold advanced degrees in physics, materials science, electrical engineering and related fields. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

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

FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K, including, without limitation, the statements under "Factors Affecting Future Business Operations", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business" regarding: the Company's ability to design, develop, manufacture and market products, including, without limitation, its SuperFilter(R) systems and cryogenic coolers; the ability of the Company's products to achieve anticipated benefits; the Company's ability to achieve product commercialization; the anticipated growth of its target markets; its ability to achieve profitability; and other matters regarding the Company's expectations, beliefs, intentions or strategies regarding the future are forward-looking statements. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in these "Factors Affecting Future Business Operations," as well as elsewhere in this Form 10-K.

FUTURE CAPITAL NEEDS
    To support increased sales of its SuperFilter(R) product, the Company is currently ramping up its manufacturing operations. In order to fully implement its business plan, the Company is in the process of seeking additional debt and equity financing. There can be no assurance that the Company will be successful in obtaining such additional debt or equity financing on acceptable terms or at all. In the event that the Company is unable to obtain additional financing throughout the course of 1999, the Company will have insufficient cash to fund operations. The Company's independent auditors, PricewaterhouseCoopers LLP, have indicated in their report accompanying the Company's 1998 year end financial statements that, based on generally accepted accounting principles, the Company's viability as a going concern is in question. In addition, the Company's inability to fully implement its business plan would have a material adverse effect on the Company's business, operating results and financial condition. If the Company is successful in obtaining additional equity financing, future dilution to existing or future stockholders is likely to result.

EARLY STAGE OF THE COMMERCIAL SUPERCONDUCTOR PRODUCTS MARKET: MARKET ACCEPTANCE AND RELIABILITY
    The commercial superconductor products market has experienced limited product commercialization to date. Moreover, since inception, the Company has been principally engaged in research and development activities and has only limited experience in the commercialization of its products. The Company's ability to grow will depend on its ability to successfully transition its expertise in superconducting filter and cryogenics technologies and applications to commercial markets, including the wireless communications market. The Company's success in this regard will depend upon a number of factors, including successful product testing by its potential customers, the success of the Company's sales and marketing efforts into the wireless communications market, the ability of the Company's products to achieve its anticipated benefits, its ability to attract and retain qualified personnel, successful and rapid scale-up of the Company's manufacturing capacity, the establishment of satisfactory vendor relationships to ensure continual supply of key components which are sourced outside the company, reduction of manufacturing expenses in order to price products competitively, continued product development to meet customer demands and availability of financing on terms acceptable to the Company. While the Company's products have been field tested by its customers and have passed performance and reliability testing, there can be no assurance that the products will continue to pass these tests or meet the customers' performance expectations in the future. If such problems occur, the Company could experience increased costs, delays, reductions or cancellations of orders and shipments, and product returns and discounts. There can be no assurance that the Company will be able to produce its products in sufficient volume to meet market demand or that any of the Company's products will achieve market acceptance. If the Company is unable to manufacture and market its products for its target markets successfully, its business, results of operations and financial condition will be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON SALES TO SERVICE PROVIDERS AND OEMS
    Most of the Company's products, including those developed for wireless communications base stations and government applications, are intended for use as components or subsystems in base station systems or other complex systems. Therefore, to gain market acceptance, particularly in the wireless market, the Company must demonstrate that its products will provide advantages to the service providers who utilize base station systems and the OEMs that manufacture base station systems. These benefits include a decrease in system size, an increase in base station range and a reduction in interference. There can be no assurance that upon acceptance, the Company's products will be able to achieve any of these advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that service providers and OEMs will elect to incorporate the Company's products into their systems or, if they do, that related system and manufacturing requirements can or will be met. Failure of service providers or OEMs to incorporate the Company's products into their systems or failure of such systems including the SuperFilter(R) product to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Wireless Filter Products--Accessing the Wireless Market" and "--Marketing and Sales."

LIMITED MANUFACTURING EXPERIENCE
    To date, the Company has sold products only in limited quantities, primarily for use in field testing as well as development and prototypes. During 1998, the Company significantly increased its manufacturing capacity in order to meet the increased demand for its products as well as expected future requirements. While the Company has increased its manufacturing capacity, there can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of superconducting or cryogenic products at acceptable costs and on a timely basis. For example, the Company is incurring significant ramp-up costs and could incur significant ramp-up costs and unforeseen expenses and delays in connection with attempts to manufacture commercial quantities of superconducting and cryogenic products, which could have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, a portion of the components of the SuperFilter(R) system will be manufactured outside the Company. There can be no assurance that the Company will be able to identify manufacturers of these components that will meet the Company's requirements as to reliability, timeliness and cost-effectiveness. Any such failure will limit the Company's ability to satisfy customer orders and would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Manufacturing."

HIGH DEGREE OF DEPENDENCE ON GOVERNMENT CONTRACTS
    Since inception, 92% of the Company's net revenues have been from research and development contract sales directly to the government or to resellers to the government. Nearly all of such revenues were earned under contracts between the Company and the DoD. The Company uses these contracts to help fund its research and development programs. Although the Company recently has been devoting substantial resources to the development of commercial markets for its products, the Company is, and expects to continue to be in the near term, dependent on government funding for its research and development projects. The DoD has been reducing total expenditures over the past few years, and while to date DoD research and development funding for electronics has been relatively stable despite overall cutbacks, there can be no assurance that such funding will not be reduced in the future. Absent significant future revenues from commercial sales, a significant loss of government funding would have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

INTENSE COMPETITION
    The markets for the Company's products are intensely competitive. The Company faces competition in various aspects of its technology and product development and in each of the markets targeted by the Company. The Company's current and potential competitors include conventional RF filter manufacturers and both established and newly-emerging companies developing similar or competing superconducting technologies. The Company competes primarily with Conductus, Inc. and Illinois Superconductor Corporation, with respect to its superconducting filter systems. The Company also competes with alternative means of enhancing base stations' range and selectivity other than by superconducting filter. The primary competition comes from tower mount and ground mount amplifiers and "smart" antennas. Tower mount and ground mount amplifiers pass the signal received by the antenna through a broad low level filter, which then amplifies the signal. These units are produced by a number of companies, which include most of the OEMs of base stations such as Motorola, Lucent, Nortel and Nokia. These units are also produced by filter manufacturers including Allen Telecom and Celwave. The "smart" antennas allow the antennas to focus on the signal they are trying to receive to enhance the ability to receive the signal. Among the companies that produce these systems are Metawave and Arraycom.

    In addition, the Company currently supplies components and licenses technology to large companies and industry leaders that may decide to manufacture or design their own superconducting components instead of purchasing them, or licensing the technology, from the Company. The Company competes with IBM, DuPont, Matsushita and Amtel, a Japanese consortium, among others, with respect to its HTS materials. In the government sector, the Company competes with universities, national laboratories and both large and small companies for research and development contracts. The Company expects increased competition both from existing competitors and a number of companies that may enter the wireless communications market.

    The Company also competes in cryogenic coolers with companies such as CTI Cryogenics, Leybold and Ricor. CTI Cryogenics uses a different cooling method that is not as efficient as that which is employed by the Company, and thus requires additional power. Leybold and Ricor have produced similar units to those produced by the Company in limited or prototype quantities.

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

ACCUMULATED DEFICIT AND ANTICIPATED FUTURE LOSSES
    The Company has incurred net losses each year since its inception and, as of December 31, 1998, had an accumulated deficit of $36,215,000. The Company expects to continue to incur significant operating losses over the next several quarters as it continues to devote significant financial resources to the commercialization of wireless and cryogenic products, the expansion of Company operations and product development activities. The success of the Company in this regard is dependent upon the Company's successful commercialization of its HTS filter systems for the worldwide wireless communications market, and there can be no assurance that the Company will be able to successfully commercialize such products. As a result, the timing of when the Company will be profitable and the amount of net losses until that time are uncertain.

DEPENDENCE OF KEY PERSONNEL
    The Company is highly dependent upon the efforts of its technical workforce and senior management. Due to the specialized technical nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified technical personnel, primarily in the areas of wireless communications and cryogenics. The loss of the services of one or more members of the senior management or technical teams could impede the Company's ability to achieve its product development and commercialization objectives. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

LIMITED MARKETING AND SALES CAPABILITIES
    In order for the Company to successfully reach full market acceptance in its targeted markets, it must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or it must enter into agreements with third parties to provide such services. There can be no assurance that the Company's continuing efforts in developing its marketing and sales capabilities, including customer service and distribution, will be successful. Furthermore, there can be no assurance that such third party agreements can be obtained upon acceptable terms. Failure to develop such capabilities or obtain such third party agreements could have a material adverse effect on the acceptance of the Company's products in the commercial markets and, as a result, on the Company's business, results of operations and financial condition.

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

    The rapid rate of inventions and discoveries in the superconductivity field has raised many patent issues that are not resolved at this time. The claims in the granted patents often overlap and there are disputes involving rights to inventions claimed in pending patent applications. As a result, the patent situation in the HTS field is unusually complex. It is likely that there will be patents held by third parties relating to the Company's products or technology. Therefore, the Company may need to acquire licenses to design around or successfully contest the validity or enforceability of such patents. The extent to which the Company may be able to acquire necessary licenses is not known. It is also possible that because of the number and scope of patents pending or issued, the Company may be required to obtain multiple licenses in order to use a single material. If the Company is required to obtain multiple licenses, the cost to the Company of HTS materials will increase. Furthermore, there can be no assurance that such licenses would be available on commercially reasonable terms or at all. The likelihood of successfully contesting the validity or enforceability of such patents is also uncertain; and, in any event, the Company could incur substantial costs in defending the validity or scope of its patents or challenging the patents of others. See "Business--Intellectual Property."

RAPID TECHNOLOGICAL CHANGE
    The field of superconductivity is characterized by rapidly advancing technology. The future success of the Company will depend in large part upon its ability to keep pace with advancing superconductor technology, including superconducting materials and processes and industry standards. The Company has focused its development efforts on TBCCO and, to a lesser extent, YBCO. There can be no assurance that either TBCCO or YBCO will ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future. The Company intends to continue to develop and integrate advances in wireless filter and cryogenic cooling technologies in the manufacture of commercial quantities of products. The Company will also need to continue to develop and integrate advances in complementary technologies, particularly in the wireless communication industry. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by the Company will not prove more advantageous for the commercialization of HTS products.

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

    The Company currently purchases substrates for growth of HTS thin-films from two primary suppliers because of the quality of the substrate provided by such suppliers. There are additional components that the Company sources from a single vendor due to the present volume. While the Company is aware of alternative sources for its substrates, the establishment of relationships with additional or replacement suppliers could be time consuming and result in a supply interruption which would have a material adverse effect on the Company's ability to manufacture its products in commercial quantities and, correspondingly, upon its business, results of operations and financial condition. See "Business--Manufacturing."

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

HAZARDOUS MATERIALS; ENVIRONMENTAL REGULATIONS
    The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. It is possible that current or future laws and regulations could require the Company to make substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. There can be no assurance that the operations, business or assets of the Company will not be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. In addition, although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, nevertheless there is the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident. If such an accident occurred, the Company could be held liable for any resulting damages. Furthermore, the use and disposal of hazardous materials involves the risk that the Company could be required to incur substantial expenditures for such preventive or remedial actions. The liability in the event of an accident or the costs of such actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Environmental Issues."

VOLATILITY OF COMMON STOCK PRICE
    The market price of the Common Stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. Announcements by the Company or others regarding the receipt of customer orders, quarterly variations in operating results, additional equity financings, changes in recommendations of securities analysts, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of the Common Stock. In addition, the securities markets have experienced volatility that is often unrelated to the operating performance of particular companies. In the past, following a period of volatility in the market price of a company's securities, securities class action lawsuits have been instituted against some companies. If brought, the costs of defending such litigation could have a material adverse effect on the Company's business, results of operation and financial condition.

DILUTION AND DIVIDEND POLICY
    The market value of the Company's Common Stock will likely be diluted by the issuance of Common Stock upon the conversion of the Company's Series A-2, Series A-3, Series B-1 and Series C Preferred Stock and the exercise of options and warrants for the purchase of Company Common Stock, including the warrants issued in connection with the Company's Preferred Stock financings and the Exchange Agreement. At its annual meeting of stockholders to be held on June 2, 1999 the Company will seek stockholder approval of the elimination of current limitations on conversions of the Company's Preferred Stock and exercises of warrants issued in connection with the Preferred Stock financings and the Exchange Agreement. Upon receipt of such approval the Series A-2, Series A-3, Series B-1 and Series C Preferred Stock may be fully converted into shares of Common Stock, potentially at a discount to the market price of the Common Stock on the date of conversion. Similarly, after stockholder approval is obtained, the holders of warrants issued in connection with the Preferred Stock financings and the Exchange Agreement may fully exercise warrants for the purchase of Company Common Stock at prices that may be below the market value of the Company's Common Stock on the date of such exercise. The total number of shares that may be issued upon such Preferred Stock conversions and warrant exercises is 3,856,687 shares. This number of shares is subject to adjustment certain for future dilutive stock issuances by the Company and for recapitalizations, stock combinations, stock dividends, stock splits and the like.

    The Company anticipates issuing additional securities in the foreseeable future to satisfy its capital requirements. In addition, as a means of obtaining benefits for the Company without the expenditure of cash, the Company has in the past and may in the future offer equity participation to parties in connection with debt, leasing or similar arrangements. In such cases, the Company may issue warrants or other securities providing for the purchase of Common Stock. These future financing and operating arrangements will likely result in the eventual issuance of Company Common Stock that may be dilutive to the Company's current holders of Common Stock.

    The Company has never paid a cash dividend on its Common Stock and does not expect to do so in the foreseeable future. Cumulative dividends on the Series A-2, Series A-3, Series B-1, and Series C Preferred Stock are payable at the rates of 6%, 6% and 7%, and 7% per annum, respectively. In the event that the Company's stockholders do not approve the elimination of limitations placed on Preferred Stock conversions and certain warrant exercises at the 1999 annual stockholders meeting, the dividend rate on the Series A-2, Series A-3, Series B-1 and Series C Preferred Stock shall increase to 20% per annum. The 20% dividend shall apply retroactively and be deemed to have begun on March 26, 1998, August 11, 1998, September 2, 1998 and March 5, 1999 in the case of the Series A-2, Series A-3, Series B-1 and Series C Preferred Stock, respectively. While the Series A-2, Series A-3, Series B-1 and Series C Preferred Stock are outstanding, the Company is limited in its ability to pay dividends on the Common Stock.

ANTI-TAKEOVER PROVISIONS
    The Company's Certificate of Incorporation and Bylaws, each as amended to date, contain provisions that could delay, deter or prevent a merger, tender offer or other business combination or change in control involving the Company that some or a majority of the stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock. The Company's Certificate of Incorporation and Bylaws, among other things, (i) restrict the ability of stockholders to call stockholders meetings by allowing only stockholders holding shares in the aggregate entitled to cast not less than 10% of the votes at such meetings to call such meetings, (ii) eliminate such right to call stockholders meetings if the shares of capital stock of the Company are (A) designated as qualified for trading on the Nasdaq National Market and (B) the Company has at least 800 holders of shares of its capital stock, (iii) preclude stockholders from raising new business for consideration at stockholders meetings unless the proponent has provided notice to the company not less than 90 days prior to the meeting and
(iv) limit business which may be conducted at stockholders meetings to those matters properly specified in notices to the Company. Moreover, the Company has not opted out of Section 203 of the Delaware General Corporation Law, which prohibits mergers, sales of material assets and certain self-dealing transactions between the corporation and a holder of 15% or more of the corporation's outstanding voting stock for a period of three years following the date the stockholder became a 15% holder, subject to certain qualifications.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. The Company currently uses a limited number of software products that are not Year 2000 compliant. However, the Company has acquired manufacturing software, which replaces substantially all non-Year 2000 compliant software, in order to support its expansion efforts. The software developer has represented that the new software is Year 2000 compliant. The Company has reviewed the remaining software programs that are not Year 2000 compliant and believes that with modification to existing software or cessation of utilization of non-compliant software, the Year 2000 problem will not pose significant operational problems. Nonetheless, there can be no assurance that coding errors or other defects will not be discovered in the future and any Year 2000 compliance problem of the Company could result in a material adverse effect on the Company's business, operating results and financial condition. The Company currently does not expect the amounts required to be incurred to become Year 2000 compliant to have a material effect on its financial position or results of operations. The above statements are Year 2000 Readiness Disclosure Statements within the meaning of the Year 2000 Readiness Information and Disclosure Act.


EXECUTIVE OFFICERS AND DIRECTORS

        The executive officers and directors of the Company and their ages as of March 23, 1999 are as follows:

                     NAME            AGE                  POSITION
                     ----            ---                  --------
Glenn E. Penisten                     67    Chairman of the Board of Directors

M. Peter Thomas                       57    President, Chief Executive Officer and
                                            Director

E. Ray Cotten                         68    Senior Vice President, Sales and Marketing
                                            and Director

Robert B. Hammond, Ph.D.              50    Senior Vice President and Chief Technical
                                            Officer

James G. Evans, Jr.                   47    Vice President and Chief Financial Officer

Benson Chin                           50    Vice President, Wireless Manufacturing

Michael M. Eddy, Ph.D.                38    Vice President, Materials Operations

Neal O. Fenzi                         38    Vice President, Engineering

Robert P. Caren, Ph.D. (1)(2)         66    Director

Dennis Horowitz (1)(2)                52    Director

John D. Lockton (1) (2)               61    Director

J. Robert Schrieffer, Ph.D. (1)(2)    67    Director

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

    M. Peter Thomas joined the Company as President and Chief Executive Officer and member of the Board of Directors of the Company in April 1997. Prior to joining the Company, Mr. Thomas was President and Chief Executive Officer of First Pacific Networks, Inc., a telecommunications company, from June 1995 to January 1997, which company filed for bankruptcy in February 1997 under Chapter 11 of the U.S. Bankruptcy Code. From August 1991 to May 1995, Mr. Thomas engaged in general business consulting in conjunction with the Stanbridge Group, a consulting firm that he co-founded in 1989. From January 1990 to July 1991, he was President and Chief Executive Officer of Data-Design Laboratories, Inc., an electronics company, and from 1989 to 1990, he consulted for The Stanbridge Group. Prior to 1989, Mr. Thomas also served as President and Chief Executive Officer of Ericsson North America, Inc., the North American operating subsidiary of Sweden's L.M. Ericsson, a telecommunications company, as President and Chief Operating Officer of Telenova, Inc., a telecommunications company, and as President of the Telecom Network Systems Division of ITT, Inc., a telecommunications company. Mr. Thomas received his B.S.E. in Aerospace Engineering from Princeton University and his M.B.A. from the Harvard Business School.

    E. Ray Cotten became Senior Vice President, Sales and Marketing in March 1999. He joined the Board of Directors in July 1996 and served as Vice Chairman of the Board from August 1996 to February 1999. Since August 1994, he has served as Chairman of the Board of Impulse Telecommunications Corporation, a wireless communications consulting and engineering firm ("Impulse"). Prior to joining Impulse, from December 1992 to August 1994, Mr. Cotten was President, Chief Executive Officer and Chief Operating Officer of Scott Instruments Corporation, a pioneer in voice recognition systems and from December 1990 to November 1992, he was President and Chief Executive Officer of ACS Software Products Group, a software company for the apparel industry. Prior to that, he also served as Vice-Chairman and co-founder of NetAmerica, a digital networking company, held vice-president positions at Microdynamics, Inc., a CAD/CAM company for the apparel industry, Northern Telecom, Inc., a telecommunications company, Data Transmission Corporation, a digital networking company, and Danray, a communications switch manufacturing company, and spent nearly 10 years with Texas Instruments, where he held various management positions. Mr. Cotten received his B.A. in business from Oklahoma State University.

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

    James G. Evans, Jr. joined the Company in March 1995 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, from 1983 to 1995, Mr. Evans held several senior executive positions within finance and operations at Applied Magnetics Corporation, a manufacturer of magnetic record heads for hard disk drives, most recently as Customer Business Director and Financial Director of Thin-Film Products, where he was responsible for the design, off-shore manufacturing, pricing, planning and quality of the product for one-third of that company's customers. Before joining Applied Magnetics Corporation, Mr. Evans was Director of Financial Planning for Tiger International, a transportation company. Mr. Evans has an M.B.A. in Accounting from the University of Southern California and a B.A. in Business Economics from the University of California at Santa Barbara. Mr. Evans is a certified public accountant.

    Benson Chin joined the Company as Vice President, Wireless Manufacturing in August 1998. Prior to joining the Company, from October 1989 to July 1998, Mr. Chin held a variety of managerial positions at Harman International Industries, Inc., a worldwide manufacturer of audio products, most recently as Executive Director of Manufacturing. From 1971 to 1983 Mr. Chin held managerial and technical positions at Burroughs/UNISYS, Pertec Computer Corporation, Data Products and GTE. Mr. Chin holds a M.B.A. from California Lutheran College and a B.S. in industrial engineering from San Jose State University. Mr. Chin is also a registered Professional Engineer in the state of California and is certified in Production and Inventory Management (CPIM).

    Michael M. Eddy, Ph.D., became Vice President, Operations in July 1997 and Vice President of Materials Operations in August 1998. Dr. Eddy joined STI in 1988 and most recently held the position of Director of Materials. Prior to that Dr. Eddy held research positions at Rutherford Appleton Laboratory in England and the University of California at Santa Barbara. Dr. Eddy holds a Bsc in chemistry from Sheffield University, a Ph.D. in chemistry from Oxford University and an M.B.A. from Pepperdine University.

    Neal O. Fenzi became Vice President, Engineering in July 1997. Mr. Fenzi joined STI in 1992 and most recently held the position of Director of RF Engineering. From 1982 to 1992 Mr. Fenzi worked in various engineering and management positions at Hughes Aircraft Company, Space and Communications Group and Amplica, Inc., a developer of microwave amplifier and sub-assemblies. Mr. Fenzi received his B.S.E.E. in 1982 from New Mexico State University.

    Robert P. Caren, Ph.D., has served on both the Board of Directors and the Technical Advisory Board of the Company since January 1988. From May 1997 until September 1998, Dr. Caren was Chairman of the Board of Litex, Inc., an automobile emissions technology company. From 1988 to 1995, when he retired, Dr. Caren served as Corporate Vice President, Sciences and Engineering, for Lockheed Martin Corporation. Dr. Caren is a fellow of the American Institute of Aeronautics and Astronautics, American Astronautics Society and the American Association for the Advancement of Science. He is a member of the National Academy of Engineering, a member of the California Commission on Science and Technology and past Chairman of the Research Division of the Defense Preparedness Association. Dr. Caren received his Ph.D., M.S. and B.S. in physics from Ohio State University.

    Dennis Horowitz has served on the Board of Directors of the Company since June 1990. Mr. Horowitz is currently President Chief Executive Officer and a Director of Wolverine Tube, Inc., a manufacturer and distributor of copper and copper alloy tubes and fabricated products. From September 1994 to April 1997, he served as Corporate Vice President and President of the Americas, AMP Incorporated, an interconnection device company. From October 1993 to August 1994, Mr. Horowitz served as President and Chief Executive Officer of Philips Technologies, a Philips Electronics North America company. From April 1990 to September 1993, Mr. Horowitz served as President and Chief Executive Officer of Philips Components, Discrete Products Division. From 1988 to 1990, he served as President and Chief Executive Officer of Magnavox CATV, and from 1980 to 1988 he was involved in the general administration of North American Philips Corporation. Philips Components and Magnavox CATV are divisions of North American Philips Corporation. Mr. Horowitz is a director of Aerovox Corporation. Mr. Horowitz holds an M.B.A and a B.A. in economics from St. John's University.

    John Lockton joined the Board of Directors of the Company in December 1997. Mr. Lockton is currently Chairman of IPWireless, Inc, a wireless internet access and IP telephony service provider. From August 1991 to March 1998, he was President, Chief Executive Officer and a Director of International Wireless Communications, Inc. ("IWC"), an operator of cellular systems which filed for bankruptcy in September 1998 under Chapter 11 of the U.S. Bankruptcy Code. He was the Vice-Chairman and a director of IWC from March 1998 until June 1998 and remained involved with the company until September 1998. From May 1990 to August 1991 he was Managing Partner of Corporate Technology Partners, a joint venture with Bell Canada Enterprises. In 1988, Mr. Lockton founded Cellular Data, Inc., a cellular wireless data technology company, and Star Associates, Inc., a cellular radio RSA company. He founded and was a director of Interactive Network, Inc. a wireless-based television company, and was Chairman of the Board of Directors until December 1994. From 1983 to 1987 Mr. Lockton was Executive Vice President of Pacific Bell (now Pacific Telesis). From 1980 to 1983 he was President of Warner Amex (now Time Warner) Cable Television, Inc. From 1968 to 1980 Mr. Lockton served in various capacities at Dun & Bradstreet. Mr. Lockton is the primary inventor of a patented wireless technology for Personal Communication Services (PCS). Mr. Lockton is a graduate of Yale University (Phi Beta Kappa), Harvard Law School and received an Executive M.B.A. from Columbia University.

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

ITEM 2.        PROPERTIES.
    The Company's primary operations, including its manufacturing line, are located in approximately 36,000 square feet of space in Santa Barbara, California. The Company occupies approximately 33,000 square feet of this space under a lease that expires on December 31, 2009. The remaining 3,000 square feet is occupied under a lease that expires in January 2001. The Company also has sales offices in Illinois, Texas and Massachusetts, which are occupied under leases expiring in 1999 and 2000. The Company believes its facilities will be adequate to meet its current and reasonably anticipated needs for the next year. See "Factors Affecting Business Operations--Business Interruptions and Dependence on a Single U.S. Facility."

ITEM 3.    LEGAL PROCEEDINGS
    There are currently no pending or threatened material legal actions against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK
    The Company's Common Stock is listed on The Nasdaq Stock Market(R) under the symbol "SCON". The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on The Nasdaq Stock Market(R).

                                                              HIGH         LOW
                                                             ------      ------
               1996
               Quarter ended March 30, 1996 ...............  $ 9.50      $ 4.00
               Quarter ended June 30, 1996 ................  $ 8.75      $ 6.53
               Quarter ended September 29, 1996 ...........  $ 8.34      $ 6.25
               Quarter ended December 31, 1996 ............  $ 7.50      $ 3.38
               1997
               Quarter ended March 29, 1997 ..............   $ 4.75      $ 3.38
               Quarter ended June 28, 1997 ...............   $ 4.13      $ 2.50
               Quarter ended September 27, 1997...........   $ 5.31      $ 2.00
               Quarter ended December 31, 1997 ...........   $ 4.25      $ 2.19

               1998
               Quarter ended March 28, 1998 ..............   $ 3.75      $ 2.50
               Quarter ended June 27, 1998 ...............   $ 6.63      $ 3.41
               Quarter ended September 26, 1998 ..........   $ 6.56      $ 4.00
               Quarter ended December 31, 1998 ...........   $ 5.75      $ 3.25

               1999
               Quarter ended April 3, 1999 ...............   $ 4.63      $ 3.31
               (Through March 23, 1999)

HOLDERS OF RECORD
    As of March 23, 1999, there were approximately 180 holders of record of the Common Stock.

DIVIDENDS
    The Company has never paid cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future. Furthermore, the Company's equipment lease lines prohibit it from paying cash dividends. The Company intends to retain future earnings, if any, for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES
    Between March 26, 1998 and the filing date of this Form 10-K, the Company raised a total of $11,875,000 through the sale of securities to an institutional investor in private offerings (the "Financings") of Preferred Stock and warrants for the purchase of Common Stock. The Company issued Series A, Series A-1 and Series B Preferred Stock and related warrants that were exchanged for Series A-2, Series A-3, Series B-1, and modified warrants, respectively, on February 26, 1999 (the "Exchange"). Following the Exchange, the Company, by action of its Board of Directors, eliminated the Series A, Series A-1 and Series B Preferred Stock. On March 5, 1999 the Company issued Series C Preferred Stock and related warrants. The chart below reflects the private securities outstanding following completion of the Financings and the Exchange:

---------------------------------------------------------------------------------------------------
                                  Common Stock
                                    Issuable      Warrants for
   Series of        Number of         upon        Purchase of        Total         Date of
   Preferred      Shares Issued    Conversion        Common      Consideration   Issuance(3)
    Stock(1)                      of Preferred      Stock(2)       Received
                                     Shares
---------------------------------------------------------------------------------------------------
Series A-2          64,584         1,291,680         100,000      $3,875,000      February 26, 1999
---------------------------------------------------------------------------------------------------
Series A-3          12,500           250,000          66,667      $1,000,000      February 26, 1999
---------------------------------------------------------------------------------------------------
Series B-1          50,000         1,000,000         120,000      $4,000,000      February 26, 1999
---------------------------------------------------------------------------------------------------
Series C            41,667           833,340         120,000      $3,000,000      March 5, 1999
---------------------------------------------------------------------------------------------------

(1) In the event that the Company's stockholders do not approve the elimination of the Preferred Stock conversion limitation, as described below, each share of Preferred Stock shall be entitled to a cumulative dividend equal to 20% of the purchase price of the Preferred Stock. Such dividends shall be deemed to have accrued daily from the date of the issuance of the Preferred Stock as described in footnote 3 to this table.

(2)     The exercise prices and expiration dates of the warrants are as follows:
        Series A-2, $4.00 per share, expiring March 26, 2003; Series A-3, $4.00 per share, expiring August 11, 2003; Series B-1, $5.70 per share, expiring September 2, 2003; and Series C, $4.50 per share, expiring March 5, 2004. In connection with the Exchange the Company issued warrants for the purchase of up to 75,000 shares of Common Stock at a purchase price of $7.00 per share, expiring February 26, 2004.

(3) The Exchange occurred on February 26, 1999. The Series A-2 Preferred Stock was exchanged for 500,000 shares of Series A Preferred Stock issued on March 26, 1998 and 145,833 shares of Series A Preferred Stock issued on September 3, 1998. The Series A-3 Preferred Stock was exchanged for Series A-1 Preferred Stock issued on August 11, 1998 and the Series B-1 Preferred Stock was exchanged for Series B Preferred Stock issued on September 2, 1998.

    A maximum of 1,533,709 shares of Common Stock may be issued upon conversions and exercises of the Preferred Stock and warrants described above until the Company's stockholders approve the elimination of such limitations. All of the Financings were effected pursuant to an exemption from federal registration requirements provided under Rule 506 of federal Regulation D. The purchaser in each case was an accredited investor. The Exchange was effected through an exemption from registration for exchanges with existing security holders provided under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

    During the past three years the Company has also issued warrants in private placements in connection with the Company's leasing and financing activities. On December 21, 1998 the Company issued warrants to Silicon Valley Bank for the purchase of 40,000 shares of Common Stock at a price of $4.00 per share. On November 22, 1996 the Company issued warrants to Van Kasper & Company, the underwriter of the Company's secondary offering, for the purchase of 150,000 shares of Common Stock at a price of $4.50 per share. In each case the securities were issued pursuant to a private placement registration exemption under Section 4(2) of the Securities Act. All of the warrant holders are sophisticated institutional investors that obtained the warrants for investment purposes.


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

                                                        Year Ended December 31,
                                                        -----------------------
                                            1994        1995        1996        1997        1998
                                          --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Net Revenues:
   Government contract revenues .......   $  4,979    $  7,310    $  7,104    $  8,104    $  6,029
   Commercial product revenues ........        450         300         250         175       1,954
   Sublicense royalties ...............         75           0          38          38           0
                                          --------    --------    --------    --------    --------
      Total net revenues ..............      5,504       7,610       7,392       8,317       7,983

Costs and expenses:
   Cost of commercial product revenues           0           0           0           0       5,873
   Contract research and development ..      4,030       5,414       5,721       6,218       4,693
   Other research and development .....      2,085       2,397       2,260       1,809       1,161
   Selling, general and administrative       2,928       2,871       2,967       4,076       5,435
                                          --------    --------    --------    --------    --------
       Total operating expenses .......      9,043      10,682      10,948      12,103      17,162
                                          --------    --------    --------    --------    --------

Loss from operations ..................     (3,539)     (3,072)     (3,556)     (3,786)     (9,179)
Other income (expense), net ...........        280         253          85         245          17
                                          --------    --------    --------    --------    --------

Net loss ..............................   ($ 3,259)   ($ 2,819)   ($ 3,471)   ($ 3,541)   ($ 9,162)
                                          ========    ========    ========    ========    ========

Basic and diluted loss per share ......   ($  0.55)   ($  0.47)   ($  0.57)   ($  0.46)   ($  1.22)

Weighted average number of shares
outstanding ...........................      5,971       6,026       6,117       7,701       7,725

                                                                December 31,
                                                                ------------
                                            1994        1995        1996        1997        1998
                                          --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
   investments ........................   $  7,930    $  5,244    $  6,871    $  3,537    $    310
Working capital .......................      8,242       5,695       7,178       3,500       1,349
Total assets ..........................     14,613      11,878      13,344      10,087      12,509
Long-term debt ........................        724         453          77          13         932
Redeemable preferred stock ............          0           0           0           0       8,982
Total stockholders' equity (deficit) ..     12,640      10,087      11,290       8,166      (1,197)


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

    Superconductor Technologies Inc. was founded in 1987 and is focused on the commercialization and manufacture of its high temperature superconducting ("HTS") products, primarily targeted toward commercial applications in the worldwide wireless communications market through its SuperFilter(R) product. The Company also pursues communication products and related applications in the government business sector. Historically, the Company had been principally engaged in research and development activities related to advanced electronic products that incorporate HTS materials. The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. Superconductor Technologies is a development stage company and has incurred cumulative losses of $36,215,000 from inception to December 31, 1998.

RESULTS OF OPERATIONS

1998 AS COMPARED WITH 1997
    Net revenues. Net revenues decreased by $334,000, or 4%, from $8.3 million in 1997 to $8.0 million in 1998, due to a decrease in government contract revenues and sublicense royalties offset by an increase in commercial product revenues.

    Government contract revenues decreased by $2.1 million, or 26% from $8.1 million in 1997 to $6.0 million in 1998, which is primarily attributable to the completion of certain government programs and the transition period associated with entering into new government contracts. Government contract revenues constituted 97% and 76% of net revenues in 1997 and 1998, respectively.

    Commercial product revenues from the sale of the Company's HTS wireless products increased by $1.8 million, or 1017%, from $175,000 in 1997 to $2.0 million in 1998. This increase in commercial product revenues is the result of the Company's increased sales of the SuperFilter(R) product. A substantial portion of the increase results from the shipment of 83 SuperFilter(R) systems in 1998 compared to 1 system in 1997.

    Sublicense royalties were $38,000 in 1997. There were no sublicense royalties in 1998, as the Company did not offer any new sublicense agreements on its patents during this time period and collected only minimal amounts under existing licenses.

    Cost of commercial product revenues. The cost of commercial product revenues was $5.9 million in 1998. Included in the cost of commercial product revenues are all direct costs of manufacturing, manufacturing overhead and related start-up costs, which substantially increased over 1997.

    Contract research and development. Contract research and development expenses decreased by $1.5 million, or 25%, from $6.2 million in 1997 to $4.7 million in 1998. This decrease is attributable to the decrease in government contract revenue that is directly related to contract expenses.

    Other research and development expenses. Other research and development expenses decreased by $648,000, or 36%, from $1.8 million in 1997 to $1.2 million in 1998. This decrease is the result of the Company's continued focus on commercial production and ramp-up of manufacturing capacity.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.3 million, or 33%, from $4.1 million in 1997 to $5.4 million in 1998. This increase is due to increased labor-related expenses attributable to the expansion of the Company's sales force, as well as increased efforts in the Company's marketing program which included advertising and trade shows.

    Other income (expense), net. Interest income decreased by $196,000, or 71%, from $275,000 in 1997 to $79,000 in 1998, as a result of the reduction in the interest-earning investment balances used to fund and expand operations. Interest expense increased by $32,000, or 107%, from $30,000 in 1997 to $62,000 in 1998, as the Company entered into new financing agreements in 1998.

1997 AS COMPARED WITH 1996
    Net revenues. Net revenues increased by $925,000, or 13%, from $7.4 million in 1996 to $8.3 million in 1997, due to an increase in government contract revenues.

    Government contract revenues increased by $1,000,000, or 14%, from $7.1 million in 1996 to $8.1 million in 1997, which is primarily attributable to revenues associated with a government contract which the Company was awarded in the third quarter of 1996. Government contract revenues constituted 96% and 97% of net revenues in 1996 and 1997, respectively.

    Commercial sales of the Company's HTS products decreased by $75,000, or 30%, from $250,000 in 1996 to $175,000 in 1997. This decrease in commercial revenues is the result of the Company's continuing efforts to shift its emphasis towards SuperFilter(R) products and cryogenic cooler sales and away from sales of components such as films and development hardware.

    Sublicense royalties were $38,000 in 1996 and 1997 and related to an initial sublicensing agreement in 1996.

    Contract research and development. Contract research and development expenses increased by $497,000, or 9%, from $5.7 million in 1996 to $6.2 million in 1997. This increase is attributable to the increase in government contract revenue that is directly related to contract expenses as well as increased research and development efforts that are allowable expenses under these contracts.

    Other research and development expenses. Other research and development expenses decreased by $451,000, or 20%, from $2.3 million in 1996 to $1.8 million in 1997. This decrease is the result of the Company directing its research and development efforts towards contract research and development projects.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.1 million, or 37%, from $3.0 million in 1996 to $4.1 million in 1997. This increase is the result of the Company's strategy to increase its sales and marketing efforts related to the SuperFilter(R) product and to develop the appropriate manufacturing infrastructure to support these efforts. During the second half of 1997, the Company hired two additional sales and marketing professionals and embarked on an advertising campaign to promote the awareness of its product among wireless service providers. In addition, the Company appointed a Vice-President of Operations to establish the appropriate manufacturing infrastructure in order to product the SuperFilter(R) product in an efficient and cost-effective manner.

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

FLUCTUATIONS IN PERIODIC RESULTS
    A significant portion of the Company's revenues has historically consisted of government research and development contract revenues. The Company expects that government contract revenue will continue to account for a portion of total net revenues over the next several quarters. Government contract revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns, as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Net Revenues" and "Item 1--Business--Government Contracts" and -- "Factors Affecting Future Business Operations-High Degree of Dependence on Government Contracts."

    As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenue will increase. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonality or other currently unforeseen factors causing additional variability in its results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net revenues" and "Item 1 -- Business -- Government Contracts."

LIQUIDITY AND CAPITAL RESOURCES
    At December 31, 1998, the Company's cash and cash equivalents totaled $310,000. The Company considers investments with original maturities of three months or less to be cash equivalents. The Company did not have any short-term investments at December 31, 1998. Cash and cash equivalents and short-term investments decreased $3.2 million, or 91%, from $3.5 million at December 31, 1997 to $310,000 at December 31, 1998. The decrease is the result of funding operating losses of $9.2 million and purchases of new equipment in the amount of $3.4 million for the expansion of manufacturing operations and working capital increases of $3.0 million (accounts receivable increase of $900,000 and inventory increase of $2.1 million), offset by proceeds of $8.9 million from the sale of preferred stock in private placements (before offering costs of $164,000), capital lease financing of $1.1 million, a revolving line of credit of $633,000 and an increase in accounts payable of $1.1 million.

    The Company has financed its operations from inception through December 31, 1998 primarily from net proceeds of $12.7 million raised in its initial public offering, $15.0 million raised in private placements prior to the initial public offering, $4.6 million from net proceeds raised in its secondary offering, $8.9 million in private placements of preferred stock in 1998, $51.1 million in government development contract revenues and $4.4 million in product and license revenues. Operating activities used $2.4 million, $1.9 million and $10.3 million of cash and cash equivalents in 1996, 1997 and 1998, respectively. Investing activities used cash of $1.7 million in 1996, provided cash of $744,000 in 1997 and used cash of $1.3 million in 1998. Financing provided cash of $4.3 million in 1996 (primarily from the proceeds of the secondary offering), used cash of $6,000 in 1997 and provided cash of $10.4 million in 1998 (primarily from the proceeds of the private placements and capital lease financing). The Company expects to rely on external financing to meet its cash needs for the foreseeable future.

    The Company's principal resource commitments at December 31, 1998 consisted of accounts payable and accrued employment compensation of $2.4 million and $583,000, respectively, and approximately $1.7 million of obligations under equipment financing commitments.

    During December 1998, the Company amended its Loan and Security Agreement, which includes a revolving line of credit maturing in December 1999. Pursuant to this transaction, the Company issued warrants to purchase 40,000 shares of Common Stock at $4.00 per share. The revolving line of credit is not to exceed the lesser of (i) $1.5 million or (ii) 75% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate plus 1% (8.75% at December 31, 1998). The Company is required to maintain certain minimum tangible net worth, debt, and other financial and business covenants. Borrowings under the revolving line of credit are secured by substantially all of the Company's assets. The agreement is renewable annually. All outstanding borrowings under all previous agreements were fully paid at December 31, 1998. At December 31, 1998, the Company had $633,000 outstanding under this agreement.

    On March 26, 1998, the Company sold 500,000 shares of Series A Preferred Stock in a private placement at a price of $6.00 per share. The Company sold an additional 145,833 shares of Series A Preferred Stock on September 3, 1998 at a price of $6.00 per share. On August 11, 1998 the Company sold 125,000 shares of Series A-1 Preferred Stock at a price of $8.00 per share. In connection with these financings, the Company issued warrants for the purchase of up to 166,667 shares of Common Stock at a price of $4.00 per share. Proceeds from the sale of Series A and Series A-1 Preferred Stock totaled approximately $4.875 million. Each share of Series A and Series A-1 Preferred Stock was initially convertible without limitation into two shares of Common Stock, and had redemption features either allowing or requiring the Company to redeem the stock at future points in time. On February 26, 1999, the Company entered into an Exchange Agreement with the holders of the Preferred Stock. In the Exchange all of the Series A and Series A-1 Preferred Stock were exchanged for Series A-2 and Series A-3 Preferred Stock, respectively. The features of the Series A-2 and Series A-3 Preferred Stock are similar to the Series A and Series A-1 Preferred Stock, except for convertibility, redemption and dividends. Unlike the Series A and Series A-1 Preferred Stock, the Series A-2 and Series A-3 Preferred Stock are not redeemable and may not be freely converted until the Company's stockholders approve the removal of the conversion limitation. The Series A-2 and Series A-3 Preferred Stock each carry a cumulative dividend of 6% per annum but will be entitled to dividends of 20% per annum if the Company's stockholders do not approve the elimination of the conversion restrictions on the Series A-2 and Series A-3 Preferred Stock. The warrants issued in connection with the Series A and Series A-1 Preferred Stock financing were exchanged in the Exchange for warrants with restrictions on exercise pending stockholder approval of elimination of the exercise limitations but otherwise similar terms.

    The Company raised $4 million in total proceeds on September 2, 1998 through the private placement of 500,000 shares of Series B Preferred Stock at a price of $8.00 per share. In connection with this financing the Company issued warrants for the purchase of up to 120,000 shares of Common Stock at a price of $5.70 per share. Under certain conditions, which were not met, the Company was to have issued the Series B Preferred Stock purchaser additional warrants. Each share of Series B Preferred Stock was initially convertible without limitation into two shares of Common Stock, and had redemption features either allowing or requiring the Company to redeem the stock at future points in time. On February 26, 1999, the Company entered into an Exchange Agreement with the holders of the Preferred Stock. In the Exchange all of the Series B Preferred Stock was exchanged for Series B-1 Preferred Stock which has features similar to the Series B Preferred Stock, except for convertibility, redemption and dividends. Unlike the Series B Preferred Stock, the Series B-1 Preferred Stock is not redeemable and may not be freely converted until the Company stockholders approve the removal of the conversion limitation. The Series B-1 Preferred Stock bears a cumulative dividend of 7% per annum that will increase to 20% per annum if the Company's stockholders do not approve the elimination of the conversion restrictions on the Series B-1 Preferred Stock. The warrants issued in connection with the Series B Preferred Stock financing were exchanged in the Exchange for warrants with restrictions on exercise pending stockholder approval of elimination of the exercise limitations but otherwise similar terms.

    On March 5, 1999 the Company raised $3 million in total proceeds through the private placement of 41,667 shares of Series C Preferred Stock at a price of $72.00 per share and the issuance of warrants for purchase of up to 120,000 shares of Common Stock at a price of $4.50 per share. Each share of Series C Preferred Stock is initially convertible into 20 shares of Common Stock. The Series C Preferred Stock may not be freely converted until the Company's stockholders approve the removal of the conversion limitation. The Series C Preferred Stock bears a dividend of 7% per annum that increases to 20% per annum if the Company's stockholders do not approve of the elimination of the Series C Preferred Stock conversion restrictions.

    Accretion of the redemption value of the Series A, Series A-1 and Series B Preferred Stock was not material to the period ended December 31, 1998. None of the Company's Preferred Stock is currently redeemable.

    The Company invests available funds in short-term, investment grade investments, including without limitation government obligations, corporate commercial paper, certificates of deposit and money market funds. The Company may also invest available funds in intermediate-term investment grade securities.

    To date, inflation has not had a material impact on the Company's financial results.

    In 1998, the Company entered into a $1.1 million capital lease financing commitment with two different leasing companies. The lease financing carries an implicit interest rate of approximately 14.8% for 60 months. At December 31, 1998, the amounts outstanding under these agreements were $961,000.

    The Company has signed a master lease agreement for an additional $1.5 million in capital lease financing and expects to draw upon approximately $900,000 during the next several months. In addition, the Company is also exploring the expansion of its working capital lines of credit in order to provide additional flexibility to fund its working capital needs. The Company is also reviewing other means of equity infusion in order to support the Company's growth potential and operations. The Company anticipates relying on external sources of financing to meet its cash needs over the next 12 months. There can be no assurance that additional financing will be available to the Company, on terms acceptable to the Company, if at all. In addition, if the Company does not meet its operating objectives for market penetration and manufacturing production, the need for capital will increase substantially.

FUTURE ACCOUNTING REQUIREMENTS
    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 will become effective for the

Company in 2000. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flow.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    All information required by this item is included on pages 29 to 43 in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
    Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
    Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption "Business--Executive Officers and Directors" and under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1998.

ITEM 11.   EXECUTIVE COMPENSATION.
    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Executive Compensation -Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1998.

                                            PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)   The following documents are filed as part of this Report:

              1. Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in Part IV of this Report on the pages indicated:

                                                                                                  PAGE
                                                                                                  ----
                   Report of Independent Accountants............................................... 29
                   Balance Sheet as of December 31, 1997 and 1998.................................  30
                   Statement of Operations for the years ended December 31, 1996, 1997 and 1998 and for the period May 11, 1987 (inception) to December 31, 1998................ 31
                   Statement of Stockholders' Equity for the period from May 11,  1987 (inception)
                   to December 31, 1998............................................................ 32
                   Statement of Cash Flows for the years ended December 31, 1996, 1997 and
                   1998 and for the period May 11, 1987 (inception) to December 31, 1998........... 33
                   Notes to Financial Statements................................................... 34

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

              2.   Exhibits:

    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
    -------                      -----------------------
      3.1        Amended and Restated Certificate of Incorporation of the
                 Company
      3.2(1)     Bylaws of the Registrant
      4.1(1)     Form of Common Stock Certificate
      4.2        Form of Series A-2 Preferred Stock Certificate
      4.3        Form of Series A-3 Preferred Stock Certificate
      4.4        Form of Series B-1 Preferred Stock Certificate
      4.5        Form of Series C Preferred Stock Certificate
      4.6(1)     Form of Representative's Warrant Agreement
      4.7(2)     Form of warrant issued to Van Kasper & Company
      4.8        Form of warrant issued to holders Series A-2 and Series A-3
                 Preferred Stock
      4.9        Form of warrant issued to holders of Series B-1 Preferred Stock
      4.10       Form of warrant issued to holders of Series C Preferred Stock
      4.11       Form of warrant issued in connection with the Exchange
                 Agreement dated February 26, 1999
      4.12       Form of warrant issued to Silicon Valley Bank dated December
                 21, 1998
      4.13       Series C Preferred Stock Purchase Agreement dated March 5, 1999
      4.14       Second Amended and Restated Stockholder Rights Agreement dated
                 February 26, 1999
      4.15       Amended and Restated Registration Rights Agreement dated
                 February 26, 1999
      4.16       Registration Rights Agreement with Silicon Valley Bank dated
                 December 21, 1998
     10.1(1)*    Technology Agreement between the Registrant and Lockheed
                 Corporation dated January 8, 1988
     10.2(1)     Technical Information Exchange Agreement between the Registrant and Philips dated September 1989
     10.3(1)     Standard Industrial Lease between the Registrant and UML Real
                 Estate Partnership dated January 1, 1990 Sublease between
                 Registrant and Consolidated Packaging Machinery Company d.b.a.
                 Industrial Automation Corporation dated October 25, 1989
     10.4(1)     Form of Consulting Agreement
     10.5(1)     Form of Employee Proprietary Information Agreement
     10.6(1)     1992 Director Option Plan
     10.7(1)     Form of Indemnification Agreement
     10.8(1)     License Agreement between the Registrant and the University of
                 Arkansas dated April 9, 1992, as amended
     10.9(1)     Loan and Security Agreement between the Registrant and Silicon
                 Valley Bank dated May 17, 1991,as amended
     10.10(1)    1992 Stock Option Plan

     10.11(1)    Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties;
                 Purchase Order dated October 10, 1991
     10.12(1)*   Joint Venture Company (JVC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992
     10.13(1)    Government Contract issued to Registrant by the Defense
                 Advanced Research Projects Agency through the Office of Naval
                 Research dated September 4, 1991
     10.14(2)*   License Agreement between the Registrant and E.I. DuPont de
                 Nemours and Company dated December 1992
     10.15(1)    Note and Warrant Purchase Agreement dated December 28, 1992
     10.16(3)*   Superconductor Technologies Inc. Purchase Agreement
     10.17(4)    Loan and Security Agreement between Registrant and Silicon
                 Valley Bank dated August 26, 1994
     10.18(4)    Form of Distribution Agreement
     10.19(4)    Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement
     10.20(5)    Loan and Security Agreement between Registrant and Silicon
                 Valley Bank dated June 27, 1995
     10.21(6)*   Joint Venture Agreement between Registrant and Alantac
                 Technologies (S) Pte Ltd., dated May 20, 1996
     10.22(7)    Employment Offer Letter to M. Peter Thomas dated April 3, 1997
     10.23(8)    Employment Agreement with E. Ray Cotten dated July 1, 1997
     10.24       Amendment dated December 21, 1998 to the Loan and Security
                 Agreement between Registrant and Silicon Valley Bank dated
                 August 26, 1994.
     23.1        Consent of Independent Accountants
     24.1        Power of Attorney (included on signature page hereto)

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).
(2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).
(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1993.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1994.
(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1995.
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-10569).
(7) Incorporated by reference from the Registrant's Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29,1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-Q.
(8)   Incorporated by reference from the Registrant's Annual Report on Form
      10-K filed for the year ended December 31, 1997.

* Confidential treatment has been previously granted for certain portions of these exhibits.

          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.
          (c) Exhibits. See Item 14(a) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
Superconductor Technologies Inc. (a Development Stage Enterprise)


In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Superconductor Technologies Inc. (a Development Stage Enterprise) at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and the period from May 11, 1987 (inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
February 19, 1999, except as to Note 12, which is as of March 26, 1999

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                ASSETS                              DECEMBER 31,       DECEMBER 31,
                                                                        1997               1998
                                                                    ------------       ------------
Current assets:
     Cash and cash equivalents ...............................      $  1,438,000       $    310,000
     Short-term investments ..................................         2,099,000                  0
     Accounts receivable .....................................         1,048,000          1,939,000
     Inventory ...............................................           677,000          2,719,000
     Prepaid expenses and other current assets ...............           146,000            173,000
                                                                    ------------       ------------
          Total current assets ...............................         5,408,000          5,141,000

Property and equipment, net of accumulated depreciation
  of $6,534,000 and $6,985,000, respectively .................         2,456,000          5,114,000
Patents and licenses, net of accumulated amortization
  of $1,057,000 and $1,285,000, respectively .................         2,152,000          2,070,000
Other assets .................................................            71,000            184,000
                                                                    ------------       ------------

          Total assets .......................................      $ 10,087,000       $ 12,509,000
                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................      $  1,407,000       $  2,396,000
     Accrued compensation ....................................           437,000            583,000
     Current portion of long-term debt and capitalized
       lease obligations  ....................................            64,000            813,000
                                                                    ------------       ------------
          Total current liabilities ..........................         1,908,000          3,792,000
Long-term debt ...............................................            13,000            932,000
                                                                    ------------       ------------
          Total liabilities ..................................         1,921,000          4,724,000
                                                                    ------------       ------------

Redeemable Preferred Stock, $.001 par value, 2,000,000
  shares authorized, Series A 645,833 shares issued and
  outstanding, Series A-1 125,000 shares issued and outstanding,
  Series B 500,000 shares issued and outstanding .............                            8,982,000

Commitments and contingencies

Stockholders' equity:
     Common Stock, $.001 par value, 30,000,000 shares
        authorized, 7,699,581 and 7,722,591 shares issued
        and outstanding ......................................             8,000              8,000
     Capital in excess of par value ..........................        35,211,000         35,010,000
     Deficit accumulated during development stage ............       (27,053,000)       (36,215,000)
                                                                    ------------       ------------

          Total stockholders' equity (deficit) ...............         8,166,000         (1,197,000)
                                                                    ------------       ------------

          Total liabilities and stockholders' equity (deficit)      $ 10,087,000       $ 12,509,000
                                                                    ============       ============


               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                                                       FOR THE YEAR ENDED
                                                           DECEMBER 31,                     MAY 11, 1987
                                                           ------------                    (INCEPTION) TO
                                              1996             1997             1998      DECEMBER 31, 1998
                                          ------------     ------------     ------------  -----------------
Net Revenues:
   Government contract revenues           $  7,104,000     $  8,104,000     $  6,029,000     $ 51,137,000
   Commercial product revenues                 250,000          175,000        1,954,000        3,852,000
   Sublicense royalties                         38,000           38,000                0          539,000
                                          ------------     ------------     ------------     ------------
      Total net revenues                     7,392,000        8,317,000        7,983,000       55,528,000
                                          ------------     ------------     ------------     ------------
Costs and expenses:
   Cost of commercial product revenues               0                0        5,873,000        5,873,000
   Contract research and development .       5,721,000        6,218,000        4,693,000       40,121,000
   Other research and development            2,260,000        1,809,000        1,161,000       19,196,000
   Selling, general and administrative       2,967,000        4,076,000        5,435,000       28,086,000
                                          ------------     ------------     ------------     ------------
     Total costs and expenses               10,948,000       12,103,000       17,162,000       93,276,000
                                          ------------     ------------     ------------     ------------
Loss from operations                        (3,556,000)      (3,786,000)      (9,179,000)     (37,748,000)
Interest income                                156,000          275,000           79,000        2,969,000
Interest expense                               (71,000)         (30,000)         (62,000)      (1,317,000)
Other income (expense), net                          0                0                0         (119,000)
                                          ------------     ------------     ------------     ------------
      Net loss                            ($ 3,471,000)    ($ 3,541,000)    ($ 9,162,000)    ($36,215,000)
                                          ============     ============     ============     ============
Basic and diluted loss per share          ($      0.57)    ($      0.46)    ($      1.22)
                                          ============     ============     ============
Weighted average number of
 shares outstanding                          6,117,126        7,701,435        7,724,829
                                          ============     ============     ============


               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         DEFICIT
                                                                           CAPITAL        COMMON       ACCUMULATED
                                COMMON STOCK      CONVERTIBLE PREFERRED   IN EXCESS        STOCK         DURING
                              ----------------    ---------------------     OF PAR     SUBSCRIPTIONS   DEVELOPMENT
                              SHARES    AMOUNT      SHARES    AMOUNT        VALUE        RECEIVABLE       STAGE           TOTAL
                              ------    ------      ------    ------     -----------    -----------   -------------   ------------
  Issued to directors        310,000    $1,000                           $    99,000                                    $ 100,000
    Issued for acquisition   250,000                                          25,000                                       25,000
  Issued to employees
    and consultants          772,542     1,000                               222,000     ($ 176,000)                       47,000
  Issued for services          6,000                                          42,000                                       42,000
  Payment received on
    common stock sub-
    scription receivable                                                                      3,000                         3,000
  Series A preferred
    stock issued                                   615,000    $1,000         427,000                                      428,000
  Series B preferred
    stock issued                                 2,546,482     3,000       7,576,000                                    7,579,000
  Repurchase of common
   stock and elimination
   of related sub-
   scription receivable      (42,301)                                        (17,000)        23,000                         6,000
   Series D preferred
    stock issued                                 2,394,288     2,000       8,268,000                                    8,270,000
  Compensation expense                                                       441,000                                      441,000
  Initial public offering
    of shares              1,500,000     1,000                            12,730,000                                   12,731,000
  Conversion of
    preferred stock        2,777,885     3,000  (5,555,770)   (6,000)          3,000
  Exercise of
    stock options            451,939                                         306,000                                      306,000
  Repayment of
    stockholder note                                                                        150,000                       150,000
  Unrealized loss on
    available-for-sale
    securities
  Net loss from 5/11/87
    (inception)
    through 12/31/95                                                                                   (20,041,000)   (20,041,000)
                           ---------    ------   -------     --------    -----------    -----------   -------------   ------------
  Balance at 12/31/95      6,026,065     6,000        --           --     30,122,000             --    (20,041,000)    10,087,000

  Exercise of
    stock options             48,248                                          74,000                                       74,000
  Cashless exercise
    of warrants                1,347
  Secondary offering       1,500,000     2,000                             4,582,000                                    4,584,000
  Compensation expense                                                        16,000                                       16,000
  Net loss                                                                                              (3,471,000)    (3,471,000)
                           ---------    ------   -------     --------    -----------    -----------   -------------   ------------
  Balance at 12/31/96      7,575,660     8,000        --           --     34,794,000             --    (23,512,000)    11,290,000
  Exercise of
    stock options            123,921                                         417,000                                      417,000
  Net loss                                                                                              (3,541,000)    (3,541,000)
                           ---------    ------   -------     --------    -----------    -----------   -------------   ------------
  Balance at 12/31/97      7,699,581     8,000        --           --     35,211,000             --    (27,053,000)     8,166,000
  Exercise of
    stock options             23,010                                          70,000                                       70,000
  Dividends accrued
   not paid                                                                 (271,000)                                    (271,000)
  Net loss                                                                                              (9,162,000)    (9,162,000)
                           ---------    ------   -------     --------    -----------    -----------   -------------   ------------
  Balance at 12/31/98      7,722,591    $8,000   $    --     $     --    $35,010,000    $        --   ($36,215,000)   ($1,197,000)
                           =========    ======   =======     ========    ===========    ===========   =============   ============

               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                    (NOTE 10)


                                                                      FOR THE YEAR ENDED                MAY 11, 1987
                                                                          DECEMBER 31,                 (INCEPTION) TO
                                                          ------------------------------------------    DECEMBER 31,
                                                               1996           1997          1998           1998
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  ($ 3,471,000)  ($ 3,541,000)  ($ 9,162,000)  ($36,215,000)
Adjustments to reconcile net loss to net cash used for
   operating activities:
      Depreciation and amortization                          1,101,000        995,000        941,000      8,772,000
      Compensation expense associated with stock                16,000              0              0        457,000
options granted
      Loss on disposal of property and equipment                     0              0              0         89,000
      Common stock issued for services                               0              0              0         42,000
      Changes in assets and liabilities:
         Accounts receivable                                  (286,000)       551,000       (891,000)    (1,939,000)
         Note receivable from related party                          0        150,000              0              0
         Inventory                                            (274,000)      (175,000)    (2,042,000)    (2,719,000)
         Prepaid expenses and other current assets              65,000         37,000        (27,000)      (173,000)
         Patents and licenses                                 (156,000)      (171,000)      (145,000)    (1,913,000)
         Other assets                                            1,000        (35,000)      (113,000)      (282,000)
          Accounts payable and accrued expenses                515,000        596,000      1,135,000      2,923,000
          Billings in excess of costs and earnings on
            uncompleted contracts                              106,000       (306,000)             0              0
                                                          ------------   ------------   ------------   ------------
       Net cash used in operating activities                (2,383,000)    (1,899,000)   (10,304,000)   (30,958,000)
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale (purchases of) short-term investments    (1,458,000)     2,173,000      2,099,000              0
Purchases of property and equipment                           (289,000)    (1,429,000)    (3,372,000)   (10,112,000)
Proceeds from sale of property and equipment                         0              0              0        922,000
                                                          ------------   ------------   ------------   ------------
    Net cash (used in) provided by investing activities     (1,747,000)       744,000     (1,273,000)    (9,190,000)
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                        57,000              0      1,786,000      3,702,000
Principal payments on long-term obligations                   (416,000)      (423,000)      (118,000)    (4,797,000)
Net proceeds from sale of preferred and common stock         4,658,000        417,000      8,781,000     41,553,000
                                                          ------------   ------------   ------------   ------------
   Net cash provided by (used in) financing activities       4,299,000         (6,000)    10,449,000     40,458,000
                                                          ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents           169,000     (1,161,000)    (1,128,000)       310,000
Cash and cash equivalents at beginning of period             2,430,000      2,599,000      1,438,000              0
                                                          ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                $  2,599,000   $  1,438,000   $    310,000   $    310,000
                                                          ============   ============   ============   ============

               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY
    Superconductor Technologies Inc. (the "Company") was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company, which operates in a single industry segment, is focused on the commercialization and manufacture of its high temperature superconducting ("HTS") products, primarily targeted toward commercial applications in the worldwide wireless communications market through its SuperFilter(R) product. The Company also pursues communication products and related applications in the government business sector. Historically, the Company had been principally engaged in research and development activities related to advanced electronic products that incorporate HTS materials. The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 1996, 1997 and 1998, government related contracts accounted for 96%, 97% and 76%, respectively, of the Company's revenues.

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

Revenue Recognition
    Contract revenues are principally generated under research and development contracts. Contract revenues are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total estimated contract costs. If the current contract estimate were to indicate a loss, utilizing the funded amount of the contract, a provision would be made for the total anticipated loss. Revenues from research related activities are derived primarily from contracts with agencies of the United States Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. These contracts include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.

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

    Commercial revenues are principally derived from the sale of the Company's SuperFilter(R) product and are recognized upon shipment of the product to the customer.

Research and Development Costs
    Research and development costs are expensed as incurred. Research and development costs incurred solely in connection with research and development contracts are charged to contract research and development expense. Other research and development costs are charged to research and development expense.

Inventories
    Inventories are stated at the lower of cost or market, costs are being primarily determined using standard costs, which approximate costs utilizing the first-in, first-out method.

Property and Equipment
    Property and equipment are recorded at cost. Property and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives ranging from three to twelve years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

Patents and Licenses
    Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful lives or seventeen years, whichever is shorter. The recoverability of carrying values of patents and licenses is evaluated on a recurring basis.

Income Taxes
    The Company accounts for taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Net Loss Per Share
    Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed by deducting dividends accumulated on cumulative preferred stock and accretion of redemption value on redeemable preferred stock for the period. Diluted net loss per share is computed by dividing loss available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. Potential Common Stock issuable upon exercise of options and warrants to purchase shares of the Company's Common Stock (and conversion of the outstanding Preferred Stock to Common Stock) is not included as the result would have been antidilutive considering the Company's reported net loss from operations for all periods presented.

Stock-based Compensation
    The Company measures and records compensation expense relating to stock options as the difference, if any, between the market value of shares on the date of option grant and the exercise price of the option in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Such expense is accrued ratably over the period to be benefited.

Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Fair Value of Financial Instruments
    The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short term nature of these instruments. The Company estimates that the carrying amount of the debt approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Comprehensive Income
    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"). SFAS 130 was effective for the Company during 1998. This statement divides comprehensive income into net income and other comprehensive income. The Company has no items of other comprehensive income in any period and is consequently not required to report comprehensive income.

Segment Information
    The Company operates in a single business segment, the research, development and manufacture of high temperature superconducting products for the wireless communications industry. Net revenues derived principally from government research and development contracts are presented separately on the statement of income for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products. No other single customer accounted for more than 10% of net revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

NOTE 3--SHORT-TERM INVESTMENTS
    The Company classifies investments in short-term debt securities as "available-for-sale" and reports them at fair value on the balance sheet with unrealized gains and losses charged or credited to a separate component of stockholders' equity. Available-for-sale securities are those securities that may be sold prior to maturity in response to liquidity or other factors. At December 31, 1997, the aggregate fair market value of the debt securities was $2,690,000, which approximated the aggregate cost. At December 31, 1998, the Company had no investments in any securities.

NOTE 4--PATENTS AND LICENSES
    The Company has focused its development efforts on thallium barium calcium copper oxide ("TBCCO") materials and, to a lesser extent, on yttrium barium copper oxide ("YBCO") materials. Several U.S. patents have been issued to the University of Arkansas covering TBCCO, and the Company has an exclusive worldwide license (including the right to sublicense) under these patents, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 400,000 shares of Series D preferred stock valued at $1,382,000 (such Series D shares were subsequently converted into 200,000 shares of common stock). Since April 1995, the Company has been obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum beginning after April 1997, and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. The license terminates upon expiration of the right to claim damages for infringement of all the patents covered. The license is being amortized over thirteen years, which represents the estimated useful life of the patent and the underlying material (TBCCO). As the Company places reliance on its exclusive license, total or partial loss of the license could have a material adverse effect on manufacturing, sales or operating results.
    The Company sublicensed certain of its rights in 1993, 1994 and 1996 in exchange for non-refundable payments and royalties based on future sales, if any, by the sublicensor. The Company has no future obligations with respect to such sublicenses.

NOTE 5-- DEBT
    Debt consists of the following:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                       1997              1998
                                                    ----------        ----------
Revolving line of credit                            $   64,000        $  633,000
Capital lease obligations                               13,000         1,112,000
                                                    ----------        ----------
                                                    $   77,000        $1,745,000
Less: current portion                                   64,000           813,000
                                                    ==========        ==========
                                                    $   13,000        $  932,000
                                                    ==========        ==========

    During December 1998, the Company amended its Loan and Security Agreement, which includes a revolving line of credit maturing in December 1999. The revolving line of credit is not to exceed the lesser of (i) $1.5 million or (ii) 75% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate plus 1% (8.75% at December 31, 1998). The Company is required to maintain certain minimum tangible net worth, debt, and other financial and business covenants. Borrowings under the revolving line of credit are secured by substantially all of the Company's assets. The agreement is renewable annually. All outstanding borrowings under all previous agreements were fully paid at December 31, 1998. At December 31, 1998, the Company had $633,000 outstanding under this agreement.

NOTE 6--INCOME TAXES
   The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 1996, 1997 and 1998.

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

                                                  1997                 1998
                                              ------------         ------------
Loss carryforwards                            $  6,569,000         $  9,709,000
Capitalized R&D                                  1,874,000            2,175,000
Depreciation                                     1,712,000            1,726,000
Tax credits                                      1,044,000            1,402,000
Inventory                                           37,000               56,000
Less: valuation allowance                      (11,236,000)         (15,068,000)
                                              ------------         ------------
 Net deferred tax asset                       $          0         $          0
                                              ============         ============

   As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $26,993,000 and California net operating loss carryforwards of approximately $9,728,000. The federal carryforwards will expire during the years 1999 through 2018 and the California carryforwards will expire during the years 1999 through 2003. As a result of research and development activities to date, the Company has accumulated research and development credit carryforwards of $761,000 and $324,000 for federal and California purposes, respectively. These federal credit carryforwards will expire during the years 2002 through 2018, while the California credit has no expiration date.

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

NOTE 7--STOCKHOLDERS' EQUITY

Public Offering
   On November 27, 1996, the Company completed a secondary public offering for 1,500,000 shares of common stock resulting in approximately $4,584,000 of cash proceeds to the Company, net of offering costs of $1,041,000. On January 9, 1997, the underwriter of the secondary offering exercised the option to purchase additional 100,000 shares of common stock resulting in $345,000 of cash proceeds to the Company, net of offering costs of $30,000.

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

    The Company completed a private placement of Series A and Series A-1 6% Cumulative Convertible Preferred Stock, with three different closing dates, to a certain investor over the first nine months of 1998. Each share of Preferred Stock is convertible into two shares of Common Stock. The Preferred Stock carries a cumulative dividend of 6% per annum and also has voting rights and liquidation preferences. The Preferred Stock is not redeemable by the Company prior to March 26, 2001. Thereafter, the Company may redeem the Preferred Stock at 110% of the liquidation preference plus accrued dividends. Subsequent to March 26, 2005, until fully redeemed, the holders of the Preferred Stock have the option to cause the Company to redeem the Preferred Stock at their liquidation preference plus accrued dividends. On March 26, 1998, the Company raised approximately $3,000,000 from the sale of 500,000 shares of Series A Preferred Stock at $6.00 per share, and issued warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $4.00 per share. On August 11, 1998, the Company raised approximately $1,000,000 from the sale of 125,000 shares of Series A-1 Preferred Stock at $8.00 per share with warrants to purchase up to 66,667 shares of Common Stock at an exercise price of $4.00 per share. On September 3, the Company raised approximately $875,000 from the sale of 145,833 shares of Series A Preferred Stock at $6.00 per share with no warrants.

    On September 2, 1998, the Company completed a private placement of 500,000 shares of Series B 7% Cumulative Convertible Preferred Stock to certain investors at $8.00 per share. The proceeds of the offering, net of offering expenses, totaled approximately $4 million. The Series B Preferred Stock is not redeemable prior to September 2, 2001. Thereafter, the Company may redeem the Series B Preferred Stock at 110% of the liquidation preference plus accrued dividends. Subsequent to September 2, 2005, until fully redeemed, the holders of the Series B Preferred Stock have the option to cause the Company to redeem the Preferred Stock at their liquidation preference plus accrued dividends. The Company also issued warrants to purchase up to 120,000 shares of Common Stock at $5.70 per share.

Stock Options
   The Company has three stock option plans, the 1992 Stock Option Plan, and the nonstatutory 1992 Directors' and 1998 Stock Option Plans (collectively, the "Stock Option Plans"). The 1988 Stock Option Plan expired October 1998. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company under the Stock Option Plans at prices no less than 100% of the market value on the date of grant. The stock options become exercisable in four equal installments beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than 50% of the market value on the date of grant, and expire not more than five years from the date of grant. At December 31, 1998, options for 859,642 shares of Common Stock were exercisable.

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

                                1996              1997              1998
                            ------------      ------------      ------------
Net loss:
   As reported              ($ 3,471,000)     ($ 3,541,000)     ($ 9,162,000)
   Pro forma                ($ 4,300,000)     ($ 4,268,000)     ($ 9,963,000)
Loss per share:
   As reported                    ($0.57)           ($0.46)           ($1.22)
   Pro forma                      ($0.70)           ($0.56)           ($1.33)

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1996, 1997 and 1998, respectively: dividend yields of zero percent each year; expected volatilities of 52, 51 and 50 percent; risk-free interest rates of 6.16, 6.12 and 5.31 percent; and expected life of 3.38, 3.50 and 3.9 years. The weighted average fair value of options granted for which the exercise price equals the market price on the grant date was $2.97, $1.47 and $2.08, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   At December 31, 1998, 219,858 shares of Common Stock were available for future grants and 1,765,297 options had been granted but not yet exercised. Option activity during the three years ended December 31, 1998 was as follows:

                                                     NUMBER OF    WEIGHTED AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                     ---------    ----------------
    Outstanding at December 31, 1995                 1,067,448        $ 4.959
    Granted                                            565,034        $ 6.958
    Canceled                                           (84,933)       $ 6.278
    Exercised                                          (48,248)       $ 1.609
                                                     ---------
    Outstanding at December 31, 1996                 1,499,301        $ 5.746
    Granted                                            845,302        $ 3.524
    Canceled                                          (882,494)       $ 6.048
    Exercised                                           (8,437)       $ 0.800
                                                     ---------
    Outstanding at December 31, 1997                 1,453,672        $ 4.333
    Granted                                            450,950        $ 4.733
    Canceled                                          (124,315)       $ 5.038
    Exercised                                          (15,010)       $ 1.991
                                                     ---------
    Outstanding at December 31, 1998                 1,765,297        $ 4.406
                                                     =========

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                         Weighted
                                         Average           Weighted
                       Number of         Remaining         Average        Number            Weighted
Range of               Outstanding       Contractual       Exercise       Exercisable       Exercise
Exercise Prices        Options           Life              Price          12/31/98          Price
---------------        -----------       -----------       --------       -----------       --------
$0.70-$3.125             378,426            7.00           $2.8175         216,679          $2.779
$3.25-$3.75              404,404            8.34           $3.656          167,805          $3.654
$3.875-$4.875            442,773            7.74           $4.557          280,052          $4.730
$4.938-$6.125            403,409            8.84           $5.487           94,578          $5.669
$6.25-$7.625             136,285            6.99           $7.346          100,528          $7.277
                       ---------            ----           ------          -------          ------
$0.70-$7.625           1,765,297            7.91           $4.406          859,642          $4.429

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

   In October 1997, the Board of Directors approved a Stock Option Repricing Program for all directors. The Repricing Program was offered on an optional basis to reprice the outstanding options held by the directors to $3.125, the closing price of the Company's Common Stock as quoted on The Nasdaq Stock Market(R) on October 29, 1997. Three directors submitted 13 grants totaling 232,500 shares for repricing. The original grants were canceled and new options were issued totaling 155,002 shares. There was no recognizable compensation expense as a result of the Repricing Program.

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

    In March 1993, in conjunction with the Company's initial public offering, the Company issued to the underwriter a warrant to purchase up to 120,750 shares of Common Stock at an exercise price equal to 120% of the offering price. The Underwriter's Warrant is exercisable for a four-year period beginning March 9, 1994. These warrants expired in 1998. Also in connection with the Company's initial public offering all series of preferred stock warrants were automatically converted into common stock warrants at a rate of two shares to one. In November 1996, in conjunction with the Company's secondary offering, the Company issued to the underwriter a warrant to purchase up to 150,000 shares of common stock at an exercise price equal to 120% of the offering price. The Underwriter's Warrant is exercisable for a four-year period beginning November 22, 1997.

    On March 26, 1998, August 11, 1998, and September 2, 1998, in conjunction with the Company's private placements, the Company issued warrants to purchase up to 100,000 shares, 66,667 shares and 120,000 shares, respectively, at an exercise price of $4.00, $4.00 and $5.70 per share, respectively. These warrants are exercisable for a five-year period beginning March 26, 1998, August 11, 1998, and September 2, 1998, respectively.

    In December 1998, the Company amended its Loan and Security Agreement to include a revolving line of credit. For this commitment, the Company issued warrants to purchase 40,000 shares of commons stock at a price of $4.00 per share. These warrants are exercisable for a five-year period beginning December 21, 1998.

The following table summarizes warrant activity through December 31, 1998:

                                                      COMMON STOCK
                                                        ---------
    Outstanding at December 31, 1996                     315,197
    Expired                                              (44,447)
                                                        ---------
    Outstanding at December 31, 1997                     270,750
    Granted                                              326,667
    Expired                                             (120,750)
                                                        ---------
    Outstanding at December 31, 1998                     476,667
                                                        ---------


NOTE 8--EMPLOYEE SAVINGS PLAN
    In December 1989, the Board of Directors approved a 401(k) savings plan (the
"401(k) Plan") for the employees of the Company that became effective in 1990.
Eligible employees may elect to make contributions under the terms of the 401(k)
Plan; however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the Plan.

NOTE 9--COMMITMENTS AND CONTINGENCIES
Operating Leases
    The Company leases its facilities under non-cancelable operating leases that contain escalation clauses for increases in annual rent. The escalation clause for the Company's primary facility in Santa Barbara is based upon increases in the Los Angeles area consumer price index. Lease expiration dates range from May
1999 to December 2009. Future minimum payments required under the operating lease commitments are as follows:

      YEAR ENDING                                           OPERATING
     DECEMBER 31,                                             LEASES
     ------------                                           ---------
     1999                                                   $489,000
     2000                                                    468,000
     2001                                                    427,000
     2002                                                    430,000
     2003                                                    441,000
     Thereafter                                             2,888,000
                                                            ---------
     Total minimum payments                                 $5,143,000
                                                            ==========

For the years ended December 31, 1996, 1997 and 1998, rent expense was $266,000, $318,000, and $499,000, respectively.

Capital Leases
   The Company leases certain property and equipment under capital lease arrangements that expire at various dates through

2003. The leases bear interest at various rates ranging from 14.27% to 18.84%. The minimum lease payments under these capital lease obligations are as follows:

     YEAR ENDING                                             CAPITAL
     DECEMBER 31,                                             LEASES
     ------------                                           ----------
     1999                                                   $ 334,000
     2000                                                     331,000
     2001                                                     327,000
     2002                                                     327,000
     2003                                                     231,000
                                                            ----------
                                                            1,550,000
     Less: amount representing interest                     (438,000)
                                                            ----------
     Present value of net minimum lease payments            $1,112,000
                                                            ==========

Other Matters
   In the normal course of business, the Company, from time to time, is a defendant on certain litigation, claims and inquiries. In addition, the Company makes various commitments and can incur contingent liabilities. While it is not feasible to predict the outcomes of these matters, the Company is not presently aware of nor expects that any sum it may be required to pay in connection with these matters would have a material effect on its financial position or results of operation.

NOTE 10--DETAILS OF CERTAIN FINANCIAL COMPONENTS AND SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES

Balance sheet data:

                                                             DECEMBER 31,
                                                             ------------
                                                        1997             1998
                                                    ------------     ------------
Accounts receivable:
    Accounts receivable-trade                       $          0     $  1,043,000
    U.S. government accounts receivable-billed           621,000          926,000
    U.S. government accounts receivable-unbilled         427,000                0
    Less: allowance for doubtful accounts                      0          (30,000)
                                                    ------------     ------------
                                                    $  1,048,000     $  1,939,000
                                                    ============     ============
 Inventories:
    Raw materials                                   $    336,000     $    817,000
    Work-in-process                                      302,000        1,666,000
     Finished goods                                       39,000          236,000
                                                    ------------     ------------
                                                    $    677,000     $  2,719,000
                                                    ============     ============
Property and equipment:
    Equipment                                       $  7,319,000     $ 10,099,000
    Leasehold improvements                             1,591,000        1,915,000
    Furniture and fixtures                                80,000           85,000
                                                    ------------     ------------
                                                       8,990,000       12,099,000
Less:  accumulated depreciation and amortization      (6,534,000)      (6,985,000)
                                                    ------------     ------------
                                                    $  2,456,000     $  5,114,000
                                                    ============     ============


    Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

    At December 31, 1997 and 1998, property and equipment includes $7,000 and $1,018,000 of assets financed under capital lease arrangements, net of $66,000 and $158,000 of accumulated amortization, respectively. Depreciation expense amounted to $863,000, $772,000 and $713,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Supplemental Cash Flow Information:

                                                                December 31,
                                                                ------------
                                                         1996       1997        1998
                                                        -------    -------    --------
Cash paid for interest                                  $71,000    $30,000    $ 62,000
Non-cash investing and financing activities:
Dividends accrued not paid                                   --         --    $271,000
Disposal of fully depreciated property and equipment         --         --    $277,000

NOTE 11--FINANCIAL CONDITION

    The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and a net capital deficiency which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from this uncertainty. Management believes that despite the funding uncertainties presently facing the Company, it has in place a business plan that will be successfully funded and executed, and will enable the Company to continue operations in the normal course.

    In order to penetrate the market for its SuperFilter(R) products, during 1998 the Company undertook significant efforts in both the marketing and manufacturing of its product. The Company performed trials with over 30 wireless service providers, including 9 out of the top 10 domestic wireless service providers. In order to support the market interest in its product, the Company also established a manufacturing infrastructure, which previously had not been in place. During 1998, the Company manufactured over 100 SuperFilter(R) units and shipped over 80 units which it recognized as sales. The successful product introductions in 1998 are indicative of the beginning of commercial viability and acceptance of the Company's products. While significant progress has been made during the past year in gaining market presence and establishing manufacturing capability, the Company continued to incur a net loss amounting to $9.2 million for the year ended December 31, 1998.

    The Company believes that it will continue to generate interest in the SuperFilter(R) product, which will lead to substantial orders. The recent prospect for additional orders have been positive as the Company has started to receive orders from one of the top ten service providers and believes that another large service provider will follow shortly. Despite the positive market response, through March 1999 the Company has continued to incur an operating loss and the potential exists to incur operating losses for the remainder of the year. Thus, capital formation continues to be an integral part of the Company's business plans.

    Despite its negative cash flow, the Company has continued to secure financing to support its growth and implement its business plan. In 1998, the Company successfully completed private placements of preferred stock raising $8.9 million. In addition, the Company secured $1.1 million in capital lease financing and a revolving line of credit of up to $1.5 million (based on eligible accounts receivable). Through March 1999, the Company has raised $3 million from the additional private placement of Preferred Stock, has executed a master lease agreement for an additional $1.5 million in capital lease financing and expects to draw upon $0.9 million of such financing in the next several months. In order to fund working capital requirements and to fully implement its business plan, the Company will however, require additional financing. In this regard, the Company is negotiating another private placement of preferred stock with an investor group expected to raise an additional $3 million and is negotiating a $1 million working capital line of credit with another bank. The Company also plans to explore alternative sources of financing, which include among others, raising additional equity or debt financing, expanding working capital financing and continuing to obtain lease financing for manufacturing equipment. The Company believes that this financing along with currently available cash balances and other sources of liquidity, will be sufficient to meet the Company's projected working capital requirements through at least the end of 1999.

NOTE 12--SUBSEQUENT EVENTS

    On February 26, 1999, the Company completed an Exchange Agreement with the prior holders of Preferred Stock. The Exchange Agreement limits the holder of the preferred stock to convert the shares into common stock of the Company at 19.9% of the current outstanding shares, requires the Company to seek shareholders approval for removing the limitations on convertibility and eliminates the holder's ability to redeem the shares. In exchange for the elimination of the redemption feature the Company issued warrants to purchase up to 75,000 shares of common stock at $7.00.

    On March 5, 1999, the Company completed a private placement of 41,667 shares of Series C 7% Cumulative Convertible Preferred Stock to a certain investor at $72.00 per share. The gross proceeds of the offering totaled $3 million. Each share of Preferred Stock is convertible into twenty shares of Common Stock at $3.60 per share and carries a cumulative dividend of 7% per annum. The Preferred Stock also has voting rights and liquidation preferences.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 1999.

                                       SUPERCONDUCTOR TECHNOLOGIES INC.


                                       By: /s/ M. Peter Thomas
                                          --------------------------------------
                                           M. Peter Thomas
                                           President and Chief Executive Officer


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                                  TITLE                               DATE
         ---------                                  -----                               ----

 /s/ M. Peter Thomas              President, Chief Executive Officer and           March 30, 1999
-------------------------         Director (Principal Executive Officer)
M. Peter Thomas

 /s/ James G. Evans, Jr.          Vice President, Chief Financial Officer and      March 30, 1999
-------------------------         Secretary (Principal Financial and Accounting
James G. Evans, Jr.               Officer)

 /s/ Glenn E. Penisten            Chairman of the Board                            March 30, 1999
-------------------------
Glenn E. Penisten

/s/ E. Ray Cotten                 Senior Vice President, Sales and Marketing       March 30, 1999
-------------------------         and Director
E. Ray Cotten

/s/ Robert P. Caren               Director                                         March 30, 1999
-------------------------
Robert P. Caren

/s/ Dennis Horowitz               Director                                         March 30, 1999
-------------------------
Dennis Horowitz

 /s/ John D. Lockton              Director                                         March 30, 1999
-------------------------
John D. Lockton

 /s/ J. Robert Schrieffer         Director                                         March 30, 1999
-------------------------
J. Robert Schrieffer

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
    -------                      -----------------------
      3.1        Amended and Restated Certificate of Incorporation of the
                 Company
      3.2(1)     Bylaws of the Registrant
      4.1(1)     Form of Common Stock Certificate
      4.2        Form of Series A-2 Preferred Stock Certificate
      4.3        Form of Series A-3 Preferred Stock Certificate
      4.4        Form of Series B-1 Preferred Stock Certificate
      4.5        Form of Series C Preferred Stock Certificate
      4.6(1)     Form of Representative's Warrant Agreement
      4.7(2)     Form of warrant issued to Van Kasper & Company
      4.8        Form of warrant issued to holders Series A-2 and Series A-3
                 Preferred Stock
      4.9        Form of warrant issued to holders of Series B-1 Preferred Stock
      4.10       Form of warrant issued to holders of Series C Preferred Stock
      4.11       Form of warrant issued in connection with the Exchange
                 Agreement dated February 26, 1999
      4.12       Form of warrant issued to Silicon Valley Bank dated December
                 21, 1998
      4.13       Series C Preferred Stock Purchase Agreement dated March 5, 1999
      4.14       Second Amended and Restated Stockholder Rights Agreement dated
                 February 26, 1999
      4.15       Amended and Restated Registration Rights Agreement dated
                 February 26, 1999
      4.16       Registration Rights Agreement with Silicon Valley Bank dated
                 December 21, 1998
     10.1(1)*    Technology Agreement between the Registrant and Lockheed
                 Corporation dated January 8, 1988
     10.2(1)     Technical Information Exchange Agreement between the Registrant and Philips dated September 1989
     10.3(1)     Standard Industrial Lease between the Registrant and UML Real
                 Estate Partnership dated January 1, 1990 Sublease between
                 Registrant and Consolidated Packaging Machinery Company d.b.a.
                 Industrial Automation Corporation dated October 25, 1989
     10.4(1)     Form of Consulting Agreement
     10.5(1)     Form of Employee Proprietary Information Agreement
     10.6(1)     1992 Director Option Plan
     10.7(1)     Form of Indemnification Agreement
     10.8(1)     License Agreement between the Registrant and the University of
                 Arkansas dated April 9, 1992, as amended
     10.9(1)     Loan and Security Agreement between the Registrant and Silicon
                 Valley Bank dated May 17, 1991,as amended
     10.10(1)    1992 Stock Option Plan

     10.11(1)    Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties;
                 Purchase Order dated October 10, 1991
     10.12(1)*   Joint Venture Company (JVC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992
     10.13(1)    Government Contract issued to Registrant by the Defense
                 Advanced Research Projects Agency through the Office of Naval
                 Research dated September 4, 1991
     10.14(2)*   License Agreement between the Registrant and E.I. DuPont de
                 Nemours and Company dated December 1992
     10.15(1)    Note and Warrant Purchase Agreement dated December 28, 1992
     10.16(3)*   Superconductor Technologies Inc. Purchase Agreement
     10.17(4)    Loan and Security Agreement between Registrant and Silicon
                 Valley Bank dated August 26, 1994 10.18(4) Form of Distribution
                 Agreement
     10.19(4)    Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement
     10.20(5)    Loan and Security Agreement between Registrant and Silicon
                 Valley Bank dated June 27, 1995
     10.21(6)*   Joint Venture Agreement between Registrant and Alantac
                 Technologies (S) Pte Ltd., dated May 20, 1996
     10.22(7)    Employment Offer Letter to M. Peter Thomas dated April 3, 1997
     10.23(8)    Employment Agreement with E. Ray Cotten dated July 1, 1997
     10.24       Amendment dated December 21, 1998 to the Loan and Security
                 Agreement between Registrant and Silicon Valley Bank dated
                 August 26, 1994.
     23.1        Consent of Independent Accountants
     24.1        Power of Attorney (included on signature page hereto)

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).
(2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).
(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1993.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1994.
(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1995.
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-10569).
(7) Incorporated by reference from the Registrant's Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29,1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-Q.
(8)   Incorporated by reference from the Registrant's Annual Report on Form
      10-K filed for the year ended December 31, 1997.

* Confidential treatment has been previously granted for certain portions of these exhibits.