Form 10-Q
period 1999-04-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1999-05-18
CIK 895665

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

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


                        --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]


As of May 13, 1999 there were 7,729,716 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        THREE MONTHS ENDED
                                                    APRIL 3,          MARCH 28,
                                                      1999              1998
                                                  -----------       -----------
Net revenues:
     Government contract revenues                 $ 1,054,000       $ 1,691,000
     Commercial product revenues                      437,000           213,000
                                                  -----------       -----------
          Total net revenues                        1,491,000         1,904,000
                                                  -----------       -----------

Costs and expenses:
     Cost of commercial product revenues            1,506,000         1,033,000
     Contract research and development                755,000         1,323,000
     Other research and development                   438,000           153,000
     Selling, general and administrative            1,393,000         1,247,000
                                                  -----------       -----------

          Total costs and expenses                  4,092,000         3,756,000
                                                  -----------       -----------

          Loss from operations                     (2,601,000)       (1,852,000)

Interest (expense) income, net                        (15,000)           16,000
                                                  -----------       -----------

          Net loss                                ($2,616,000)      ($1,836,000)
                                                  ===========       ===========

Basic and diluted loss per share                       ($0.34)           ($0.24)

Weighted average number of
shares outstanding                                  7,738,397         7,720,793
                                                  ===========       ===========

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                                    (Unaudited)
                                     ASSETS                           APRIL 3,       DECEMBER 31,
                                                                       1999             1998
                                                                    -----------      -----------
Current assets:
     Cash and cash equivalents                                      $ 1,276,000      $   310,000
     Short-term investments                                                   0                0
     Accounts receivable                                              1,374,000        1,939,000
     Inventory                                                        3,583,000        2,719,000
     Prepaid expenses and other current assets                          192,000          173,000
                                                                    -----------      -----------
          Total current assets                                        6,425,000        5,141,000

Property and equipment, net of accumulated depreciation
  of $7,304,000 and $6,985,000, respectively                          4,421,000        5,114,000
Patents and licenses, net of accumulated amortization
  of $1,343,000 and $1,285,000, respectively                          2,023,000        2,070,000
Other assets                                                            198,000          184,000
                                                                    -----------      -----------
          Total assets                                              $13,067,000      $12,509,000
                                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $ 2,621,000      $ 2,396,000
     Accrued compensation                                               847,000          583,000
     Current portion of debt and capitalized lease obligations          608,000          813,000
                                                                    -----------      -----------
          Total current liabilities                                   4,076,000        3,792,000
Long-term debt                                                          915,000          932,000
                                                                    -----------      -----------

          Total liabilities                                           4,991,000        4,724,000
                                                                    -----------      -----------

Redeemable Preferred, $.001 par value, 2,000,000 shares
   authorized, Series A 645,833 shares issued and outstanding,
   Series A-1 125,000 shares issued and outstanding, Series B
   500,000 shares issued and outstanding                                      0        8,982,000
Commitments and contingencies
Stockholders' equity:
   Convertible Preferred Shares, $.001 par value, 2,000,000
   shares authorized, Series A-2 64,584 shares issued and
   outstanding, Series A-3 12,500 shares issued and outstanding,
   Series B-1 50,000 shares issued and outstanding, Series C
   41,667 shares issued and outstanding                              11,970,000                0
   Common Stock, $.001 par value, 30,000,000 shares authorized,
    7,729,716 and 7,722,591 shares issued and outstanding                 8,000            8,000
   Capital in excess of par value                                    34,928,000       35,010,000
   Deficit accumulated during development stage                     (38,830,000)     (36,215,000)
                                                                    -----------      -----------

          Total stockholders' equity (deficit)                        8,076,000       (1,197,000)
                                                                    -----------      -----------

          Total liabilities and stockholders' equity                $13,067,000      $12,509,000
                                                                    ===========      ===========

                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                     ASSETS                           APRIL 3,         MARCH 28,
                                                                       1999              1998
                                                                    -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            ($2,616,000)     ($1,836,000)
Adjustments to reconcile net loss to net cash
 used for operating activities:
   Depreciation and amortization                                        315,000          290,000
   Changes in assets and liabilities:
      Accounts receivable                                               565,000         (601,000)
      Inventory                                                        (864,000)        (316,000)
      Prepaid expenses and other current assets                         (19,000)          76,000
      Patents and licenses                                              (12,000)         (17,000)
      Other assets                                                      (14,000)         (74,000)
      Accounts payable and accrued expenses                             489,000          150,000
                                                                    -----------      -----------
         Net cash used in operating activities                       (2,156,000)      (2,328,000)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale (purchases of) short-term investments                      0        1,902,000
Purchases of property and equipment                                    (464,000)        (434,000)
Proceeds from sale/leaseback of property and equipment                  900,000                0
                                                                    -----------      -----------
    Net cash provided by (used for) investing activities                436,000        1,468,000
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                 36,000          159,000
Principal payments on long-term obligations                            (256,000)         (16,000)
Proceeds from sale of preferred and common stock                      2,906,000        3,007,000
                                                                    -----------      -----------
   Net cash provided by financing activities                          2,686,000        3,150,000
                                                                    -----------      -----------

Net increase (decrease) in cash and cash equivalents                    966,000        2,290,000
Cash and cash equivalents at beginning of period                        310,000        1,438,000
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $ 1,276,000      $ 3,728,000
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998, including but not limited to the caption entitled "Factors Affecting Future Business Operations." The results of operations for the three months ended April 3, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                                    APRIL 3, 1999        DECEMBER 31, 1998
                                    -------------        -----------------
Raw Materials                        $   716,000            $   817,000
Work-in-Progress                       2,023,000              1,666,000
Finished Goods                           844,000                236,000
                                     -----------             ----------
Total Inventory                      $ 3,583,000            $ 2,719,000
                                     ============           ===========

C.   PER SHARE INFORMATION

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed by deducting dividends accumulated on cumulative preferred stock and accretion of redemption value on redeemable preferred shares while outstanding. Diluted net loss per share is computed by dividing loss available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. Potential Common Stock issuable upon exercise of options and warrants to purchase shares of the Company's Common Stock and conversion of the outstanding Preferred Stock to Common Stock is not included as the result would have been antidilutive considering the Company's reported net loss from operations for all periods presented.

D.   EXCHANGE AGREEMENT

     On February 26, 1999, the Company entered into an Exchange Agreement with the holders of all of the Company's then outstanding redeemable Preferred Stock. The impact of the Exchange Agreement is to remove redemption provisions and to place limits on Preferred Stock conversions and warrant exercises by the holders of the Preferred Stock pending approval by the Company's stockholders of the removal of such limitations. Pending such approval, total Preferred Stock conversions, together with exercises of certain warrants, may not result in the issuance of more than 1,533,709 shares of Common Stock, a number of shares equal to 19.9% of the shares of Common Stock outstanding at the time of the Company's Series A Preferred Stock financing. The Exchange Agreement requires the Company to seek stockholders' approval for removing the limitations on convertibility. In partial exchange for the elimination of the redemption feature the Company issued warrants to purchase up to 75,000 shares of common stock at $7.00.

E.   PRIVATE PLACEMENT

     On March 5, 1999, the Company completed a private placement of 41,667 shares of Series C 7% Cumulative Convertible Preferred Stock to a certain investor at $72.00 per share. The gross proceeds of the offering totaled $3 million. Each share of Preferred Stock is convertible into twenty shares of Common Stock at $3.60 per share and carries a cumulative dividend of 7% per annum. The Preferred Stock also has voting rights and liquidation preferences. In connection with the Series C financing the Company also issued warrants for the purchase of up to 120,000 shares of Common Stock at a price of $4.50 per share.

F.   LEASE FINANCING

     In March 1999, the Company entered into a master lease agreement for $1.5 million in lease financing. The Company has drawn upon $900,000 as of April 3, 1999 in an equipment sale/leaseback transaction under the agreement to provide working capital. The implicit interest rate of the lease agreement is 14.4% for a term of 48 months. In connection with the new lease, the Company issued warrants for the purchase of 25,180 shares of Common Stock at a price of $4.17 per share.

     As of April 3, 1999 the Company was not in compliance with all of the covenants related to its revolving line of credit facility. The Company continues to borrow under the existing facility and is working with the bank to revise the provisions of the Agreement which are out of compliance.

G.   NEWLY ISSUED FINANCIAL REPORTING PRONOUNCEMENTS

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections." SFAS 134 and SFAS 135 will not have a material effect on the Company's financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are in "Results of Operations for the three-month periods ended April 3, 1999 and March 28, 1998" and "Liquidity and Capital Resources." These statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding commercial revenues and the Company's financial resources. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, a portion of which is set forth herein under the caption "Factors Affecting Future Business Operations." Investors are strongly encouraged to review the section entitled "Factors Affecting Future Business Operations" in the Company's Form 10-K for a full discussion of the risk factors that could affect future performance.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED APRIL 3, 1999 AND MARCH 28, 1998

     Total net revenues decreased by $413,000, or 22%, from $1,904,000 in the first quarter of 1998 to $1,491,000 in the first quarter of 1999. This change is due to a decrease in government contract revenue offset in part by increases in commercial revenue and sublicense royalties. Government contract revenue decreased by $637,000, or 38%, from $1,691,000 in the first quarter of 1998 to $1,054,000 in the first quarter of 1999. This decrease is attributable to the completion of certain government programs and the transition period associated with entering into new government contracts.

     Commercial product revenue increased by $214,000 or 100%, from $213,000 in the first quarter of 1998 to $427,000 in the first quarter of 1998. This increase is the result of the Company's increased sales of the SuperFilter(R) product. Additionally, sublicense royalties were $10,000 in the first quarter of 1999. There were no sublicense royalties in the first quarter of 1998.

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

     The cost of commercial product revenues increased by $473,000 or 46%, from $1,033,000 for the first quarter of 1998 to $1,506,000 in the first quarter of 1999 due to the substantial increase in commercial product revenues offset by product cost reductions.

     Contract research and development expenses decreased by $568,000 or 43%, from $1,323,000 in the first quarter of 1998 to $755,000 in the first quarter of 1999. This decrease is attributable to the decrease in contract activity.

     Other research and development expenses increased by $285,000 or 186%, from $153,000 in the first quarter of 1998 to $438,000 in the first quarter of 1999. This increase is due to the Company's efforts in expanding market opportunities through product line enhancement and development.

     Selling, general and administrative expenses increased by $146,000 or 12%, from $1,247,000 in the first quarter of 1998 to $1,393,000 in the first quarter of 1999. This increase reflects increased labor-related expenses, attributable to the Company's sales force and marketing program expansions.

     Interest income decreased by $17,000 or 94%, from $18,000 in the first quarter of 1998 to $1,000 in the first quarter of 1999. The decrease in interest income is primarily due to withdrawal of interest-earning investment balances by the Company to fund and expand operations.

     Interest expense increased by $14,000 or over 100%, from $2,000 in the first quarter of 1998 to $16,000 in the first quarter of 1999 as the Company entered into new financing agreements in 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $966,000 or over 100%, from $310,000 on December 31, 1998 to $1,276,000 on April 3, 1999. The increase is the result of a private placement of $3 million, a sale/leaseback of equipment of $900,000, and working capital increases of $190,000 (accounts receivable decrease of $565,000 accounts payable decrease of $489,000 offset by inventory increase of $864,000) offset by operating losses of $2.6 million and purchases of new equipment in the amount of $464,000 for expansion of manufacturing operations. The net increase in inventory is due to the Company's strategy of creating capacity and products to quickly respond to anticipated demand.

     The Company's principal resource commitments at April 3, 1999 consist of accounts payable and accrued employee compensation of $2,621,000 and $847,000, respectively, and approximately $1.5 million of obligations under financing commitments.

     On February 26, 1999, the Company entered into an Exchange Agreement with the holders of all of the Company's then outstanding redeemable Preferred Stock. The impact of the Exchange Agreement is to remove redemption provisions and to place limits on Preferred Stock conversions and warrant exercises by the holders of the Preferred Stock pending approval by the Company's stockholders of the removal of such limitations. Pending such approval, total Preferred Stock conversions, together with exercises of certain warrants, may not result in the issuance of more than 1,533,709 shares of Common Stock, a number of shares equal to 19.9% of the shares of Common Stock outstanding at the time of the Company's Series A Preferred Stock financing. The Exchange Agreement requires the Company to seek stockholders' approval for removing the limitations on convertibility. In partial exchange for the elimination of the redemption feature the Company issued warrants to purchase up to 75,000 shares of common stock at $7.00.

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

     In March 1999, the Company entered into a master lease agreement for $1.5 million in lease financing. The Company has drawn upon $900,000 as of April 3, 1999 in an equipment sale/leaseback transaction under the agreement to provide working capital. The implicit interest rate of the lease agreement is 14.4% for a term of 48 months. In connection with the new lease, the Company issued warrants for the purchase of 25,180 shares of Common Stock at a price of $4.17 per share.

     As of April 3, 1999 the Company was not in compliance with all of the covenants related to its revolving line of credit facility. The Company continues to borrow under the existing facility and is working with the bank to revise the provisions of the Agreement which are out of compliance.

     In an effort to support its capital requirements, the Company continues to explore several financing alternatives. The Company is exploring the expansion of its working capital lines of credit in order to provide the additional flexibility to fund its working capital needs. The Company is also reviewing other means of equity infusion in order to support the Company's growth potential and operations. The Company anticipates relying on external sources of financing to meet its cash needs over the next 12 months. There can be no assurance that additional financing will be available to the Company, on terms acceptable to the Company, if at all. In addition, if the Company does not meet its operating objectives for market penetration and manufacturing production, the need for capital will increase substantially.

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

FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

FUTURE CAPITAL NEEDS

     To foster growth of its commercial product sales, the Company has built a sales and marketing infrastructure and is currently ramping up its manufacturing operations to support anticipated increased sales of its SuperFilter(R) product. In order to fully implement its business plan, the Company is in the process of seeking additional debt and equity financing. There can be no assurance that the Company will be successful in obtaining such additional debt or equity financing on acceptable terms or at all. In the event that the Company is unable to obtain additional financing throughout the course of 1999, the Company will have insufficient cash to fund operations. The Company's independent auditors, PricewaterhouseCoopers LLP, have indicated in their report accompanying the Company's 1998 year end financial statements that, based on generally accepted auditing standards, there is substantial doubt about the Company's ability to continue as a going concern. If the Company is successful in obtaining additional equity financing, future dilution to existing or future stockholders is likely to result.

EARLY STAGE OF THE COMMERCIAL SUPERCONDUCTOR PRODUCTS MARKET: MARKET ACCEPTANCE AND RELIABILITY

     The commercial superconductor products market has experienced limited product commercialization to date. Moreover, since inception, the Company has been principally engaged in research and development activities and has only limited experience in the commercialization of its products. The Company's ability to grow will depend on its ability to successfully transition its expertise in superconducting filter and cryogenics technologies and applications to commercial markets, including the wireless communications market. There can be no assurance that the Company will be able to produce its products in sufficient volume to meet market demand or that any of the Company's products will achieve market acceptance. If the Company is unable to manufacture and market it s products for its target markets successfully, its business, results of operations and financial condition will be materially affected.

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

LIMITED MANUFACTURING EXPERIENCE

     To date, the Company has sold products only in limited quantities, primarily for limited deployment, use in field-testing as well as development and prototypes. During 1998, the Company significantly increased its manufacturing capacity in order to meet the increased demand for its products as well as expected future requirements. While the Company has increased its manufacturing capacity, there can be no assurance that the Company will be successful in overcoming the technological, engineering and management challenges associated with the production of commercial quantities of superconducting or cryogenic products for large scale deployment at acceptable costs and on a timely basis.

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

PREFERRED STOCK FINANCINGS

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


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     Between March 26, 1998 and the date of this Form 10-Q the Company raised a total of $11,875,000 through the sale of securities to an institutional investor, in private offerings (the "Financings") of preferred stock and warrants for the purchase of Common Stock. The Company issued Series A, Series A-1 and Series B Preferred Stock and related warrants that were exchanged for Series A-2, Series A-3, Series B-1 and modified warrants, respectively, on February 26, 1999 (the "Exchange"). Following the Exchange the Company by action of its Board of Directors eliminated the Series A, Series A-1 and Series B Preferred Stock. On March 5, 1999 the Company issued Series C Preferred Stock and related warrants. The chart below reflects the private securities outstanding following completion of the Financings and Exchange:

----------------------------------------------------------------------------------------------------------------
                                        Common Stock
                                       Issuable upon       Warrants for          Total
    Series of          Number of       Conversion of       Purchase of       Consideration         Date of
Preferred Stock(1)   Shares Issued    Preferred Shares    Common Stock(2)       Received         Issuance(3)
----------------------------------------------------------------------------------------------------------------
Series A-2              64,584           1,291,680           100,000           $3,875,000     February 26, 1999

Series A-3              12,500             250,000            66,667           $1,000,000     February 26, 1999

Series B-1              50,000           1,000,000           120,000           $4,000,000     February 26, 1999

Series C                41,667             833,340           120,000           $3,000,000     March 5, 1999
----------------------------------------------------------------------------------------------------------------

(1) In the event that the Company's stockholders do not approve the elimination of the Preferred Stock conversion limitation, as described below, each share of Preferred Stock shall be entitled to a cumulative dividend equal to 20% per annum of the purchase price of the Preferred Stock. Such dividends shall be deemed to have accrued daily from the date of the issuance of the Preferred Stock as described in footnote 3 to this table.

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

     A maximum of 1,533,709 shares of Common Stock may be issued upon conversions and exercises of the preferred stock and warrants described above until the Company's stockholders approve the elimination of such limitations. The Company is seeking such stockholder approval at its June 2, 1999 annual meeting. All of the Company's private placements were effected pursuant to an exemption from federal registration requirements provided under Rule 506 of federal Regulation D. The purchaser in each case was an accredited investor. The Exchange was effected through an exemption from registration for exchanges with existing security holders provided under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

     During the last quarter, the Company also issued warrants in connection with the Company's leasing activities. On March 19, 1999 the Company issued warrants to Leasing Technologies Inc. for the purchase of 25,180 shares of Common Stock at a price of $4.17 per share. The securities were issued pursuant to a private placement registration exemption under Section 4(2) of the Securities Act. The warrant holder is a sophisticated institutional investor that obtained the warrants for investment purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 3.1  Restated Certificate of Incorporation of the Company

     (b)  Reports on Form 8-K.

          On February 26, 1999 the Company filed a Current Report on Form 8-K reporting under Item 5. Other Events an Exchange Agreement with the holders of all of the Company's outstanding preferred stock.





--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUPERCONDUCTOR TECHNOLOGIES INC.
                                         (Registrant)



Dated: May 13, 1999                      /s/ James G. Evans, Jr.
                                         ---------------------------------------
                                         James G. Evans, Jr.
                                         Vice President, Chief Financial Officer

                               INDEX TO EXHIBITS





Exhibit
Number                     Description
------                     -----------
 3.1                  Restated Certificate of Incorporation
                      of Superconductor Technologies Inc.

27.1                  Financial Data Schedule