Form 10-Q
period 1999-07-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1999-08-17
CIK 895665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _____________

Commission file number 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               77-0158076
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

                                 460 WARD DRIVE,
                      SANTA BARBARA, CALIFORNIA 93111-2310
               (Address of principal executive offices & zip code)

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

                              Yes [X]      No [ ]

As of August 13, 1999 there were 7,738,216 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          -------------------------------     -------------------------------
                                                          JULY 3, 1999      JUNE 27, 1998     JULY 3, 1999      JUNE 27, 1998
                                                          ------------      -------------     ------------      -------------
Net revenues:
     Government contract revenues                          $ 1,239,000       $ 1,985,000       $ 2,293,000       $ 3,676,000
     Commercial product revenues                               239,000           255,000           676,000           468,000
                                                           -----------       -----------       -----------       -----------

          Total net revenues                                 1,478,000         2,240,000         2,969,000         4,144,000
                                                           -----------       -----------       -----------       -----------

Costs and expenses:
     Cost of commercial product revenues                     1,124,000         1,486,000         2,630,000         2,519,000
     Contract research and development                         773,000         1,077,000         1,528,000         2,400,000
     Other research and development                            494,000           495,000           932,000           648,000
     Selling, general and administrative                     1,397,000         1,393,000         2,790,000         2,640,000
                                                           -----------       -----------       -----------       -----------

          Total costs and expenses                           3,788,000         4,451,000         7,880,000         8,207,000
                                                           -----------       -----------       -----------       -----------

          Loss from operations                              (2,310,000)       (2,211,000)       (4,911,000)       (4,063,000)

Interest (expense) income, net                                (102,000)           28,000          (117,000)           44,000
                                                           -----------       -----------       -----------       -----------

          Net loss                                         $(2,412,000)      $(2,183,000)      $(5,028,000)      $(4,019,000)
                                                           ===========       ===========       ===========       ===========
          Deemed distribution for accounting purposes       (1,195,000)                0        (1,195,000)                0
                                                           -----------       -----------       -----------       -----------

          Net loss available for common stockholders       $(3,607,000)      $(2,183,000)      $(6,223,000)      $(4,019,000)
                                                           ===========       ===========       ===========       ===========

Basic and diluted loss per share:
          Net loss                                         $     (0.31)      $     (0.28)      $     (0.65)      $     (0.52)
          Deemed distribution                                    (0.15)            (0.00)            (0.15)            (0.00)
                                                           -----------       -----------       -----------       -----------
          Net loss available to common stockholders        $     (0.46)      $     (0.28)      $     (0.80)      $     (0.52)
                                                           ===========       ===========       ===========       ===========

Weighted average number of shares outstanding                7,744,053         7,723,335         7,740,267         7,721,787
                                                           ===========       ===========       ===========       ===========



                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                                    (Unaudited)
                           ASSETS                                      JULY 3,         DECEMBER 31,
                                                                        1999               1998
                                                                    ------------       ------------
Current assets:
     Cash and cash equivalents                                      $  2,136,000       $    310,000
     Short-term investments                                                    0                  0
     Accounts receivable                                               1,784,000          1,939,000
     Inventory                                                         3,793,000          2,719,000
     Prepaid expenses and other current assets                           228,000            173,000
                                                                    ------------       ------------

          Total current assets                                         7,941,000          5,141,000

Property and equipment, net of accumulated depreciation
  of $7,559,000 and $6,985,000, respectively                           4,666,000          5,114,000
Patents and licenses, net of accumulated amortization
  of  $1,401,000 and $1,285,000, respectively                          1,997,000          2,070,000
Other assets                                                             175,000            184,000
                                                                    ------------       ------------

          Total assets                                              $ 14,779,000       $ 12,509,000
                                                                    ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $  2,689,000       $  2,396,000
     Accrued compensation                                                695,000            583,000
     Current portion of debt and capitalized lease obligations           999,000            813,000
                                                                    ------------       ------------
          Total current liabilities                                    4,383,000          3,792,000
Long-term debt                                                           915,000            932,000
                                                                    ------------       ------------

          Total liabilities                                            5,298,000          4,724,000
                                                                    ------------       ------------

Redeemable Preferred, $.001 par value,
   2,000,000 shares authorized, Series A
   645,833 shares issued and outstanding,
   Series A-1 125,000 shares issued and outstanding,
   Series B 500,000 shares issued and outstanding                              0          8,982,000
Commitments and contingencies

Stockholders' equity:
   Convertible Preferred Shares, $.001 par value, 2,000,000
       shares authorized, Series A-2 64,584 shares issued and
       outstanding, Series A-3 12,500 shares issued and
       outstanding, Series B-1 50,000 shares issued and
       outstanding, Series C 41,667 shares issued and
       outstanding, Series D 77,296 shares issued
       and outstanding                                                14,561,000                  0
   Common Stock, $.001 par value, 30,000,000 shares
       authorized, 7,737,216 and 7,722,591 shares
       issued and outstanding                                              8,000              8,000
   Capital in excess of par value                                     37,350,000         35,010,000
   Deficit accumulated during development stage                      (42,438,000)       (36,215,000)
                                                                    ------------       ------------

          Total stockholders' equity (deficit)                         9,481,000         (1,197,000)
                                                                    ------------       ------------

          Total liabilities and stockholders' equity                $ 14,779,000       $ 12,509,000
                                                                    ============       ============


                            (See accompanying notes)

                             SUPERCONDUCTOR TECHNOLOGIES INC.
                             (A Development Stage Enterprise)

                                  STATEMENT OF CASH FLOWS
                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                        (Unaudited)

                                                                  JULY 3,           JUNE 27,
                                                                    1999              1998
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed distribution for accounting purposes      $(5,028,000)      $(4,019,000)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Depreciation and amortization                                     625,000           614,000
   Changes in assets and liabilities:
      Accounts receivable                                            155,000          (546,000)
      Inventory                                                   (1,074,000)         (568,000)
      Prepaid expenses and other current assets                      (55,000)           34,000
      Patents and licenses                                           (44,000)          (58,000)
      Other assets                                                     9,000           (89,000)
      Accounts payable and accrued expenses                          405,000         1,123,000
                                                                 -----------       -----------
         Net cash used in operating activities                    (5,007,000)       (3,509,000)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments                               0         2,099,000
Purchases of property and equipment                                 (960,000)       (1,593,000)
Proceeds from sale/leaseback of property and equipment               900,000                 0
                                                                 -----------       -----------
    Net cash (used for) provided by investing activities             (60,000)          506,000
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net                                        267,000           159,000
Principal payments on long-term obligations                          (97,000)          (39,000)
Proceeds from sale of preferred and common stock                   6,723,000         2,983,000
                                                                 -----------       -----------
   Net cash provided by financing activities                       6,893,000         3,103,000
                                                                 -----------       -----------

Net increase in cash and cash equivalents                          1,826,000           100,000
Cash and cash equivalents at beginning of period                     310,000         1,438,000
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $ 2,136,000       $ 1,538,000
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

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998, including but not limited to the caption entitled "Factors Affecting Future Business Operations." The results of operations for the three months and six months ended July 3, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

B.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                     JULY 3, 1999  DECEMBER 31, 1998
                     ------------  -----------------
Raw Materials         $  541,000      $  817,000
Work-in-Progress       2,232,000       1,666,000
Finished Goods         1,020,000         236,000
                      ----------      ----------
Total Inventory       $3,793,000      $2,719,000
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

        The Company has reflected an accounting deemed distribution in the second quarter of 1999 relating to the issuance of the Series D Preferred Stock which, at issuance, is convertible at a discount from the market price for the Company's common stock. This accounting deemed dividend is a non-cash, non-recurring accounting entry for determining net loss available to common stockholders and the related net loss per share.

D.      PRIVATE PLACEMENT

        On June 23, 1999, the Company entered into a private equity financing agreement providing for the sale of securities in two tranches with gross proceeds of up to $6.5 million. Under the first transaction, which took place June 23, 1999, the Company sold 77,296 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $3.8 million. Under the second transaction, which took place on August 17, 1999, the Company sold 28,704 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $1.4 million. Each share of Preferred Stock is convertible into twenty shares of Common Stock at $2.50 per share and carries a cumulative dividend of 6% per annum. The Preferred Stock also has voting rights and liquidation preferences. In connection with the Series D financing the Company also issued warrants for the purchase of up to 212,000 shares of Common Stock at a price of $3.00 per share. The Company granted the Series D investors registration rights with respect to the Common Stock underlying the Series D Preferred Stock and related warrants.

F.      WORKING CAPITAL CREDIT AGREEMENT

        On June 18, 1999, the Company entered into a new credit agreement, which includes a revolving line of credit maturing on July 1, 2000. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate plus 1% (9.00% at July 3, 1999). The Company is required to maintain certain minimum tangible net worth, debt and other financial and business covenants. Borrowings under the revolving line of credit are secured by substantially all of the Company's assets. The agreement is renewable annually. All outstanding borrowings under all previous agreements were fully paid at July 3, 1999. At July 3, 1999, the Company had $858,000 outstanding under this agreement. In connection with the new credit agreement, the Company issued warrants for the purchase of 62,500 shares of Common Stock at a price of $3.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are in "Results of Operations for the three-month and six-month periods ended June 27, 1998 and July 3, 1999" and "Liquidity and Capital Resources." These statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding commercial revenues and the Company's financial resources. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, a portion of which is set forth herein under the caption "Factors Affecting Future Business Operations." Investors are strongly encouraged to review the section entitled "Factors Affecting Future Business Operations" in the Company's Form 10-K for a full discussion of the risk factors that could affect future performance.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 27, 1998 AND JULY 3, 1999

        Total net revenues decreased by $762,000, or 34%, from $2,240,000 in the second quarter of 1998 to $1,478,000 in the second quarter of 1999. Net revenues decreased by $1,175,000 or 28%, from $4,144,000 in the first six months of 1998 to $2,969,000 in the first six months of 1999. These changes are due to a decrease in government contract revenue offset in part by increases in commercial revenue and sublicense royalties.

        Government contract revenue decreased by $746,000, or 38%, from $1,985,000 in the second quarter of 1998 to $1,239,000 in the second quarter of 1999. Government contract revenue decreased by $1,383,000 or 38%, from $3,676,000 in the first six months of 1998 to $2,293,000 in the first six months of 1999. These decreases are attributable to the completion of certain government programs and the transition period associated with entering into new government contracts.

        Commercial product revenue decreased by $16,000 or 6%, from $255,000 in the second quarter of 1998 to $239,000 in the second quarter of 1999. Commercial product revenue increased by $208,000 or 44%, from $468,000 in the first six months of 1998 to $676,000 in the first six months of 1999. These increases are the result of the Company's increased sales of the SuperFilter(R) product. Additionally, sublicense royalties were $10,000 in the first half of 1999. There were no sublicense royalties in the first half of 1998.

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

        The cost of commercial product revenues decreased by $362,000 or 24%, from $1,486,000 for the second quarter of 1998 to $1,124,000 in the second quarter of 1999 due to the Company's cost reduction efforts. The cost of commercial product revenues increased by $111,000 or 4%, from $2,519,000 for the first six months of 1998 to $2,630,000 in the first six months of 1999 due to the substantial increase in sales of commercial products offset by product cost reductions.

        Contract research and development expenses decreased by $304,000 or 28%, from $1,077,000 in the second quarter of 1998 to $773,000 in the second quarter of 1999. Contract research and development expenses decreased by $872,000 or 36%, from $2,400,000 in the first six months of 1998 to $1,528,000 in the first six months of 1999. These decreases are attributable to the decrease in contract activity.

        Other research and development expenses were essentially unchanged from $495,000 in the second quarter of 1998 to $494,000 in the second quarter of 1999. Other research and development expenses increased by $284,000 or 44%, from $648,000 in the first six months of 1998 to $932,000 in the first six months of 1999. This increase is due to the Company's efforts in expanding market opportunities through product line enhancement and development.

        Selling, general and administrative expenses remained effectively the same at $1,393,000 in the second quarter of 1998 as compared to $1,397,000 in the second quarter of 1999. Selling, general and administrative expenses increased by $150,000 or 6%, from $2,640,000 in the first six months of 1998 to $2,790,000 in the first six months of 1999.

These increases reflect increased labor-related expenses, attributable to the Company's sales force and marketing program expansions.

        Interest income decreased by approximately $34,000 or 99%, from $34,000 in the second quarter of 1998 to $0 in the second quarter of 1999. Interest income decreased by $51,000 or 98%, from $52,000 in the first six months of 1998 to $1,000 in the first six months of 1999. The decreases in interest income are primarily due to withdrawal of interest-earning investment balances by the Company to fund and expand operations.

        Interest expense increased by $96,000 or over 100%, from $6,000 in the second quarter of 1998 to $102,000 in the second quarter of 1999. Interest expense increased by $110,000 or over 100%, from $8,000 in the first six months of 1998 to $118,000 in the first six months of 1999. These increases occurred as the Company entered into new working capital financing agreements and borrowed for working capital needs in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $1,826,000 or over 100%, from $310,000 on December 31, 1998 to $2,136,000 on July 3, 1999. The increase is the result of two private placements of $3 million and $3.8 million, respectively, a sale/leaseback of equipment of $900,000, and net borrowings from bank lines of $267,000 offset by operating losses of $5.0 million, working capital increases of $1,212,000 (accounts receivable decrease of $155,000 offset by accounts payable increase of $293,000 and inventory increase of $1,074,000) and purchases of new equipment in the amount of $960,000 for expansion of manufacturing operations. The net increase in inventory is due to the Company's strategy of creating capacity and products to quickly respond to anticipated demand.

        The Company's principal resource commitments at July 3, 1999 consist of accounts payable and accrued employee compensation of $2,689,000 and $695,000, respectively, and approximately $1.9 million of obligations under financing commitments.

        On February 26, 1999, the Company entered into an Exchange Agreement with the holders of all of the Company's then outstanding redeemable Preferred Stock to remove redemption provisions and to place limits on Preferred Stock conversions and warrant exercises by the holders of the Preferred Stock pending approval by the Company's stockholders of the removal of such limitations. The Company's stockholders approved the elimination of conversion and exercise limitations at the Company's 1999 Annual Meeting of Stockholders. In partial exchange for the elimination of the redemption feature the Company issued the holders exchanging Preferred Stock warrants to purchase up to 75,000 shares of common stock at $7.00.

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

        In March 1999, the Company entered into a master lease agreement for $1.5 million in lease financing. The Company has drawn upon $900,000 as of July 3, 1999 in an equipment sale/leaseback transaction under the agreement to provide working capital. The implicit interest rate of the lease agreement is 14.4% for a term of 48 months. In connection with the new lease, the Company issued warrants for the purchase of 25,180 shares of Common Stock at a price of $4.17 per share.

         On June 23, 1999, the Company entered into a private equity financing agreement providing for the sale of securities in two tranches with gross proceeds of up to $6.5 million. Under the first transaction, which took place June 23, 1999, the Company sold 77,296 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $3.8 million. Under the second transaction, which took place on August 17, 1999, the Company sold 28,704 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $1.4 million. Each share of Preferred Stock is convertible into twenty shares of Common Stock at $2.50 per share and carries a cumulative dividend of 6% per annum. The Preferred Stock also has voting rights and liquidation preferences. In connection with the Series D financing the Company also issued warrants for the purchase of up to 212,000 shares of Common Stock at a price of $3.00 per share. The Company granted the Series D investors registration rights with respect to the Common Stock underlying the Series D Preferred Stock and related warrants.

        On June 18, 1999, the Company entered into a new credit agreement, which includes a revolving line of credit maturing on July 1, 2000. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate plus 1% (9.00% at July 3, 1999). The Company is required to maintain certain minimum tangible net worth, debt and other financial and business covenants. Borrowings under the revolving line of credit are secured by substantially all of the Company's assets. The agreement is renewable annually. All outstanding borrowings under all previous agreements were fully paid at July 3, 1999. At July 3, 1999, the Company had $858,000 outstanding under this agreement. In connection with the new credit agreement, the Company issued warrants for the purchase of 62,500 shares of Common Stock at a price of $3.00 per share.

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

FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

FUTURE CAPITAL NEEDS

        To foster growth of its commercial product sales, the Company has built a sales and marketing infrastructure and is currently ramping up its manufacturing operations to support anticipated increased sales of its SuperFilter(R) product. In order to fully implement its business plan, the Company is in the process of seeking additional debt and equity financing. There can be no assurance that the Company will be successful in obtaining such additional debt or equity financing on acceptable terms or at all. In the event that the Company is unable to obtain additional financing throughout the course of 1999, the Company will have insufficient cash to fund operations. The Company's independent accountants have indicated in their report accompanying the Company's 1998 year-end financial statements that, based on generally accepted auditing standards, there is substantial doubt about the Company's ability to continue as a going concern. If the Company is successful in obtaining additional equity financing, future dilution to existing or future stockholders is likely to result.

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

HIGH DEGREE OF DEPENDENCE ON GOVERNMENT CONTRACTS

        Since inception, 91% of the Company's net revenues have been from research and development contract sales directly to the government or to resellers to the government. Although the Company recently has been devoting substantial resources to the development of commercial markets for its products, the Company is, and expects to continue to be in the near term, dependent on government funding for its research and development projects. Funds authorized by the government under any development contract may be reduced or eliminated at any time, and there can be no assurance that the Company will receive all or any part of the funds under any of the Company's existing government contracts not yet performed. Absent significant future revenues from commercial sales, a significant loss of government funding would have a material adverse effect on the Company's business, results of operations and financial condition.

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

        The Company has an exclusive, worldwide license, in all fields of use, to formulations covered by patents held by the University of Arkansas covering TBCCO, the material upon which the Company primarily relies for its HTS products and product development. There can be no assurance that the validity of these patents will not be subject to challenge. In addition, other parties may have developed similar materials utilizing TBCCO formulations and may design around the patented aspects of this material. In addition, the Company has granted DuPont and its affiliates a non-exclusive worldwide sublicense under its license with the University of Arkansas to develop and market TBCCO materials and superconducting technologies. There can be no assurance that this sublicense will not adversely affect the Company's business, results of operations and financial condition.

PREFERRED STOCK FINANCINGS

        The market value of the Company's Common Stock will likely be diluted by the issuance of Common Stock upon the conversion of the Company's Series A-2, Series A-3, Series B-1, Series C and Series D Preferred Stock and the exercise of options and warrants for the purchase of Company Common Stock, including the warrants issued in connection with the Company's Preferred Stock financings and the Exchange Agreement. At its annual meeting of stockholders that was held on June 2, 1999 the Company received stockholder approval of the elimination of limitations on conversions of the Company's Preferred Stock and exercises of warrants issued in connection with the Series C Preferred Stock financing and the Exchange Agreement. Similarly, and at the special meeting of stockholders held on August 6, 1999, the Company's stockholders approved the issuance of Series D Preferred Stock and related warrants. As a result, the Series A-2, Series A-3, Series B-1, Series C and Series D Preferred Stock may be fully converted into shares of Common Stock, potentially at a discount to the market price of the Common Stock on the date of conversion. Also, the holders of warrants issued in connection with the Preferred Stock financings and the Exchange Agreement may fully exercise warrants for the purchase of Company Common Stock at prices that may be below the market value of the Company's Common Stock on the date of such exercise. The total number of shares that may be issued upon such Preferred Stock conversions and warrant exercises shall be 6,353,841 shares, plus approximately 6,700 shares pursuant to an antidilution adjustment on the Series B-1 Warrants. This number of shares is subject to adjustment for certain future dilutive stock issuances by the Company and for recapitalizations, stock combinations, stock dividends, stock splits and the like.

        The Company anticipates issuing additional securities in the foreseeable future to satisfy its capital requirements. In addition, as a means of obtaining benefits for the Company without the expenditure of cash, the Company has in the past and may in the future offer equity participation to parties in connection with debt, leasing, supply agreements or similar arrangements. In such cases, the Company may issue warrants or other securities providing for the purchase of Common Stock. These future financing and operating arrangements will likely result in the eventual issuance of Company Common Stock that may be dilutive to the Company's current holders of Common Stock.

        The Company has never paid a cash dividend on its Common Stock and does not expect to do so in the foreseeable future. Cumulative dividends on the Series A-2, Series A-3, Series B-1, Series C and Series D Preferred Stock are payable at the rates of 6%, 6%, 7%, 7% and 6% per annum, respectively. While the Series A-2, Series A-3, Series B-1, Series C and Series D Preferred Stock are outstanding, the Company is limited in its ability to pay dividends on the Common Stock.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        Between June 23, 1999 and the date of this Form 10-Q the Company raised a total of $5.3 million through the sale of securities to institutional investors, in private offerings (the "Financings") of preferred stock and warrants for the purchase of Common Stock. On June 23, 1999 and August 17, 1999, the Company issued Series D Preferred Stock and related warrants.

The chart below reflects the private securities outstanding following completion of the Financings:

----------------------------------------------------------------------------------------------
                                  Common Stock
                                    Issuable
                                      upon       Warrants for
                                   Conversion     Purchase of     Total
   Series of        Number of     of Preferred      Common     Consideration     Date of
Preferred Stock   Shares Issued      Shares        Stock(1)      Received        Issuance
----------------------------------------------------------------------------------------------
Series D              77,296        1,545,920      154,592      $3,864,800     June 23, 1999
----------------------------------------------------------------------------------------------
Series D              28,704          574,080       57,408      $1,435,200     August 17, 1999
----------------------------------------------------------------------------------------------

(1)     The exercise prices and expiration dates of the warrants are as follows:
        Series D first closing, $3.00 per share, expiring June 23, 2004; Series D second closing, $3.00 per share, expiring August 17, 2004.

        All of the Company's private placements were effected pursuant to an exemption from federal registration requirements provided under Rule 506 of federal Regulation D. The purchasers in each case were accredited investors. security holders provided under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

        During the last quarter, the Company also issued warrants in connection with the Company's leasing activities. On June 18, 1999 the Company issued warrants to PNC Bank, National Association for the purchase of 62,500 shares of Common Stock at a price of $3.00 per share. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act. The warrant holder is a sophisticated institutional investor that obtained the warrants for investment purposes.

        The Company also issued warrants under an obligation in connection with the Company's Series B and Series C financing to Tanner Unman Securities Inc. for the purchase of 3,750 shares of Common Stock at a price of $4.50 per share. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act. The warrant holder is a sophisticated institutional investor that obtained the warrants for investment purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In addition to the election of the directors, the following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held June 2, 1999:

1) The removal of limitations on conversion of preferred stock into common stock and exercises of warrants to purchase common stock issued by the Company in private offerings in 1998 and 1999 were approved.

               Votes For:           3,621,607
               Votes Against:         135,782
               Votes Abstaining:       83,750
               Broker Non-Votes:    3,135,331

2) The provision on the Company's Series C Preferred Stock financing providing Wilmington Securities, Inc. (an indirect, wholly owned subsidiary of The Hillman Company) representation on the Board of Directors was approved.

               Votes For:          3,702,434
               Votes Against:         82,155
               Votes Abstaining:      56,550
               Broker Non-Votes:   3,135,331

3)      The proposal to adopt the Company's 1999 Stock Plan was approved.

               Votes For:            5,037,120 (including 1,533,709 Preferred)
               Votes Against:          225,279
               Votes Abstaining:       112,449
               Broker Non-Votes:     3,135,331

4) The appointment of PricewaterhouseCoopers as independent auditors of the Company was ratified for the year ending December 31, 1999.

               Votes For:           8,466,277 (including 1,533,709 Preferred)
               Votes Against:          20,200
               Votes Abstaining:       23,702
               Broker Non-Votes:            0

In addition to the election of the directors, the following matters were submitted to the shareholders at the Company's Special Meeting of Shareholders held August 6, 1999:

1) The issuance of Series D Preferred Stock and related warrants and the issuance of Common Stock upon the conversion and exercise of such securities were approved.

               Votes For:           7,042,201(including  3,375,020 Preferred)
               Votes Against:         158,900
               Votes Abstaining:       38,357
               Broker Non-Votes:            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Exhibit 3.1  Certificate of Designation for Series D Preferred Stock

        Exhibit 3.2  Corporate Bylaws

        Exhibit 4.1  Third Amended and Restated Stockholder Rights Agreement

        Exhibit 4.2  Form of Series D Warrant

        Exhibit 4.3  Form of Series D Stock Certificate

        Exhibit 4.4 Warrant issued to PNC Bank, National Association in connection with Credit Agreement

        Exhibit 10.2 PNC Bank, National Association Credit Agreement

        Exhibit 27   Financial Data Schedule

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                        (Registrant)


Dated: August 17, 1999                  /s/ James G. Evans, Jr.
                                        ----------------------------------------
                                        James G. Evans, Jr.
                                        Vice President, Chief Financial Officer

                                 EXHIBIT INDEX


          Exhibit                      Description
          -------                      -----------
        Exhibit 3.1  Certificate of Designation for Series D Preferred Stock

        Exhibit 3.2  Corporate Bylaws

        Exhibit 4.1  Third Amended and Restated Stockholder Rights Agreement

        Exhibit 4.2  Form of Series D Warrant

        Exhibit 4.3  Form of Series D Stock Certificate

       *Exhibit 4.4  Warrant issued to PNC Bank, National Association in connection with Credit Agreement

        Exhibit 10.2 PNC Bank, National Association Credit Agreement

        Exhibit 27   Financial Data Schedule


*The exhibit is incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 10-Q.