Form 10-Q/A
period 1999-07-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1999-11-02
CIK 895665

                                  FORM 10-Q/A

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

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          -------------------------------     -------------------------------
                                                          JULY 3, 1999      JUNE 27, 1998     JULY 3, 1999      JUNE 27, 1998
                                                          ------------      -------------     ------------      -------------
Net revenues:
     Government contract revenues                          $ 1,239,000       $ 1,985,000       $ 2,293,000       $ 3,676,000
     Commercial product revenues                               239,000           255,000           676,000           468,000
                                                           -----------       -----------       -----------       -----------

          Total net revenues                                 1,478,000         2,240,000         2,969,000         4,144,000
                                                           -----------       -----------       -----------       -----------

Costs and expenses:
     Cost of commercial product revenues                     1,124,000         1,486,000         2,630,000         2,519,000
     Contract research and development                         773,000         1,077,000         1,528,000         2,400,000
     Other research and development                            494,000           495,000           932,000           648,000
     Selling, general and administrative                     1,397,000         1,393,000         2,790,000         2,640,000
                                                           -----------       -----------       -----------       -----------

          Total costs and expenses                           3,788,000         4,451,000         7,880,000         8,207,000
                                                           -----------       -----------       -----------       -----------

          Loss from operations                              (2,310,000)       (2,211,000)       (4,911,000)       (4,063,000)

Interest (expense) income, net                                (102,000)           28,000          (117,000)           44,000
                                                           -----------       -----------       -----------       -----------

          Net loss                                         $(2,412,000)      $(2,183,000)      $(5,028,000)      $(4,019,000)
                                                           ===========       ===========       ===========       ===========
          Deemed distribution for accounting purposes         (366,000)                0          (366,000)                0
                                                           -----------       -----------       -----------       -----------

          Net loss available for common stockholders       $(2,778,000)      $(2,183,000)      $(5,394,000)      $(4,019,000)
                                                           ===========       ===========       ===========       ===========

Basic and diluted loss per share:
          Net loss                                         $     (0.31)      $     (0.28)      $     (0.65)      $     (0.52)
          Deemed distribution                                    (0.05)            (0.00)            (0.05)            (0.00)
                                                           -----------       -----------       -----------       -----------
          Net loss available to common stockholders        $     (0.36)      $     (0.28)      $     (0.70)      $     (0.52)
                                                           ===========       ===========       ===========       ===========

Weighted average number of shares outstanding                7,744,053         7,723,335         7,740,267         7,721,787
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
Commitments and contingencies

Stockholders' equity:
   Convertible Preferred Shares, $.001 par value, 2,000,000
       shares authorized, Series A-2 64,584 shares issued and
       outstanding, Series A-3 12,500 shares issued and
       outstanding, Series B-1 50,000 shares issued and
       outstanding, Series C 41,667 shares issued and
       outstanding, Series D 77,296 shares issued
       and outstanding                                                14,561,000                  0
   Common Stock, $.001 par value, 30,000,000 shares
       authorized, 7,737,216 and 7,722,591 shares
       issued and outstanding                                              8,000              8,000
   Capital in excess of par value                                     36,521,000         35,010,000
   Deficit accumulated during development stage                      (41,609,000)       (36,215,000)
                                                                    ------------       ------------

          Total stockholders' equity (deficit)                         9,481,000         (1,197,000)
                                                                    ------------       ------------

          Total liabilities and stockholders' equity                $ 14,779,000       $ 12,509,000
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

        During the third quarter of 1999, it was determined an error was made in calculating the effect of the deemed distribution that was reported in the second quarter of 1999. The deemed distribution reported of $1,195,000 was overstated by $829,000. This correction has no effect on previously reported net loss or total stockholder's equity. The effect on the relevant financial statement elements is as follows (in thousands, except per share data):

                                          Three months ended July 3, 1999    Six months ended July 3, 1999
                                            As                     As        As                      As
                                         reported  Adjustment   adjusted  reported    Adjustment  adjusted

Net Loss                                  $2,412      $0         $2,412    $5,028      $0          $5,028
Deemed distribution for accounting
  purposes                                 1,195      (829)         366     1,195      (829)          366
Net loss available to common
  stockholders                             3,607      (829)       2,778     6,223      (829)        5,394

Basic and diluted loss per share:
Net loss per share                        ($0.31)     $0         ($0.31)   ($0.65)     $0          ($0.65)
Deemed distribution                       ( 0.15)      0.10      ( 0.05)   ( 0.15)      0.10       ( 0.05)
Net loss per share available to
  common stockholders                     ( 0.46)      0.10      ( 0.36)   ( 0.80)      0.10       ( 0.70)

                                                   July 3, 1999
                                             As                     As
                                          reported  Adjustment   adjusted

Capital in excess of par value           $37,350      ($829)     $36,521
Deficit accumulated during
  development stage                      (42,438)       829      (41,609)
Total stockholder's equity                 9,481          0        9,481

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

      * Exhibit 3.1  Certificate of Designation for Series D Preferred Stock

      * Exhibit 3.2  Corporate Bylaws

      * Exhibit 4.1  Third Amended and Restated Stockholder Rights Agreement

      * Exhibit 4.2  Form of Series D Warrant

      * Exhibit 4.3  Form of Series D Stock Certificate

      * Exhibit 4.4  Warrant issued to PNC Bank, National Association in connection with Credit Agreement

      * Exhibit 10.2 PNC Bank, National Association Credit Agreement

      * Exhibit 27   Financial Data Schedule

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended July 3, 1999.

      * Incorporated by reference from the Registrant's Report on Form 10-Q filed on August 17, 1999 for the quarter ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                        (Registrant)


Dated: November 2, 1999                  /s/ M. Peter Thomas
                                        ----------------------------------------
                                        M. Peter Thomas
                                        President, Chief Executive Officer

                                 EXHIBIT INDEX


          Exhibit                      Description
          -------                      -----------
      * Exhibit 3.1  Certificate of Designation for Series D Preferred Stock

      * Exhibit 3.2  Corporate Bylaws

      * Exhibit 4.1  Third Amended and Restated Stockholder Rights Agreement

      * Exhibit 4.2  Form of Series D Warrant

      * Exhibit 4.3  Form of Series D Stock Certificate

      * Exhibit 4.4  Warrant issued to PNC Bank, National Association in connection with Credit Agreement

      * Exhibit 10.2 PNC Bank, National Association Credit Agreement

      * Exhibit 27   Financial Data Schedule

* Incorporated by reference from the Registrant's Report on Form 10-Q filed on August 17, 1999 for the quarter ended July 3, 1999.