Form 10-Q
period 1999-10-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 1999-11-15
CIK 895665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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

                                  Yes X No [ ]

As of November 11, 1999 there were 7,739,068 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          -------------------------------     -------------------------------
                                                          OCT. 2, 1999     SEPT. 26, 1998     OCT. 2, 1999     SEPT. 26, 1998
                                                          ------------     --------------     ------------     --------------
Net revenues:
     Government contract revenues                         $  1,381,000      $  1,502,000      $  3,674,000      $  5,178,000
     Commercial product revenues, net
     of non-cash sales discount of $70,000 for 1999            589,000           563,000         1,265,000         1,031,000
                                                          ------------      ------------      ------------      ------------

          Total net revenues                                 1,970,000         2,065,000         4,939,000         6,209,000
                                                          ------------      ------------      ------------      ------------

Costs and expenses:
     Cost of commercial product revenues                     1,881,000         1,747,000         4,512,000         4,266,000
     Contract research and development                         897,000         1,175,000         2,424,000         3,575,000
     Other research and development                            392,000           244,000         1,323,000           892,000
     Selling, general and administrative                     1,614,000         1,395,000         4,404,000         4,035,000
                                                          ------------      ------------      ------------      ------------

          Total costs and expenses                           4,784,000         4,561,000        12,663,000        12,768,000
                                                          ------------      ------------      ------------      ------------

          Loss from operations                              (2,814,000)       (2,496,000)       (7,724,000)       (6,559,000)

Interest (expense) income, net                                 (47,000)           (5,000)         (164,000)           39,000
                                                          ------------      ------------      ------------      ------------

          Net loss                                          (2,861,000)       (2,501,000)       (7,888,000)       (6,520,000)
                                                          ------------      ------------      ------------      ------------
          Deemed distribution for accounting purposes          (90,000)                0          (456,000)                0
                                                          ------------      ------------      ------------      ------------

          Net loss available for common stockholders      $ (2,951,000)     $ (2,501,000)     $ (8,344,000)     $ (6,520,000)
                                                          ============      ============      ============      ============

Basic and diluted loss per share:
          Net loss                                        $      (0.37)     $      (0.34)     $      (1.02)     $      (0.87)
          Deemed distribution                                    (0.01)             0.00             (0.06)             0.00
                                                          ------------      ------------      ------------      ------------
          Net loss available to common stockholders       $      (0.38)     $      (0.34)     $      (1.08)     $      (0.87)
                                                          ============      ============      ============      ============

Weighted average number of shares outstanding                7,750,749         7,730,668         7,741,425         7,723,340
                                                          ============      ============      ============      ============



                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                                                       (Unaudited)
                                    ASSETS                                                OCT. 2,           DECEMBER 31,
                                                                                           1999                1998
                                                                                       ------------         ------------
Current assets:
     Cash and cash equivalents                                                         $  1,064,000         $    310,000
     Short-term investments                                                                       0                    0
     Accounts receivable                                                                  1,529,000            1,939,000
     Inventory                                                                            3,364,000            2,719,000
     Prepaid expenses and other current assets                                              276,000              173,000
                                                                                       ------------         ------------

          Total current assets                                                            6,233,000            5,141,000

Property and equipment, net of accumulated depreciation
  of $7,840,000 and $6,985,000, respectively                                              4,415,000            5,114,000
Patents and licenses, net of accumulated amortization
  of  $1,460,000 and $1,285,000, respectively                                             1,951,000            2,070,000
Other assets                                                                                209,000              184,000
                                                                                       ------------         ------------

          Total assets                                                                 $ 12,808,000         $ 12,509,000
                                                                                       ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $  1,552,000         $  2,396,000
     Accrued compensation                                                                   767,000              583,000
     Current portion of long-term debt and capitalized lease obligations                  1,378,000              813,000
                                                                                       ------------         ------------
          Total current liabilities                                                       3,697,000            3,792,000
Long-term debt                                                                              809,000              932,000
                                                                                       ------------         ------------

          Total liabilities                                                               4,506,000            4,724,000
                                                                                       ------------         ------------

Redeemable Preferred, $.001 par value, 2,000,000 shares Authorized; Series A,
   645,833 shares issued and outstanding; Series A-1, 125,000 shares issued and
   outstanding; Series B, 500,000 shares issued and outstanding                                   0            8,982,000
Commitments and contingencies
Stockholders' equity:

   Convertible Preferred Shares, $.001 par value, 2,000,000 shares Authorized;
   Series A-2, 64,584 shares issued and outstanding; Series A-3,12,500 shares issued and outstanding; Series B-1, 50,000 shares issued and outstanding;
   Series C, 41,667 shares issued and outstanding;
   Series D, 106,000 shares issued and outstanding                                       15,903,000                    0
   Common Stock, $.001 par value, 30,000,000 shares authorized,
    7,739,068 and 7,722,591 shares issued and outstanding                                     8,000                8,000
   Capital in excess of par value                                                        36,950,000           35,010,000
   Deficit accumulated during development stage                                         (44,559,000)         (36,215,000)
                                                                                       ------------         ------------

          Total stockholders' equity (deficit)                                            8,302,000           (1,197,000)
                                                                                       ------------         ------------

          Total liabilities and stockholders' equity                                   $ 12,808,000         $ 12,509,000
                                                                                       ============         ============



                            (See accompanying notes)

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                      OCT. 2,            SEPT. 26,
                                                                                       1999                1998
                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed distribution for accounting purposes                         $(7,888,000)        $(6,520,000)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                      1,000,000             763,000
   Warrants treated as non-cash sales discount                                           70,000
   Fair value of warrants and options issued for goods and services                      97,000
   Changes in assets and liabilities:
      Accounts receivable                                                               410,000            (292,000)
      Inventory                                                                        (645,000)         (1,101,000)
      Prepaid expenses and other current assets                                          (5,000)            (35,000)
      Patents and licenses                                                              (57,000)            (81,000)
      Other assets                                                                        4,000             (54,000)
      Accounts payable and accrued expenses                                            (660,000)            936,000
                                                                                    -----------         -----------
         Net cash used in operating activities                                       (7,674,000)         (6,384,000)
                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments                                                  0           2,099,000
Purchases of property and equipment                                                    (990,000)         (2,783,000)
Proceeds from sale/leaseback of property and equipment                                  900,000                   0
                                                                                    -----------         -----------
    Net cash (used for) provided by investing activities                                (90,000)           (684,000)
                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net                                                           587,000             776,000
Principal payments on long-term obligations                                            (144,000)            (41,000)
Proceeds from sale of preferred and common stock                                      8,075,000           8,858,000
                                                                                    -----------         -----------
   Net cash provided by financing activities                                          8,518,000           9,593,000
                                                                                    -----------         -----------

Net increase in cash and cash equivalents                                               754,000           2,525,000
Cash and cash equivalents at beginning of period                                        310,000           1,438,000
                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                          $ 1,064,000         $ 3,963,000
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

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998, including but not limited to the caption entitled "Factors Affecting Future Business Operations." The results of operations for the three months and nine months ended October 2, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                          OCTOBER 2, 1999      DECEMBER 31, 1998
                          ---------------      -----------------
Raw Materials               $  521,000            $  817,000
Work-in-Progress             2,247,000             1,666,000
Finished Goods                 596,000               236,000
                            ----------            ----------
Total Inventory             $3,364,000            $2,719,000
                            ==========            ==========

C. PER SHARE INFORMATION

        Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed by deducting earned dividends accumulated on cumulative preferred stock and accretion of redemption value on redeemable preferred shares while outstanding. Diluted net loss per share is computed by dividing loss available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. Potential Common Stock issuable upon exercise of options and warrants to purchase shares of the Company's Common Stock and conversion of the outstanding Preferred Stock to Common Stock is not included as the result would have been antidilutive considering the Company's reported net loss from operations for all periods presented.

        The Company has reflected an accounting deemed distribution in the three months and nine months ended October 2, 1999 relating to the issuance of Series C and Series D Preferred Stock which, at issuance, is convertible at a discount from the market price for the Company's common stock. This accounting deemed dividend was a non-cash accounting entry for determining net loss available to common stockholders and the related net loss per share.

D. PRIVATE PLACEMENT

        On June 23, 1999, the Company entered into a private equity financing agreement providing for the sale of securities in two tranches with gross proceeds of up to $6.5 million. Under the first transaction, which took place June 23, 1999, the Company sold 77,296 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $3.8 million. Under the second transaction, which took place on August 17, 1999, the Company sold 28,704 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $1.4 million. Each share of Preferred Stock is initially convertible into twenty shares of Common Stock at $2.50 per share and carries a cumulative dividend of 6% per annum. The Preferred Stock also has voting rights and liquidation preferences. In connection with the Series D financing, the Company also issued warrants for the purchase of up to 212,000 shares of Common Stock at a price of $3.00 per share. The Company granted the Series D investors registration rights with respect to the Common Stock underlying the Series D Preferred Stock and related warrants.

    The issuance of the Series D Preferred Stock resulted in an antidilution adjustment to the Company's Series A-2, A-3, B-1 and C Preferred Stock. Following completion of the Series D financing the total number of shares issuable upon conversion of the Company's outstanding Preferred Stock is as follows:

------------------------------------------------------------------------------------------------
Series of Preferred       Shares of Preferred        Common Stock Issuable Upon Conversion Stock
------------------------------------------------------------------------------------------------
Series A-2                  64,584                   1,322,539
------------------------------------------------------------------------------------------------
Series A-3                  12,500                     263,852
------------------------------------------------------------------------------------------------
Series B-1                  50,000                   1,055,409
------------------------------------------------------------------------------------------------
Series C                    41,667                     872,100
------------------------------------------------------------------------------------------------
Series D                   106,000                   2,120,000
------------------------------------------------------------------------------------------------
Total                                                5,633,900
------------------------------------------------------------------------------------------------

        The Series D Preferred Stock financing, together with the issuance of warrants to U.S. Cellular Corporation, resulted in an adjustment to warrants issued in connection with the Company's Series B Preferred Stock financing (the Series B Preferred Stock was converted into Series B-1 Preferred Stock in February 1999). The total number of shares issuable upon exercise of such warrants increased from 120,000 to 129,057 as a result of such adjustments and the exercise price of the warrants was reduced from $5.70 per share to $5.30 per share.

E. LONG-TERM SALES AGREEMENT

        On August 27, 1999, the Company signed a five-year agreement with United States Cellular Corporation ("U.S. Cellular"), one of the nation's ten largest cellular service providers. Under the terms of the agreement, U.S. Cellular will purchase a minimum of 100 SuperFilter(R) systems by December 31, 2000 and anticipates purchasing a minimum of an additional 400 SuperFilter(R) systems by August 27, 2004. As part of the agreement the Company issued a warrant to U.S. Cellular providing for the purchase of up to one million shares of common stock at a price of $4.00 per share, under which one share vests for every $25 worth of SuperFilter(R) system purchases made by U.S. Cellular. In each period in which the warrant shares are earned, a non-cash sales discount will be recorded. The amount of the non-cash sales discount will be the fair value of the warrant shares that are earned in the period. Fair value of the warrant shares will be calculated by using the Black-Scholes option pricing model. The amount of warrant shares earned during the three-month and nine-month periods ended October 2, 1999 was $70,000. At October 2, 1999, there remain 966,800 shares of common stock available under the warrant that may result in future charges as each warrant is earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are in "Results of Operations for the three-month and nine-month periods ended September 26, 1998 and October 2, 1999" and "Liquidity and Capital Resources." These statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding commercial revenues and the Company's financial resources. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, a portion of which is set forth herein under the caption "Factors Affecting Future Business Operations." Investors are strongly encouraged to review the section entitled "Factors Affecting Future Business Operations" in the Company's Form 10-K for a full discussion of the risk factors that could affect future performance.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND OCTOBER 2, 1999

        Total net revenues decreased by $95,000, or 5%, from $2,065,000 in the third quarter of 1998 to $1,970,000 in the third quarter of 1999. Net revenues decreased by $1,270,000 or 20%, from $6,209,000 in the first nine months of 1998 to $4,939,000 in the first nine months of 1999. These changes are due to a decrease in government contract revenue offset in part by increases in commercial revenue and sublicense royalties.

        Government contract revenue decreased by $121,000, or 8%, from $1,502,000 in the third quarter of 1998 to $1,381,000 in the third quarter of 1999. Government contract revenue decreased by $1,504,000 or 29%, from $5,178,000 in the first nine months of 1998 to $3,674,000 in the first nine months of 1999. These decreases are attributable to the completion of certain government programs and the transition period associated with entering into new government contracts. The Company recently announced the notification of award from Defense Advanced Research Projects Agency (DARPA) under the Agency's Broad Agency Announcement (BAA) #99-24, "Totally Agile RF Sensor Systems" (TASS).

        Commercial product revenue increased by $26,000 or 5%, from $563,000 in the third quarter of 1998 to $589,000 in the third quarter of 1999. Commercial product revenue increased by $234,000 or 23%, from $1,031,000 in the first nine months of 1998 to $1,265,000 in the first nine months of 1999. These increases are the result of the Company's increased sales of the SuperFilter(R) product, including shipments under a five-year agreement with U.S. Cellular Corporation (see Note E.), and are net of a non-cash sales discount of $70,000 relating to warrants issued to U.S. Cellular in connection with the agreement.

        Sublicense royalties were $10,000 in the first nine months of 1999. There were no sublicense royalties in the first nine months of 1998.

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

        The cost of commercial product revenues increased by $134,000 or 8%, from $1,747,000 for the third quarter of 1998 to $1,881,000 in the third quarter of 1999. The cost of commercial product revenues increased by $246,000 or 6%, from $4,266,000 for the first nine months of 1998 to $4,512,000 in the first nine months of 1999. These increases are due to the increase in sales of commercial products offset by product cost reductions.

        Contract research and development expenses decreased by $278,000 or 24%, from $1,175,000 in the third quarter of 1998 to $897,000 in the third quarter of 1999. Contract research and development expenses decreased by $1,151,000 or 32%, from $3,575,000 in the first nine months of 1998 to $2,424,000 in the first nine months of 1999. These decreases are attributable to the decrease in contract activity.

        Other research and development expenses increased by $148,000 or 61%, from $244,000 in the third quarter of 1998 to $392,000 in the third quarter of 1999. Other research and development expenses increased by $431,000 or 48%, from $892,000 in the first nine months of 1998 to $1,323,000 in the first nine months of 1999. This increase is due to the Company's efforts in expanding market opportunities through product line enhancement and development.

        Selling, general and administrative expenses increased by $219,000 or 16%, from $1,395,000 in the third quarter of 1998 as compared to $1,614,000 in the third quarter of 1999. Selling, general and administrative expenses increased by $369,000 or 9%, from $4,035,000 in the first nine months of 1998 to $4,404,000 in the first nine months of 1999. These increases reflect increased expenses attributable to the Company's sales and marketing efforts for the Company's SuperFilter(R) product as well as the write-off of unamortized loan fees of $78,000 and the amortization of the fair value of warrants of $36,000 capitalized as deferred debt issue in connection with the Company's master lease agreement and new credit agreement.

        Interest income increased by approximately $4,000 or 50%, from $8,000 in the third quarter of 1998 to $12,000 in the third quarter of 1999 as a result of an increase in the interest-earning investment balance due to the successful completion of a private equity financing in June and August of 1999. Interest income decreased by $46,000 or 78%, from $59,000 in the first nine months of 1998 to $13,000 in the first nine months of 1999 primarily due to the withdrawal of interest-earning investment balances by the Company to fund and expand operations.

        Interest expense increased by $46,000 or 354%, from $13,000 in the third quarter of 1998 to $59,000 in the third quarter of 1999. Interest expense increased by $156,000 or 780%, from $20,000 in the first nine months of 1998 to $176,000 in the first nine months of 1999. These increases occurred as the Company entered into new working capital financing agreements and borrowed for working capital needs in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $754,000 or 243%, from $310,000 on December 31, 1998 to $1,064,000 on October 2, 1999. The increase is the result of two private placements of $3 million and $5.3 million, respectively, a sale/leaseback of equipment of $900,000, and net borrowings from bank lines of $587,000 offset by operating losses of $7.9 million, working capital increases of $235,000 (accounts receivable decrease of $410,000 offset by inventory increase of $645,000) and purchases of new equipment in the amount of $990,000 for expansion of manufacturing operations. The net increase in inventory is due to the Company's strategy of creating capacity and products to quickly respond to anticipated demand.

        The Company's principal resource commitments at October 2, 1999 consist of accounts payable and accrued employee compensation of $1,552,000 and $767,000, respectively, and approximately $2.2 million of obligations under financing commitments.

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

        On March 5, 1999, the Company completed a private placement of 41,667 shares of Series C 7% Cumulative Convertible Preferred Stock to a certain investor at $72.00 per share. The gross proceeds of the offering totaled $3 million. Each share of Preferred Stock was initially convertible into twenty shares of Common Stock at $3.60 per share and carries a cumulative dividend of 7% per annum. The Preferred Stock also has voting rights and liquidation preferences.

        In March 1999, the Company entered into a master lease agreement for $1.5 million in lease financing. The Company has drawn upon $900,000 as of October 2, 1999 in an equipment sale/leaseback transaction under the agreement to provide working capital. The implicit interest rate of the lease agreement is 14.4% for a term of 48 months. In connection with the new lease, the Company issued warrants for the purchase of 25,180 shares of Common Stock at a price of $4.17 per share. The fair value of the warrants have been estimated using the Black-Scholes option pricing model and have been accounted for as deferred debt issuance costs which are being amortized over the lease term.

        On June 23, 1999, the Company entered into a private equity financing agreement providing for the sale of securities in two tranches with gross proceeds of up to $6.5 million. Under the first transaction, which took place June 23, 1999, the Company sold 77,296 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $3.8 million. Under the second transaction, which took place on August 17, 1999, the Company sold 28,704 shares of Series D 6% Cumulative Convertible Preferred Stock to certain investors at $50.00 per share which resulted in gross proceeds of approximately $1.4 million. Each share of Preferred Stock is initially convertible into twenty shares of Common Stock at $2.50 per share and carries a cumulative dividend of 6% per annum. The Preferred Stock also has voting rights and liquidation preferences. In connection with the Series D financing the Company also issued warrants for the purchase of up to 212,000 shares of Common Stock at a price of $3.00 per share. The Company granted the Series D investors registration rights with respect to the Common Stock underlying the Series D Preferred Stock and related warrants. The Series D financing resulted in antidilution adjustments to the Company's outstanding preferred stock and one class of outstanding warrants as more fully described in footnotes to the Company's financial statements and in
Part II, Item 2 below.

        On June 18, 1999, the Company entered into a new credit agreement, which includes a revolving line of credit maturing on July 1, 2000. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate plus 1% (9.25% at October 2, 1999). The Company is required to maintain certain minimum tangible net worth, debt and other financial and business covenants. Borrowings under the revolving line of credit are secured by substantially all of the Company's assets. The agreement is renewable annually. All outstanding borrowings under all previous agreements were fully paid at July 3, 1999. In connection with the new credit agreement, the Company issued warrants for the purchase of 62,500 shares of Common Stock at a price of $3.00 per share. The fair value of the warrants have been estimated using the Black-Scholes option pricing model and have been accounted for as deferred debt issuance costs, which are being amortized over the term of the loan agreement. At October 2, 1999, the Company had $1,178,000 outstanding under this agreement. As of October 2, 1999, the Company was not in compliance with certain of its financial covenants. The Company has received a waiver of all instances of noncompliance from its lender and is in negotiation to amend these covenants with its lender for terms more favorable to the Company.

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

FACTORS AFFECTING FUTURE BUSINESS OPERATIONS

FUTURE CAPITAL NEEDS

        To foster growth of its commercial product sales, the Company has built a sales and marketing infrastructure and has developed manufacturing operations to support anticipated increased sales of its SuperFilter(R) product. In order to fully implement its business plan, the Company is in the process of seeking additional debt and equity financing. There can be no assurance that the Company will be successful in obtaining such additional debt or equity financing on acceptable terms or at all. In the event that the Company is unable to obtain additional financing throughout the course of 1999, the Company will have insufficient cash to fund operations. The Company's independent accountants have indicated in their report accompanying the Company's 1998 year-end financial statements that, based on generally accepted auditing standards, there is substantial doubt about the Company's ability to continue as a going concern. If the Company is successful in obtaining additional equity financing, future dilution to existing or future stockholders is likely to result.

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

PREFERRED STOCK FINANCINGS

        The market value of the Company's Common Stock will likely be diluted by the issuance of Common Stock upon the conversion of the Company's Series A-2, Series A-3, Series B-1, Series C and Series D Preferred Stock and the exercise of options and warrants for the purchase of Company Common Stock, including the warrants issued in connection with the Company's Preferred Stock financings and the Exchange Agreement. At its annual meeting of stockholders that was held on June 2, 1999 the Company received stockholder approval of the elimination of limitations on conversions of the Company's Preferred Stock and exercises of warrants issued in connection with the Series C Preferred Stock financing and the Exchange Agreement. Similarly, and at the special meeting of stockholders held on August 6, 1999, the Company's stockholders approved the issuance of Series D Preferred Stock and related warrants. As a result, the Series A-2, Series A-3, Series B-1, Series C and Series D Preferred Stock may be fully converted into shares of Common Stock, potentially at a discount to the market price of the Common Stock on the date of conversion. Also, the holders of warrants issued in connection with the Preferred Stock financings and the Exchange Agreement may fully exercise warrants for the purchase of Company Common Stock at prices that may be below the market value of the Company's Common Stock on the date of such exercise. The total number of shares that may be issued upon such Preferred Stock conversions and warrant exercises is currently 6,336,624 shares. This number of shares is subject to adjustment for certain future dilutive stock issuances by the Company and for recapitalizations, stock combinations, stock dividends, stock splits and the like.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        Between August 17, 1999 and the date of this Form 10-Q the Company raised a total of $1.4 million through the sale of Series D Preferred Stock and warrants for the purchase of Common Stock. The chart below reflects the securities issued in this financing:

------------------------------------------------------------------------------- ---------------
                                  Common Stock
                                    Issuable
                                      upon        Warrants for
                                   Conversion     Purchase of       Total
   Series of        Number of     of Preferred       Common      Consideration     Date of
Preferred Stock   Shares Issued      Shares         Stock(1)       Received        Issuance
------------------------------------------------------------------------------- ---------------
Series D              28,704         574,080         57,408      $1,435,200     August 17, 1999
------------------------------------------------------------------------------- ---------------

(1) The exercise price of the Series D warrants is $3.00 per share, expiring August 17, 2004.

        All of the Company's private placements were effected pursuant to an exemption from federal registration requirements provided under Rule 506 of federal Regulation D. The purchasers in each case were accredited investors as defined in Regulation D.

        The Series D Preferred Stock financing resulted in an antidilution adjustment to the Company's Series A-2, A-3, B-1 and C Preferred Stock. Following completion of the Series D financing the total number of shares issuable upon conversion of the Company's outstanding Preferred Stock is as follows:

-------------------------------------------------------------------------------------------------
Series   of    Preferred  Shares of Preferred         Common Stock Issuable Upon Conversion Stock
-------------------------------------------------------------------------------------------------
Series A-2                  64,584                    1,322,539
-------------------------------------------------------------------------------------------------
Series A-3                  12,500                      263,852
-------------------------------------------------------------------------------------------------
Series B-1                  50,000                    1,055,409
-------------------------------------------------------------------------------------------------
Series C                    41,667                      872,100
-------------------------------------------------------------------------------------------------
Series D                   106,000                    2,120,000
-------------------------------------------------------------------------------------------------
Total                                                 5,633,900
-------------------------------------------------------------------------------------------------

        During the last quarter, the Company also issued warrants in connection with the purchase agreement with U.S. Cellular Corporation (see Note E.).The securities were issued pursuant to an exemption from registration provided under
Section 4(2) of the Securities Act. The warrant holder is a sophisticated institutional investor that obtained the warrants for investment purposes.

        The Series D Preferred Stock financing, together with the issuance of warrants to U.S. Cellular Corporation, resulted in an adjustment to warrants issued in connection with the Company's Series B Preferred Stock financing (the Series B Preferred Stock was converted into Series B-1 Preferred Stock in February 1999). The total number of shares issuable upon exercise of such warrants increased from 120,000 to 129,057 as a result of such adjustments and the exercise price of the warrants was reduced from $5.70 per share to $5.30 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Under the terms of the Company's line of credit with PNC Bank the Company is required to maintain certain financial covenants. As discussed in
Part I, Item 2 of this report, as of October 2, 1999, the Company was not in compliance with certain of its financial covenants set forth in the line of credit. The Company has received a waiver of all instances of noncompliance from its lender and is in negotiation to amend these covenants with its lender for terms more favorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted to the shareholders at the Company's Special Meeting of Shareholders held August 6, 1999:

1) The issuance of Series D Preferred Stock and related warrants and the issuance of Common Stock upon the conversion and exercise of such securities were approved.

               Votes For:             7,042,201 (including 3,375,020 Preferred)
               Votes Against:           158,900
               Votes Abstaining:         38,357
               Broker Non-Votes:              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Exhibit 4.1 Registration Rights Agreement to United States Cellular
                    Corporation

        Exhibit 4.2 Form of Warrant to United States Cellular Corporation

       *Exhibit 10.1 United States Cellular Corporation Purchase Agreement

*Confidential treatment has been requested for certain portions of this exhibit.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended October 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                        (Registrant)

Dated: November 15, 1999                /s/ M. Peter Thomas
                                        ----------------------------------------
                                        M. Peter Thomas
                                        President, Chief Executive Officer

                               INDEX TO EXHIBITS

      Exhibit
       Number                     Description
      -------                     -----------
        4.1     Registration Rights Agreement to United States Cellular
                Corporation

        4.2     Form of Warrant to United States Cellular Corporation

        10.1    United States Cellular Corporation Purchase Agreement

        27.1    Financial Data Schedule