Form 10-K
period 1999-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2000-03-30
CIK 895665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                       FOR THE TRAANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                     77-0158076
     State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

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



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price the common stock as reported on The NASDAQ Stock Market on March 17, 2000) was approximately $521,789,000.
For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of the close of business on March 17, 2000 was 13,986,138.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 17, 2000.

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             FORM 10-K ANNUAL REPORT
                       Fiscal Year Ended December 31, 1999




PART I

Item 1.           Business.............................................................................................     3
Item 2.           Properties...........................................................................................    11
Item 3.           Legal Proceedings....................................................................................    11
Item 4.           Submission of Matters to a Vote of Security Holders..................................................    11

PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters............................    11
Item 6.           Selected Financial Data..............................................................................    12
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations................    13
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk...........................................    16
Item 8.           Financial Statements and Supplementary Data..........................................................    16
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    16

PART III

Item 10.          Directors and Executive Officers of the Registrant...................................................    16
Item 11.          Executive Compensation...............................................................................    16
Item 12.          Security Ownership of Certain Beneficial Owners and Management.......................................    16
Item 13.          Certain Relationships and Related Transactions.......................................................    16

PART IV

Item 14.          Exhibits, Financial Statements Schedules, and Reports on Form 8-K....................................    17

                                     PART I



ITEM 1. BUSINESS.

        The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of factors that might affect forward looking statements, see the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements."

INTRODUCTION AND OVERVIEW

        The Company manufactures and markets high-performance filters to service providers and original equipment manufacturers in the mobile wireless telecommunications industry. The Company's product, the SuperFilter, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped more than 120 units in 1999. The Company has incurred cumulative losses of $47.1 million from inception to December 31, 1999.

        The Company markets its products to the mobile wireless telecommunications industry. The Company does not market products for fixed wireless telecommunications which has significantly different technological and economic challenges. Accordingly, the discussion of wireless telecommunications in this Annual Report refers only to mobile wireless telecommunications.

        High-temperature superconductors ("HTS") are materials that have the ability to conduct electrical energy with little or no resistance when cooled below "critical" temperatures. STI believes that the growing worldwide wireless communications market offers the most viable commercial opportunities for its superconducting products. To capitalize on these opportunities the Company developed its SuperFilter products, which combine specialized superconducting filters with a proprietary cryogenic cooler and, in many cases, a low noise amplifier ("LNA") in a highly compact system. The SuperFilter products, when incorporated into wireless base stations, offer significant advantages over conventional filter products for wireless applications, including reduced size, increased range, reduced interference, increased capacity, extended handset battery life, and reduced handset transmit power.

        In 1998, the Company completed the transition from its focus on research and development by successfully manufacturing and delivering its SuperFilter TWO-Pak products. STI introduced the TWO-Pak SuperFilter for application in the AMPS/B segment of the cellular market in 1997 and introduced the AMPS/A product in 1998. Recently, STI also introduced the SIX-Pak SuperFilter for both A Band and B Band in order to enhance network performance in urban areas. As a result of these product introductions, the Company significantly expanded its sales and marketing efforts. STI employs four Regional Sales Managers and a Vice President of Sales to cover the United States and Latin America. Additionally, the Company has recently added a Senior Vice President of Sales and Marketing to bring focused senior-level management experience to its sales and marketing efforts. The Company's initial sales and marketing efforts were directed primarily at rural and suburban cellular providers because the Company believed they were likely to be early users of the product. The Company's products address the critical needs of these service providers: range coverage and call quality. In addition, STI now actively markets its new SIX-Pak SuperFilter as a practical urban application and expects that sales will increase significantly in this area.

        The augmented SuperFilter product line and increased sales activities resulted in multiple product orders in 1998 and 1999. The Company conducted field trials of its products with more than thirty cellular service providers, including all of the top ten carriers in the country, resulting in orders for over 200 systems. The Company shipped eighty-three SuperFilter systems in 1998 and 123 SuperFilter systems in 1999 as a result of these orders. In order to prove the economic benefits of the product, the Company continues to actively conduct numerous demonstrations and field trials in the United States and in Latin America.

        In order to support the SuperFilter product line, the Company built a new 18,000 square foot state of the art manufacturing facility in Santa Barbara, which opened in 1998. Currently, this facility, along with the manufacturing equipment and tooling procured, has the capacity to produce up to three SuperFilter products a day. Operating units within this facility are capable of producing all the critical components of STI's products including superconducting filters, cryogenic coolers, cryogenic packaging and final enclosures, as well as system assembly and test, quality and material control functions.

        In addition to strengthening its manufacturing capability, STI also strengthened its management capability in 1998 and 1999 by adding a Vice President of Wireless Manufacturing, a Director of Marketing, by promoting a Regional Sales Manager to Vice President of Sales and making the previous Vice President of Operations the Vice President of Material Operations. The Company believes it has the management structure to allow for its projected growth.

        A critical component of all superconducting applications is the cryogenic cooling system. STI developed a proprietary cryogenic cooler, which, in addition to being integrated into its SuperFilter systems, has the potential to be used in other applications. These other applications include medical products, cold computing to increase the processing speed of computers and components of various kinds of instrumentation. Since its formation in 1987, the Company has received over $56.0 million in revenue from government research and development contracts, through which it developed much of the technology used in its commercial products. STI continues to secure government contracts, primarily to fund its research and development efforts, and to address potential wireless product opportunities in the government sector.

STI'S STRATEGY

        STI's objective is to establish commercial leadership by marketing its SuperFilter products to wireless service providers and original equipment manufacturers. Utilizing HTS thin-film technology, the Company's products offer superior filter selectivity and sensitivity, which produce enhanced range and minimize interference. Wireless service providers are able to increase their revenue through the use of STI products.

        Several years ago, the Company identified the wireless market for mobile telecommunications as the most viable path to commercialization of HTS because of the current and expected rapid growth of the market and STI's ability to address critical needs of the market with HTS. The worldwide mobile wireless market is expected to grow at an annual compounded growth rate of over 26% during the next five years. The United States market for tower mount amplifiers and repeaters, products that also extend coverage, is projected by World Information Technologies to grow at the rate of 30% through 2001. The Company believes that market acceptance for its products will increase, providing an opportunity to displace some of the other coverage enhancement products in this segment. STI's approach to product development is to harness the power of superconductivity with a high degree of technology excellence, resulting in a product that meets the requirements of the Company's customers effectively and efficiently. The Company provides the mobile wireless communications industry with a proprietary and integrated solution incorporating superconducting materials, RF circuitry, and cryogenic cooling and packaging - the key components of which are designed, developed and manufactured in-house - which the Company believes provides strategic and cost advantages. Through the use of proprietary computer simulation software developed internally, STI designs advanced RF circuitry and prototypes using HTS materials. The result is extremely small, high performance RF circuits that are then integrated into STI's standard platform. The Company believes that this approach will allow it to respond quickly to specific customer requirements. STI believes that its standard platform is the smallest and most energy-efficient superconducting filter system in the industry.

        The Company believes the early market acceptance for its product will be from mobile wireless service providers because they are faced with resolving critical performance issues within the wireless networks. In particular, cellular service providers, who are encountering increasing competition from new Personal Communication Services (PCS) providers, are most likely to test and use this advanced technology to solve their performance problems. Service enhancements such as coverage in "dead zones," increased range of the base station, reduction in dropped calls and decreased interference respond to some of the most common user complaints, which give rise to customer churn among service providers. The Company believes its SuperFilter products provide effective and economical solutions to these critical problems. In order to penetrate the wireless service provider market, STI must appeal directly to the service providers and effectively demonstrate the superior return on investment provided by its products.

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

        In 1998, the Company began volume production of SuperFilter systems within its newly expanded manufacturing facility. Additional capital equipment was acquired and the manufacturing employee base doubled to increase product output.

WIRELESS FILTER PRODUCTS

        The Company principally targets the worldwide mobile wireless telecommunications market for its commercial superconducting products. STI is initially marketing its SuperFilter systems primarily to wireless service providers and OEMs for inclusion in base stations, which are the basic building blocks of wireless networks. Base stations house the complex electronic equipment required to receive and transmit radio waves for multiple real-time voice and data communications. Base station systems generally include an antenna and a series of transmitters, receivers, receiver filters and network interface electronics. Base stations are manufactured by OEMs and are sold to service providers that deliver wireless services to the public. The Company's products provide the primary receiver filter after the antenna has captured the transmission from the wireless handset. The product is designed to improve the uplink transmission path, which is a critical part of today's wireless technology.

THE WIRELESS MARKET

        Mobile wireless industry analysts estimate the worldwide number of wireless subscribers will double in less than 5 years from 308 million in 1998 to 975 million in 2003. To provide services to these customers it is estimated that the number of installed base stations worldwide will increase from 233,000 in 1998 to 1.1 million in 2003. The Company believes that this rapid growth represents a significant market opportunity for the Company, as each newly deployed base station must incorporate a wireless filter system. This rapid growth is also expected to produce increasing levels of interference which in turn may create further demand for higher performance filters.

        The reasons for the anticipated rapid expansion of the base station market are two-fold. First, the overall demand for wireless products is increasing both in the United States and worldwide. As the cost of providing mobile wireless communications decreases and the number of service providers increases, consumer access to mobile wireless service will become more affordable and utilization will increase. This is evidenced by the many different rate plans offered to users of mobile wireless telephones by the wireless service providers. In addition, in areas without fully implemented communications systems, the cost of installing a wireless communications system is significantly lower than the cost of installing a traditional landline communications system. Accordingly, many developing regions, including Latin America, are seeking to establish a wireless infrastructure.

        Second, a broader range of wireless services, such as e-mail, faxing and Internet access, is now being offered, further burdening the already crowded wireless frequencies. To accommodate the expanding need for wireless communications, the FCC has auctioned PCS frequencies (around the 2 gigahertz frequency) domestically to wireless service providers. Auction winners are under financial, regulatory and competitive pressures to deploy and operate wireless services quickly in these new frequencies. As a result of the PCS frequency auctions, the number of licensed wireless service providers in any given service area has increased from two to as many as five, thereby increasing competition and creating pressure for cellular and PCS service providers to provide the highest quality services possible.

THE WIRELESS NETWORK AND RELATED CONSTRAINTS

        The ability of wireless service providers to increase system utilization is enhanced by their ability to increase base station coverage, decrease existing interference and minimize the physical size of base station components. A wireless network consists of a number of adjoining cells that form a service provider's geographic coverage area. Each cell has a base station, and the user communicates through the closest base station on one of a limited number of RF bands. The call is switched from base station to base station as the user moves within the geographic area. Transmissions that pass through a base station are filtered for unwanted signals to improve call clarity. The filtering process improves the quality of the signals received and the range that the base station can cover. Range is the distance at which a base station can continue to pick up a wireless phone signal as the user travels away from the physical base station site. Most base stations within the present cellular network were deployed at a time when the typical cellular telephone unit was designed to transmit up to three watts of RF power. Today, smaller portable telephones that transmit only
0.6 watts of power are increasingly replacing higher-power mobile units, thereby decreasing the effective range of existing cellular base stations.

        This is particularly a problem in rural and suburban networks. In the PCS arena, wireless systems operate at a higher frequency than traditional cellular systems, which reduces the range of signal transmission due to the larger path losses. In urban settings, site location, site acquisition and special environmental requirements can drive total base station implementation costs up to $1 million per site. Each site may also be subject to additional or unique regional and local regulatory processes and citizen demands that can burden the deployment process. As a result, decreasing the number of base stations that must be deployed can significantly reduce the service provider's infrastructure costs.

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

STI'S WIRELESS PRODUCT PERFORMANCE

        The Company believes that its SuperFilter systems offer solutions to some of the most pressing constraints facing the wireless industry: range, size, interference, increased capacity, extended handset battery life and reduced handset transmit power. Each SuperFilter system is a self-contained unit that can be retrofitted into existing base stations or incorporated into new base stations regardless of the protocol used (including Advanced Mobile Phone Service ("AMPS"), Code Division

Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA") and Global Systems for Mobile Communications ("GSM"), among others) with little or no modification to conventional design. Through extended use or field trials, STI's customers observed the following results through the use of the SuperFilter product:

        - Call traffic increased up to 101%

        - Dropped call percentage decreased by up to 50%

        - Calls achievable from previous "dead" spots

        - Increase in average call duration up to 33%

        - Increased base station range up to 40%

The Company's SuperFilter products also have the following beneficial characteristics:

- Range Extension. The Company's SuperFilter systems incorporate a low noise amplifier, or LNA, with a superconducting filter, both of which are then cryogenically cooled. The filters and LNAs expand the receiving range of the base station by reducing the electrical noise of the system, enabling each base station site to cover a larger area. The Company believes that extending base station range can result in more calls completed per base station and higher revenue per base station.

- Reduction in Interference. STI has demonstrated that superconducting thin-film materials are attractive for wireless communications base station applications because the near-perfect conductivity of the superconductor filters allows for greater control of RF signals. The Company believes that its superconducting filter systems can insulate a desired frequency against interference from unwanted frequency transmissions more selectively than conventional filters, thereby reducing the number of dropped calls and the amount of cross talk. While the exact number of dropped calls will vary among base stations due to differences in call volume and geographic location, a reduction in the number of dropped calls may increase revenues to the service provider. STI believes that a decrease in interference also can result in an increase in utilization of the service provider's allocated frequency spectrum, which in turn can result in an increase in the volume of calls processed.

- Proprietary Cooler. Superconducting materials require cooling to temperatures as low as 77 Kelvin (-196- C) to operate. In order to incorporate a compact, efficient and reliable cooling system into its superconducting products, STI developed a proprietary Stirling closed-cycle cryogenic cooler. About the size of a wine bottle, the cooler utilizes helium gas as both the lubricant and coolant. This eliminates the use of oils and grease, often used in other cryogenic cooling systems, which require scheduled maintenance. STI's cryogenic technology requires approximately 100 watts of power, much less than other commonly used cryogenic systems. The resulting product is energy-efficient and extremely compact with the ability to generate very cold temperatures reliably.

- Low Power Consumption. The Company believes that an additional benefit to its superconducting filter systems is that these systems consume less energy than competing superconducting systems, because the power budget for some base stations can be as low as 1500 watts. A higher power budget requires high capacity back-up units, resulting in undesirable increases in base station size. Currently, the most energy-efficient competing superconducting system consumes more than 500 watts or more of power while the Company's SuperFilter system consumes only approximately 100 watts of power, comparable to that of a household light bulb.

- Reduced Size. Advanced thin-film superconductor materials and designs allow STI to provide superconducting filters that are one one-thousandth the size of the conventional filters most commonly used in base stations. A complete SuperFilter system is approximately 70% to 90% smaller than a high-performance cellular conventional filter and can be incorporated easily into a standard 19-inch component rack mount. This significant reduction in physical size makes valuable space available for other required electronic components, enabling service providers to enhance the utilization of existing base stations instead of deploying additional base stations. In addition, reduced size can decrease deployment costs for new base stations, as less real estate is required to support a base station. STI believes its SuperFilter systems are the smallest systems currently available in the industry.

ACCESSING THE WIRELESS MARKET

        The Company markets its products to wireless service providers and OEMs worldwide with a particular focus on domestic wireless service providers. In the Company's experience, wireless service providers with rural base stations had the most immediate need for the SuperFilter system, particularly for range extension. By targeting this segment of the market STI expects to create significant interest from these service providers for solving their wireless infrastructure problems, which will allow the Company to demonstrate its product capabilities in the suburban and urban markets as well. In addition, the Company expects the interest in its products to create a "pull through" interest from industry OEMs by creating additional market demand for the Company's products. The Company has been successful at receiving orders for its products from wireless service providers in small quantities for field trials and deployment. In the case of smaller wireless service providers, orders have been received for deployment of 50% to 100% of the base stations within their region. The Company has also established relationships with major wireless service providers and OEMs from which STI expects to seek volume orders.


        In August 1999, the Company signed a five-year agreement with United States Cellular Corporation ("U.S. Cellular"). Under the terms of the purchase agreement, U.S. Cellular will purchase a minimum of 100 SuperFilter(R) systems prior to December 31, 2000 and may purchase an additional 400 SuperFilter(R) systems during the remaining term of the agreement. As part of the agreement, the Company issued U.S. Cellular a warrant, subject to vesting provisions, providing for the purchase of up to one million shares of common stock at a price of $4.00 per share. Under the terms of the warrant, U.S. Cellular may purchase one share of common stock for every $25 worth of SuperFilter(R) systems purchased by U.S. Cellular.

        In March 2000, the Company signed a supply agreement with ALLTEL Communications Products. Under the terms of the supply agreement, ALLTEL has designated the Company as their supplier of high temperature superconductor base station receiver solutions for their analog and CDMA cellular and PCS networks.

        At a major industry trade show in February 1998, the Company introduced the SuperFilter system for use in AMPS/A cellular networks. The AMPS/A product offers range extension, with a diplexed filter for reduced interference. The AMPS/A product offers the same advantages as the AMPS/B product, with filters designed for the AMPS/A frequency. With the introduction of both systems, STI has positioned itself to provide products to both major segments of the cellular industry. In addition, the Company continues to develop product enhancements that allow the customer more flexibility when installing and utilizing the SuperFilter product. In some cases, the Company's product can replace the entire receiver filter system within a base station. STI has chosen to offer these two core cellular products initially as the Company believes cellular service providers utilizing AMPS networks are the most immediately receptive customer base for its products. The Company believes that cellular service providers will be receptive to its products due to the increasing competition from PCS providers, which will cause cellular providers to enhance service in order to retain customers. The Company has also demonstrated in prototypes the ability to design products for use in PCS networks, as well as a variety of digital protocols. STI expects to offer additional product offerings in these areas as the Company's position in the wireless market increases.

GOVERNMENT CONTRACTS
        The Company's strategy is to pursue government research and development contract awards to supplement it's funding of superconducting wireless and cryogenic product development. Since inception, the majority of the Company's net revenues have been from research and development contracts, sales directly with the U.S. government or resellers to the U.S. government. Nearly all of such revenues were paid under contracts between the Company and the Department of Defense ("DoD"). Since 1988, the Company has successfully obtained a number of non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from the DoD Advanced Research Projects Agency ("DARPA") through the Office of Naval Research, under DARPA's original superconductivity program. In addition to actively soliciting government contracts, the Company participates in the Small Business Innovative Research ("SBIR") program. Since its inception, the Company has been awarded 32 Phase I SBIR contracts, each of which typically generates from $70,000 to $100,000 of revenues for the Company. The Company has been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $750,000 in revenues for the Company and one into a Phase III program valued at $2.2 million dollars.
Since the Company's inception, government contracts have provided over $56.0 million of revenue to the Company.

PRODUCTS DEVELOPED UNDER GOVERNMENT CONTRACTS

        STI pursues U.S. government research contracts that augment the Company's internal development programs, particularly in the areas of HTS materials production, RF filter design, and cryogenics. STI believes it has successfully leveraged its government research in the development of commercial products for the wireless industry.

        The U.S. government is working with military communications equipment contractors on government wireless programs. The focus is generally to improve the integrity of digital communications links through the use of superconducting filters and cryogenic low noise amplifiers. The Company also developed a proprietary switched filter bank ("SFB") system in conjunction with Wright Laboratory at Wright-Patterson Air Force Base ("WP-SFB") with funding from DARPA. The SFB demonstrated an ability to mitigate the problem of signal interference, which DARPA believes can increase aircraft and pilot survival rates. The Company is currently working on a DARPA funded effort to develop rapid tuning of superconducting filters. This capability will greatly increase the effectiveness in blocking interference in both government and commercial applications.

CURRENT GOVERNMENT R&D CONTRACTS

        At December 31, 1999, the Company was working with the U.S. government under four separate research and development contracts with a total award value of $11 million dollars, all of which are fully funded. Because all of the Company's government contracts are terminable by the contracting agency at its option, award amounts should not be used as a measure of future revenues.

STI'S TECHNOLOGY

SUPERCONDUCTING TECHNOLOGY

        Superconductors are materials that have the ability to conduct electrical energy with little or no resistance when cooled below "critical" temperatures. In contrast, electric currents that flow through normal conductor materials encounter resistance that consumes energy when electrical energy is converted into heat. Substantial improvements in the performance characteristics of electrical systems can be made with superconductors, including reduced power loss, lower heat generation and decreased electrical noise. As these properties have been applied to radio and microwave frequency applications, new products, such as wireless filters, have been developed that can be extremely small, highly sensitive and highly frequency selective.

        The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a director of the Company and Chairman of its Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures below 23K (-250-C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243-C) were discovered. In early 1987 yttrium barium copper oxide ("YBCO") was discovered, which has a critical temperature of 93K (-180-C). Shortly thereafter, thallium barium calcium copper oxide ("TBCCO") was discovered, which has a critical temperature of 125K (-148-C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196-C), or the point at which nitrogen liquefies. These high critical temperatures allow superconductors to be cooled using less expensive and more conventional refrigeration processes. STI was formed following this discovery to develop and commercialize high temperature superconductors.

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

        HTS Materials. A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. The Company primarily utilizes TBCCO, which has one of the highest known critical temperatures, allowing for reduced cooling needs in order to achieve superconducting properties. The Company holds a worldwide exclusive license, in all fields of use, to TBCCO formulations covered by patents held by the University of Arkansas through a license agreement. The TBCCO superconductor is the base material used by STI to produce RF components, such as wireless communications filters. The Company has obtained eleven patents for technologies related to thin-film production. The Company believes that the process technology it has developed produces state of the art HTS thin- films of the highest quality.

        RF Circuitry. The Company has devoted a significant portion of its engineering resources to design and model the complex RF circuitry that is basic to the Company's products. The Company's RF engineering team is led by Vice President of Engineering Neal O. Fenzi, and includes Drs. Gregory Hey-Shipton and George Matthaei, recognized leaders in RF filter design. In addition, Dr. J. Robert Schrieffer, a Nobel laureate, is head of the Company's Technical Advisory Board. The expertise of this highly qualified team has allowed the Company to design and fabricate very precise individual components, such as RF signal filters. STI has developed and implemented computer simulation systems to design its products and this RF circuitry design has allowed the Company to produce extremely small, high-performance circuits. Some of the Company's design and engineering innovations have been patented; others are the subjects of pending patent applications. The Company believes that its RF engineering expertise provides the Company with a competitive advantage.

        Cryogenic Cooling Technology. The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of the Company's superconducting products. When STI was founded no such cryogenic cooler was commercially available. As a result, the Company developed a low-cost, low-power cooler designed to cool to 77K (-196-C) with sufficient heat dissipation for its superconducting applications, and has a target life of over 40,000 hours.

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

MANUFACTURING

        In 1998, the Company opened its new 18,000 square foot state of the art manufacturing facility in Santa Barbara. The facility contains HTS thin film circuit production "clean rooms", microelectronics assembly, cryocooler production and final system assembly and test. Due to the proprietary and technical nature of the Company's products and the need to produce high quality products, the Company has decided to produce substantially the entire product in-house. The Company believes this will enable it to control its manufacturing process and achieve required cost reductions. An Enterprise Resource Planning system manages all parts of the business. We monitor quality at each stage of the production process, including the selection of component suppliers. Many of the production processes are proprietary and are protected by patents.

        The Company relies on detailed sales forecasts to determine production requirements and manage inventory. The production process and inventory points have been designed to facilitate responsiveness to the customer while minimizing inventory. We have programs focusing on cost reduction and supply chain management designed to reduce costs and reduce inventory exposures.

        Certain parts and components used in the HTS receiver system are currently obtained from a single source. These suppliers have historically met the Company's quality and delivery requirements.

MARKETING AND SALES

        The Company pursues a marketing strategy aimed at service providers and OEMs with the goal of building long-term business relationships that will lead to future volume orders for STI's products. STI utilizes a direct sales force of four Regional Sales Managers, a VP of Sales and a Senior Vice President of Sales and Marketing. Additionally, the Company has agreements with one international independent organization that perform as Sales Representative for STI's products [in South America]. The Company demonstrates STI products at trade shows, participates in industry conferences, utilizes advertising and direct mailings, and provides technical and application reports to recognized trade journals. Product information in the form of brochures, data sheets, application notes, trade journal reports, product photos and press releases are updated as necessary. The Company has an internal sales and marketing support staff with extensive experience in wireless marketing and sales, contracts and sales administration and marketing communications.

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

        The Company has focused its development efforts on TBCCO. The Company has an exclusive worldwide license (including the right to sublicense) under several U.S. patents that have been issued to the University of Arkansas covering TBCCO, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 200,000 shares of common stock. Since April 1995, the Company has been obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum from and after April 1997, and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. The license terminates upon expiration of the right to claim damages for infringement of all the patents covered. Under the terms of its exclusive license, the Company has agreed to assume litigation expenses for infringement actions, subject to a right of setoff against future royalty obligations.

        In January 1993, as part of its strategy to stimulate the development and use of TBCCO, the Company granted DuPont a non-exclusive worldwide sublicense to develop processes and market TBCCO thin-films. DuPont paid the Company $388,000 as partial consideration for the sublicense, a portion of which represents prepaid royalties. DuPont must pay royalties on sales of TBCCO thin-films or devices containing TBCCO thin-films, subject to annual minimums. Dupont paid the minimum royalties of $10.000 in 1999 and again in 2000. In the event that the Company grants another sublicense to a third party on more favorable terms, it will be obligated to extend those terms to DuPont. The term of the sub-license is the same as the Company's license from the University of Arkansas, but the sublicense is terminable by DuPont upon 30 days' notice to the Company. In 1996, the Company granted a nonexclusive license for TBCCO to

Midwest Superconductivity, Inc. on terms substantially similar to those of the 1993 DuPont agreement. DuPont and Midwest Superconductivity, Inc., and their customers are current or potential competitors of the Company, and there can be no assurance that these sublicenses will not adversely affect the Company's business, results of operations and financial condition.

        As of December 31, 1999, the Company held 21 U.S. patents. Nine of the Company's patents are for technologies directed toward producing thin-film materials, including its proprietary thin-film process for TBCCO production. In addition, the Company currently holds eight patents for circuit designs and four patents covering cryogenics and packaging. As of December 31, 1999, the Company had eleven patents pending. The Company has also begun to apply for design patents in an effort to protect all phases of product development.

SuperFilter(R) is a registered trademark of Superconductor Technologies Inc. All other marks herein are properties of their respective owners.

RESEARCH AND DEVELOPMENT

        As part of STI's strategy to maintain its technological leadership, the Company has focused its research and development activities on materials, RF circuitry, and cryogenics design and product application. At December 31, 1999, the Company's research and development department consisted of 45 individuals. The Company's research and development expenses consist primarily of labor, engineering, material and overhead costs incurred in connection with research and development activities. The Company spent $8.0 million, $5.9 million and $5.2 million on all research and development in 1997, 1998 and 1999, respectively. Of those expenses, contract research and development expenses accounted for $6.2 million, $4.7 million and $3.4 million, respectively. The Company's revenues from government-related contracts were approximately $8.1 million, $6.0 million, and $5.0 million, respectively. Research and development contracts accounted for 97%, 76% and 71% of the Company's total revenues in the fiscal years ended 1997, 1998 and 1999, respectively.

COMPETITION

        The markets for the Company's products are intensely competitive. The Company faces competition in various aspects of its technology and product development and in each of the markets targeted by the Company. The Company's current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing superconducting technologies. The Company competes primarily with Conductus, Inc. and Illinois Superconductor Corporation with respect to its superconducting filter systems. The Company also competes with alternative means of enhancing base stations' range and selectivity other than by superconducting filter. The primary competition comes from tower mount and ground mount amplifiers and "smart" antennas. Tower mount and ground mount amplifiers pass the signal received by the antenna through a broad low-level filter, which then amplifies the signal. These units are produced by a number of companies, which include most of the OEMs of base stations such as Motorola, Lucent, Nortel and Nokia. Filter manufacturers including Allen Telecom and Celwave also produce these units. The "smart" antennas allow the antennas to focus on the signal they are trying to receive to enhance the ability to receive the signal. Among the companies that produce these systems are Metawave and Arraycom.

ENVIRONMENTAL ISSUES

        The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure or waste treatment or disposal. Although the Company believes that its safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. If such an accident occurred, the Company could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

        As of December 31, 1999, the Company employed a total of 118 persons. Nine of the Company's employees have Ph.D.s and 18 others hold advanced degrees in physics, materials science, electrical engineering and related fields. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

        The Company is highly dependent upon the efforts of its senior management. Due to the specialized technical nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified technical personnel, primarily in the areas of wireless communications. The loss of the services of one or more members of the senior management or technical teams could have a material adverse affect on the Company. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.

ITEM 2. PROPERTIES.

        The Company's primary operations, including its manufacturing line, are located in approximately 36,000 square feet of space in Santa Barbara, California. The Company occupies approximately 33,000 square feet of this space under a lease that expires on December 31, 2009. The remaining 3,000 square feet is occupied under a lease that expires in January 2001. The Company also leases regional sales offices in Illinois, Texas, Massachusetts and Washington on monthly and annual terms. The Company believes its facilities will be adequate to meet its current and reasonably anticipated needs for approximately the next year. During the current year, the Company plans to pursue significant additional space to supplement its main facility for planned growth in 2001. The Company believes that suitable space will be available at a reasonable cost in Santa Barbara or other nearby areas.

ITEM 3. LEGAL PROCEEDINGS

        There are currently no pending or threatened material legal actions against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

        The Company's common stock is listed on The NASDAQ Stock Market under the symbol "SCON". The following table sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported on The NASDAQ Stock Market.

                                                          HIGH          LOW
                                                        --------     --------
         1998
         Quarter ended March 28, 1998 .............     $   3.75     $   2.50
         Quarter ended June 27, 1998 ..............     $   6.63     $   3.41
         Quarter ended September 26, 1998 .........     $   6.56     $   4.00
         Quarter ended December 31, 1998 ..........     $   5.75     $   3.25

         1999
         Quarter ended April 3, 1999 ..............     $   4.63     $   3.25
         Quarter ended July 3, 1999 ...............     $   3.88     $   2.19
         Quarter ended October 2, 1999 ............     $   5.50     $   2.63
         Quarter ended December 31, 1999 ..........     $   5.22     $   2.69

         2000
         Quarter ended April 1, 2000 ..............     $ 115.00     $   4.38
         (Through March 17, 2000)

HOLDERS OF RECORD

        As of March 29, 2000, there were approximately 171 holders of record of the common stock. The Company estimates that there are approximately 16,500 round lot common stockholdeers of beneficial interest.

DIVIDENDS

        The Company intends to employ all available funds in the development of its business and does not expect to pay any cash dividends for the foreseeable future. Furthermore, the Company may not pay any cash dividends on its common stock, until all dividends due and payable on its preferred stock have been declared and paid and without the written consent of its equipment leasing line provider and its lender.

SALES OF UNREGISTERED SECURITIES

        During the fourth quarter of 1999, the Company issued equity securities in two transactions that were not registered under the Securities Act of 1933. During the past quarter, the Company issued warrants in connection with the Company's financing activities. The Company issued warrants to PNC Bank for the purchase of 33,333 shares of common stock at a price of $3.00 per share and warrants to Wilmington Securities, Inc., an affiliate of the Hillman Company, to purchase 20,000 shares of common stock at $3.00 per share. These securities were issued pursuant in private placements exemption from registration under Section 4(2) of the Securities Act. The warrant holders are sophisticated institutional investors and obtained the warrants for investment purposes.

ITEM 6. SELECTED FINANCIAL DATA.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 14 of Part IV of this Report.

                                                                                Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                         1995            1996            1997            1998             1999
                                                       --------        --------        --------        --------        --------
                                                                        (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Revenues:
   Government contract revenues ................       $  7,310        $  7,104        $  8,104        $  6,029        $  5,059
   Commercial product revenues, net of non- cash
     sales discount of $124 in 1999 ............            300             250             175           1,954           2,053
   Sub license royalties .......................             --              38              38              --              10
                                                       --------        --------        --------        --------        --------
        Total net revenues .....................          7,610           7,392           8,317           7,983           7,122

Costs and expenses:
    Cost of commercial product revenues ........             --              --              --           5,873           6,848
     Contract research and development .........          5,414           5,721           6,218           4,693           3,427
    Other research and development .............          2,397           2,260           1,809           1,161           1,747
    Selling, general and administrative ........          2,871           2,967           4,076           5,435           5,701
                                                       --------        --------        --------        --------        --------
       Total costs and expenses ................         10,682          10,948          12,103          17,162          17,723
                                                       --------        --------        --------        --------        --------

Loss from operations ...........................         (3,072)         (3,556)         (3,786)         (9,179)        (10,601)
Other income (expense), net ....................            253              85             245              17            (274)
                                                       --------        --------        --------        --------        --------

Net loss .......................................         (2,819)         (3,471)         (3,541)         (9,162)        (10,875)

Less:
    Redeemable preferred stock dividends........             --              --              --            (271)           (908)

    Deemed distribution attributable to
      beneficial conversion feature.............             --              --              --              --            (456)
                                                       --------       ---------        --------       ---------        --------

Net loss available to common stockholders ......       $ (2,819)       $ (3,471)       $ (3,541)       $ (9,433)       $(12,239)
                                                       ========        ========        ========        ========        ========

Basic and diluted net loss per share ...........       $  (0.47)       $  (0.57)       $  (0.46)       $  (1.22)       $  (1.58)

Weighted average number of shares
outstanding ....................................          6,026           6,117           7,701           7,725           7,744


                                                                                     December 31,
                                                       ------------------------------------------------------------------------
                                                         1995            1996            1997            1998            1999
                                                       --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Cash and cash equivalents ......................       $  5,244        $  6,871        $  3,537        $    310        $     66
Working capital ................................          5,695           7,178           3,500           1,349             (13)
Total assets ...................................         11,878          13,344          10,087          12,509          11,085
Long-term debt, including current portion ......            453              77              13           1,112             961
Redeemable preferred stock .....................             --              --              --           8,982          17,125
Total stockholders' equity (deficit) ...........         10,087          11,290           8,166          (1,197)        (11,656)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. For a discussion of factors that might affect forward-looking statements, see the discussion below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

        The Company manufactures and markets high-performance filters to service providers and original equipment manufacturers in the mobile wireless telecommunications industry. The Company's product, the SuperFilter, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped more than 120 units in 1999. The Company has incurred cumulative losses of $47.1 million from inception to December 31, 1999.

RESULTS OF OPERATIONS

1999 AS COMPARED WITH 1998

        Total net revenues decreased by $861,000, or 11%, from $8.0 million in 1998 to $7.1 million in 1999. Lower government contract revenues were only partially offset by increased commercial product revenues.

        Government contract revenues decreased by $970,000, or 16%, from $6.0 million in 1998 to $5.1 million in 1999. This decrease is attributable to the completion of certain government programs.

        Commercial product revenues increased by $99,000, or 5%, from $2.0 million in 1998 to $2.1 million in 1999. While product shipments increased from 83 units in 1998 to 123 units in 1999, the average unit price decreased by 29% due to competitive pricing pressures from other superconductor filter companies. Product revenues were also affected by a non-cash sales discount of $124,000 to one customer. This discount represents the value of warrants vesting during 1999 previously granted to a customer in connection with a long-term sales contract. For further discussion of this contract, please see the subsection entitled "Long-Term Sales Contract" below in Item 7 of this Report.

        The cost of commercial product revenues increased by $975,000, or 17%, from $5.9 million for 1998 to $6.8 million in 1999, and results from the larger number of commercial product shipments, partially offset by lower manufacturing costs.

        Contract research and development expenses decreased by $1.3 million, or 27%, from $4.7 million in 1998 to $3.4 million in 1999 and is attributable to the decrease in government contract activity.

        Other research and development expenses increased by $586,000, or 50%, from $1.2 million in to $1.7 million in 1999. This increase is due to the Company's efforts in expanding market opportunities through product line enhancement and development of the SuperFilter(R) product line.

        Selling, general and administrative expenses increased by $266,000, or 5%, from $5.4 million in 1998 to $5.7 million in 1999, due to increased promotional and sales efforts relating to the Company's SuperFilter(R) products.

        Interest income decreased by $58,000 or 73%, from $79,000 in 1998 to $21,000 in 1999 due to less cash available for investment purposes.

        Interest expense increased by $233,000 or 376%, from $62,000 in 1998 to $295,000 in 1999. This increase occurred as the Company entered into new working capital financing agreements and increased borrowings for working capital needs in 1999.

1998 AS COMPARED WITH 1997

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

        Commercial product revenues from the sale of the Company's SuperFilter products increased by $1.8 million, or 1017%, from $175,000 in 1997 to $2.0 million in 1998. A substantial portion of the increase results from the shipment of 83 SuperFilter systems in 1998 compared to 1 system in 1997.

        Sublicense royalties were $38,000 in 1997. There were no sublicense royalties in 1998, as the Company did not offer any new sublicense agreements on its patents during this time period and collected only minimal amounts under existing licenses.

        The cost of commercial product revenues was $5.9 million in 1998. Included in the cost of commercial product revenues are all direct costs of manufacturing, manufacturing overhead and related start-up costs. In 1997 the cost of commercial product revenue was zero because the units were manufactured with previously expensed research and development materials.

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

        Selling, general and administrative expenses increased by $1.3 million, or 33%, from $4.1 million in 1997 to $5.4 million in 1998. This increase is due to increased labor-related expenses attributable to the expansion of the Company's sales force, as well as increased efforts in the Company's marketing program, which included advertising and trade shows.

        Interest income decreased by $196,000, or 71%, from $275,000 in 1997 to $79,000 in 1998, as a result of the reduction in the interest-earning investment balances used to fund and expand operations. Interest expense increased by $32,000, or 107%, from $30,000 in 1997 to $62,000 in 1998, as the Company entered into new financing agreements in 1998.

FLUCTUATIONS IN PERIODIC RESULTS

        A significant portion of the Company's revenues has historically consisted of government research and development contract revenues. The Company is still in the early stages of marketing its SuperFilter product for the commercial markets and expects that government contract revenue will continue to account for a significant portion of total net revenues over the next several quarters. Government contract revenues have historically fluctuated from period to period. This variability is attributable to government contract budgeting and funding patterns, as the government procurement process is lengthy and may involve competing budget considerations, making the timing of the Company's revenues difficult to predict.

        As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues over the next several quarters; however, there can be no assurance that such commercial revenue will increase. Furthermore, as the Company attempts to achieve commercialization of products, it could encounter seasonally or other currently unforeseen factors causing additional variability in its results.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception the Company has financed its operations and investing activities primarily through the public and private sales of preferred and common stock and to a lesser extent the issuance of debt instruments, capital lease arrangements and revolving lines of credit. Net proceeds from these transactions totaled $55.9 million through December 31, 1999.

        For the year ended December 31, 1999, net cash used in operations totaled $9.7 million. The significant portion of the operating use of cash related to funding operating losses totaling $10.9 million, or $9.2 million net of non-cash adjustments. Other operating uses of cash related to increases in certain assets and paydown of liabilities, net totaling $852,000, partially offset by decreased accounts receivables totaling $349,000. During 1998, cash used in operations totaled $10.3 million, primarily related to operating losses totaling $8.2 million net of non-cash items, and increases in accounts receivables and inventories totaling $891,000 and $2.0 million, respectively. These uses were partially offset by an increase in liabilities totaling $1.1 million.

        Net cash provided by investing activities totaled $285,000 in 1999. Acquisitions of equipment totaled $615,000 and related to the Company's continued emphasis to build its manufacturing capacity. This was offset by the proceeds from the sale and leaseback of certain production equipment with a net book value of $944,000 for cash proceeds of $900,000. In 1998 cash used by investing activities totaled $1.3 million. Purchase of equipment totaled $3.4 million and related to building the Company's manufacturing capacity. These expenditures were offset by proceeds from the sale of investment securities totaling $2.1 million.

        Net proceeds provided by financing activities totaled $9.2 million for the year ended December 31, 1999, and primarily consisted of the net proceeds from the sale of Series C and D convertible preferred stock, which totaled $6.2 million. Also, in June 1999 the Company entered into a new revolving line of credit that is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The line bears interest at the prime rate (8.5% at December 31, 1999) plus 1% and is renewable annually. The Company is required to maintain certain minimum tangible net worth, debt and other financial and business covenants. Borrowings under the revolving line of credit is collateralized by substantially all the Company's assets. During 1999, $1.5 million had been borrowed under this line and was outstanding at December 31, 1999. No additional amounts were available for borrowing under this line of credit at December 31, 1999. Amounts due under the prior revolving line of credit totaled $847,000 and were paid in full by June 1999. During 1999, the Company borrowed $2.4 million from the majority preferred stock shareholder. The amounts were borrowed under demand notes bearing interest at 8%. Demand notes totaling $1.9 million were exchange for shares of Series C and D convertible preferred stock. The remaining demand note for $500,000 outstanding at December 31, 1999 and was subsequently exchanged for 153,846 shares of common stock in a public offering of the Company's common stock in February 2000. At December 31, 1999 amounts due under capital lease obligations totaled $961,000. Principal payments on capitalized lease obligations in 1999 totaled $190,000. Net proceeds provided by financing activities totaled $10.5 million for the year ended December 31, 1998 and resulted from the sale of the Series A, A-1 and B redeemable preferred stock totaling $8.8 million and borrowings under a revolving line of credit totaling $1.8 million.

        On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7.5 million and 153,846 shares of common stock were exchanged for short term indebtedness totaling $500,000 payable to the majority preferred stock holder. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Convertible Preferred Stock converted their holdings into 2,458,491 shares of common stock. As inducement to convert the preferred shares, the Company issued the preferred stock holders warrants to purchase 250,000 shares of common stock at $3.58.

        Also, subsequent to December 31, 1999, holders of the remaining outstanding Series B-1 and D preferred stock elected to convert their holdings into 3,175,409 shares of common stock and warrants and options to purchase 1,013,485 and 433,287 shares of common stock were exercised, resulting in net proceeds to the Company of $5.9 million.

        In March 2000, the Company secured a one-year loan commitment from a large stockholder for an additional $5.0 million of working capital. At its option, the stockholder will lend the funds directly to the Company or unconditionally guarantee a loan from a commercial bank or other institutional lender. The loan commitment expires earlier than one year upon the Company's receipt of $10,000,000 or more of equity financing. If the Company requests that the loan be funded and the stockholder elects to make the loan directly, the loan would be unsecured and bear interest at four percent over the prime rate of PNC Bank (the Company's primary lender). The Company paid a $12,500 fee for the loan commitment.

        The Company had no firm cash commitments as of December 31, 1999 for capital expenditures. However, to meet the anticipated increase in demand for its products, the Company estimates that it will spend between $1.5 million and $3.5 million for additional manufacturing equipment in 2000. In addition, increased sales will require that higher inventory and accounts receivable balances be maintained. Although revenues are expected to increase in 2000, through March 2000 the Company has continued to incur losses and expects to continue to incur losses for the remainder of the year. The Company believes that its current cash resources and lines of credit are adequate to fund its operations for at least the next twelve months. Thereafter, the Company may be required to raise additional capital, which may not be available on acceptable terms, if at all. Any inability to obtain needed financing could have a material adverse effect on our business and operating results.

LONG-TERM SALES AGREEMENT

        On August 27, 1999, the Company signed a five-year sales agreement with United States Cellular Corporation ("U.S. Cellular"), one of the nation's ten largest cellular service providers. Under the terms of the agreement, U.S. Cellular will purchase a minimum of 100 SuperFilter(R) Systems by December 31, 2000 and may purchase up to 400 additional SuperFilter(R) systems by August 27, 2004. In connection with this agreement, the Company issued to U.S. Cellular a warrant to purchase up to 1,000,000 shares of common stock at $4.00 per share. U.S. Cellular earns the right to exercise the warrant (a concept also known as vesting) at the rate of one share of common stock for every $25 of SuperFilter(R) purchases. The warrant expires August 27, 2004.

         The Company is recording a portion of the fair value of the warrant each quarter as a non-cash charge. For 1999 this charge has been recorded as a discount to its commercial revenue. The vested portion of the warrant during any given quarter depends on the volume of sales to U.S. Cellular, market price of the Company's stock, and expected volatility during that quarter. The Company calculates the dollar value of the portion vesting during the quarter using the Black-Scholes option-pricing model and the closing price of the Company's common stock on the NASDAQ on the last trading day of the quarter.

        As a result, the Company cannot reasonably predict the amount or timing of future non-cash charges relating to this warrant. However, the Company expects the amount of these charges to increase significantly in 2000 because of the significant rise in the market price of the common stock during the first quarter of 2000. The 1999 charge of $124,000 was based on the vesting of 48,980 warrants and market prices of $3.13 to $5.00 per share of common stock. The right to purchase another 951,020 shares was still unvested as of January 1, 2000, and the common stock traded as high as $115 per share between January 1, 2000 and March 24, 2000.

FUTURE ACCOUNTING REQUIREMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of this new standard will have a material effect on our earnings or our financial position, but we will continue to evaluate the impact of SFAS 133.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which provides the SEC's views on applying generally accepted accounting principals to selected revenue recognition issues. The Company's present revenue recognition policy is in compliance with SAB 101.


NET OPERATING LOSS CARRYFORWARD

        At December 31, 1999, the Company had a federal net operating loss carryforward of approximately $37.5 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforward following a "change of ownership." The amount of the limitation is based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Private placements and other sales of equity securities by the Company can cause a change of ownership either individually or in the aggregate. If a change of ownership occurs and an annual limitation is imposed, a portion of these carryforwards may expire before the Company is able to utilize them.

MARKET RISK

        The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives of other financial instruments for trading or speculation purposes.

        The Company relies on short-term variable rate debt obligations. As of December 31, 1999, the Company had $1.5 million outstanding under a variable rate revolving line of credit. The variable rate obligations are based on the lenders' prime rate plus 1%. Assuming an increase of one-half of a percentage point in the lenders' prime rate on January 1, 2000, and no principal payments for the remainder of the year, the Company's total interest expenses would increase by less than $25,000 for 2000 as compared to 1999.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements which reflect the Company's current views about future events and financial results. The Company has made these statements in reliance on the safe harbor created by that Private Securities Litigation Reform Act of 1995. They include statements regarding the Company's views on future financial performance, capital requirements, financing sources, product development, market growth and similar matters. Forward-looking statements are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Such statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement.

        The factors which could affect forward-looking statements include, but are not limited to, the need for additional capital to execute the Company's long-term business plan, limited manufacturing experience, the need for widespread market acceptance of the SuperFilter, reliance on a single product line, dependence on a limited number of wireless network operators as customers and other factors discussed in Exhibit 99 to this Annual Report entitled "Disclosure Regarding Forward-Looking Statements." This list and Exhibit 99 do not constitute a comprehensive list of all the factors which may affect forward-looking statements. The Company does not undertake any obligation to update or revise any forward-looking statements or the list of factors which could affect those statements.

INFLATION

        The Company does not foresee any material impact on its operations from inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        All information required by this item is listed in the Index to Financial Statements in Part IV, Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption "Business--Executive Officers and Directors" and under the caption "Proposal One: Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Executive Compensation -Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


        (a)     The following documents are filed as part of this Report:

                1. Index to Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in Part IV of this Report on the pages indicated:


                                                                                                                    PAGE
                                                                                                                    ----
                        Report of Independent Accountants ..............    F-1
                        Balance Sheet as of December 31, 1998 and 1999..    F-2
                        Statement of Operations for the years ended
                          December 31, 1997, 1998 and 1999 .............    F-3
                        Statement of Stockholders' Equity for the years
                          ended December 31, 1997, 1998 and 1999........    F-4
                        Statement of Cash Flows for the years ended
                          December 31, 1997, 1998 and 1999 .............    F-5
                        Notes to Financial Statements ..................    F-6

                2.      Financial Statement Schedule.

                        Report of Independent Public Accountants on
                          Financial Statement Schedules.................    F-18
                        Schedule II - Valuation and Qualifying Accounts.    F-19

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto

                3.      Exhibits.


NUMBER     DESCRIPTION OF DOCUMENT
------     -----------------------
3.1        Restated Certificate of Incorporation of the Company(10)

3.2        Bylaws of the Registrant(11)

4.1        Form of Common Stock Certificate(1)

4.2        Form of Series A-2 Preferred Stock Certificate(9)

4.3        Form of Series A-3 Preferred Stock Certificate(9)

4.4        Form of Series B-1 Preferred Stock Certificate(9)

4.5        Form of Series C Preferred Stock Certificate(9)

4.6        Form of Representative's Warrant Agreement(1)

4.7        Form of warrant issued to Van Kasper & Company(2)

4.8        Form of warrant issued to holders Series A-2 and Series A-3 Preferred
           Stock(9)

4.9        Form of warrant issued to holders of Series B-1 Preferred Stock(9)

4.10       Form of warrant issued to holders of Series C Preferred Stock(9)

4.11 Form of warrant issued in connection with the Exchange Agreement dated February 26, 1999(9)

4.12       Form of warrant issued to Silicon Valley Bank dated
           December 21, 1998(9)

4.13       Series C Preferred Stock Purchase Agreement dated March 5, 1999(9)

4.14       Second Amended and Restated Stockholder Rights Agreement dated
           February 26, 1999(9)

4.15       Amended and Restated Registration Rights Agreement dated February 26,
           1999(9)

4.16       Registration Rights Agreement with Silicon Valley Bank dated December
           21, 1998(9)

4.17       Certificate of Designation for Series D Preferred Stock(11)

4.18       Third Amended and Restated Stockholders Rights Agreement(11)

4.19       Form of Series D Warrant(11)

4.20       Form of Series D Stock Certificate(11)

4.21       Warrant Issued to PNC Bank, National Association in connection with
           Credit Agreement(11)

4.22       Registration Rights Agreement to United States Cellular
           Corporation(12)

4.23       Form of Warrant to United States Cellular Corporation(12)

4.24       Warrant Purchase Agreement dated December 1, 1999 with
           Wilmington Securities Corporation

4.25       Warrant Purchase Agreement dated December 1, 1999 with PNC Bank

4.26       Warrant Purchase Agreement dated January 12, 2000 with PNC Bank

4.27       Warrant Purchase Agreement dated February 9, 2000 with
           Wilmington Securities, Inc.

10.1 Technology Agreement between the Registrant and Lockheed Corporation dated January 8, 1988(1)*

10.2       Technical Information Exchange Agreement between the Registrant and
           Philips dated September 1989(1)

10.3       Standard Industrial Lease between the Registrant and UML Real Estate
           Partnership dated January 1, 1990 Sublease between Registrant and
           Consolidated Packaging Machinery Company d.b.a. Industrial Automation
           Corporation dated October 25, 1989(1)

10.4       Form of Consulting Agreement(1)

10.5       Form of Employee Proprietary Information Agreement(1)

10.6       1992 Director Option Plan(1)

10.7       Form of Indemnification Agreement(1)

10.8 License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended(1)

10.9       Loan and Security Agreement between the Registrant and Silicon Valley
           Bank dated May 17, 1991, as amended(1)

10.10      1992 Stock Option Plan(1)

10.11      Proprietary Information & Patents Inventions Agreement among the
           Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(1)

10.12      Joint Venture Company (JDC) Agreement between the Registrant and
           Sunpower Incorporated dated April 2, 1992(1)*

10.13      Government Contract issued to Registrant by the Defense Advanced
           Research Projects Agency through the Office of Naval Research dated
           September 4, 1991(1)

10.14 License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992(2)*

10.15      Note and Warrant Purchase Agreement dated December 28, 1992(1)

10.16      Superconductor Technologies Inc. Purchase Agreement(3)*

10.17      Loan and Security Agreement between Registrant and Silicon Valley
           Bank dated August 26, 1994(4)

10.18      Form of Distribution Agreement(4)

10.19 Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement(4)

10.20      Loan and Security Agreement between Registrant and Silicon Valley
           Bank dated June 27, 1995(5)

10.21      Joint Venture Agreement between Registrant and Analeptic Technologies
           (S) Pet Ltd., dated May 20, 1996(6)*

10.22      Employment Offer Letter to M. Peter Thomas dated April 3, 1997(7)

10.23      Employment Agreement with E. Ray Cotton dated July 1, 1997(8)

10.24 Amendment dated December 21, 1998 to the Loan and Security Agreement between Registrant and Silicon Valley Bank dated August 26, 1994(9)

10.25      PNC Bank, National Association Credit Agreement(11)

10.26      United States Cellular Corporation Purchase Agreement(12)

10.27      1999 Stock Option Agreement(13)

10.28      Note dated December 1, 1999 with Wilmington Securities Corporation

10.29      Term Note dated January 12, 2000 with PNC Bank

10.30      Second Amendment to Credit Agreement dated January 12, 2000 between
           Registrant and PNC Bank

23         Consent of Independent Accountants

24         Power of Attorney (included on signature page hereto)

27         Financial Data Schedule

99         Disclosure Regarding Forward-Looking Statements

--------------------------------------

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

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1998.

(10) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(13) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-90293)

        * Confidential treatment has been previously granted for certain portions of these exhibits.

        (b)     Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1999.

        (c)     Exhibits.

                See Item 14(a) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Superconductor Technologies Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Superconductor Technologies Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2000, except as to Note 13, which is as of March 29, 2000

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                                  BALANCE SHEET




                                                                                                               DECEMBER 31,
ASSETS                                                                  DECEMBER 31,        DECEMBER 31,           1999
                                                                            1998                1999             PROFORMA
                                                                        ------------        ------------       -------------
                                                                                                                  (NOTE 7)
Current assets:
     Cash and cash equivalents                                          $    310,000        $     66,000
     Accounts receivable, net of allowance for doubtful accounts of
         $30,000 in 1998 and none in 1999                                  1,939,000           1,590,000
     Inventory                                                             2,719,000           2,745,000
     Prepaid expenses and other current assets                               173,000             452,000
                                                                        ------------        ------------

         Total current assets                                              5,141,000           4,853,000

Property and equipment, net of accumulated depreciation
  of $6,985,000 and $8,054,000, respectively                               5,114,000           4,097,000
Patents and licenses, net of accumulated amortization
  of $1,285,000 and $1,521,000, respectively                               2,070,000           1,927,000
Other assets                                                                 184,000             208,000
                                                                        ------------        ------------

         Total assets                                                   $ 12,509,000        $ 11,085,000
                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                              $    628,000        $  1,953,000
     Accounts payable                                                      2,280,000           1,796,000
     Accrued expenses                                                        699,000             906,000
     Current portion of long-term debt and capitalized lease obligatio       185,000             211,000
                                                                        ------------        ------------
         Total current liabilities                                         3,792,000           4,866,000
Long-term debt and capitalized lease obligations                             932,000             750,000
                                                                        ------------        ------------
Total liabilities                                                          4,724,000           5,616,000
Redeemable convertible preferred stock:
  Series A shares, 645,833 and none, issued and outstanding
  Series A-1 shares, 125,000 and none, issued and outstanding
  Series B shares, 500,000 and none, issued and outstanding
  Series A-2 shares, none and 64,584, issued and outstanding
  Series A-3 shares, none and 12,500, issued and outstanding
  Series B-1 shares, none and 50,000, issued and outstanding
  Series C shares, none and 41,667, issued and outstanding
  Series D shares, none and 106,000, issued and outstanding                8,982,000          17,125,000     $       --
  (Aggregate liquidation preference of $20,340,000)
Commitments and contingencies
Stockholders' Equity
   Common stock, $.001 par value, 30,000,000 shares authorized,
        7,722,591 and 7,739,218 shares issued and outstanding
        and 13,373,118 shares issued and outstanding pro forma                 8,000               8,000          14,000
   Capital in excess of par value                                         35,010,000          35,426,000      52,545,000
   Accumulated deficit                                                   (36,215,000)        (47,090,000)    (47,090,000)
                                                                        ------------        ------------     -----------

           Total stockholders' equity (deficit)                           (1,197,000)        (11,656,000)    $ 5,469,000
                                                                        ------------        ------------     ===========
           Total liabilities and stockholders' equity (deficit)         $ 12,509,000        $ 11,085,000
                                                                        ============        ============

               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS



                                                                                 FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                     1997                1998                  1999
                                                                  ------------        ------------        ------------
Net Revenues:
   Government contract revenues                                   $  8,104,000        $  6,029,000        $  5,059,000
   Commercial product revenues, net of                                 175,000           1,954,000           2,053,000
   non-cash sales discount of $124,000 in 1999
   Sub license royalties                                                38,000                  --              10,000
                                                                  ------------        ------------        ------------
Total net revenues                                                   8,317,000           7,983,000           7,122,000
                                                                  ------------        ------------        ------------
Costs and expenses:
     Cost of commercial product revenues                                    --           5,873,000           6,848,000
     Contract research and development                               6,218,000           4,693,000           3,427,000
     Other research and development                                  1,809,000           1,161,000           1,747,000
     Selling, general and administrative                             4,076,000           5,435,000           5,701,000
                                                                  ------------        ------------        ------------

     Total costs and expenses                                       12,103,000          17,162,000          17,723,000
                                                                  ------------        ------------        ------------
Loss from operations                                                (3,786,000)         (9,179,000)        (10,601,000)
     Interest income                                                   275,000              79,000              21,000
     Interest expense                                                  (30,000)            (62,000)           (295,000)
                                                                  ------------        ------------        ------------
     Net loss                                                       (3,541,000)         (9,162,000)        (10,875,000)
Less:
     Redeemable preferred stock
       dividends                                                           --             (271,000)           (908,000)
     Deemed Distribution
       attributable to beneficial conversion feature                       --                  --             (456,000)
                                                                  ------------        ------------        ------------
Net loss available to common stockholders                         $ (3,541,000)       $ (9,433,000)       $(12,239,000)
                                                                  ============        ============        ============
Basic and diluted loss per share:                                  $      (0.46)       $      (1.22)       $      (1.58)
                                                                  ============        ============        ============
Weighted average number of
 shares outstanding                                                  7,701,435           7,724,829           7,744,008
                                                                  ============        ============        ============



               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                         COMMON STOCK
                                                                ------------------------------
                                                                   SHARES            AMOUNT
                                                                ------------      ------------
Balance at December 31, 1996                                       7,575,660      $      8,000

Exercise of stock options                                            123,921                --

Net loss                                                                  --                --
                                                                ------------      ------------

Balance at December 31, 1997                                       7,699,581             8,000

Exercise of stock options                                             23,010                --

Cumulative dividends on redeemable preferred stock not paid               --                --

Net loss                                                                  --                --
                                                                ------------      ------------

Balance at December 31, 1998                                       7,722,591             8,000

Cumulative dividends on redeemable
preferred stock not paid                                                  --                --

Issuance of warrants                                                      --                --

Exercise of stock options                                             16,627                --

Net loss                                                                  --                --
                                                                ------------      ------------

Balance December 31, 1999                                          7,739,218             8,000

Assumed conversion of mandatory redeemable
convertible preferred stock                                        5,633,900             6,000
                                                                ------------      ------------
Balance at December 31, 1999 Proforma                             13,373,118      $     14,000
                                                                ============      ============




                                                               CAPITAL IN
                                                               EXCESS OF PAR     ACCUMULATED
                                                                  VALUE            DEFICIT            TOTAL
                                                               ------------      ------------      ------------
Balance at December 31, 1996                                   $ 34,794,000      ($23,512,000)     $ 11,290,000

Exercise of stock options                                           417,000                --           417,000

Net loss                                                                 --        (3,541,000)       (3,541,000)
                                                               ------------      ------------      ------------

Balance at December 31, 1997                                     35,211,000       (27,053,000)        8,166,000

Exercise of stock options                                            70,000                --            70,000

Cumulative dividends on redeemable preferred stock not paid        (271,000)               --          (271,000)

Net loss                                                                 --        (9,162,000)       (9,162,000)
                                                               ------------      ------------      ------------

Balance at December 31, 1998                                     35,010,000       (36,215,000)       (1,197,000)

Cumulative dividends on redeemable
preferred stock not paid                                            (95,000)               --           (95,000)

Issuance of warrants                                                491,000                --           491,000

Exercise of stock options                                            20,000                --            20,000

Net loss                                                                 --       (10,875,000)      (10,875,000)
                                                               ------------      ------------      ------------

Balance December 31, 1999                                        35,426,000       (47,090,000)      (11,656,000)

Assumed conversion of mandatory
redeemable convertible preferred stock                           17,119,000                --        17,125,000
                                                               ------------      ------------      ------------
Balance December 31, 1999 Proforma                             $ 52,545,000      $(47,090,000)     $  5,469,000
                                                               ============      ============      ============



               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS



                                                                                               FOR THE YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                ------------------------------------------------
                                                                                   1997               1998             1999
                                                                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (3,541,000)     $ (9,162,000)     $(10,875,000)
Adjustments to reconcile net loss to net cash used for
   operating activities:
      Depreciation and amortization                                                  995,000           941,000         1,306,000
      Compensation expense associated with stock options granted                          --                --            14,000
      Loss on disposal of property and equipment                                          --                --                --
      Warrants and stock issued for services and refinancing                              --                --           321,000
      Changes in assets and liabilities:
           Accounts receivable                                                       551,000          (891,000)          349,000
           Note receivable from related party                                        150,000                --                --
           Inventory                                                                (175,000)       (2,042,000)         (329,000)
           Prepaid expenses and other current assets                                  37,000           (27,000)         (155,000)
           Patents and licenses                                                     (171,000)         (145,000)          (94,000)
           Other assets                                                              (35,000)         (113,000)            3,000
          Accounts payable and accrued expenses                                      596,000         1,135,000          (277,000)
          Billings in excess of costs and earnings on uncompleted contracts         (306,000)               --                --
                                                                                ------------      ------------      ------------
       Net cash used in operating activities                                      (1,899,000)      (10,304,000)       (9,737,000)
                                                                                ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments                                       2,173,000         2,099,000                --
Purchases of property and equipment                                               (1,429,000)       (3,372,000)         (615,000)
Proceeds from sale of property and equipment                                              --                --           900,000
                                                                                ------------      ------------      ------------
    Net cash (used in) provided by investing activities                              744,000        (1,273,000)          285,000
                                                                                ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                                  --         1,786,000         3,200,000
Payments on long-term obligations                                                   (423,000)         (118,000)         (190,000)
Net proceeds from sale of preferred and common stock                                 417,000         8,781,000         6,198,000
                                                                                ------------      ------------      ------------
   Net cash provided by (used in) financing activities                                (6,000)       10,449,000         9,208,000
                                                                                ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                              (1,161,000)       (1,128,000)         (244,000)
Cash and cash equivalents at beginning of period                                   2,599,000         1,438,000           310,000
                                                                                ------------      ------------      ------------
Cash and cash equivalents at end of period                                      $  1,438,000      $    310,000      $     66,000
                                                                                ============      ============      ============


               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--THE COMPANY

        Superconductor Technologies Inc. (the "Company") was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company, which operates in a single industry segment, manufactures and markets high-performance filters to service providers and original equipment manufacturers in the mobile wireless telecommunications industry. The Company's product, the SuperFilter, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped more than 120 units in 1999. The Company was considered a development stage enterprise until 1999.

        The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 1997, 1998 and 1999, government related contracts accounted for 97%, 76% and 71%, respectively, of the Company's revenues.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

        The Company sells predominantly to agencies of the United States government and to entities in the wireless industry. The Company grants uncollateralized credit to its customers. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit.

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

        All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, management believes that adjustments arising from the audits will not have a significant effect on the financial position, results of operations or cash flows of the Company.

        Commercial revenues are principally derived from the sale of the Company's SuperFilter(R) products principally to wireless service providers and are generally recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer's credit worthiness has been established, c) shipment of the product to the customer's designated location has occurred, d) title has transferred and e) if stipulated by the contract, customer acceptance has occurred.

Warranties

        The Company recognizes the estimated cost of warranty expense at the time of revenue recognition. Warranty reserves are reviewed periodically and adjusted based on actual and anticipated experience.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development costs incurred solely in connection with research and development contracts are charged to contract research and development expense. Other research and development costs are charged to research and development expense.

Inventories

        Inventories are stated at the lower of cost or market, costs are being primarily determined using standard costs, which approximate costs utilizing the first-in, first-out method. Provision for excess, obsolete or slow moving inventory is made based on management's analysis of inventory levels and sales forecasts.

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

Long-Lived Assets

        The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their fair value.

Income Taxes

        The Company accounts for taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Marketing Costs

        All costs related to marketing and advertising the Company's products are expensed as incurred or at the time the advertising takes place.

Net Loss Per Share

        Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed by deducting dividends accumulated on cumulative preferred stock, deemed distribution and accretion of redemption value on redeemable preferred stock for the period. Diluted net loss per share is computed by dividing net loss available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. Potential common stock issuable upon exercise of options and warrants to purchase shares of the Company's common stock (and conversion of the outstanding preferred stock to common stock) is not included when their effect is antidilutive.

Stock-based Compensation

        As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles and estimated provisions for warranty costs. Actual results could differ from those estimates and such differences may be material to the financial statements.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company estimates that the carrying amount of the debt approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

Reclassifications

        Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

Certain Risks and Uncertainties

        During 1998 and 1999 the Company sold more than 200 SuperFilter units, but the Company has continued to incur operating losses. The Company's long term prospects are dependent upon the continued and increased market acceptance for this product.

NOTE 3--MANAGEMENT'S PLAN

        In order to penetrate the market for its SuperFilter(R) products, during 1998 and 1999 the Company undertook significant efforts in both the marketing and manufacturing of its product. The Company performed trials with over 30 wireless service providers, including all of the top 10 domestic wireless service providers. In order to support the market interest in its product, the Company also established a manufacturing infrastructure, which previously had not been in place. During 1998 and 1999, the Company sold over 200 units but continued to incur operating losses. Thus, capital formation continues to be an integral part of the Company's business plans.

        The Company has continued to secure
financing to support its growth and implement its business plan. In 1999, the Company successfully completed private placements of preferred stock raising $8.5 million. Additional cash was provided by the sale and leaseback of certain production equipment with a net book value of $944,000 for cash proceeds of $900,000. In June 1999 the Company entered into a new revolving line of credit that is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The line bears interest at the prime rate (8.5% at December 31, 1999) plus 1% and is renewable annually. During 1999, $1.5 million had been borrowed under this line and was outstanding at December 31, 1999. No additional amounts were available for borrowing under this line of credit at December 31, 1999. During 1999, the Company borrowed $2.4 million from the majority preferred stock shareholder. The amounts were borrowed under demand notes bearing interest at 8%. Demand notes totaling $1.9 million were exchanged for shares of Series
C and D convertible preferred stock. The remaining demand note for $500,000 outstanding at December 31, 1999 was subsequently exchanged for 153,846 shares of common stock in a public offering of the Company's common stock in February 2000.

        On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7.5 million and 153,846 shares of common stock were exchanged for short term indebtedness totaling $500,000 payable to the majority preferred stock holder. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Convertible Preferred Stock converted their holdings into 2,458,491 shares of common stock. As inducement to convert the preferred shares, the Company issued the preferred stock holders warrants to purchase 250,000 shares of common stock at $3.58.

        Subsequent to December 31, 1999, (i) warrants and options to purchase 1,013,485 and 433,287 shares of common stock were exercised, resulting in net proceeds to the Company of $5.9 million, and (ii) the holders of the remaining outstanding series B-1 and D preferred shares elected to convert their holdings into 3,175,409 shares of common stock.

        In March 2000, the Company secured a one-year loan commitment from a large stockholder for an additional $5.0 million of working capital. At its option, the stockholder will lend the funds directly to the Company or unconditionally guarantee a loan from a commercial bank or other institutional lender. The loan commitment expires earlier than one year upon the Company's receipt of $10,000,000 or more of equity financing. If the Company requests that the loan be funded and the stockholder elects to make the loan directly, the loan would be unsecured and bear interest at four percent over the prime rate of PNC Bank (the Company's primary lender). The Company paid a $12,500 fee for the loan commitment. The Company believes that its current cash resources and lines of credit are adequate to fund its operations for at least the next twelve months. Thereafter, the Company may be required to raise additional capital, which may not be available on acceptable terms, if at all. Any inability to obtain needed financing could have a material adverse effect on our business and operating results.

NOTE 4--PATENTS AND LICENSES

        The Company has focused its development efforts on thallium barium calcium copper oxide ("TBCCO") materials and, to a lesser extent, on yttrium barium copper oxide ("YBCO") materials. Several U.S. patents have been issued to the University of Arkansas covering TBCCO, and effective from April 9, 1992 the Company has an exclusive worldwide license (including the right to sublicense) under these patents, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 400,000 shares of Series D preferred stock valued at $1,382,000 (such Series D shares were subsequently converted into 200,000 shares of common stock). Since April 1995, the Company has been obligated to pay royalties of 4% on the value of TBCCO raw material components sales of TBCCO-based products, subject to a $100,000 annual minimum beginning after April 1997, and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. The license terminates upon expiration of the right to claim damages for infringement of all the patents covered. The license is being amortized over thirteen years, which represents the estimated useful life of the patent and the underlying material (TBCCO). As the Company places reliance on its exclusive license, total or partial loss of the license could have a material adverse effect on manufacturing, sales or operating results.

NOTE 5--SHORT TERM BORROWINGS AND NOTES PAYABLE

        On June 18, 1999, the Company entered into a new credit agreement, which includes a revolving line or credit maturing on June 17, 2000. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate (8.5% at December 1, 1999) plus 1%. The Company is required to maintain certain minimum tangible net worth, debt and other financial and business covenants. Borrowings under the revolving line of credit are collateralized by substantially all of the Company's assets. The agreement is renewable annually. All outstanding borrowings under all previous agreements were paid at June 18, 1999. In connection with the new credit agreement, the Company issued warrants for the purchase of 62,500 shares of common stock at a price of $3 per share for a five year period. At December 31, 1999, the Company has $1,453,000 outstanding under this agreement. On December 1, 1999, the credit was amended to waive noncompliance and modify certain financial covenants for future periods. Five year warrants to purchase 33,333 shares of common stock at $3.00 per share were issued in connection with this amendment. On January 12, 2000, the credit facility was amended to include a $1.5 million term note. The term note bears interest at the prime rate (8.5% at January 12, 2000) plus 4%. Five year warrants to purchase 27,692 shares of common stock at $3.25 per share were issued in connection with this amendment. This term loan was paid in full on February 11, 2000.

        During 1999, the Company borrowed $2.4 million from a large stockholder. These borrowings were due on demand and bore interest at 8%. Notes totaling $1.9 million were used to purchase shares of Series C and D Convertible Preferred Stock. A demand note for $500,000 remained outstanding at December 31, 1999 and was subsequently used to purchase 153,846 shares of common stock on February 11, 2000. A five-year warrant to purchase 20,000 shares of common stock at $3.00 per share was issued in connection with this borrowing.

        The fair values of the warrants issued in connection with borrowings were estimated using the Black-Scholes option pricing model and were accounted for as debt issuance costs and either expensed immediately or amortized over the term of the related agreement.


NOTE 6--INCOME TAXES

        The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 1997, 1998 and 1999.

        The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 1997, 1998 and 1999 as follows:

                                                    For the Year Ended December 31,
                                               ---------------------------------------------
                                                   1997            1998              1999
                                               -----------      -----------      -----------
Tax benefit computed at
       Federal statutory rate                         34.0%            34.0%            34.0%
Increase (decrease) in taxes due to:
       Change in valuation allowance                 (41.2)           (41.8)           (39.8)
       State taxes, net of federal benefit             5.8              5.8              5.8
       Nondeductible expenses                         (0.1)            (0.1)              --
       Other                                           1.5              2.1               --
                                               -----------      -----------      -----------
                                                        --               --               --
                                               ===========      ===========      ===========


        The significant components of deferred tax assets (liabilities) at December 31 are as follows:

                                                  1997             1998             1999
                                               ------------     ------------     ------------
Loss carryforwards                             $  6,569,000     $  9,709,000     $ 14,063,000
Capitalized research and development              1,874,000        2,175,000        2,318,000
Depreciation                                      1,712,000        1,726,000        1,599,000
Tax credits                                       1,044,000        1,402,000        1,150,000
Inventory                                            37,000           56,000           86,000
Other                                                    --               --         (910,000)
Less: valuation allowance                       (11,236,000)     (15,068,000)     (18,306,000)
                                               ------------     ------------     ------------
Net deferred tax asset                         $         --     $         --     $         --
                                               ============     ============     ============

        The valuation allowance increased by $1,459,000, $3,832,000 and $3,238,000 in 1997, 1998 and 1999, respectively.

        As of December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $37,344,000 and $15,447,000, respectively, which expire in the years 2000 through 2019. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $666,000 and $484,000, respectively, which expire in the years 2002 through 2019.

        Due to the uncertainty surrounding the realization of the favorable tax attributes of such net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

        Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryforwards may be subject to an annual limitation against income in future periods. As a result of the annual limitation, if any, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities.

NOTE 7--STOCKHOLDERS' EQUITY

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

        Redeemable convertible preferred stock issued and outstanding consists of the following:


                                                          December 31
                                                   ---------------------------
                                                     1998             1999
                                                   -----------     -----------
Redeemable Convertible Preferred Stock                      --
        Series A Convertible Preferred Stock       $ 4,004,000
        Series A-1 Convertible Preferred Stock       1,025,000              --
        Series B Convertible Preferred Stock         3,953,000              --
        Series A-2 Convertible Preferred Stock                     $ 4,043,000
        Series A-3 Convertible Preferred Stock              --       1,035,000

        Series B-1 Convertible Preferred Stock              --       3,999,000
        Series C Convertible Preferred Stock                --       2,923,000
        Series D Convertible Preferred Stock                --       5,581,000
                                                   -----------     -----------
                                                   $ 8,982,000     $17,581,000
                                                   ===========     ===========

Redeemable Convertible Preferred Stock

        The Company completed a private placement of Series A and Series A-1 Redeemable Cumulative Convertible Preferred Stock, with three different closing dates, to a certain investor over the first nine months of 1998. Each share of Series A and A-1 preferred stock was convertible into two shares of common stock, carries a cumulative dividend of 6% per annum, had voting rights, liquidation preferences and was not redeemable by the Company prior to March 26, 2001. Thereafter, the Company may redeem the preferred stock at 110% of the liquidation preference plus accrued dividends. Subsequent to March 26, 2005, until fully redeemed, the holders of the Series A and A-1 preferred stock had the option to cause the Company to redeem their preferred stock at their liquidation preference plus accrued dividends. On March 26, 1998, the Company raised approximately $3,000,000 from the sale of 500,000 shares of Series A preferred stock at $6.00 per share, and issued warrants to purchase up to 100,000 shares of common stock at an exercise price of $4.00 per share. On August 11, 1998, the Company raised approximately $1,000,000 from the sale of 125,000 shares of Series A-1 preferred stock at $8.00 per share with warrants to purchase up to 66,667 shares of common stock at an exercise price of $4.00 per share. On September 3, 1998 the Company raised approximately $875,000 from the sale of 145,833 shares of Series A preferred stock at $6.00 per share with no warrants.

        On September 2, 1998, the Company completed a private placement of 500,000 shares of Series B Redeemable Cumulative Convertible Preferred Stock to certain investors at $8.00 per share. Each share of Series B preferred stock carries a cumulative dividend rate of 7% per annum, was convertible into two shares of common stock, had voting rights and liquidation preferences. The Series B preferred stock was not redeemable prior to September 2, 2001. Thereafter, the Company could redeem the Series B Preferred stock at 110% of the liquidation preference plus accrued dividends. Subsequent to September 2, 2005, until fully redeemed, the holders of the Series B preferred stock have the option to cause the Company to redeem the Preferred stock at their liquidation preference plus accrued dividends. The proceeds of the offering, net of offering expenses, totaled approximately $4 million. The Series B preferred stock is not redeemable prior to September 2, 2001. The Company also issued warrants to purchase up to 120,000 shares of common stock at $5.70 per share.

        On February 26, 1999, the Company entered into an agreement to exchange all of the then outstanding redeemable preferred stock and related warrants for shares in a new series of preferred stock and modified warrants. The impact of the exchange under prevailing practice at that time was to eliminate the redemption provision of the then outstanding redeemable preferred stock.

        The Series A preferred stock and related warrants were exchanged for 64,584 shares of Series A-2 preferred stock and warrants to purchase 100,000 shares of common stock. The Series A-1 preferred shares and related warrants were exchanged for 12,500 shares of Series A-3 preferred shares and warrants to purchase 66,667 shares of common shares. The Series B preferred stock and related warrants were exchanged for 50,000 shares of Series B-1 preferred stock and warrants to purchase 120,000 shares of common stock. The warrants received in the exchange generally have the same terms as the warrants surrendered. In connection with the exchange, the Company issued to the preferred stock holders warrants to purchase up to 75,000 shares of common stock at $7.00 per share. However, in March 2000, the staff of the Securities and Exchange Commission has determined that preferred stock with terms that treat a change in control, as an event of liquidation should be classified in the mezzanine section of the balance sheet as mandatory redeemable preferred stock. Accordingly, all series of convertible preferred stock outstanding at December 31, 1999 have been reported in the accompanying historical balance sheet of the Company as mandatory redeemable preferred stock. As further described below, as of March 29, 2000, all outstanding shares of preferred stock have been converted into 5,633,900 shares of common stock and have been reflected in the accompanying pro forma balance sheet as if the conversion had occurred on December 31, 1999.


        Each share of the Series A-2, Series A-3 and Series B-1 Convertible Preferred Stock is convertible into twenty shares of common stock and has voting rights. The Series A-2 Convertible Preferred Stock carries a cumulative annual dividend of 6% per share and a liquidation preference of $72 per share until March 26, 2001, and $60 per share plus accrued dividends, thereafter. Each share of the Series A-3 Convertible Preferred Stock carries a cumulative annual dividend of 6% per share and a liquidation preference of $96 per share until March 26, 2000, and $80 per share plus accrued dividends, thereafter. Each share of the Series B-1 Convertible Preferred Stock carries a cumulative annual dividend of 7% per share and has a liquidation preference of $80 per share plus unpaid dividends.

        On March 5, 1999, the Company completed a private placement of 41,667 shares of Series C Convertible Preferred Stock to certain investors at $72 per share. The gross proceeds of the offering totaled $3 million. Each share of preferred stock, carries a cumulative dividend of 7% per annum, has voting rights and a liquidation preference of the greater of $86.40 or $72 per share plus accrued dividends. A five-year warrant to purchase 120,000 shares of common stock at $4.50 per share was also issued in connection with this financing.

        On June 23, 1999, the Company entered into a private equity financing agreement providing for the sale of securities in two traunches with gross proceeds of up to $5.3 million. Under the first transaction, which took place on June 25, 1999, the Company sold 77,296 shares of Series D Convertible Preferred Stock at $50 per share, which resulted in gross proceeds of approximately $3.9 million. Under the second transaction, which took place on August 17, 1999, the Company sold 28,704 shares of Series D Convertible Preferred Stock at $50 per share, resulting in gross proceeds of approximately $1.4 million. Each share is convertible into twenty shares of common stock, and carries a cumulative dividend of 6% per annum, has voting rights and a liquidation preference of $65 per share until December 17, 2003 and $50 per share plus accrued dividends thereafter. In connection with this financing, the company also issued five year warrants for the purchase of up to 212,000 shares of common stock at $3.00 per share. The Company granted the Series D investors registration rights with respect to the common stock underlying the Series D preferred stock and related warrants.

        The Company recorded an accounting deemed distribution in 1999 totaling $456,000 relating to the issuance of the Series C and D Convertible Preferred Stock, which at issuance, was convertible at a discount from the market price for the Company's common stock. The accounting deemed distribution is a non-cash accounting entry for determining net loss available to common stockholders and the related net loss per share.

        Cumulative unpaid dividends on the preferred stock outstanding at December 31, 1999 totaled $813,000.

        The issuance of the Series D Convertible Preferred Stock resulted in an anti-dilution adjustment to the Series A-2, A-3, B-1 and C Convertible Preferred Stock. Following the completion of the Series D financing, the total number of common shares issuable upon conversion of the Company's outstanding preferred stock is as follows:



                                                                                 Common Stock Issuable
                                                  Shares of Preferred               Upon Conversion
                                                  -------------------               ---------------
         Series A-2                                      64,584                        1,322,539
         Series A-3                                      12,500                          263,852
         Series B-1                                      50,000                        1,055,409
         Series C                                        41,667                          872,100
         Series D                                       106,000                        2,120,000
                                                                                       ---------
                                                                                       5,633,900
                                                                                       =========

Stock Options

        The Company has four stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, and the 1998 and 1999 Stock Option Plans (collectively, the "Stock Option Plans"). The 1988 Stock Option Plan expired in October 1998. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company under the Stock Option Plans at prices no less than 100% of the market value on the date of grant. The stock options become exercisable in installments over four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. At December 31, 1999, options for 1,141,284 shares of common stock were exercisable.

        At December 31, 1999, 918,660 shares of common stock were available for future grants and 1,882,552 options had been granted but not yet exercised. Option activity during the three years ended December 31, 1999 was as follows:



                                               Number          Weighted Average
                                             of Shares          Exercise Price
                                             ---------          --------------
Outstanding at December 31, 1996            1,499,301             $    5.746
     Granted                                  845,302             $    3.524
     Canceled                                (882,494)            $    6.048
     Exercised                                 (8,437)            $    0.800
                                            ---------

Outstanding at December 31, 1997            1,453,672             $    4.333
     Granted                                  450,950             $    4.733
     Canceled                                (124,315)            $    5.038
     Exercised                                (15,010)            $    1.991
                                            ---------
Outstanding at December 31, 1998            1,765,297             $    4.406
      Granted                                 391,873             $    3.423
      Cancelled                              (257,991)            $    1.193
      Exercised                               (16,627)            $    4.668
                                            ---------
Outstanding at December 31, 1999            1,882,552             $    4.194
                                            =========

        The following table summarizes information concerning currently outstanding and exercisable stock options:

                               Number           Weighted Average         Weighted             Number               Weighted
Range of                   Outstanding             Remaining              Average        Exercisable as of          Average
Exercise Prices           as of 12/31/99        Contractual Life      Exercise Price         12/31/99           Exercise Price
---------------           --------------        ----------------      --------------     -----------------      --------------
$0.8000 - $3.1250              476,798                  7.12             $2.8830              290,537               $2.9064
$3.1880 - $3.7500              484,850                  7.79             $3.6282              261,220               $3.6671
$3.8750 - $4.8750              461,733                  7.46             $4.4192              268,604               $4.6223
$4.9290 - $7.5000              421,421                  7.37             $5.7718              287,798               $5.9522
$7.6250 - $7.6250               37,750                  6.43             $7.6250               33,125               $7.6250
                             ---------               -------             -------            ---------               -------
                             1,882,552                  7.42             $4.1935            1,141,284               $4.3894
                             =========                                                      =========

        In October 1997, the Board of Directors approved a Stock Option Repricing Program for all directors. The Repricing Program was offered on an optional basis to reprice the outstanding options held by the directors to $3.125, the closing price of the Company's common stock as quoted on The NASDAQ Stock Market on October 29, 1997. Three directors submitted 13 grants totaling 232,500 shares for repricing. The original grants were canceled and new options were issued totaling 155,002 shares. There was no recognizable compensation expense as a result of the Repricing Program.

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


                                  1997                      1998                        1999
                            ---------------            ---------------            ---------------
Net loss:
     As reported              $(3,541,000)                $(9,162,000)             $(10,875,000)
     Pro forma                $(4,268,000)                $(9,963,000)             $(11,689,000)
Loss per share:
     As reported              $     (0.46)                $     (1.22)             $      (1.58)
     Pro forma                $     (0.56)                $     (1.33)             $      (1.69)

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1997, 1998 and 1999, respectively: dividend yields of zero percent each year; expected volatilities of 51, 50 and 75 percent; risk-free interest rates of 6.12, 5.31 and 5.62 percent; and expected life of 3.50, 3.9 and 4.0 years. The weighted average fair value of options granted in 1997, 1998 and 1999 for which the exercise price equals the market price on the grant date was $1.47, $2.08 and $1.80, respectively.

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

Warrants

        In March 1993, in conjunction with the Company's initial public offering, the Company issued to the underwriter a warrant to purchase up to 120,750 shares of common stock at an exercise price equal to 120% of the offering price. The Underwriter's Warrant was exercisable for a four-year period beginning March 9, 1994. These warrants expired in 1998. Also in connection with the Company's initial public offering all series of preferred stock warrants were automatically converted into common stock warrants at a rate of two shares to one. In November 1996, in conjunction with the Company's secondary offering, the Company issued to the underwriter warrants to purchase up to 150,000 shares of common stock at an exercise price equal to 120% of the offering price or $4.50 per share. These warrants are exercisable for a four-year period beginning November 22, 1997.

        On March 26, 1998, August 11, 1998, and September 2, 1998, in conjunction with the Company's private placements, the Company issued warrants to purchase up to 100,000 shares, 66,667 shares and 120,000 shares of common stock, respectively, at an exercise price of $4.00, $4.00 and $5.70 per share, respectively. These warrants are exercisable for a five-year from date of issuance. These warrants were exchanged for like warrants with generally the same terms and conditions in connection with the February 26, 1999 preferred stock exchange.

        In December 1998, the Company amended its Loan and Security Agreement to include a revolving line of credit. For this commitment, the Company issued warrants to purchase 40,000 shares of common stock at a price of $4.00 per share. These warrants are exercisable for a five-year period beginning December 21, 1998.

        In connection with the redeemable preferred stock exchange which occurred on February 26, 1999("Exchange Warrants") the Company issued warrants to purchase 75,000 shares of common stock at $7.00. These warrants are exercisable for a five-year period beginning February 26, 1999.

        On March 5, 1999, June 25, 1999 and August 17, 1999, in conjunction the Series C and D Convertible Preferred Stock private placements, the Company issued warrants to purchase up to 120,000, 154,592 and 57,408 shares of common stock, respectively, at exercise prices of $4.50, $3.00 and $3.00 per share, respectively. These warrants are exercisable for a five-year period from date of issuance.

        On March 19, 1999, the Company issued warrants to purchase 25,180 shares of common stock at a price of $4.17 per share in connection with entering into a master lease agreement. These warrants are exercisable over a five-year period.

        In connection with a new credit agreement on June 18, 1999, the Company issued warrants to purchase 62,500 shares of common stock at a price of $3.00 per share and are exercisable over a five-year period.

        On December 1, 1999, the Company's lender agreed to modify the terms of its credit agreement with the Company in exchange for the issuance of warrants to purchase 33,333 shares of its common stock at $3.00 per share. These warrants are exercisable over a five-year period.

        In connection with a $500,000 loan made to the Company on December 1, 1999, the Company issued warrants to purchase 20,000 shares of common stock at $3.00 per share. These warrants are exercisable over a five-year period.

        In August 1999 the Company issued warrants to United States Cellular Corporation to purchase 1,000,000 shares of common stock at a price of $4.00 per share. These warrants are subject to vesting conditional on U.S. Cellular's purchases of the Company's commercial products. At December 31, 1999, warrants to purchase 48,980 shares of common stock had vested and are exercisable under the agreement. These warrants are exercisable until August 27, 2004.

        The Company also had warrants outstanding to purchase 3,750 shares of common stock at $4.50 per share, which expire on March 5, 2004.

        The Series D Convertible Preferred Stock financing, together with the warrants to U.S. Cellular Corporation, resulted in an adjustment to the warrants issued in connection with the Company's Series B-1 preferred stock. The total number of shares issuable upon exercise of such warrants increases from 120,000 to 129,057 as a result of such adjustments and the exercise price of the warrants was reduced from $5.72 per share to $5.30 per share.

        The following is a summary of outstanding fully vested warrants at December 31, 1999:


Warrants related to                    Number of                  Price
issuance of preferred stock          Common Shares              per Share             Expiration Date
---------------------------          -------------              ---------             ---------------
Series A-2                              100,000                  $   4.00             March 26, 2003
Series A-3                               66,667                      4.00             August 11, 2003
Series B-1                              129,057                      5.30             September 2003
Series C                                120,000                      4.50             March 5, 2004
Series D                                212,000                      3.00             August 15, 2004
Exchange Warrants                        75,000                      7.00             February 26, 2004

Warrants related to
  borrowings, lease and
  sales agreement
                                        150,000                      4.50             November 22, 2001

                                         40,000                      4.00             December 21, 2003

                                         62,500                      3.00             June 18, 2004

                                         33,333                      3.00             December 1, 2004

                                         48,980                      4.00             August 27, 2004

                                         25,180                      4.17             March 18, 2004

                                         20,000                      3.00             November 30, 2004

                                          3,750                      4.50             March 4, 2004

Dividend Restrictions

        The Company has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future. Series A-2, Series A-3, Series B-1, Series C and Series D Preferred Stock earn cumulative dividends at the rates of 6%, 6%, 7% 7%, and 6% per annum and have a liquidation preference greater than their recorded value. While the preferred stocks are outstanding, the Company is limited in its ability to pay dividends on its common stock. Also, dividends cannot be paid without the written consent of its equipment leasing line provider and its lender.

NOTE 8--LONG-TERM SALES AGREEMENT

        In August 1999, the Company signed a five-year agreement with United States Cellular Corporation ("U.S. Cellular"), one of the nation's ten largest cellular service providers. Under the terms of the agreement, U.S. Cellular will purchase a minimum of 100 SuperFilter(R) Systems by December 31, 2000 and may purchase up to an additional 400 SuperFilter(R) systems by August 27, 2004. As part of the agreement the Company issued warrants to U.S. Cellular providing for the purchase of up to one million shares of common stock at a price of $4.00 per share, under which one share vests for every $25 worth of SuperFilter(R) system purchases made by U.S. Cellular. These warrants expire August 27, 2004. Due to the terms of the warrant agreement the Company is required to account for these as variable warrants. In each period in which the warrant shares are earned, a non-cash charge will be recorded for the fair value of the warrant shares that are earned or vested in the period. Fair value of the warrant shares at the time of vesting will be calculated by using the Black-Scholes option-pricing model. During 1999, 48,980 warrants were earned resulting in a non-cash charge of $124,000. At December 31, 1999, 951,020 warrants remain to be earned that may result in future non-cash charges. The Company cannot reasonably predict the amount or timing of future non-cash commercial discounts relating to the warrant. However, the Company expects the amount of these charges to increase significantly in 2000 because of the significant rise in the market price of the common stock during the first quarter of 2000. The 1999 charge of $124,000 recorded as a discount to its commercial revenue was based on the vesting of 48,980 warrants and market prices of $3.13 to $5.00 per share of common stock. The right to purchase another 951,020 shares was still unvested as of January 1, 2000, and the common stock traded as high as high $115 per share between January 1, 2000 and March 24, 2000.


NOTE 9--EMPLOYEE SAVINGS PLAN

        In December 1989, the Board of Directors approved a 401(k) savings plan (the "401(k) Plan") for the employees of the Company that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the Plan.

NOTE 10--COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next ten years. Generally leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.

        In March 1999, the Company entered into a master lease agreement for $1.5 million in lease financing. Under this agreement, the Company entered into agreements for the sale and leaseback of certain production equipment with a net book value of $944,000 for cash proceeds of $900,000. The loss of $44,000 realized on the sales transaction has been deferred and is being charged against income over the lease term. The Company has purchase and lease renewal options at fair market value. To help insure the Company's performance under the terms of the lease agreement, the lessor has a collateral interest in its assets subject to previously granted liens. In connection with entering into this lease, the Company issued four year warrants for the purchase of 25,180 shares of common stock at $4.17 per share. Fair value of the warrants were calculated by using the Black-Scholes option-pricing model and are being amortized over the term of the lease.

        For the years ended December 31, 1997, 1998 and 1999, rent expense was $318,000, $499,000, and $749,000, respectively.

Capital Leases

        The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2003. The leases bear interest at various rates ranging from 13.01% to 18.84%.

        The minimum lease payments under operating and capital lease obligations are as follows:


         Year ending
         December 31, 1999                                 Operating Leases              Capital Leases
         -----------------                                 ----------------              --------------
         2000                                                 $  828,000                   $  341,000
         2001                                                    729,000                      337,000
         2002                                                    721,000                      337,000
         2003                                                    514,000                      241,000
         2004                                                    452,000                           --
         Thereafter                                            2,436,000                           --
                                                              ----------                   ----------
         Total payments                                       $5,680,000                    1,256,000
                                                              ==========

         Less: amount representing interest                                                (295,000)
                                                                                         ----------
         Present value of minimum lease                                                     961,000
         Less: current portion                                                              211,000
                                                                                         ----------
         Long term portion                                                               $  750,000
                                                                                         ==========

Other Matters

        In the normal course of business, the Company, from time to time, is a defendant in certain litigation, claims and inquiries. In addition, the Company makes various commitments and can incur contingent liabilities. While it is not feasible to predict the outcomes of these matters, the Company is not presently aware of nor expects that any sum it may be required to pay in connection with these matters would have a material effect on its financial position or results of operations.

NOTE 11--EARNINGS PER SHARE

        The computation of per share amounts for 1997, 1998 and 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,724,422, 2,241,964 and 3,920,039 shares of common stock during 1997, 1998 and 1999, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Also, the preferred stock convertible into 2,541,680 and 5,633,900 shares of common stock at December 31, 1998 and 1999 was not considered in the computation of diluted EPS because its inclusion would have been antidiluive.

NOTE 12--DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS AND SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES

Balance sheet data


                                                                               December 31
                                                                    -------------------------------
                                                                        1998                1999
                                                                    -----------         -----------
         Accounts receivable:
                Accounts receivable-trade                           $ 1,043,000         $   793,000
                U.S. government accounts receivable-billed              926,000             317,000
                U.S. government accounts receivable-unbilled                 --             480,000
                Less: allowance for doubtful accounts                   (30,000)                 --
                                                                    -----------         -----------
                                                                    $ 1,939,000         $ 1,590,000
                                                                    ===========         ===========

         Inventories:
                Raw materials                                       $   817,000         $   428,000
                Work-in-process                                       1,666,000           1,688,000
                Finished goods                                          236,000             629,000
                                                                    -----------         -----------
                                                                    $ 2,719,000         $ 2,745,000
                                                                    ===========         ===========

         Property and Equipment:



                Equipment                                           $10,099,000         $ 9,985,000
                Leasehold improvements                                1,915,000           2,064,000
                Furniture and fixtures                                   85,000             102,000
                                                                    -----------         -----------
                                                                     12,099,000          12,151,000
                Less: Accumulated Depreciation and Amortization      (6,985,000)         (8,054,000)
                                                                    -----------         -----------

                                                                    $ 5,114,000         $ 4,097,000
                                                                    ===========         ===========

         Accrued Expenses
               Compensation related                                 $   583,000         $   669,000
               Other                                                    116,000             237,000
                                                                    -----------         -----------
                                                                    $   699,000         $   906,000
                                                                    ===========         ===========

        Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

        At December 31, 1998 and 1999, equipment includes $1,177,000 and $1,211,000 of assets financed under capital lease arrangements, net of $158,000 and $281,000 of accumulated amortization, respectively. Depreciation expense amounted to $772,000, $713,000 and $1,126,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


Supplemental Cash Flow Information:


                                                                                          December 31,
                                                                         ----------------------------------------------
                                                                           1997               1998               1999
                                                                         ----------        ----------        ----------
Cash paid for interest                                                   $   30,000        $   62,000        $  232,000

Non-cash investing and financing activities:

Equipment acquired through issuance of capital lease                             --                --        $   34,000

Issuance of warrants in connection with debt and lease agreements                --                --        $  491,000

Redeemable preferred stock dividends accrued not paid                            --        $  271,000        $   95,000

Conversion of notes payable to purchase preferred stock                          --                --        $1,875,000

Disposal of fully depreciated property and equipment                             --        $  277,000                --


NOTE 13--SUBSEQUENT EVENTS

        On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short term indebtedness of $500,000. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Convertible Preferred Stock converted their holdings into 2,458,491 shares of common stock. As inducement to convert the preferred shares, the Company issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58. The fair value of the warrant was estimated using the Black-Scholes option-pricing model and will be accounted for as a deemed distribution of $1,548,000 to the preferred stockholders for determining loss per share in the first quarter and full year of 2000.

        Subsequent to December 31, 1999, (i) warrants and options to purchase 1,013,485 and 433,287 shares of common stock were exercised, resulting in net proceeds to the Company of $5.9 million, and (ii) the holders of the remaining outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,409 shares of common stock.

        After considering the sales of common shares and shares issued upon exercise of warrants and options the Company has 13,986,138 common shares outstanding at March 17, 2000.

        In March 2000, the Company secured a one-year loan commitment from a large stockholder for an additional $5.0 million of working capital. At its option, the stockholder will lend the funds directly to the Company or unconditionally guarantee a loan from a commercial bank or other institutional lender. The loan commitment expires earlier than one year upon the Company's receipt of $10,000,000 or more of equity financing. If the Company requests that the loan be funded and the stockholder elects to make the loan directly, the loan would be unsecured and bear interest at four percent over the prime rate of PNC Bank (the Company's primary lender). The Company paid a $12,500 fee for the loan commitment.

                      Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors
and Stockholders of
Superconductor Technologies Inc:


Our audits of the financial statements referred to in our report dated February 22, 2000, except as to Note 13, which is as of March 29, 2000 appearing in this 1999 Annual Report on Form 10-K of Superconductor Technologies Inc. also included an audit of the financial statements schedules listed in Item 14(a)(2) of the Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Los Angeles, California
February 22, 2000, except as to Note 13
Which is as of March 29, 2000

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS



                                                                          Additions
                                                            ---------------------------------------
                                             Beginning      Charged to cost and    Charged to other                       Ending
                                              Balance            expenses              accounts         Deductions(1)     Balance
                                            -----------     -------------------    ----------------     -------------   -----------
Year Ended December 31, 1999

Allowance for Doubtful Accounts             $    30,000                  --               --            $   (30,000)             --

Reserve for Inventory Obsolescence              140,000         $   131,000               --                (70,000)    $   201,000

Deferred Tax Asset Valuation Allowance       15,068,000           3,238,000               --                     --      18,306,000

Year Ended December 31, 1998

Allowance for Doubtful Accounts                      --              30,000               --                     --          30,000

Reserve for Inventory Obsolescence               93,000              47,000               --                     --         140,000

Deferred Tax Asset Valuation Allowance       11,236,000           3,832,000               --                     --      15,068,000

Year Ended December 31, 1997

Allowance for Doubtful Accounts                 306,000                  --               --               (306,000)             --

Reserve for Inventory Obsolescence               52,000              41,000               --                     --          93,000

Deferred Tax Asset Valuation Allowance        9,873,000           1,363,000               --                     --      11,236,000

    (1) Relates to the write-off of accounts receivable or disposal of obsolete inventory.

        This schedule contains summary financial information extracted from the consolidated balance sheet at December 31, 1999, 1998, and 1997 and the consolidated statement of operation for the years then ended and is qualified in its entirety by reference to such financial statement.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2000.

                                     SUPERCONDUCTOR TECHNOLOGIES INC.

                                     By: /s/ M. Peter Thomas
                                         -------------------------------------
                                         M. Peter Thomas
                                         President and Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Peter Thomas and Martin S. McDermut and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                                         TITLE                                              DATE
       ---------                                         -----                                              ----
/s/ M. Peter Thomas                    President, Chief Executive Officer and Director                March 30, 2000
-------------------------              (Principal Executive Officer)
M. Peter Thomas


/s/ Martin S. McDermut                 Vice President, Finance and Administration                     March 30, 2000
-------------------------              Chief Financial Officer
Martin S. McDermut                     (Principal Financial and Accounting Officer)


/s/ Glenn E. Penisten                  Chairman of the Board                                          March 30, 2000
-------------------------
Glenn E. Penisten


/s/ Robert P. Caren                    Director                                                       March 30, 2000
-------------------------
Robert P. Caren


/s/ E. Ray Cotten                      Senior Vice President,                                         March 30, 2000
-------------------------              Sales and Marketing and Director
E. Ray Cotten


                                       Director                                                       March 30, 2000
-------------------------
Dennis Horowitz


/s/ Richard M. Johnston                Director                                                       March 30, 2000
-------------------------
Richard M. Johnston


/s/ John D. Lockton                    Director                                                       March 30, 2000
-------------------------
John D. Lockton


/s/ Joseph C. Manzinger                Director                                                       March 30, 2000
-------------------------
Joseph C. Manzinger


/s/ J. Robert Schrieffer               Director                                                       March 30, 2000
-------------------------
J. Robert Schrieffer

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        Superconductor Technologies Inc.

                              Exhibits to Form 10-K

                     For Fiscal Year Ended December 31, 1999

                           Commission File No. 0-21074

                                 EXHIBIT INDEX

NUMBER     DESCRIPTION OF DOCUMENT
------     -----------------------
3.1        Restated Certificate of Incorporation of the Company(10)

3.2        Bylaws of the Registrant(11)

4.1        Form of Common Stock Certificate(1)

4.2        Form of Series A-2 Preferred Stock Certificate(9)

4.3        Form of Series A-3 Preferred Stock Certificate(9)

4.4        Form of Series B-1 Preferred Stock Certificate(9)

4.5        Form of Series C Preferred Stock Certificate(9)

4.6        Form of Representative's Warrant Agreement(1)

4.7        Form of warrant issued to Van Kasper & Company(2)

4.8        Form of warrant issued to holders Series A-2 and Series A-3 Preferred
           Stock(9)

4.9        Form of warrant issued to holders of Series B-1 Preferred Stock(9)

4.10       Form of warrant issued to holders of Series C Preferred Stock(9)

4.11 Form of warrant issued in connection with the Exchange Agreement dated February 26, 1999(9)

4.12       Form of warrant issued to Silicon Valley Bank dated
           December 21, 1998(9)

4.13       Series C Preferred Stock Purchase Agreement dated March 5, 1999(9)

4.14       Second Amended and Restated Stockholder Rights Agreement dated
           February 26, 1999(9)

4.15       Amended and Restated Registration Rights Agreement dated February 26,
           1999(9)

4.16       Registration Rights Agreement with Silicon Valley Bank dated December
           21, 1998(9)

4.17       Certificate of Designation for Series D Preferred Stock(11)

4.18       Third Amended and Restated Stockholders Rights Agreement(11)

4.19       Form of Series D Warrant(11)

4.20       Form of Series D Stock Certificate(11)

4.21       Warrant Issued to PNC Bank, National Association in connection with
           Credit Agreement(11)

4.22       Registration Rights Agreement to United States Cellular
           Corporation(12)

4.23       Form of Warrant to United States Cellular Corporation(12)

4.24       Warrant Purchase Agreement dated December 1, 1999 with
           Wilmington Securities Corporation

4.25       Warrant Purchase Agreement dated December 1, 1999 with PNC Bank

4.26       Warrant Purchase Agreement dated January 12, 2000 with PNC Bank

4.27       Warrant Purchase Agreement dated February 9, 2000 with
           Wilmington Securities, Inc.

10.1 Technology Agreement between the Registrant and Lockheed Corporation dated January 8, 1988(1)*

10.2       Technical Information Exchange Agreement between the Registrant and
           Philips dated September 1989(1)

10.3       Standard Industrial Lease between the Registrant and UML Real Estate
           Partnership dated January 1, 1990 Sublease between Registrant and
           Consolidated Packaging Machinery Company d.b.a. Industrial Automation
           Corporation dated October 25, 1989(1)

10.4       Form of Consulting Agreement(1)

10.5       Form of Employee Proprietary Information Agreement(1)

10.6       1992 Director Option Plan(1)

10.7       Form of Indemnification Agreement(1)

10.8 License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended(1)

10.9       Loan and Security Agreement between the Registrant and Silicon Valley
           Bank dated May 17, 1991, as amended(1)

10.10      1992 Stock Option Plan(1)

10.11      Proprietary Information & Patents Inventions Agreement among the
           Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(1)

10.12      Joint Venture Company (JDC) Agreement between the Registrant and
           Sunpower Incorporated dated April 2, 1992(1)*

10.13      Government Contract issued to Registrant by the Defense Advanced
           Research Projects Agency through the Office of Naval Research dated
           September 4, 1991(1)

10.14 License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992(2)*

10.15      Note and Warrant Purchase Agreement dated December 28, 1992(1)

10.16      Superconductor Technologies Inc. Purchase Agreement(3)*

10.17      Loan and Security Agreement between Registrant and Silicon Valley
           Bank dated August 26, 1994(4)

10.18      Form of Distribution Agreement(4)

10.19 Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement(4)

10.20      Loan and Security Agreement between Registrant and Silicon Valley
           Bank dated June 27, 1995(5)

10.21      Joint Venture Agreement between Registrant and Analeptic Technologies
           (S) Pet Ltd., dated May 20, 1996(6)*

10.22      Employment Offer Letter to M. Peter Thomas dated April 3, 1997(7)

10.23      Employment Agreement with E. Ray Cotton dated July 1, 1997(8)

10.24 Amendment dated December 21, 1998 to the Loan and Security Agreement between Registrant and Silicon Valley Bank dated August 26, 1994(9)

10.25      PNC Bank, National Association Credit Agreement(11)

10.26      United States Cellular Corporation Purchase Agreement(12)

10.27      1999 Stock Option Agreement(13)

10.28      Note dated December 1, 1999 with Wilmington Securities Corporation

10.29      Term Note dated January 12, 2000 with PNC Bank

10.30      Second Amendment to Credit Agreement dated January 12, 2000 between
           Registrant and PNC Bank

23         Consent of Independent Accountants

24         Power of Attorney (included on signature page hereto)

27         Financial Data Schedule

99         Disclosure Regarding Forward-Looking Statements

--------------------------------------

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

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1998.

(10) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(13) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-90293)

        * Confidential treatment has been previously granted for certain portions of these exhibits.

        (b)     Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1999.

        (c)     Exhibits.

                See Item 14(a) above.