Form 10-Q
period 2000-04-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2000-05-01
CIK 895665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

         Transition report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

         For the transition period from _______________ to ___________________


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


As of April 25, 2000 there were 17,448,887 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                      THREE MONTHS ENDED

                                                          APRIL 3, 1999                 APRIL 1, 2000
                                                    ---------------------------     ----------------------

Net revenues:
     Commercial product revenues                                   $   427,000              $   1,020,000
     Government contract revenues                                    1,054,000                  1,251,000
     Less non-cash charge for warrants vesting
        upon commercial product sales and
        other discounts                                                     -                    (612,000)
     Sub license royalties                                              10,000                     10,000
                                                    ---------------------------     ----------------------

          Total net revenues                                         1,491,000                  1,669,000
                                                    ---------------------------     ----------------------

Costs and expenses:
     Cost of commercial product revenues                             1,506,000                  1,792,000
     Contract research and development                                 755,000                    907,000
     Other research and development                                    438,000                    520,000
     Selling, general and administrative                             1,357,000                  1,753,000
     Other non-cash warrant charges                                         -                     313,000

                                                    ---------------------------     ----------------------

          Total costs and expenses                                   4,056,000                  5,285,000
                                                    ---------------------------     ----------------------

Loss from operations                                                (2,565,000)                (3,616,000)

     Interest income                                                     1,000                     72,000
     Interest expense                                                  (52,000)                  (216,000)
                                                    ---------------------------     ----------------------

          Net loss                                                  (2,616,000)                (3,760,000)

Less:
     Redeemable preferred stock dividends                             (169,000)                       -
     Deemed distribution attributable to the
        inducement to convert preferred stock                               -                  (1,548,000)
                                                    ---------------------------     ----------------------

Net loss available to common stockholders                          ($2,785,000)               ($5,308,000)
                                                    ===========================     ======================

Basic and diluted loss per common share                                 ($0.36)                    ($0.47)
                                                    ===========================     ======================

Weighted average number of common
  shares outstanding                                                 7,738,397                 11,348,639
                                                    ===========================     ======================


               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                                  BALANCE SHEET


                                                                               DECEMBER 31,            APRIL 1,
                                                                                   1999                  2000
                                                                              ----------------      ----------------
                                  ASSETS                                                              (Unaudited)
                                  ------

Current assets:
     Cash and cash equivalents                                                    $    66,000        $    8,929,000
     Accounts receivable                                                            1,590,000             2,171,000
     Inventory                                                                      2,745,000             3,108,000
     Prepaid expenses and other current assets                                        452,000               422,000
                                                                              ----------------      ----------------

          Total current assets                                                      4,853,000            14,630,000

Property and equipment, net of accumulated depreciation
  of $8,054,000 and $8,373,000, respectively                                        4,097,000             3,856,000
Patents and licenses, net of accumulated amortization
  of  $1,521,000 and $1,580,000, respectively                                       1,927,000             1,922,000
Other assets                                                                          208,000               232,000
                                                                              ----------------      ----------------

          Total assets                                                            $11,085,000           $20,640,000
                                                                              ================      ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
     Short-term borrowings                                                         $1,953,000           $        -
     Accounts payable                                                               1,796,000             1,183,000
     Accrued expenses                                                                 906,000             1,887,000
     Current portion of long-term debt and capitalized lease obligations              211,000               210,000
                                                                              ----------------      ----------------

          Total current liabilities                                                 4,866,000             3,280,000

Long-term debt and capitalized lease obligations                                      750,000               701,000
                                                                              ----------------      ----------------

          Total liabilities                                                         5,616,000             3,981,000
                                                                              ----------------      ----------------

Redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized:
    Series A-2 shares, 64,584 and none, issued and outstanding
    Series A-3 shares, 12,500 and none, issued and outstanding
    Series B-1 shares, 50,000 and none, issued and outstanding
    Series C shares, 41,667 and none, issued and outstanding
    Series D shares, 106,000 and none, issued and outstanding                      17,125,000                     -

Commitments and contingencies

Stockholders' equity:
    Common stock, $.001 par value, 30,000,000 shares authorized,
    7,739,218 and 17,309,629 shares issued and outstanding                              8,000                17,000
    Capital in excess of par value                                                 35,426,000            67,492,000
    Accumulated deficit                                                           (47,090,000)          (50,850,000)
                                                                              ----------------      ----------------

          Total stockholders' equity (deficit)                                   (11,656,000)            16,659,000
                                                                              ----------------      ----------------

          Total liabilities and stockholders' equity (deficit)                    $11,085,000           $20,640,000
                                                                              ================      ================

                            See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                THREE MONTHS ENDED

                                                                                     APRIL 3,               APRIL 1,
                                                                                       1999                   2000
                                                                               ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                ($2,616,000)           ($3,760,000)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                            315,000                378,000
   Warrant charges                                                                                -                991,000
   Changes in assets and liabilities:
      Accounts receivable                                                                   565,000               (581,000)
      Inventory                                                                            (864,000)              (363,000)
      Prepaid expenses and other current assets                                             (19,000)                40,000
      Patents and licenses                                                                  (12,000)               (53,000)
      Other assets                                                                          (14,000)               (29,000)
      Accounts payable and accrued expenses                                                 489,000               (198,000)
                                                                               ---------------------   --------------------
         Net cash used in operating activities                                           (2,156,000)            (3,575,000)
                                                                               ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                        (464,000)               (78,000)
Proceeds from sale/leaseback of property and equipment                                      900,000                    -
                                                                               ---------------------   --------------------
    Net cash (used in) provided by investing activities                                     436,000                (78,000)
                                                                               ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings                                                      36,000             (1,489,000)
Payments on long-term obligations                                                          (256,000)               (50,000)
Proceeds from sale of preferred and common stock                                          2,906,000             13,380,000
Other                                                                                             -                675,000
                                                                               ---------------------   --------------------
   Net cash provided by financing activities                                              2,686,000             12,516,000
                                                                               ---------------------   --------------------

Net increase in cash and cash equivalents                                                   966,000              8,863,000
Cash and cash equivalents at beginning of period                                            310,000                 66,000
                                                                               ---------------------   --------------------
Cash and cash equivalents at end of period                                               $1,276,000             $8,929,000
                                                                               =====================   ====================


Supplemental schedule of non-cash financing activities:
   Common stock options issued for services in lieu of accounts payable                           -               $ 72,390
   Issuance of warrants in connection with bank line of credit                                    -                130,623
   Conversion of note payable for common stock                                                    -                500,000



               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL

     The unaudited financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, including but not limited to Exhibit 99 entitled "Disclosure Regarding Forward-Looking Statements." The results of operations for the quarter ended April 1, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                                DECEMBER 31, 1999          APRIL 1, 2000
                                -----------------          -------------
Raw Materials                     $    428,000              $    741,000
Work-in-Progress                     1,688,000                 1,671,000
Finished Goods                         629,000                   696,000
                                  ------------              -------------
Total Inventory                   $  2,745,000              $  3,108,000
                                  ============              =============

3. SHORT TERM BORROWINGS AND NOTES PAYABLE

     The Company has a revolving line of credit that matures on June 17, 2000. It is renewable annually and bears interest at the prime rate (9.0% at April 1, 2000) plus 1%. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The Company is required to maintain certain minimum tangible net worth, debt and other financial and business covenants. Borrowings under the revolving line of credit are collateralized by substantially all of the Company's assets. At April 1, 2000, no amounts were outstanding under this line of credit and $1,019,000 was available for borrowing. On January 12, 2000, the credit facility was amended to include a $1.5 million term note. The term note bore interest at the prime rate (8.5% at January 12, 2000) plus 4%. Five year warrants to purchase 27,692 shares of common stock at $3.25 per share were issued in connection with this amendment. This term loan was paid in full on February 11, 2000.

     In March 2000, the Company secured a one-year loan commitment from a large stockholder for an additional $5.0 million of working capital. At its option, the stockholder will lend the funds directly to the Company or unconditionally guarantee a loan from a commercial bank or other institutional lender. The loan commitment expires in March 2001 or earlier than one year upon the Company's receipt of $10,000,000 or more of equity financing. If the Company requests that the loan be funded and the stockholder elects to make the loan directly, the loan would be unsecured and bear interest at four percent over the prime rate of PNC Bank (the Company's primary lender). The Company paid a $12,500 fee for the loan commitment.

4. STOCKHOLDERS' EQUITY

     On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short-term indebtedness of $500,000. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Redeemable Convertible Preferred Stock converted their holdings into 2,458,491 shares of common stock. As inducement to convert the preferred shares, the Company issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58. The fair value of the warrant was estimated using the Black-Scholes option-pricing model and was accounted for as a deemed distribution of $1,548,000 to the preferred stockholders for determining the loss per common share in the first quarter and full year of 2000. Also during the quarter ended April 1, 2000, the holders of the outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,410 shares of common stock.

     During the quarter ended April 1, 2000, the Company (i) issued options to purchase 202,675 shares of common stock under the Company's stock option plans and (ii) cancelled options to purchase 61,952 shares of common stock. Options for 449,957 shares of common stock were exercised for $2,027,000 during the period. At April 1, 2000, options to purchase 1,573,318 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of January 2010. The exercise prices for these options range from $2.313 to $49.375 per share, for an aggregate exercise price of approximately $7.0 million. At April 1, 2000, there were 770,035 shares of common stock available for the granting of future options.

     Including the warrants issued in connection with the conversion of the preferred stock described above, warrants to purchase 1,012,852 shares of common stock were exercised resulting in net proceeds to the Company of $3,969,000.

     At April 1, 2000, the following warrants to purchase shares of common stock were outstanding:

                  Number of         Price Per          Expiration
                Common Shares         Share               Date
             --------------------  -------------  --------------------

                    150,000            4.50       November 22, 2001
                     71,120            4.00       August 27, 2004
                     62,500            3.00       June 18, 2004
                     33,333            3.00       December 1, 2004
                     27,692            3.25       January 12, 2005
                      3,750            4.50       March 4, 2004

5. LONG-TERM SALES AGREEMENT

     In August 1999, the Company signed a five-year sales agreement with United States Cellular Corporation ("U.S. Cellular"), one of the nation's ten largest cellular service providers. As part of the agreement, the Company issued warrants to U.S. Cellular to purchase of up to one million shares of common stock at a price of $4.00 per share. These warrants expire August 27, 2004. The warrants have a vesting schedule tied to product purchases and vest at the rate of one share of common stock for every $25 of SuperFilter(R) system purchases made by U.S. Cellular. As of April 1, 2000, U.S. Cellular had a total of 71,120 vested warrants and 928,880 unvested warrants.

     The Company records a non-cash charge each quarter for the fair value of the warrants vesting during that quarter. The charge is first allocated to commercial sales discounts up to a maximum amount equal to the sales to U.S. Cellular during that quarter, and any excess is then allocated to "Other Non-Cash Warrant Charges." Fair value is determined using the Black-Scholes option pricing model. The value of the warrants, and the corresponding charge, increases as the Company's stock price increases. Conversely, the value of the warrants, and the corresponding charge, decreases as the Company's stock price decreases. The Company recorded a non-cash charge of $867,000 for warrants vesting in the quarter ended April 1, 2000 based on the Black-Scholes option-pricing model and the closing market price of $41.94 per common share on the last trading day of the quarter.


6. EARNINGS PER SHARE

     The computation of per share amounts for the quarter ended April 1, 2000 and April 3, 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,921,713 and 2,509,887 shares of common stock during the quarter ended April 1, 2000 and April 3, 1999, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 3,375,020 common shares was also not considered in the computation of diluted earnings per share for the quarter ended April 3, 1999 because their inclusion would also be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains various forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the Company's views with respect to future commercial revenues, capital requirements, market growth, and new product introductions, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. The Company refers interested persons to Exhibit 99 to its 1999 Annual Report on Form 10-K entitled "Disclosure Regarding Forward-Looking Statements" and its other SEC filings for a description of some of the uncertainties and factors that may affect forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED APRIL 1, 2000 AND APRIL 3, 1999

     Total net revenues increased by $178,000 or 12%, from $1,491,000 in the first quarter of 1999 to $1,669,000 in the first quarter of 2000. This increase is due to higher commercial product and government contract revenues. The increase was offset in part by non-cash warrant charges relating to a long-term sales agreement with U.S. Cellular.

     Commercial product revenue increased by $593,000 or 139%, from $427,000 in the first quarter of 1999 to $1,020,000 in the first quarter of 2000. This increase is the result of the Company's increased sales of the SuperFilter(R) product. SuperFilter(R) product shipments increased to 58 units in the first quarter of 2000 from 22 units in the same period last year. However, the average sales price of our SuperFilter(R) systems have decreased due to competitive pricing pressures, partially offset by a shift in mix to higher priced units. Government contract revenues increased by $197,000, or 19%, from $1,054,000 in the first quarter of 1999 to $1,251,000 in the first quarter of 2000 due to an increase in the number of contracts in process. At April 1, 2000 the Company's backlog for commercial products totaled $716,000 as compared to none at December 31,1999 and $303,000 at April 3, 1999.

     Net revenues for the quarter ended April 1, 2000 were also affected by sales discounts on commercial product sales totaling $612,000. The majority of this discount represents the value of warrants vesting in the current period previously granted to a customer with a long-term sales contract. For further discussion of this contract please see the subsection below entitled "Non-Cash Charges for Warrants Issued Under Long-Term Sales Agreement".

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

     Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start up costs. The cost of commercial product revenues increased by $286,000 or 19%, from $1,506,000 for the first quarter of 1999 to $1,792,000 in the first quarter of 2000, and results from the larger number of commercial product shipments, partially offset by lower manufacturing expenses.

     Contract research and development expenses increased by $152,000 or 20%, from $755,000 in the first quarter of 1999 to $907,000 in the first quarter of 2000. This increase is attributable to the increase in government contract activity.

     Other research and development expenses increased by $82,000 or 19%, from $438,000 in the first quarter of 1999 to $520,000 in the first quarter of 2000. This increase is due to the Company's efforts in expanding market opportunities through product line enhancement and development of the SuperFilter(R) product line.

     Selling, general and administrative expenses increased by $396,000 or 29%, from $1,357,000 in the first quarter of 1999 to $1,753,000 in the first quarter of 2000. This increase results primarily from increased corporate development, marketing and sales and management recruitment activities, occupancy expenses and the implementation of a management incentive program.

     Other non-cash warrant charges totaled $313,000 in the current quarter. This charge relates to a sales agreement and is the excess of the charge over the related sales. No similar agreements existed in the prior year's period.

     Interest income increased by $71,000 from $1,000 in the first quarter of 1999 to $72,000 in the first quarter of 2000. The increase is primarily due to higher levels of cash available for investment purposes.

     Interest expense increased by $164,000 from $52,000 in the first quarter of 1999 to $216,000 in the first quarter of 2000 as the Company entered into new financing agreements in 1999 and 2000.

     The Company had a net loss of $3.8 million in the current quarter as compared to $2.6 million in the same period last year. However, due to the $1.5 million deemed distribution to the preferred stockholders related to the conversion of the preferred shares in the current period discussed above and cumulative preferred stock dividends, the loss per common share based upon the net loss attributable to common stockholders of $5.3 million amounted to $0.47 per share for the current quarter, as compared to a net loss attributable to common stockholders of $2.8 million, or $0.36 per share for the prior years' quarter. Excluding the effect of the non-cash warrant charges relating to the long-term sales contract and the preferred stock dividends and deemed distribution, the Company would have had a net loss available to common stockholders of $2.9 million, or $0.25 per share in the current period, as compared to $2.6 million, or $0.34 per share in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by approximately $8.9 million from $66,000 on December 31, 1999 to $8.9 million on April 1, 2000. The increase results from the cash received from the sale of common stock and exercise of warrants and stock options, partially offset by cash used in operations and investing activities and the pay down of the line of credit.

     For the quarter ended April 1, 2000, net cash used in operations totaled $3.6 million. The significant portion of the operating use of cash related to funding net losses of $3.8 million, or $2.4 million net of non-cash adjustments. Other operating uses of cash primarily related to increases in accounts receivables and inventories and pay down of liabilities. In the same period in 1999, cash used in operations totaled $2.2 million. This use of cash primarily related to funding operating losses totaling $2.3 million net of non-cash adjustments and inventory increases totaling $864,000, partially offset by decreases in accounts receivables totaling $565,000 and increased liabilities of $489,000.

     Net cash used in investing activities totaled $78,000 in quarter ended April 1, 2000 and primarily related to the purchase of manufacturing equipment. In the same period in 1999, cash provided by investing activities totaled $436,000. Acquisitions of equipment totaled $464,000, which was offset by the proceeds from the sale and leaseback of certain production equipment with a net book value of $944,000 for cash proceeds of $900,000.

     In the quarter ended April 1, 2000, net cash provided by financing activities totaled $12.5 million. Cash received from the sale of common stock and upon the exercise of warrants and stock options totaled $13.4 million, and was partially offset by the pay down of $1.5 million due on the line of credit and principal payments totaling $50,000 on other debt obligations. Cash received from other financing activities totaled $675,000 and related to a deposit received for the exercise of a warrant. In the same period in 1999, cash provided by financing operations totaled $2.7 million and resulted from the issuance of preferred stock, partially offset by payment due on long-term obligations.

     In the first quarter ended April 1, 2000, the holders of the Series A-2, A-3, B-1, C and D Redeemable Convertible Preferred Stock converted their holdings into 5,633,901 shares of common stock. As an inducement to convert their preferred shares into common stock, the Company issued the Series A-2, A-3 and C preferred stockholders warrants to purchase 250,000 shares of common stock. The issuance of this warrant is considered a deemed distribution to the preferred stockholders and, therefore, the fair market value of the warrant of $1.5 million is considered in the computation of the loss per share for the current quarter.

     The Company has a revolving line of credit that matures on June 17, 2000. It is renewable annually and bears interest at the prime rate (9% at April 1, 2000) plus 1%. The line is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. At April 1, 2000 no amounts were outstanding on the line and $1.0 million was available for borrowing. The Company plans to renew this line of credit and believes that the lender will do so on reasonable terms.

     In March 2000, the Company secured a one-year loan commitment from a large stockholder for an additional $5.0 million. At its option, the stockholder will lend the funds directly to the Company or unconditionally guarantee a loan from a commercial bank or institutional lender. The loan commitment expires in March

2001 or earlier upon the Company's receipt of $10 million or more of equity financing. If the Company requests that the loan be funded and the stockholder elects to make the loan directly, the loan would be unsecured and bear interest at four percent over the prime rate of the Company's prime lender. The Company paid a $12,500 commitment fee.

     At April 1, 2000 the Company had cash commitments for the purchase of fixed assets totaling $180,000. To meet the anticipated continued increase in demand for its products, the Company anticipates that it will spend an additional $1.3 million to $3.3 million for manufacturing equipment in 2000. In addition, increased sales will require that higher inventory and accounts receivable balances be maintained. Although revenues are expected to continue to increase in the remainder of 2000, the Company expects to incur losses during that period. The Company believes that its current cash resources and lines of credit are adequate to fund its operations for the next twelve months. However, the Company may pursue additional financing, debt or equity, before year end with a view toward funding and possibly accelerating long-term growth plans.

NON-CASH CHARGES FOR WARRANTS ISSUED UNDER LONG-TERM SALES AGREEMENT

     In August 1999, the Company signed a five-year sales agreement with United States Cellular Corporation ("U.S. Cellular"), one of the nation's ten largest cellular service providers. As part of the agreement, the Company issued warrants to U.S. Cellular to purchase of up to one million shares of common stock at a price of $4.00 per share. These warrants expire August 27, 2004. The warrants have a vesting schedule tied to product purchases and vest at the rate of one share of common stock for every $25 of SuperFilter(R) system purchases made by U.S. Cellular. As of April 1, 2000, U.S. Cellular had a total of 71,120 vested warrants and 928,880 unvested warrants. The Company believes that all the systems ordered have been deployed U.S. Cellular, and U.S. Cellular has not exercised any of the vested warrants.

     The Company records a non-cash charge each quarter for the fair value of the warrants vesting during that quarter. The charge is first allocated to commercial sales discounts up to a maximum amount equal to the sales to U.S. Cellular during that quarter, and any excess is then allocated to "Other Non-Cash Warrant Charges." Fair value is determined using the Black-Scholes option pricing model. The value of the warrants, and the corresponding charge, increases as the Company's stock price increases. Conversely, the value of the warrants, and the corresponding charge, decreases as the Company's stock price decreases. The Company cannot reasonably predict the amount or timing of future charges relating to the warrant. The Company recorded a non-cash charge of $867,000 for warrants vesting in the quarter ended April 1, 2000 based on the Black-Scholes option-pricing model and the closing market price of $41.94 per common share on the last trading day of the quarter.

NET OPERATING LOSS CARRYFORWARD

     At March 31, 2000 , the Company had a federal net operating loss carryforward of approximately $44.3 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforward following a "change of ownership." The amount of the limitation is based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Private placements and other sales of equity securities by us can cause a change of ownership either individually or in the aggregate. If a change of ownership occurs and an annual limitation is imposed, a portion of these carryforwards may expire before we are able to utilize them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There was no material change in the Company's exposure to market risk at April 1, 2000 as compared to it's market risk exposure on December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's 1999 Annual Report on Form 10K.


PART II. OTHER INFORMATION

ITEM 2. SALE OF UNREGISTERED SECURITIES

     In August 1999, the Company issued warrants to U.S. Cellular to purchase of up to one million shares of common stock at a price of $4.00 per share in connection with a long-term sales agreement. These warrants expire August 27, 2004. The warrants have a vesting schedule tied to product purchases and vest at the rate of one share of common stock for every $25 of SuperFilter(R) system purchases made by U.S. Cellular. These warrants were issued in a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holder is a sophisticated investor and obtained the warrants for investment purposes.

     During the first quarter of 2000, the Company issued equity securities in two financing related transactions that were not registered under the Securities Act of 1933. The Company issued warrants to PNC Bank for the purchase of 27,692 shares of common stock at $3.25 and warrants to purchase 250,000 shares of common stock at $3.58 per share to Wilmington Securities, Inc., an affiliate of The Hillman Company. These securities were issued in private placements exempt from registration under Section 4(2) of the Securities Act. The warrant holders are sophisticated institutional investors and obtained the warrants for investment purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

         NUMBER       DESCRIPTION OF DOCUMENT
         ------       -----------------------

          10.1        Financing Commitment from Wilmington Securities, Inc.
                        dated March 29, 2000
          27          Financial Data Schedule


(b)    Reports on Form 8-K.

           None.

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



                                            SUPERCONDUCTOR TECHNOLOGIES INC.
                                            --------------------------------
                                            (Registrant)



Dated:   April 28, 2000                     /s/ Martin S. McDermut
                                            --------------------------------
                                            Martin S. McDermut.
                                            Vice President, Finance and
                                            Administration,
                                            Chief Financial Officer

                       Securities and Exchange Commission
                             Washington, D.C. 20549



                              Exhibits to Form 10-Q

                     For Fiscal Quarter Ended April 1, 2000

                           Commission File No. 0-21074

                                  EXHIBIT INDEX



NUMBER         DESCRIPTION OF DOCUMENT
------         -----------------------

   10.1        Financing Commitment from Wilmington Securities, Inc.
               dated March 29, 2000

   27          Financial Data Schedule