Form 10-Q
period 2000-07-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2000-08-15
CIK 895665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________



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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of August 9, 2000 there were 17,614,640 shares of the Registrant's Common Stock outstanding.

                        SUPERCONDUCTOR TECHNOLOGIES INC.


                               INDEX TO FORM 10-Q

                     Three and Six Months Ended July 1, 2000


                                                                                   PAGE
                                                                                   ----
      PART I -   FINANCIAL INFORMATION

                 ITEM 1 - Financial Statements

                 Statement of Operations............................................3


                 Balance Sheet......................................................4


                 Statement of Cash Flows............................................5


                 Notes to Financial Statements......................................6


                 ITEM 2 - Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.............8

                 ITEM 3.  Quantitative and Qualitative Disclosures About
                          Market Risk .............................................11


      PART II -  OTHER INFORMATION

                 ITEM 1 - Legal Proceedings........................................11

                 ITEM 2 - Sales of Unregistered Securities.........................11

                 ITEM 4 - Submission of Matters to a Vote of Security Holders......11

                 ITEM 6 - Exhibits and Reports on Form 8-K
                    (a) Exhibits...................................................12
                    (b) Reports on Form 8-K........................................13

      SIGNATURE ...................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.


                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   -------------------------------       -------------------------------
                                                   JULY 3, 1999       JULY 1, 2000       JULY 3, 1999       JULY 1, 2000
                                                   ------------       ------------       ------------       ------------
Net revenues:
     Commercial product revenues                   $    239,000       $  1,585,000       $    666,000       $  2,605,000
     Government contract revenues                     1,239,000          1,017,000          2,293,000          2,268,000
     Less non-cash charge for warrants
        vesting upon commercial
        product sales and other discounts                     -           (367,000)                 -           (979,000)
     Sub license royalties                                    -                  -             10,000             10,000
                                                   ------------       ------------       ------------       ------------

          Total net revenues                          1,478,000          2,235,000          2,969,000          3,904,000
                                                   ------------       ------------       ------------       ------------

Costs and expenses:
     Cost of commercial product revenues              1,196,000          2,353,000          2,702,000          4,145,000
     Contract research and development                  773,000            856,000          1,528,000          1,763,000
     Other research and development                     494,000            604,000            932,000          1,124,000
     Selling, general and administrative              1,325,000          2,140,000          2,682,000          3,893,000
     Other non-cash warrant charges and
        other non-recurring charges                           -            296,000                  -            609,000
                                                   ------------       ------------       ------------       ------------

          Total costs and expenses                    3,788,000          6,249,000          7,844,000         11,534,000
                                                   ------------       ------------       ------------       ------------

Loss from operations                                 (2,310,000)        (4,014,000)        (4,875,000)        (7,630,000)

      Interest income                                         -            102,000              1,000            174,000
      Interest expense                                 (102,000)          (169,000)          (154,000)          (385,000)
                                                   ------------       ------------       ------------       ------------

          Net loss                                   (2,412,000)        (4,081,000)        (5,028,000)        (7,841,000)

Less:
   Redeemable preferred stock dividends                (201,000)                 -           (370,000)                 -


     Deemed distribution attributable to the
        inducement to convert preferred stock
        and beneficial conversion feature              (125,000)                 -           (125,000)        (1,548,000)
                                                   ------------       ------------       ------------       ------------

Net loss available to common stockholders          $ (2,738,000)      $ (4,081,000)      $ (5,523,000)      $ (9,389,000)
                                                   ============       ============       ============       ============

Basic and diluted loss per common share            $      (0.35)      $      (0.23)      $      (0.71)      $      (0.65)
                                                   ============       ============       ============       ============

Weighted average number of common
  shares outstanding                                  7,744,053         17,536,406          7,740,267         14,442,524
                                                   ============       ============       ============       ============


               See accompanying notes to the financial statements

                             SUPERCONDUCTOR TECHNOLOGIES INC.

                                  BALANCE SHEET

                                     ASSETS


                                                                               DECEMBER 31,        JULY 1,
                                                                                  1999              2000
                                                                              ------------       ------------
                                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                $     66,000       $  4,494,000
     Accounts receivable                                                         1,590,000          2,379,000
     Inventory                                                                   2,745,000          3,780,000
     Prepaid expenses and other current assets                                     452,000            548,000
                                                                              ------------       ------------

          Total current assets                                                   4,853,000         11,201,000

Property and equipment, net of accumulated depreciation
  of $8,054,000 and $8,602,000, respectively                                     4,097,000          4,322,000
Patents and licenses, net of accumulated amortization
  of $1,521,000 and $1,640,000, respectively                                     1,927,000          1,923,000
Other assets                                                                       208,000            140,000
                                                                              ------------       ------------

          Total assets                                                        $ 11,085,000       $ 17,586,000
                                                                              ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                                    $  1,953,000       $          -
     Accounts payable                                                            1,796,000          1,434,000
     Accrued expenses                                                              906,000          1,463,000
     Current portion of debt and capitalized lease obligations                     211,000            209,000
                                                                              ------------       ------------
          Total current liabilities                                              4,866,000          3,106,000

Long-term debt and capitalized lease obligations                                   750,000            650,000
                                                                              ------------       ------------

          Total liabilities                                                      5,616,000          3,756,000
                                                                              ------------       ------------

Redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized:
    Series A-2 shares, 64,584 and none, issued and outstanding
    Series A-3 shares, 12,500 and none, issued and outstanding
    Series B-1 shares, 50,000 and none, issued and outstanding
    Series C shares, 41,667 and none, issued and outstanding
    Series D shares, 106,000 and none, issued and outstanding                   17,125,000                  -

Commitments and contingencies

Stockholders' equity:
    Common stock, $.001 par value, 30,000,000 and 75,000,000 shares
      authorized, 7,739,218 and 17,612,232 shares issued and outstanding             8,000             18,000
    Capital in excess of par value                                              35,426,000         68,743,000
    Accumulated deficit                                                        (47,090,000)       (54,931,000)
                                                                              ------------       ------------

          Total stockholders' equity (deficit)                                 (11,656,000)        13,830,000
                                                                              ------------       ------------

          Total liabilities and stockholders' equity                          $ 11,085,000       $ 17,586,000
                                                                              ============       ============


               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                               JULY 3,            JULY 1,
                                                                                1999               2000
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $ (5,028,000)      $ (7,841,000)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Depreciation and amortization                                                  741,000            915,000
   Warrant charges                                                                      -          1,403,000
   Changes in assets and liabilities:
        Accounts receivable                                                       155,000           (789,000)
        Inventory                                                              (1,074,000)        (1,035,000)
        Prepaid expenses and other current assets                                 (55,000)          (207,000)
        Patents and licenses                                                     (160,000)          (115,000)
        Other assets                                                                9,000             61,000
        Accounts payable and accrued expenses                                     405,000            268,000
                                                                             ------------       ------------
         Net cash used in operating activities                                 (5,007,000)        (7,340,000)
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                              (960,000)          (773,000)
Proceeds from sale/leaseback of property and equipment                            900,000                  -
                                                                             ------------       ------------
         Net cash used for  investing activities                                  (60,000)          (773,000)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings                                           267,000         (1,454,000)
Payments on long-term obligations                                                 (97,000)          (102,000)
Proceeds from sale of preferred and common stock                                6,723,000         14,097,000
                                                                             ------------       ------------
         Net cash provided by financing activities                              6,893,000         12,541,000
                                                                             ------------       ------------

Net increase in cash and cash equivalents                                       1,826,000          4,428,000
Cash and cash equivalents at beginning of period                                  310,000             66,000
                                                                             ------------       ------------
Cash and cash equivalents at end of period                                   $  2,136,000       $  4,494,000
                                                                             ============       ============



Supplemental schedule of non-cash financing activities:
   Common stock options issued for services in lieu of accounts payable                 -       $     72,000
   Issuance of warrants in connection with bank line of credit                          -            131,000
   Conversion of note payable for common stock                                          -            500,000
   Redeemable preferred stock exchanged for common shares                               -         17,125,000


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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, including but not limited to Exhibit 99 entitled "Disclosure Regarding Forward-Looking Statements." The results of operations for the quarter and six months ended July 1, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

   The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

   Certain reclassifications have been made to the 1999 financial statements to conform to 2000 presentation.

2. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:


                   DECEMBER 31, 1999    JULY 1, 2000
                   -----------------    ------------
Raw Materials         $    428,000      $  1,047,000
Work-in-Progress         1,688,000         2,072,000
Finished Goods             629,000           661,000
                      ------------      ------------
Total Inventory       $  2,745,000      $  3,780,000
                      ============      ============


3. SHORT TERM BORROWINGS AND NOTES PAYABLE

   The Company has a revolving line of credit that matured on June 17, 2000. The line of credit bears interest at the bank's prime rate (9.5% at July 1, 2000) plus 1%. The credit line has a borrowing limit equal to the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The credit facility is collateralized by a lien on all the assets of the Company. It also contains financial covenants and imposes restrictions on acquisitions, capital expenditures and cash dividends. At July 1, 2000, the Company did not have any amounts outstanding on the line. The Company has entered into negotiations with the bank to renew the line of credit and change the financial covenants.

   In March 2000, the Company secured a one-year loan commitment from a large stockholder for an additional $5.0 million. At its option, the stockholder may lend the funds directly to the Company or unconditionally guarantee a loan from a commercial bank or institutional lender. The stockholder has elected to guarantee a loan from the Company's bank, and the Company and the bank are currently negotiating the terms of the loan. The stockholder's loan commitment expires in March 2001 or earlier upon the Company's receipt of $10 million or more of equity financing. If the Company is unable to reach agreement with its bank on the terms of the loan and the stockholder makes the loan directly, the loan would be unsecured and bear interest at four percent over the prime rate of the Company's prime lender. The Company paid a $12,500 commitment fee to the stockholder. The Company has not borrowed any funds under this loan commitment.

4. STOCKHOLDERS' EQUITY

   On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short-term indebtedness of $500,000. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Redeemable Convertible Preferred Stock converted their holdings into 2,458,491 shares of common stock. As inducement to convert the preferred shares, the Company issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58. The fair value of the warrant was estimated using the Black-Scholes option-pricing model and was accounted for as a deemed distribution of $1,548,000 to the preferred stockholders for determining the loss per common share in the first quarter and full year of 2000. Also during the six months ended July 1, 2000, the holders of the outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,410 shares of common stock.

   During the six months ended July 1, 2000, the Company (i) issued options to purchase 739,110 shares of common stock under the Company's stock option plans and (ii) cancelled options to purchase 100,123 shares of common stock. Options for 613,238 shares of common stock were exercised for $2,744,000 during the period. At July 1, 2000, options to purchase 1,908,301 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of June 2010. The exercise prices for these options range from $2.313 to $49.375 per share, for an aggregate exercise price of approximately $21.0 million. At July 1, 2000, there were 871,063 shares of common stock available for the granting of future options.

   Including the warrants issued in connection with the conversion of the preferred stock described above, warrants to purchase 1,152,173 shares of common stock were exercised resulting in net proceeds to the Company of $3,969,000.

   At July 1, 2000, the following warrants to purchase shares of common stock were outstanding:


        Number of    Price Per      Expiration
      Common Shares    Share           Date
        ----------   ---------   ----------------
          85,800       $4.00      August 27, 2004
          62,500        3.00       June 18, 2004
          33,333        3.00     December 1, 2004
          27,692        3.25     January 12, 2005


5. LONG-TERM SALES AGREEMENT

   In August 1999, the Company signed a five-year sales agreement with United States Cellular Corporation ("U.S. Cellular"), one of the nation's ten largest cellular service providers. As part of the agreement, the Company issued warrants to U.S. Cellular to purchase of up to one million shares of common stock at a price of $4.00 per share. These warrants expire August 27, 2004. The warrants have a vesting schedule tied to product purchases and vest at the rate of one share of common stock for every $25 of SuperFilter(R) system purchases made by U.S. Cellular. As of July 1, 2000, U.S. Cellular had a total of 85,800 vested warrants and 914,200 unvested warrants.

   The Company records a non-cash charge each quarter for the fair value of the warrants vesting during that quarter. The charge is first allocated to commercial sales discounts up to a maximum amount equal to the sales to U.S. Cellular during that quarter, and any excess is then allocated to "Other Non-Cash Warrant Charges." Fair value is determined using the Black-Scholes option-pricing model. The value of the warrants, and the corresponding charge, increases as the Company's stock price increases. Conversely, the value of the warrants, and the corresponding charge, decreases as the Company's stock price decreases. The Company recorded a non-cash charge of $536,000 and $1,403,000 for warrants vesting in the quarter and six months ended July 1, 2000, respectively, based on the Black-Scholes option-pricing model and the closing market prices of $41.94 and $39.31 per common share on the last trading day ending the first quarter of 2000 and the second quarter of 2000, respectively.

6. EARNINGS PER SHARE

   The computation of per share amounts for the quarter and six months ended July 1, 2000 and July 3, 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,117,626 and 2,839,067 shares of common stock during the quarter and six months periods ended July 1, 2000 and July 3, 1999, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 5,059,820 common shares was also not considered in the computation of diluted earnings per share for the quarter and six months ended July 3, 1999 because their inclusion would also be antidilutive.

7. RECENT ACCOUNTING PRONOUNCEMENTS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 3, 1999 AND JULY 1, 2000

   Total net revenues increased by $757,000 or 51%, from $1.5 million in the second quarter of 1999 to $2.2 million in the second quarter of 2000. Net revenues increased by $935,000 or 31% from $3.0 million in the first half of 1999 to $3.9 million in the same period this year. These increases are due to higher commercial revenue, partially offset by lower government contract revenue.

     Commercial product revenue increased by $1.3 million or 563%, from $239,000 in the second quarter of 1999 to $1.6 million in the second quarter of 2000. For the first half of 2000, commercial product revenue increased to $2.6 million from $666,000 in the same period last year, an increase of $1.9 million or 291%. These increases are the result of the Company's higher sales of the SuperFilter product and a shift in mix to higher priced units. Commercial revenues are expected to increase as a percentage of total revenues over the next several quarters. Government contract revenues decreased by $222,000, or 18%, from $1.2 million in the second quarter of 1999 to $1.0 million in the second quarter of 2000 due to a decrease in the number of contracts in process. For the first half of 2000, government contract revenues totaled $2.3 million and are comparable to the same period last year.

     The Company's commercial revenues are generated primarily from sales of its SuperFilter product line which combines specialized superconducting filters with a proprietary cryogenic cooler (and, in many cases, a low noise amplifier) in a highly compact system. The Company began shipping its first TWO-Pak SuperFilter in late 1997 and later introduced the SIX-Pak SuperFilter in early 1999. SuperFilter product shipments increased to 79 units and 137 units in the second quarter and first six months of 2000, respectively, as compared with 15 units and 37 units in the corresponding periods last year. The Company's backlog for SuperFilter products totaled 44 units at July 1, 2000; as compared with no backlog at December 31, 1999 or July 3, 1999. Based on current prices, expected product mix and costs, the Company estimates that it will achieve positive gross margins (excluding the effect of the non-cash warrant charges) when product sales reach approximately 200 units per quarter. The Company does not expect to reach this level until 2001.

   Net revenues were also affected by sales discounts on commercial product sales totaling $367,000 for the quarter ended July 1, 2000 and $1.0 million for the first six months of 2000. No similar amounts were incurred in the first half of 1999. The majority of this discount represents the value of warrants vesting in the current period previously granted to a customer with a long-term sales contract. For further discussion of this contract please see the subsection below entitled "Non-Cash Charges for Warrants Issued Under Long-Term Sales Agreement".

   Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start up costs. The cost of commercial product revenues increased by $1.2 million or 97%, from $1.2 million for the second quarter of 1999 to $2.4 million in the second quarter of 2000. The cost of commercial product revenues increased by $1.4 million or 53%, from $2.7 million for the first six months of 2000 to $4.1 million in the same period last year. These increases primarily result from the larger number of unit shipments and increased costs associated with ramping up the Company's manufacturing abilities, partially offset by lower material costs and the effect of increased manufacturing efficiencies.

   Contract research and development expenses increased by $83,000 or 11%, from $773,000 in the second quarter of 1999 to $856,000 in the second quarter of 2000. Contract research and development expenses increased by $235,000 or 15%, from $1,528,000 in the first six months of 1999 to $1,763,000 in the first six months of 2000. This increase is attributable to higher expenses associated with the completion of a specific government contract.

   Other research and development expenses increased by $110,000 or 22%, from $494,000 in the second quarter of 1999 to $604,000 in the second quarter of 2000. Other research and development expenses increased by $192,000 or 21%, from $932,000 in the first six months of 1999 to $1,124,000 in the first six months of 2000. This increase is due to the Company's efforts in expanding market opportunities through product line enhancement and development of the SuperFilter product line.

   Selling, general and administrative expenses increased by $815,000 or 62%, from $1.3 million in the second quarter of 1999 to $2.1 million in the second quarter of 2000. Selling, general and administrative expenses increased by $1.2 million or 45%, from $2.7 million in the first six months of 1999 to $3.9 million in the first six months of 2000. This increase results primarily from increased corporate development, marketing and sales and management recruitment activities, occupancy expenses, the implementation of a management incentive program, liability insurance premiums and expenses associated with distributing annual meeting information to a larger shareholder base.

   Other non-cash warrant charges and other non-recurring charges totaled $296,000 in the current quarter and $609,000 in the first six months of 2000. This charge primarily relates to the vesting of warrants issued to a customer as described above and represents the excess of the value of the vesting warrants over the related sales. No similar agreements existed in the prior year periods. The remainder of these charges consist of the write off of deferred offering expenses.

   Interest income totaled $102,000 and $174,000 in the quarter and six months ended July 1, 2000, respectively, and increased as compared with the corresponding periods in the prior year due to higher levels of cash available for investment.

   Interest expense increased by $67,000 or 66%, from $102,000 in the second quarter of 1999 to $169,000 in the second quarter of 2000. Interest expense increased by $231,000 or over 100%, from $154,000 in the first six months of 1999 to $385,000 in the first six months of 2000. These increases occurred as the Company entered into new financing agreements in 1999 and 2000.

   The Company had a net loss available to common shareholders of $4.1 million, or $0.23 per common share, in the current quarter as compared with $2.7 million, or $0.35 per common share, in the same period last year. Excluding the effect of the non-cash warrant charges relating to the long-term sales contract, cumulative dividends and deemed distributions to preferred stock shareholders and other unusual items, the Company would have had a net loss available to common stockholders of $3.4 million, or $0.19 per common share, in the current period as compared with $2.4 million, or $0.31 per common share, in the same quarter in 1999. For the first half of 2000, the Company had a net loss available to common shareholders of $9.4 million, or $0.65 per common share as compared with $5.5 million, or $0.71 per common share, for the first half of 1999. Excluding the effect of the non-cash warrant charges relating to the long-term sales contract, cumulative dividends and deemed distributions to preferred stock shareholders and other unusual items, the Company would have had a net loss available to common stockholders of $6.3 million, or $0.44 per common share, in the current period as compared with $5.0 million, or $0.65 per common share, in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased by approximately $4.4 million from $66,000 on December 31, 1999 to $4.5 million on July 1, 2000. The increase results from the cash received from the sale of common stock and exercise of warrants and stock options, partially offset by cash used in operations and investing activities and the pay down of the line of credit.

     For the six months ended July 1, 2000, net cash used in operations totaled $7.3 million. The significant portion of the operating use of cash related to funding net losses of $7.8 million, or $5.6 million net of non-cash adjustments. Other operating uses of cash primarily related to increases in accounts receivables of $789,000 and inventories of $1.0 million. In the same period in 1999, cash used in operations totaled $5.0 million. This use of cash primarily related to funding operating losses totaling $4.4 million net of non-cash adjustments and inventory increases totaling $1.1 million, partially offset by decreases in accounts receivables totaling $155,000 and increased liabilities of $405,000.

   Net cash used in investing activities totaled $773,000 in the six months ended July 1, 2000 and primarily related to the purchase of manufacturing equipment. In the same period in 1999, net cash used by investing activities totaled $60,000. In the 1999 period, acquisitions of equipment totaling $960,000 were offset by the proceeds from the sale and leaseback of certain production equipment with a net book value of $944,000 for cash proceeds of $900,000.

   In the six months ended July 1, 2000, net cash provided by financing activities totaled $12.5 million. Cash received from the sale of common stock and upon the exercise of warrants and stock options totaled $14.1 million, and was partially offset by the pay down of $1.5 million due on the line of credit and principal payments totaling $102,000 on other debt obligations. In the same period in 1999, cash provided by financing operations totaled $6.9 million and primarily resulted from the issuance of preferred stock and short term borrowings, partially offset by payments due on long-term obligations.

   In the first half of 2000, the holders of the Series A-2, A-3, B-1, C and D Redeemable Convertible Preferred Stock converted their holdings into 5,633,901 shares of common stock. As an inducement to convert their preferred shares into common stock, the Company issued the Series A-2, A-3 and C preferred stockholders warrants to purchase 250,000 shares of common stock. The issuance of this warrant is considered a deemed distribution to the preferred stockholders and, therefore, the fair market value of the warrant of $1.5 million is considered in the computation of the loss per share for the current quarter.

   The Company has a revolving line of credit that matured on June 17, 2000. The line of credit bears interest at the bank's prime rate (9.5% at July 1, 2000) plus 1%. The credit line has a borrowing limit equal to the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The credit facility is collateralized by a lien on all the assets of the Company. It also contains financial covenants and imposes restrictions on acquisitions, capital expenditures and cash dividends. At July 1, 2000, the Company did not have any amounts outstanding on the line. The Company has entered into negotiations with the bank to renew the line of credit and change the financial covenants.

   In March 2000, the Company secured a one-year loan commitment from a large stockholder for an additional $5.0 million. At its option, the stockholder may lend the funds directly to the Company or unconditionally guarantee a loan from a commercial bank or institutional lender. The stockholder has elected to guarantee a loan from the Company's bank, and the Company and the bank are currently negotiating the terms of the loan. The stockholder's loan commitment expires in March 2001 or earlier upon the Company's receipt of $10 million or more of equity financing. If the Company is unable to reach agreement with its bank on the terms of the loan and the stockholder makes the loan directly, the loan would be unsecured and bear interest at four percent over the prime rate of the Company's prime lender. The Company paid a $12,500 commitment fee to the stockholder. The Company has not borrowed any funds under this loan commitment.

   At July 1, 2000 the Company had cash commitments for the purchase of fixed assets totaling $745,000. To meet the anticipated continued increase in demand for its products, the Company anticipates that it will spend an additional $2.5 million to $3.3 million for manufacturing equipment in 2000. In addition, increased sales will require that higher inventory and accounts receivable balances be maintained. Although revenues are expected to continue to increase in the remainder of 2000, the Company expects to incur losses during that period. The Company believes that its current cash resources and loan commitment are adequate to fund its operations into early 2001. The Company is pursuing additional debt or equity financing to fund its future operations.

NON-CASH CHARGES FOR WARRANTS ISSUED UNDER LONG-TERM SALES AGREEMENT

   In August 1999, the Company signed a five-year sales agreement with United States Cellular Corporation ("U.S. Cellular"), one of the nation's ten largest cellular service providers. As part of the agreement, the Company issued warrants to U.S. Cellular to purchase of up to one million shares of common stock at a price of $4.00 per share. These warrants expire August 27, 2004. The warrants have a vesting schedule tied to product purchases and vest at the rate of one share of common stock for every $25 of SuperFilter(R) system purchases made by U.S. Cellular. As of July 1, 2000, U.S. Cellular had a total of 85,800 vested warrants and 914,200 unvested warrants. The Company believes that all the systems ordered have been deployed U.S. Cellular, and U.S. Cellular has not exercised any of the vested warrants.

   The Company records a non-cash charge each quarter for the fair value of the warrants vesting during that quarter. The charge is first allocated to commercial sales discounts up to a maximum amount equal to the sales to U.S. Cellular during that quarter, and any excess is then allocated to "Other Non-Cash Warrant Charges." Fair value is determined using the Black-Scholes option-pricing model. The value of the warrants, and the corresponding charge, increases as the Company's stock price increases. Conversely, the value of the warrants, and the corresponding charge, decreases as the Company's stock price decreases. The Company cannot reasonably predict the amount or timing of future charges relating to the warrant. The Company recorded a non-cash charge of $867,000 for warrants vesting in the quarter ended April 1, 2000 and $536,000 in the quarter ended July 1, 2000 based on the Black-Scholes option-pricing model and the closing market prices of $41.94 and $39.31 per common share on the last trading day ending the first quarter of 2000 and the second quarter of 2000, respectively.

NET OPERATING LOSS CARRYFORWARD

   At July 1, 2000, the Company had a federal net operating loss carryforward of approximately $55 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforward following a "change of ownership." The amount of the limitation is based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Private placements and other sales of equity securities by the Company can cause a change of ownership either individually or in the aggregate. If a change of ownership occurs and an annual limitation is imposed, a portion of these carryforwards may expire before we are able to utilize them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There was no material change in the Company's exposure to market risk at July 1, 2000 as compared with it's market risk exposure on December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's 1999 Annual Report on Form 10-K.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company is not currently involved in any litigation.

ITEM 2. SALE OF UNREGISTERED SECURITIES

   The Company did not sell any unregistered securities in the quarter ended July 1, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held May 17, 2000:

        (1) All of the following nominated directors were elected to serve for the ensuing year and until their successors are duly elected and qualified.


                                                                   NUMBER OF
                                 NUMBER OF          % OF SHARES      SHARES          % OF SHARES
                                 SHARES FOR           VOTING        WITHHELD           VOTING
                                 ----------         -----------    ---------         -----------
Glenn E. Penisten                15,755,420           91.80%         229,324            1.34%
M. Peter Thomas                  15,754,931           91.80%         229,813            1.34%
E. Ray Cotten                    15,754,840           91.80%         229,904            1.34%

Robert P. Caren, Ph.D            15,710,981           91.54%         273,763            1.60%
Dennis J. Horowitz               15,710,831           91.54%         273,913            1.60%
John D. Lockton                  15,710,531           91.54%         274,213            1.60%
J. Robert Schrieffer, Ph.D       15,711,131           91.54%         273,613            1.59%
Joseph C. Manzinger              15,710,881           91.54%         273,863            1.60%
H. Vaughan Blaxter, III          15,755,131           91.80%         229,613            1.34%

        (2) The proposal to increase the authorized common stock from 30,000,000 shares to 75,000,000 shares was approved.


               Votes For:                 15,599,454 (includes 3,055,410 shares of Preferred)
               Votes Against:                373,686
               Votes Abstaining:              11,604
               Broker Non-Votes:                   0


        (3) The appointment of PricewaterhouseCoopers as independent auditors of the Company was ratified for the year ending December 31, 2000.


               Votes For:                   15,962,706 (includes 3,055,410 shares of Preferred)
               Votes Against:                   13,575
               Votes Abstaining:                 8,463
               Broker Non-Votes:                     0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.


Exhibit                                                                             Reference
Number       Description                                                             Document
------       -----------                                                            ---------
3.1          Restated Certificate of Incorporation of the Company                      (1)
3.2          Bylaws                                                                    (2)
4.1          Form of Common Stock Certificate                                          (3)
4.2          Form of Warrant Issued to United States Cellular Corporation              (4)
4.3          Registration Rights Agreement with United States Cellular                 (4)
             Corporation
4.4          Warrant Issued to PNC Bank, National Association in connection with
             Credit Agreement                                                          (2)
4.5          Warrant Purchase Agreement dated December 1, 1999 with PNC Bank           (6)
4.6          Warrant Purchase Agreement dated January 12, 2000 with PNC Bank           (6)
27           Financial Data Schedule                                                    --


    Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

        (1)     Quarterly Report on Form 10-Q for the quarter ended April 3,
                1999.

        (2)     Quarterly Report on Form 10-Q for the quarter ended July 3,
                1999.

        (3)     Registration Statement on Form S-1 (Reg. No. 33-56714).

        (4)     Quarterly Report on Form 10-Q for the quarter ended October 2,
                1999.

        (5) Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

        (6)     Annual Report on Form 10-K filed for the year ended December 31,
                1999.

(b)     Reports on Form 8-K.

      The Company did not file any Current Reports on Form 8-K during the quarter ended July 1, 2000.


                                    SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SUPERCONDUCTOR TECHNOLOGIES INC.



Dated: August 14, 2000             /s/ Martin S. McDermut
                                   ------------------------------------------
                                   Martin S. McDermut
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer
                                   [Authorized Signatory and
                                   Principal Financial Officer]

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                    FOR THE FISCAL QUARTER ENDED JULY 1, 2000

                           COMMISSION FILE NO. 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                                  EXHIBIT INDEX


Exhibit                                                                             Reference
Number       Description                                                             Document
------       -----------                                                            ---------
3.1          Restated Certificate of Incorporation of the Company                      (1)
3.2          Bylaws                                                                    (2)
4.1          Form of Common Stock Certificate                                          (3)
4.2          Form of Warrant Issued to United States Cellular Corporation              (4)
4.3          Registration Rights Agreement with United States Cellular                 (4)
             Corporation
4.4          Warrant Issued to PNC Bank, National Association in connection with
             Credit Agreement                                                          (2)
4.5          Warrant Purchase Agreement dated December 1, 1999 with PNC Bank           (6)
4.6          Warrant Purchase Agreement dated January 12, 2000 with PNC Bank           (6)
27           Financial Data Schedule                                                    --


   Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

        (1)     Quarterly Report on Form 10-Q for the quarter ended April 3,
                1999.

        (2)     Quarterly Report on Form 10-Q for the quarter ended July 3,
                1999.

        (3)     Registration Statement on Form S-1 (Reg. No. 33-56714).

        (7)     Quarterly Report on Form 10-Q for the quarter ended October 2,
                1999.

        (8) Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

        (9)     Annual Report on Form 10-K filed for the year ended December 31,
                1999.