Form 10-Q
period 2000-09-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2000-11-13
CIK 895665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


        (Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from __________ to __________.



                         Commission File Number 0-21074


                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    77-0158076
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)


                                 460 WARD DRIVE,
                      SANTA BARBARA, CALIFORNIA 93111-2356
               (Address of principal executive offices & zip code)

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

                                 Yes [X] No [ ]


    As of October 20, 2000 there were 17,785,608 shares of the Registrant's
                           Common Stock outstanding.

                        SUPERCONDUCTOR TECHNOLOGIES INC.


                               INDEX TO FORM 10-Q

                 Three and Nine Months Ended September 30, 2000


                                                                                 PAGE
                                                                                 ----
PART I -   FINANCIAL INFORMATION

           ITEM 1 - Financial Statements

           Statement of Operations..............................................   3


           Balance Sheet........................................................   4


           Statement of Cash Flows..............................................   5


           Notes to Financial Statements........................................   6


           ITEM 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...............   9

           ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..  12


PART II -  OTHER INFORMATION

           ITEM 1 - Legal Proceedings...........................................  12

           ITEM 2 - Sales of Unregistered Securities............................  13

           ITEM 6 - Exhibits and Reports on Form 8-K
              (a) Exhibits......................................................  13
              (b) Reports on Form 8-K...........................................  14

SIGNATURE ......................................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.


                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               -------------------------------       -------------------------------
                                                 OCTOBER 2,       SEPTEMBER 30,       OCTOBER 2,        SEPTEMBER 30,
                                                   1999               2000               1999               2000
                                               ------------       ------------       ------------       ------------
Net revenues:
     Commercial product revenues               $    659,000       $  1,561,000       $  1,325,000       $  4,166,000
     Government contract revenues                 1,381,000          1,040,000          3,674,000          3,308,000
     Less non-cash charge for warrants
        and other sales discounts                   (70,000)          (316,000)           (70,000)        (1,294,000)
     Sub license royalties                               --                 --             10,000             10,000
                                               ------------       ------------       ------------       ------------
          Total net revenues                      1,970,000          2,285,000          4,939,000          6,190,000
                                               ------------       ------------       ------------       ------------
Costs and expenses:
     Cost of commercial product revenues          1,953,000          7,862,000          4,655,000         12,007,000
     Contract research and development              897,000            913,000          2,425,000          2,676,000
     Other research and development                 392,000            749,000          1,324,000          1,873,000
     Selling, general and
       administrative(1)                          1,541,000          2,053,000          4,223,000          5,946,000
     Non-cash warrant and
       other non-recurring charges                       --                 --                 --            609,000
                                               ------------       ------------       ------------       ------------
          Total costs and expenses                4,783,000         11,577,000         12,627,000         23,111,000
                                               ------------       ------------       ------------       ------------
Loss from operations                             (2,813,000)        (9,292,000)        (7,688,000)       (16,921,000)

      Interest income                                12,000             41,000             13,000            215,000
      Interest expense                              (59,000)           (67,000)          (213,000)          (453,000)
                                               ------------       ------------       ------------       ------------
          Net loss                               (2,860,000)        (9,318,000)        (7,888,000)       (17,159,000)

Less:
     Redeemable preferred stock dividends          (264,000)                --           (634,000)                --

     Deemed distribution attributable
          to the inducement to convert
          preferred stock and beneficial
          conversion feature                       (241,000)                --           (366,000)        (1,548,000)
                                               ------------       ------------       ------------       ------------
Net loss available to
  common stockholders                          ($ 3,365,000)      ($ 9,318,000)      ($ 8,888,000)      ($18,707,000)
                                               ============       ============       ============       ============
Basic and diluted loss
  per common share                             ($      0.43)      ($      0.53)      ($      1.15)      ($      1.20)
                                               ============       ============       ============       ============
Weighted average number of
  common shares outstanding                       7,750,749         17,692,751          7,741,425         15,525,933
                                               ============       ============       ============       ============


(1) Excludes non-cash warrant and other non-recurring charges of $609,000 for the nine months ended September 30, 2000.

               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                  BALANCE SHEET

                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                 1999                2000
                                                             -------------       -------------
                                                                                  (Unaudited)
                           ASSETS
Current assets:
     Cash and cash equivalents                               $      66,000       $  39,031,000
     Accounts receivable                                         1,590,000           1,418,000
     Inventory                                                   2,745,000           4,634,000
     Prepaid expenses and other current assets                     452,000             408,000
                                                             -------------       -------------
          Total current assets                                   4,853,000          45,491,000

Property and equipment, net of accumulated depreciation
  of $8,054,000 and $8,950,000, respectively                     4,097,000           4,691,000
Patents and licenses, net of accumulated amortization
  of $1,521,000 and $1,701,000, respectively                     1,927,000           1,881,000
Other assets                                                       208,000             112,000
                                                             -------------       -------------
          Total assets                                       $  11,085,000       $  52,175,000
                                                             =============       =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                   $   1,953,000       $          --
     Accounts payable                                            1,796,000           1,646,000
     Accrued expenses                                              906,000           3,931,000
     Current portion of debt and
       capitalized lease obligations                               211,000             209,000
                                                             -------------       -------------
          Total current liabilities                              4,866,000           5,786,000

Long-term debt and capitalized lease obligations                   750,000             597,000
Other                                                                   --           5,237,000
                                                             -------------       -------------
          Total liabilities                                      5,616,000          11,620,000
                                                             -------------       -------------

Redeemable convertible preferred stock
    Series A-2 shares, 64,584 and none,
     issued and outstanding
    Series A-3 shares, 12,500 and none,
     issued and outstanding
    Series B-1 shares, 50,000 and none,
     issued and outstanding
    Series C shares, 41,667 and none,
     issued and outstanding
    Series D shares, 106,000 and none,
     issued and outstanding                                     17,125,000                  --

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.001 par value,
     2,000,000 shares authorized, Series E
     convertible preferred stock, none and
     37,500 shares authorized, issued and
     outstanding; liquidation preference
     of $37,507,000                                                     --                  --
    Common stock, $.001 par value,
     30,000,000 and 75,000,000 shares
     authorized, 7,739,218 and 17,782,168
     shares issued and outstanding                                   8,000              18,000

    Capital in excess of par value                              35,426,000         110,362,000
    Deferred warrant charges                                            --          (5,576,000)
    Accumulated deficit                                        (47,090,000)        (64,249,000)
                                                             -------------       -------------
          Total stockholders' equity (deficit)                 (11,656,000)         40,555,000
                                                             -------------       -------------
          Total liabilities and stockholders' equity           $11,085,000       $  52,175,000
                                                             =============       =============


               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                               -------------------------------
                                                                OCTOBER 2,        SEPTEMBER 30,
                                                                   1999               2000
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       ($ 7,888,000)      ($17,159,000)
Adjustments to reconcile net loss to net cash used for
  operating activities:
   Depreciation and amortization                                  1,000,000          1,327,000
   Warrant charges                                                  167,000          1,676,000
   Accrued loss on sales contract                                        --          5,300,000
   Changes in assets and liabilities:
        Accounts receivable                                         410,000            172,000
        Inventory                                                  (645,000)        (1,889,000)
        Prepaid expenses and other current assets                    (5,000)           (66,000)
        Patents and licenses                                        (57,000)          (134,000)
        Other assets                                                  4,000             87,000
        Accounts payable and accrued expenses                      (660,000)           517,000
                                                               ------------       ------------
         Net cash used in operating activities                   (7,674,000)       (10,169,000)
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (990,000)        (1,490,000)
Proceeds from sale/leaseback of property and equipment              900,000                 --
                                                               ------------       ------------
         Net cash used for  investing activities                    (90,000)        (1,490,000)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings                             587,000         (1,454,000)
Payments on long-term obligations                                  (144,000)          (156,000)
Proceeds from sale of preferred and common stock                  8,075,000         52,234,000
                                                               ------------       ------------
         Net cash provided by financing activities                8,518,000         50,624,000
                                                               ------------       ------------

Net increase in cash and cash equivalents                           754,000         38,965,000
Cash and cash equivalents at beginning of period                    310,000             66,000
                                                               ------------       ------------
Cash and cash equivalents at end of period                     $  1,064,000       $ 39,031,000
                                                               ============       ============


Supplemental schedule of non-cash financing activities:
   Common stock options issued for
     past services in lieu of accounts payable                 $     14,000       $     72,000
   Issuance of warrants in connection
     with bank and lease agreements                                 112,000            131,000
   Conversion of note payable for common stock                           --            500,000
   Redeemable preferred stock exchanged for common shares                --         17,125,000
   Equipment acquired through issuance of capital lease              34,000                 --
   Redeemable preferred stock dividends accrued not paid             95,000                 --
   Equity issuance costs accrued not paid                                --          2,431,000


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

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, including but not limited to Exhibit 99 entitled "Disclosure Regarding Forward-Looking Statements." The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

        The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

        Certain reclassifications have been made to the 1999 financial statements to conform to 2000 presentation.

2. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

                      DECEMBER 31,   SEPTEMBER 30,
                         1999            2000
                      -----------    ------------
Raw Materials         $  428,000      $1,660,000
Work-in-Progress       1,688,000       2,308,000
Finished Goods           629,000         666,000
                      ----------      ----------
Total Inventory       $2,745,000      $4,634,000
                      ==========      ==========


3. SHORT TERM BORROWINGS

        The Company had a revolving line of credit that matured on June 17, 2000. The Company is in negotiations with the bank to renew the line of credit.

4. STOCKHOLDERS' EQUITY

        On September 29, 2000, the Company received a $37,500,000 private equity investment from the sale of 37,500 shares of a newly created Series E Convertible Preferred Stock and warrants to purchase up to an additional 1,044,568 shares of common stock. Proceeds net of issuance costs totaled approximately $35,100,000.

        The preferred stock is non-voting, has a stated value and a liquidation preference of $1,000 per share, and is convertible into common stock at an initial conversion price of $17.95 per common share until June 29, 2001. After that date, the preferred stock is convertible at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to a floor. The preferred stock automatically converts into common stock on the second anniversary of the closing. Based on the current conversion price of $17.95 per common share, the preferred stock is convertible into 2,089,136 shares of common stock. The optional and automatic conversions of preferred stock are limited to a maximum of 3,544,656 shares of common stock. The preferred stock carries a 7% premium, payable upon conversion in cash or common stock subject to certain limitations, at the Company's option.

        In connection with the sale of the preferred stock, the Company also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and is exercisable immediately. The second warrant is for the purchase of up to 731,198 additional shares of common stock if the preferred stock is held for at least one year. The warrant is not exercisable until the first anniversary date and size of the warrant will be reduced proportionately to reflect any conversions of the preferred stock prior to the first anniversary date. Both warrants contain "weighted average" antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision.

        The Company is prohibited from paying any dividends on, or repurchasing any shares of, common stock as long as any of the shares of the preferred stock remain outstanding. The Company has filed with the Securities and Exchange Commission a registration statement for resale of the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants.

        On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short-term indebtedness of $500,000. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Redeemable Convertible Preferred Stock converted their holdings into 2,458,491 shares of common stock. As inducement to convert the preferred shares, the Company issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58 per share. The fair value of the warrants was estimated using the Black-Scholes option-pricing model and was accounted for as a deemed distribution of $1,548,000 to the preferred stockholders for determining the loss per common share in the first quarter and full year of 2000. Also during the nine months ended September 30, 2000, the holders of the outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,410 shares of common stock.

        During the nine months ended September 30, 2000, the Company (i) issued options to purchase 849,845 shares of common stock under the Company's stock option plans and (ii) cancelled options in connection with employment terminations to purchase 100,860 shares of common stock. Options for 783,174 shares of common stock were exercised for $3,427,000 during the period. At September 30, 2000, options to purchase 1,848,363 shares of common stock were issued and outstanding under the Company's stock option plans. The outstanding options expire by the end of September 2010. The exercise prices for these options range from $2.313 to $49.375 per share, for an aggregate exercise price of approximately $23.0 million. At September 30, 2000, there were 761,000 shares of common stock available for granting future options.

        Including the warrants issued in connection with the conversion of the preferred stock described above, warrants to purchase 1,152,173 shares of common stock were exercised resulting in net proceeds to the Company of $3,969,000.

        At September 30, 2000, the following warrants to purchase shares of common stock were outstanding:


 Number of Common Shares
---------------------------      Price Per       Expiration
  Total         Exercisable        Share            Date
-----------     -----------      ---------    -----------------
1,000,000        418,280          $ 4.00      August 27, 2004
   62,500         62,500            3.00      June 18, 2004
   33,333         33,333            3.00      December 1, 2004
   27,692         27,692            3.25      January 12, 2005
1,044,568        313,370           21.54      September 29, 2005


5. WARRANTS ISSUED TO U.S. CELLULAR

        In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation ("U.S. Cellular") where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant,U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. The estimated fair value, using the Black-Scholes option pricing model, of the vested warrants is first recorded as a non-cash sales discount up to the amount of the related sales with the excess value, if any, recorded in operating costs. For product purchases through September 30, 2000 U.S. Cellular has vested in the right to exercise the warrant and purchase a total of 106,280 shares of common stock. In connection with such sales, the Company has recorded non-cash charges of $316,000 and $1,719,000 for the three and nine months ended September 30, 2000.

        In September 2000, the Company received a $7.8 million noncancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to US Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and US Cellular has no other obligations to the Company. The cost of providing products under the purchase order, plus the $5.6 million fair value of the vested warrants, exceeds related revenue by $5.3 million. The resulting loss has been reflected in the results of operations for the three and nine months ended September 30, 2000.

        The fair value of the warrants was calculated to be $5,635,000 using the Black-Scholes option pricing model, utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. The fair value of these warrants, which represents future sales discounts, will be reflected as reduction to revenues as recognized when SuperFilter systems are shipped over the next nine quarters, but, will not effect future operating results because the loss was accrued in the third quarter upon receipt of the $7.8 million purchase order.

        As of September 30, 2000 U.S. Cellular has 581,720 unvested warrants that can be earned from future product orders through August 27, 2004.

6. EARNINGS PER SHARE

        The computation of per share amounts for the quarter and nine months ended September 30, 2000 and October 2, 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 4,016,456 and 3,884,747 shares of common stock during the quarter and nine month periods ended September 30, 2000 and October 2, 1999, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,089,136 and 5,059,820 common shares was also not considered in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2000 and October 2, 1999, respectively, because their inclusion would also be antidilutive.

7. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

        Our two largest customers accounted for 78% and 74% of our gross commercial product revenues for the three and nine months ended September 30, 2000, respectively.

        We currently purchase substrates for growth of high-temperature superconductor thin-films from one supplier because of the quality of its substrates.

8. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provide guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

        In June 1998, The Financial Accounting Standards Board Issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of these instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve risks and uncertainties. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning:

        -       our business strategy;

        - the timing of and plans for the introduction of new products and enhancements;

        - plans for hiring additional personnel and expanding our facilities; and

        -       the adequacy of our funding.

        Other statements about our plans, objectives, expectations and intentions contained in this report that are not historical facts may also be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "should," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other comparable terminology. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons. We refer you to Exhibit 99 to our 1999 Annual Report on Form 10-K entitled "Disclosure Regarding Forward-Looking Statements" and our other SEC filings for a description of some of the uncertainties and factors that may affect our forward-looking statements. We assume no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 2, 1999 AND SEPTEMBER 30, 2000

        Total net revenues increased by $315,000, or 16%, from $2.0 million in the third quarter of 1999 to $2.3 million in the third quarter of 2000. Net revenues increased by $1.3 million, or 25%, from $4.9 million in the first nine months of 1999 to $6.2 million in the same period this year. These increases are due to higher commercial product revenues, partially offset by lower government contract revenues.

        Commercial product revenues increased by $902,000, or 137%, from $659,000 in the third quarter of 1999 to $1.6 million in the third quarter of 2000. For the first nine months of 2000, commercial product revenues increased to $4.2 million from $1.3 million in the same period last year, an increase of $2.8 million or 214%. These increases are the result of higher sales of our SuperFilter products and a shift in the product mix to higher priced units. We expect commercial product revenues to increase as a percentage of total revenues over the next several quarters. However, there can be no assurance that such commercial product revenues will increase. Furthermore, as we increase commercialization of our products we could encounter seasonality or other currently unforeseen factors causing additional variations in our results. Government contract revenues decreased by $341,000, or 25%, from $1.4 million in the third quarter of 1999 to $1.0 million in the third quarter of 2000. For the first nine months of 2000 government contract revenues decreased by $366,000, or 10%, from $3.7 million in the same period of 1999 to $3.3 million in 2000 due to a decrease in the number of contracts in process.

        Our commercial product revenues are generated primarily from sales of our SuperFilter product line which combines specialized superconducting filters with a proprietary cryogenic cooler (and, in many cases, a low noise amplifier) in a highly compact system. The Company began shipping its first TWO-Pak SuperFilter in late 1997 and later introduced the SIX-Pak SuperFilter in early 1999.

        Our backlog for delivery of SuperFilter products in the fourth quarter of 2000 totaled $644,000 at September 30, 2000; as compared with no backlog at December 31,1999 or October 2, 1999. Also, in the third quarter of 2000, we received a $7.8 million purchase order for the delivery of product over nine quarters beginning in the fourth quarter of 2000. We are currently discussing with this customer how many systems will be delivered in the fourth quarter of 2000 under this purchase order.

        Net revenues were also affected by sales discounts on commercial product sales totaling $70,000 for the quarter and nine months ended October 2, 1999 as compared with $316,000 and $1.3 million for the quarter and nine months of 2000, respectively. The majority of this discount represents the value of warrants vesting in the current period previously granted to a customer with a long-term supply agreement. For further discussion please see the subsection below entitled "Non-Cash Charges for Warrants Issued to U.S. Cellular".

        We currently have negative gross margins on our SuperFilter products at current sales levels due to fixed manufacturing costs. Based on current prices, expected product mix and costs, we estimate that we will achieve positive gross margins (excluding the effect of non-cash warrant charges) when product sales reach approximately 200 systems per quarter. We do not expect to reach this level until sometime in 2001.

        Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start-up costs. For the three and nine months ended September 30, 2000, they also include a loss of $5.3 million related to the purchase order received from U.S. Cellular. For further discussion please see the subsection below entitled "Non-Cash Charges for Warrants Issued to U.S. Cellular." The cost of commercial product revenues increased by $5.9 million, or over 100%, from $2.0 million for the third quarter of 1999 to $7.9 million in the third quarter of 2000. The cost of commercial product revenues increased by $7.4 million, or over 100%, from $4.7 million for the first nine months of 1999 to $12.0 million for the first nine months of this year. These increases primarily result from the loss accrued on the purchase order received form U.S. Cellular in September 2000 as more fully described below. The remainder of the increases results from increased units shipments and higher costs associated with ramping up the Company's manufacturing abilities, partially offset by lower material costs and the effect of increased manufacturing efficiencies.

        Contract research and development expenses increased by $16,000, or 2%, from $897,000 in the third quarter of 1999 to $913,000 in the third quarter of 2000. Contract research and development expenses increased by $251,000, or 10%, from $2.4 million in the first nine months of 1999 to $2.7 million in the first nine months of 2000. Contract research and development expenses as a percentage of related revenues totaled 88% and 81% for the quarter and nine months ended September 30, 2000, as compared with 65% and 66% in the comparable periods in the prior year. These increases in the current year are due to the increased expenses associated with a completed contract and the effect of comparing fixed expenses as compared to a lower revenue base.

        Other research and development expenses increased by $357,000, or 91%, from $392,000 in the third quarter of 1999 to $749,000 in the third quarter of 2000. Other research and development expenses increased by $549,000 or 41%, from $1,324,000 in the first nine months of 1999 to $1,873,000 in the first nine months of 2000. These increases are due to the Company's efforts in expanding market opportunities through product line enhancement and development of the SuperFilter product line and cost reduction efforts.

        Selling, general and administrative expenses increased by $512,000, or 33%, from $1.5 million in the third quarter of 1999 to $2.1 million in the third quarter of 2000. Selling, general and administrative expenses increased by $1.7 million, or 41%, from $4.2 million in the first nine months of 1999 to $5.9 million in the first nine months of 2000. These increases result primarily from increased corporate development, domestic and international marketing and sales efforts, management recruitment activities, occupancy expenses, the implementation of a management incentive program, liability insurance premiums and expenses associated with distributing annual meeting information to a larger shareholder base.

        Other non-cash warrant charges and other non-recurring charges totaled zero in the current quarter and $609,000 in the first nine months of 2000. This charge primarily relates to the vesting of warrants issued to a customer as described above and represents the excess of the value of the vesting warrants over the related sales. The remainder of these charges consists of the write off of deferred offering expenses in the second quarter of 2000.

        Interest income totaled $41,000 and $215,000 in the quarter and nine months ended September 30, 2000, respectively, and increased as compared with the corresponding periods in the prior year due to higher levels of cash available for investment.

        Interest expense increased by $8,000, or 14%, from $59,000 in the third quarter of 1999 to $67,000 in the third quarter of 2000. Interest expense increased by $240,000, or over 100%, from $213,000 in the first nine months of 1999 to $453,000 in the first nine months of 2000. These increases resulted from entering into new financing agreements in 1999 and 2000.

        We had a net loss available to common stockholders of $9.3 million, or $0.53 per common share, in the current quarter as compared with $3.4 million, or $0.43 per common share, in the same period last year. For the first nine months of 2000, we had a net loss available to common stockholders of $18.7 million, or $1.20 per common share, as compared with $8.9 million, or $1.15 per common share, for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by approximately $39.0 million from $66,000 on December 31, 1999 to $39 million on September 30, 2000. The increase results from the cash received from private placements of convertible preferred stock and related warrants and common stock to institutional investors and the proceeds from the exercise of outstanding warrants and stock options. These amounts were partially offset by cash used in operations and investing activities and the pay down of the line of credit.

        For the nine months ended September 30, 2000, net cash used in operations totaled $10.2 million. We used a significant portion of this cash to fund net losses of $17.2 million, or $8.9 million net of non-cash adjustments. Our other operating uses of cash relate primarily to increases in inventories of $1.9 million. In the same period in 1999, cash used in operations totaled $7.7 million. We used this cash primarily to fund operating losses totaling $6.7 million net of non-cash adjustments, inventory increases totaling $645,000 and decreased liabilities of $660,000, partially offset by decreases in accounts receivables totaling $410,000.

        Net cash used in investing activities totaled $1.5 million in the nine months ended September 30, 2000 and primarily related to the purchase of manufacturing equipment. In the same period in 1999, net cash used by investing activities totaled $90,000. In the 1999 period, acquisitions of equipment totaling $990,000 were offset by the proceeds from the sale and leaseback of certain production equipment with a net book value of $944,000 for cash proceeds of $900,000.

        In the nine months ended September 30, 2000, net cash provided by financing activities totaled $50.6 million. Cash received from private sales of common stock and preferred stock, as well as from the exercise of outstanding warrants and stock options, totaled $52.2 million. This was partially offset by the pay down of $1.6 million on our line of credit and principal payments on other debt obligations. In the same period in 1999, cash provided by financing operations totaled $8.5 million and primarily resulted from private sales of preferred stock and short term borrowings, partially offset by payments due on long-term obligations.

        On September 29, 2000, we received a $37.5 million private equity investment from the sale of 37,500 shares of a newly created Series E Convertible Preferred Stock and warrants to purchase up to an additional 1,044,568 shares of common stock. Proceeds net of issuance costs totaled $35.1 million.

        The preferred stock is non-voting, has a stated value and liquidation preference of $1,000 per share, and is convertible into common stock at an initial conversion price of $17.95 per common share until June 29, 2001. After that date, the preferred stock is convertible at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to a floor. The preferred stock automatically converts into common stock on the second anniversary of the closing. Based on the current conversion price of $17.95 per common share, the preferred stock is convertible into 2,089,136 shares of common stock. The optional and automatic conversions of preferred stock are limited to a maximum of 3,544,656 shares of common stock. The preferred stock carries a 7% premium, payable upon conversion in cash or common stock subject to certain limitations, at our option.

        In connection with the sale of the preferred stock, we also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and is exercisable immediately. The second warrant is for the purchase of up to 731,198 additional shares of common stock if the preferred stock is held for at least one year. The warrant is not exercisable until the first anniversary date and size of the warrant will be reduced proportionately to reflect any conversions of the preferred stock prior to the first anniversary date. Both warrants contain "weighted average" antidilution provisions which adjust the warrant exercise price and the number of shares issuable under the warrant in the event we sell equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision.

        We are prohibited from paying any dividends on, or repurchasing any shares of, common stock as long as any shares of the preferred stock remain outstanding. We have filed with the Securities and Exchange Commission a registration statement for resale of the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants.

        In the first nine months of 2000, the holders of the Series A-2, A-3, B-1, C and D Redeemable Convertible Preferred Stock converted their holdings into 5,633,901 shares of common stock. As an inducement to convert their preferred shares into common stock, we issued the Series A-2, A-3 and C preferred stockholders warrants to purchase 250,000 shares of common stock. The issuance of these warrants is considered a deemed distribution to the preferred stockholders and, therefore, the fair market value of the warrants of $1.5 million is considered in the computation of the net loss per share for the nine months ended September 30, 2000.

        We had a revolving line of credit that matured on June 17, 2000. We are in negotiations with the bank to renew the line of credit.

        At September 30, 2000, we had cash commitments for the purchase of fixed assets totaling $604,000. To meet the anticipated continued increase in demand for our products, we anticipate that we will spend an additional $1.0 to $1.5 million for manufacturing equipment in 2000. In addition, increased sales will require that higher inventory and accounts receivable balances be maintained. Although we expect revenues to increase for the remainder of 2000, we expect to continue incurring losses during that period. We expect our existing cash resources, together with our line of credit and anticipated cash flows from operations, to be sufficient to meet our working capital and capital expenditure needs beyond the next year.

NON-CASH CHARGES FOR WARRANTS ISSUED TO U.S. CELLULAR

        In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation ("U.S. Cellular") where the exercise of warrants to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to the vested portion and expires August 27, 2004. The estimated fair value, using the Black-Scholes option pricing model, of the vested portion of the warrant is first recorded as a non-cash sales discount up to the amount of the related sales with the excess value, if any, recorded in operating costs. For product purchases through September 30, 2000, U.S. Cellular has vested in the right to purchase a total of 106,280 shares. In connection with such sales, the Company has recorded non-cash charges of $316,000 and $1,719,000 for the three and nine months ended September 30, 2000.

        In September 2000, the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to US Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and US Cellular has no other obligations to the Company. The cost of providing products under the purchase order, plus the $5.6 million fair value of the vested warrants, exceeds related revenue by $5.3 million. The resulting loss has been reflected in the results of operations for the three and nine months ended September 30, 2000.

        The fair value of the warrants was calculated to be $5,635,000 using the Black-Scholes option pricing model, utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. The fair value of these warrants, which represents future sales discounts, will be reflected as reduction to revenues as recognized when SuperFilter systems are shipped over the next nine quarters, but, will not effect future operating results because the loss was accrued in the third quarter upon receipt of the $7.8 million purchase order.

        As of September 30, 2000, U.S. Cellular has 581,720 unvested warrants that can be earned from future product orders through August 27, 2004.


NET OPERATING LOSS CARRYFORWARD

        At December 31, 1999, the Company had a federal net operating loss carryforward of approximately $37 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the "applicable federal funds rate", as defined in the Internal revenue Code) and the value of the corporation at the time of a "change of ownership" as defined by Section
382. We are currently evaluating the circumstances under which the exercise of our outstanding warrants and options, combined with our private stock sales over the last few years, may trigger a "change in ownership" under Section 382. If this were to occur, it could significantly diminish the value of our net operating loss carryforwards by limiting the rate at which we would be permitted to offset them against any future taxable income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There was no material change in our exposure to market risk at September 30, 2000 as compared with our market risk exposure on December 31, 1999 except that at September 30, 2000 we had $38.9 million invested in a money market account yielding approximately 6.6%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in our 1999 Annual Report on Form 10K.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company is not currently involved in any litigation.

ITEM 2. SALE OF UNREGISTERED SECURITIES

        On September 29, 2000, we received a $37.5 million private equity investment from an institutional investor. The investor purchased 37,500 shares of a newly created Series E Convertible Preferred Stock and related warrants to purchase up to an additional 1,044,568 shares of common stock. We provided the investor with copies of our most recent Annual Report (Form 10K), Quarterly Report (Form 10Q) and Proxy Statement. The investor provided us with written representations confirming its status as an "accredited investor" under Regulation D and its intent to acquire the securities for its own account and not with a view to resale or distribution in violation of the Securities Act of 1933. We did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 based on Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.


    Exhibit                                                                          Reference
    Number     Description                                                           Document
    -------    -----------                                                           --------
     3.1       Restated Certificate of Incorporation                                    (1)

     3.2       Certificate of Designations, Preferences and Rights of Series E
               Convertible Preferred Stock                                              (2)

     3.3       Bylaws, as amended                                                       (1)

     4.1       Form of Common Stock Certificate                                         (3)

     4.2       Certificate of Designations, Preferences and Rights of Series E
               Convertible Preferred Stock                                              (2)

     4.3       Warrant Issued to United States Cellular Corporation                     (4)

     4.4       Warrant Issued to PNC Bank, National Association in connection
               with Credit Agreement                                                    (4)

     4.5       Warrant Purchase Agreement dated December 1, 1999 with PNC Bank          (5)

     4.6       Warrant Purchase Agreement dated January 12, 2000 with PNC Bank          (5)

     4.7       Initial Stock Purchase Warrant dated as of September 29, 2000
               between the Company and RGC International Investors, LDC                 (2)

     4.8       Incentive Stock Purchase Warrant dated as of September 29, 2000
               by and between the Company and RGC International Investors, LDC          (2)

    10.1       Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC.
               (Exhibits and Schedules Omitted)                                         (2)

    10.2       Registration Rights Agreement dated as of September 29, 2000
               between the Company and RGC International Investors, LDC                 (2)

    10.3       Amendment No. 1 to the United States Cellular Purchase Agreement         (6)

    10.4       Amendment No.2 to the Unites States Cellular Purchase Agreement          (6)
               (Schedule Omitted)

    27         Financial Data Schedule                                                  --

        Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1) Registration Statement on Form S-3 filed October 25, 1000 (Reg. No. 333-48540).

(2)     Current Report on Form 8-K filed on October 4, 2000.

(3)     Registration Statement on Form S-1 (Reg. No. 33-56714).

(4)     Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

(5)     Annual Report on Form 10-K for the year ended December 31, 1999.

(6)     Included with this filing.

(b)     Reports on Form 8-K.

        We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000, but we did file a Current Report on Form 8-K on October 4, 2000 announcing the receipt of a $37.5 million private equity investment.

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUPERCONDUCTOR TECHNOLOGIES INC.



Dated:  November 13, 2000                        /s/ Martin S. McDermut
                                          --------------------------------------
                                          Martin S. McDermut
                                          Vice President, Finance and
                                          Administration and
                                          Chief Financial Officer
                                          (Authorized Signatory and Principal
                                          Financial Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

                           COMMISSION FILE NO. 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                                  EXHIBIT INDEX

    Exhibit                                                                          Reference
    Number     Description                                                           Document
    -------    -----------                                                           --------
     3.1       Restated Certificate of Incorporation                                    (1)

     3.2       Certificate of Designations, Preferences and Rights of Series E
               Convertible Preferred Stock                                              (2)

     3.3       Bylaws, as amended                                                       (1)

     4.1       Form of Common Stock Certificate                                         (3)

     4.2       Certificate of Designations, Preferences and Rights of Series E
               Convertible Preferred Stock                                              (2)

     4.3       Warrant Issued to United States Cellular Corporation                     (4)

     4.4       Warrant Issued to PNC Bank, National Association in connection
               with Credit Agreement                                                    (4)

     4.5       Warrant Purchase Agreement dated December 1, 1999 with PNC Bank          (5)

     4.6       Warrant Purchase Agreement dated January 12, 2000 with PNC Bank          (5)

     4.7       Initial Stock Purchase Warrant dated as of September 29, 2000
               between the Company and RGC International Investors, LDC                 (2)

     4.8       Incentive Stock Purchase Warrant dated as of September 29, 2000
               by and between the Company and RGC International Investors, LDC          (2)

    10.1       Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC.
               (Exhibits and Schedules Omitted)                                         (2)

    10.2       Registration Rights Agreement dated as of September 29, 2000
               between the Company and RGC International Investors, LDC                 (2)

    10.3       Amendment No. 1 to the United States Cellular Purchase Agreement         (6)

    10.4       Amendment No.2 to the Unites States Cellular Purchase Agreement          (6)
               (Schedule Omitted)

    27         Financial Data Schedule                                                  --

        Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1) Registration Statement on Form S-3 filed October 25, 1000 (Reg. No. 333-48540).

(2)     Current Report on Form 8-K filed on October 4, 2000.

(3)     Registration Statement on Form S-1 (Reg. No. 33-56714).

(4)     Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

(5)     Annual Report on Form 10-K for the year ended December 31, 1999.

(6)     Included with this filing.