Form 10-K
period 2000-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2001-04-02
CIK 895665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21074


                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    77-0158076
            --------                                    ----------
 State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)


              460 WARD DRIVE, SANTA BARBARA, CALIFORNIA 93111-2310
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (805) 690-4500

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $59.4 million based on the closing price of $5.1875 per share of common stock as reported on The NASDAQ Stock Market(R) on March 23, 2001. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of the close of business on March 23, 2001 was 17,889,613.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 17, 2001.

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             FORM 10-K ANNUAL REPORT
                       Fiscal Year Ended December 31, 2000



PART I                                                                                                           PAGE
                                                                                                                 ----

Item 1.    Business................................................................................................3
Item 2.    Properties.............................................................................................11
Item 3.    Legal Proceedings......................................................................................11
Item 4.    Submission of Matters to a Vote of Security Holders....................................................11

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..............................12
Item 6.    Selected Financial Data................................................................................12
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations..................13
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.............................................20
Item 8.    Financial Statements and Supplementary Data............................................................20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................20

PART III

Item 10.   Directors and Executive Officers of the Registrant.....................................................20
Item 11.   Executive Compensation.................................................................................20
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................................20
Item 13.   Certain Relationships and Related Transactions.........................................................20

PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K......................................20


                                     PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

     The discussion in this section of our annual report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. Please read the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements" for a description of our forward-looking statements and some of the factors that might affect those statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

OVERVIEW

     We develop, manufacture and market high performance products to service providers, systems integrators and original equipment manufacturers in the wireless telecommunications industry. At present our primary product line is the SuperFilter(R) System which is used in wireless base stations to filter and amplify the signals received at the antenna from subscribers' handsets. It is designed to meet the growing demands of the wireless communication market for improved coverage, greater capacity, and reduced interference. It accomplishes these needs through the combination of specialized filters utilizing high temperature superconducting technology with a proprietary cryogenic cooler and a cooled low noise amplifier in a highly compact system. The SuperFilter(R) System offers significant advantages over conventional filter systems. As a result, service providers benefit from lower capital and operating costs and higher minutes of use, the latter a result of subscribers experiencing better call quality, fewer dropped calls and higher speed and quality data transmissions.

     The demand for wireless communication is growing, and as the number of users and the demand for additional services increases, commercial providers must adapt to keep pace with the expanding market. Mobile wireless communication systems use radio frequency, or RF, signals to establish communication between subscribers using wireless handsets and base stations. A wireless network is composed of a number of small geographic zones or "cells," and each cell contains one or more base stations. A typical base station has an antenna tower for transmitting and receiving data by RF signals and a small ground structure that houses the equipment for processing the RF signals and communicating with the service provider's mobile telephone switching offices via conventional or the high-speed communication lines. The base stations receive (the uplink) and transmit (the downlink) data from multiple wireless handsets. In order to receive uplink signals from handsets, each base station requires a wireless filter system to eliminate, or filter out, varying degrees of interfering signals from man-made sources and naturally occurring background noise. The SuperFilter(R) System addresses this problem. Wireless service provider's can use SuperFilter Systems(R) in connection with the installation of additional base stations in a network, as well as the installation of an entirely new network. They can also improve the performance of existing base stations and networks by retrofitting the base stations with SuperFilter Systems(R). Allied Business Intelligence estimated that there were approximately 700,000 base stations in the world at the end of 1999 and expects that number to grow to approximately 1.6 million base stations by the end of 2004.

     From the time of our formation in 1987 through the present, we have derived significant revenue from research and development contracts with the U.S. government through which we developed much of the technology used in our commercial products. In 1997, we introduced our commercial TWO-Pak SuperFilter(R) System for application in the B band of the North American cellular market. And, in 1998, we completed our transition from a research and development company to a leading commercial manufacturer and marketer of superconductor products to the wireless communication market by successfully delivering our TWO-Pak SuperFilter(R) System for application in the A band segment of the market. In 1999, we introduced our SIX-Pak SuperFilter(R) for both A band and B band in order to enhance coverage in urban areas, and we introduced the SuperFilter(R)II System with premium filtering performance. In 2000, we followed up with the introduction of our new platform and for the next generations of systems, the third generation (3G), and our family of products for personal communications services (PCS). The SuperFilter(R) Systems all operate with base stations that use digital air interface technology such as code division multiple access (CDMA), time division multiple access (TDMA) or global system for mobile communication (GSM). These systems can also be operated with the new 3G technology as well as existing analog technology.

     Our augmented SuperFilter(R) System product line as well as increased sales activities resulted in multiple product orders in 1998, 1999 and 2000. We have conducted field trials of our products with more than forty wireless service providers, including all of the top five cellular carriers in the U.S. In 1999, we concluded a multiple year supply agreement with U.S. Cellular Corporation, one of the top five service providers, and in 2000, we signed a significant supply agreement with Alltel Communications Corporation, also one of the top five carriers. These and other customer successes resulted in the deployment of almost 600 systems in operating networks by the end of 2000. We continue to conduct numerous demonstrations and field trials in the U.S. and have begun similar demonstrations and field trials in Latin America and Asia. In order to position ourselves for increased orders and future growth, in 1998 we built a new 18,000 square foot state of the art manufacturing facility in Santa Barbara to support our SuperFilter(R) System product line. This brings our current production capacity to more than 300 systems per quarter, and we have plans in place for substantially increasing our production capacity as demand increases.

     The rapid growth in subscriber penetration in wireless markets in Europe, Asia, and Latin America has generated interest in high temperature superconducting filter systems for networks in these regions. As a result, we have reorganized our operations into two divisions, one to focus on increasing sales in North America and the other to develop international opportunities. We have appointed a President for STI Wireless Systems, North America. We have established the position of President of STI Wireless Systems, International, and have hired a Vice President of International Sales and Marketing to pursue current opportunities in Asia, Latin America, and Europe.

INDUSTRY BACKGROUND

     THE WIRELESS COMMUNICATIONS MARKET

     The wireless communications market is expected to experience significant global growth over the next few years: growth in subscribers, growth in usage, growth in number of operators providing service, and growth in new applications.

     New subscribers. According to Allied Business Intelligence, the worldwide number of wireless subscribers using mobile wireless networks will increase from 308 million in 1998 to almost 1 billion in 2004, representing an annual compound growth rate of 21%.

     Increased usage (minutes of use). We expect a significant increase in the average subscriber's minutes of use due to anticipated declines in cell phone rates and the emergence of new data and internet oriented services such as e-mail and instant messaging.

     Increased number of operators providing services. Increasing demand, lower network implementation costs, and the availability of additional spectrum have led to as many as five service competitors in some markets.

     New applications. In order to meet consumers' demands for instant access to information, a broad range of wireless services such as e-mail, faxing and Internet access is now being offered through many wireless communication providers. Plans are already in place for adding higher speed, broadband data capability to wireless networks allowing for true multimedia wireless communications.

     STRAINS ON WIRELESS NETWORKS

     As the number of wireless subscribers increases and the wireless data delivery market proliferates, significant demand will be placed on today's wireless infrastructure. In order to effectively compete and maximize network utilization, service providers must be able to cost-effectively increase the capacity of their wireless networks and improve the signal quality of the radio frequency (RF) signals between subscribers and base stations.

     A wireless network consists of a number of adjoining cells that form a service provider's geographic coverage area. The communication is switched from cell to cell as the user moves within the geographic area. Each cell has a base station, which is a basic building block of a wireless network. Base stations house the complex electronic equipment required to receive and transmit radio signals for multiple voice and data transmissions. The user is "linked" to the closest base station on RF channels, one for the "downlink" from the base station and another for the "uplink" to the base station. In early systems, this radio link used an "analog" communication scheme. Today these are called first generation (1G) systems. In the early 1990's, service providers began to install systems with "digital" communications schemes. These are known as second generation (2G) systems. Early implementation is now underway for 3G systems which will enable high speed data communications for broadband, multimedia applications. A transition phase, known as 2.5G, will precede full 3G in many markets. In all communications schemes, the signal quality on the uplink is improved by placing a filter and a low noise amplifier after the antenna and before the signal is further processed by the receiver. This "filter system" is intended to reject unwanted signals from adjacent bands (selectivity) and improve the ability of the receiver to detect low signals (sensitivity).

     Most present wireless networks were deployed at a time when subscriber penetration was low, the signals carried were only voice, only one other competitive service provider was present, and the typical handset was designed to transmit up to three watts of RF power. Networks were rural or urban. If rural, it was thought that little interference was present. If urban, it was thought that the sensitivity of the uplink signal was relatively unimportant. That conceptualization of the networks was convenient as conventional filtering allowed for good selectivity or good sensitivity, but not for both simultaneously.

     With high subscriber density and usage, multiple competing service providers, and plans for using wireless links for broadband information transmission, robust RF links are as important as new capacity for satisfying user needs. In rural and suburban areas, range and coverage ("holes" in the area covered, typically caused by terrain irregularities) have become issues. Consumers now use small portable handsets that transmit only 0.6 watt of power, thereby decreasing the effective range and coverage of existing base stations. The latest PCS networks operate in the 1900Mhz spectrum as compared with the 850Mhz spectrum for traditional cellular networks. The change in operating frequencies has diminished range and coverage due to lower signal propagation. Simultaneously, wireless service providers in both rural and urban areas are encountering greater interference due to increases in subscriber density and the number of competing users of the adjacent spectrum. The resulting poor call quality, dropped calls and call origination failures produces less than optimum system utilization (and ultimately revenue) and dissatisfied subscribers. In suburban and urban settings, site acquisition challenges are leading service providers to share cell towers with other service providers. This solves the siting issue, but exacerbates the interference issue which is already serious in these more densely populated areas. Service providers using TDMA, a digital protocol used by such service providers as AT&T Wireless Services, have been known to "guard band" their frequency allocation (not use frequencies at each end of the allocation) to solve the interference issue. This effectively reduces the capacity of their networks, as those frequencies are not available for communication. CDMA, a popular digital protocol used by such service providers as Verizon Wireless, which promises to be an important protocol for delivering future high speed data transmission for broadband applications, is sensitive to the power needed for signal transmission. More power, as is required for high speed data transmission, means fewer subscribers on line in the network, effectively lowering capacity.

OUR SOLUTION

     We believe that our SuperFilter(R) product family of filter systems currently offers solutions to some of the most serious signal quality and capacity problems facing the wireless communication industry. By using superconducting technology, the previously required tradeoff between interference rejection (selectivity) and ability to "hear" low signals (sensitivity) is eliminated. With SuperFilter(R) products, service providers can simultaneously enjoy high selectivity and excellent sensitivity. As a result, we:

     o Extend range and coverage, leading to higher minutes of usage and fewer dropped calls;
     o Improve in building coverage, reducing the need for expensive repeaters;
     o    Reduced interference on shared cell sites serving multiple carriers;
     o    Increase up-link limited CDMA base station capacity;
     o    Improve BER (bit error rate), allowing for higher data speeds; and
     o Reduce handset transmit power, increasing battery life or increasing data speeds.

     In extended use or field trials, our customers have reported the following results through the use of the SuperFilter(R) product:

     o    Call traffic increased by up to 101%;
     o    Dropped call percentage decreased by up to 40%;
     o    Calls achievable from previous "dead" spots;
     o    Increase in average call duration by up to 33%;
     o    Increased base station range by up to 40%; and
     o    Handset power reduced by up to 50%.

OUR STRATEGY

     Our objective is to become the leading designer, manufacturer, and marketer of high-performance, link enhancement solutions for the global wireless communication market. The primary elements of our strategy to achieve this objective include the following:

     o Enhance and Extend Current Product Offerings. There is an increasing demand for faster, smaller, and more economical and sophisticated wireless communication technology. In response to this demand, we expect to use our technical expertise to expand our core product functionality (uplink enhancement), including adding products to our existing SuperFilter(R) product family, such as our new platform for 2.5G and 3G markets. As part of this strategy, we plan to develop strategic relationships with wireless communication providers and OEMs to assist us in bringing these product lines to market and gaining market acceptance.

     o Expand Domestic and International Sales Channels. We intend to continue to expand our sales efforts to domestic wireless communication providers and OEMs. Additionally, we expect to expand our international distribution channels.

     o Enhance Our Productivity and Lower Our Costs. We intend to continue developing our manufacturing infrastructure and organization to meet our expected production requirements. We plan to continue manufacturing in-house certain key components of our products. We believe that this will enable us to (1) produce highly reliable, quality products, (2) protect the proprietary nature of our technology and processes, (3) properly control our manufacturing processes and (4) achieve significant cost reductions.

     o Maintain Our Focus on Technical Excellence and Innovation. We are committed to maintaining our leadership role in the wireless communication market for link enhancement. In order to extend and protect our technology, we will continue to seek patent protection and/or licenses of key technology owned by others. We also will continue to engage in government R&D contracts to fund our commercial technology and product development.

     o Pursue Strategic Partnerships, Alliances and Acquisitions. In addition to our internal development efforts, we may acquire new products and technologies that address complementary issues in the wireless communications market such as "downlink" enhancement and "link balancing".

OUR WIRELESS PRODUCTS

     Our SuperFilter(R) family of filter systems is designed to be installed in wireless base stations on the uplink path between the antenna and the receiver. These filter systems are intended to reject interfering signals from adjacent bands (selectivity) and improve the ability of the receiver to detect low signals (sensitivity). This ability to simultaneously deliver high selectivity and high sensitivity results from the use of superconducting technology in our designs. Each of our SuperFilter(R) systems is a self-contained unit that can be retrofitted into existing base stations or incorporated into new base stations regardless of the signaling scheme used or the base station equipment supplied by the systems manufacturers (OEMs). Each system includes a "pak" of filters and low noise amplifiers for each antenna to which the system will be connected, with the filter paks all packaged in a vacuum sealed container called a "dewar", and cooled by a Stirling cryogenic cooler. These components are assembled into an enclosure with electronic circuitry which controls the operation of the unit. Base stations in lightly populated rural areas will operate with two antennas. In more densely populated suburban and urban areas, service providers will "sectorize" each cell and thereby require six antennas. As a result, we supply two pak systems and six pak systems, which differ principally in the number of filter paks incorporated in the dewar.

     In 1997, we introduced our TWO-Pak SuperFilter(R) system for application in the B band segment of the wireless market. (In the U.S., two cellular bands have been established in each metropolitan and rural serving area of the market, the A band and the B band.) In 1998, we introduced our TWO-Pak SuperFilter(R) system for application in the A band segment of the wireless market. In 1999, we introduced our first SIX Pak SuperFilter(R) system for both A and B Band, In early 2000, we introduced enhanced filters for both bands that even further improve selectivity. Although we already have the smallest platform in the industry, we also announced the forthcoming introduction of a new half sized platform that will be available with our first 2.5G and 3G systems.

     We believe that in addition to providing outstanding filtering performance, our ability to compete is dependent on issues such as size, cost, power consumption and reliability. We believe that our present SuperFilter(R) systems are the smallest, least costly, and lowest power consuming superconducting filter systems on the market and are highly reliable. We expect our new 3G SuperFilter(R) systems will be less than half the size (only 0.7 cubic feet) of present systems with even lower cost and lower power consumption.

     The small size and low power consumption of our SuperFilter(R) systems is partially the result of our choice of cooling technology. In order to incorporate a compact, efficient and reliable cooling system, we developed a proprietary Stirling cryogenic cooler. About the size of a wine bottle, the cooler utilizes helium gas as both the lubricant and coolant. This eliminates the use of oils and grease, often used in other cryogenic cooling systems, and therefore it requires no scheduled maintenance. This cooler requires approximately 100 watts of power, about the amount used by a standard electric light bulb, and much less than other commonly used cryogenic systems.

MARKETING AND SALES

     We presently sell solutions to wireless communication service providers in the Americas and have plans to expand worldwide. Our earliest experience was with small rural providers who had the most immediate need for the SuperFilter(R) for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999 and 393 systems in 2000, in spite of a shift in our sales focus to the large service providers where the sales cycle requiring numerous trials, is very long. This shift in focus was undertaken to begin a move to the suburban and urban markets where the majority of base stations are located and where the need for interference rejection is greatest. In mid 1999, we signed a five-year supply agreement with U.S. Cellular Corporation, one of the five largest service providers in the country. More recently, in March, 2000, we signed a supply agreement with Alltel Corporation, an even larger service provider.

     We sell using a direct sales force in the U.S. and internationally. We plan to supplement our direct sales by building a network of international distributors. We also demonstrate our products at trade shows, participate in industry conferences, utilize advertising and direct mailings, and provide technical and application reports to recognized trade journals. Our product information in the form of website, brochures, data sheets, application notes, trade journal reports, product photos and press releases is updated as necessary. Our sales and marketing efforts are supplemented by a team of engineers who manage field trials and initial customer installations, educate customers and work to forecast future application needs and product opportunities.

BACKLOG

     We had a backlog of $746,000 at December 31, 2000, as compared to no backlog at December 31, 1999. We include in our backlog all the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the customer without significant penalty. We regularly review our backlog of orders to ensure that our backlog adequately reflects product orders expected to be shipped within a six-month period. We also had an additional $5.8 million of bookings at December 31, 2000 under a $7.8 million purchase order from U.S. Cellular with unscheduled delivery dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-Cash Charges for Warrants Issued To U.S. Cellular" for a discussion of the accounting for this purchase order.

OUR TECHNOLOGY

     SUPERCONDUCTING TECHNOLOGY

     We use superconducting technology to improve both the selectivity (rejection of adjacent band interference) and the sensitivity (ability to hear better) of a base station receiver. Superconductors are materials that have the ability to conduct electrical energy with little or no resistance when cooled to "critical" temperatures. In contrast, electric currents that flow through normal conductors encounter resistance that requires power to overcome and generates heat. Substantial improvements in the performance characteristics of electrical systems can be made with superconductors, including reduced power loss, lower heat generation and decreased electrical noise. As these properties have been applied to radio and microwave frequency applications, new products, such as wireless filters, have been developed that can be extremely small, highly sensitive and highly frequency selective.

     The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (one of the members of our Board of Directors and Chairman of our Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures, below 23K (-250(Degree)C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243(Degree)C) were discovered. In early 1987, yttrium barium copper oxide ("YBCO") was discovered, which has a critical temperature of 93K (-180(Degree)C). Shortly thereafter, thallium barium calcium copper oxide ("TBCCO") was discovered, which has a critical temperature of 125K (-148(Degree)C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196(Degree)C), or the point at which nitrogen liquefies. These high critical temperatures allow superconductors to be cooled using less expensive and more conventional refrigeration processes. Our company was formed following this discovery for the initial purpose of developing and commercializing high temperature superconductors.

     HOW WE DEVELOP OUR TECHNOLOGY

     As part of our strategy to maintain our technological leadership, we have focused our research and development activities on high temperature superconducting (HTS) materials, RF circuitry, and cryogenics design and product application. We have internally developed our key technologies from a standard set of technology platforms. We utilize a proprietary manufacturing process for HTS thin-film production, the base material for our filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is incorporated, with our cryogenic cooler, and then integrated with the necessary control electronics into a complete system for simple adaptation into new or existing wireless communications base stations. We believe that our filter systems provide our targeted markets with the smallest and most cost-effective products and that we are the only superconducting company that develops and manufactures all of these key components.

     HTS MATERIALS

     A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. We primarily utilize TBCCO, which has one of the highest known critical temperatures, allowing for reduced cooling needs in order to achieve superconducting properties. We hold a worldwide exclusive license, in all fields of use, to TBCCO formulations covered by patents held by the University of Arkansas through a license agreement. As part of our strategy to stimulate the development and use of TBCCO, we granted DuPont a non-exclusive worldwide sublicense to develop processes and market TBCCO thin-films. Thin-film superconductors are the base materials used by us to produce RF components, such as wireless communications filters. We hold nine patents for technologies related to thin-film production. We believe that the process technology we have developed produces state of the art HTS thin-films of the highest quality.

     RF CIRCUITRY

     We have devoted a significant portion of our engineering resources to design and model the complex RF circuitry that is basic to our products. Our RF engineering team is led by Vice President of Engineering Neal O. Fenzi, and includes Drs. Gregory Hey-Shipton and George Matthaei, recognized leaders in RF filter design. In addition, Dr. J. Robert Schrieffer, a Nobel laureate, is head of our Technical Advisory Board. The expertise of this highly qualified team has allowed us to design and fabricate very precise individual components, such as RF signal filters. We have implemented computer simulation systems to design our products and this RF circuitry design has allowed us to produce extremely small, high-performance circuits. Some of our design and engineering innovations have been patented; others are the subjects of pending patent applications. We believe that our RF engineering expertise provides us with a unique competitive advantage.

     CRYOGENIC COOLING TECHNOLOGY

     The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Although such technology had been used successfully in military applications in the past, no such cryogenic cooler was previously commercially available. In response to this, we developed a low-cost, low-power cooler designed to cool to 77K (-196(Degree)C) with sufficient heat dissipation for our superconducting applications. Our cryogenic cooler has a target life of over seven years. Its development was based in part on patents licensed by us from Sunpower, Inc. We believe that our internally-developed cryogenics allow us to offer a cooler that is both compact and reliable enough to meet wireless industry standards and provide us with a significant competitive advantage.

     CRYOGENIC PACKAGING

     Cooling to cryogenic temperatures requires proper thermal isolation and packaging. Any superconducting or other cryogenically cooled device must be maintained at its optimal operating temperature, and its interaction with higher temperature components must be controlled. We have developed several thermal isolation technologies to satisfy this requirement.

HOW WE USE GOVERNMENT CONTRACTS TO FUND TECHNOLOGY DEVELOPMENT

     Our strategy is to pursue government research and development contract awards which complement our commercial product and technology development. For example, we are currently working on project to develop rapid tuning of superconducting filters funded by the Defense Advanced Research Project Agency (DARPA). This capability would greatly increase the effectiveness of our systems in blocking interference in both government and commercial applications.

     Since our inception in 1987, 83% of our net revenues have been from research and development contracts, sales directly with the U.S. government or resellers to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We have extensively marketed to various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from DARPA through the Office of Naval Research.
In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, or SBIR, program. We have been awarded 32 Phase I SBIR contracts, each of which typically generates from $70,000 to $100,000 of revenues. We have been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us over $61 million of revenue.

OUR MANUFACTURING CAPABILITIES

     We currently manufacture all of our SuperFilter products at our facilities in Santa Barbara, California. In 1998, we opened a new 18,000 square foot state of the art manufacturing facility in Santa Barbara. If the demand for our products grows, we will need to increase our internal manufacturing capacity and our materials purchase, internal testing and quality assurance functions. We have plans in place to expand our manufacturing capacity as demand increases and may subcontract some of our assembly processes.

     Some of our manufacturing processes, including thin-film production, are performed in "clean rooms." Other manufacturing stages, including system assembly, are conducted in a standard manufacturing environment. We have demonstrated a proprietary manufacturing process for thin-film TBCCO materials that we believe is scaleable for high volume production. We have established a production operation, which we use to produce TBCCO thin films on wafers for wireless electronics applications. We currently purchase wafers for growth of our HTS thin films from a single supplier. Our radio frequency circuitry is designed, modeled and tested by internal engineering resources. We have in-house capabilities to pattern the superconducting material and all other aspects of radio frequency component production, including packaging the filters. We also have in-house capabilities to manufacture our cryogenic coolers at a pace consistent with current quantity requirements.

INTELLECTUAL PROPERTY

     We regard elements of our manufacturing processes, product design and fabrication equipment as proprietary and seek to protect our rights in them through a combination of patent, trademark, trade secret and copyright law and internal procedures and non-disclosure agreements. We also seek licenses from third parties for HTS materials and processes used by us, which have been patented by other parties. We believe that our success will depend, in part, on the protection of our proprietary information, patents and the licensing of key technologies from third parties.

     We have focused our development efforts on TBCCO. We have an exclusive worldwide license (including the right to sublicense) under several U.S. patents which have been issued to the University of Arkansas covering TBCCO, subject to the University of Arkansas' right to conduct research related to the patents. The consideration for the license included $250,000 in cash, prepaid royalties of $750,000 through April 1995 and an aggregate of 200,000 shares of our common stock. We are obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum, and royalties of 35% of sublicense revenues received by us. In the event that we fail to pay minimum annual royalties, this license automatically becomes non-exclusive. These royalty obligations cease in 2009.

     In January 1993, as part of our strategy to stimulate the development and use of TBCCO, we granted DuPont a non-exclusive worldwide sublicense to develop processes and market TBCCO thin-films. DuPont pays us royalties on sales of TBCCO thin-films or devices containing TBCCO thin-films. In the event that we grant another sublicense to a third party on more favorable terms, we will be obligated to extend those terms to DuPont. The term of this sub-license is the same as the terms of our license from the University of Arkansas, except that the sublicense is terminable by DuPont upon 30 days' notice to us of DuPont's desire to terminate. DuPont and their customers are current or potential competitors of ours, and we can give no assurance that these sublicenses will not materially and adversely affect our financial condition.

     As of December 31, 2000, we held 29 U.S. patents. Twelve of these patents are for technologies directed toward producing thin-film materials, including our proprietary thin-film process for TBCCO production, expiring in 2008 to 2016. In addition, we currently hold nine U.S. patents for circuit designs expiring in 2010 to 2017 and eight U.S. patents covering cryogenics and packaging expiring in 2012 to 2018. As of December 31, 2000, we had nine U.S. patents pending, including five covering our designs and four related to cryogenics and packaging.

     As of December 31, 2000, we held 23 foreign patents. Eleven of these patents are for technologies directed toward producing thin-film materials, including our proprietary thin-film process for TBCCO production, expiring in 2008 to 2016. In addition, we currently hold four foreign patents for circuit designs expiring in 2010 to 2017 and eight foreign patents covering cryogenics and packaging expiring in 2012 to 2018. As of December 31, 2000, we had sixteen foreign patents pending, including eight covering our designs and five related to cryogenics and packaging.

     We have trade secrets and unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

     We own a federally registered trademark to the name SuperFilter(R). We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our trademarks.

COMPETITION

     The wireless communication market is intensely competitive. We face competition in various aspects of our technology and product development and in each of our targeted markets. Our current and potential competitors include conventional RF filter manufacturers and both established and newly-emerging companies developing similar or competing superconducting technologies. We compete primarily with Conductus, Inc. and Illinois Superconductor Corporation with respect to our superconducting filter systems. We also compete with alternative means of enhancing base stations' range and selectivity other than by a superconducting filter. The primary competition from alternative means comes from tower mount and ground mount amplifiers and "smart" antennas. Tower mount and ground mount amplifiers pass the signal received by the antenna through a broad low level filter, which then amplifies the signal. These units are produced by a number of companies, which include most of the OEMs of base stations such as Motorola, Lucent, Nortel and Nokia. Filter manufacturers including Allen Telecom and Celwave also produce these units. The "smart" antennas allow the antennas to focus on the signal they are trying to receive to enhance the ability to receive the signal. Among the companies that produce these systems are Metawave and Arraycom.

     In addition, we currently supply components and license technology to large companies and industry leaders that may decide to manufacture or design their own superconducting components instead of purchasing or licensing our technology. We compete with DuPont and Amtel, a Japanese consortium, among others, with respect to our HTS materials. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts. We expect increased competition both from existing competitors and a number of companies that may enter the wireless communications market.

EMPLOYEES

     We employed a total of 178 persons as of December 31, 2000: 103 in manufacturing, 39 in research and development, 20 in sales and marketing and 16 in administration. Nine of our employees have Ph.D.s, and fifteen others hold advanced degrees in physics, materials science, electrical engineering and related fields. Our employees are not represented by a labor union, and we believe that our employee relations are good.

     We are highly dependent upon the efforts of our senior management. Due to the specialized technical nature of our business, we are also highly dependent upon our ability to attract and retain qualified technical personnel, primarily in the areas of wireless communications. The loss of the services of one or more members of our senior management or technical teams could hinder our ability to achieve our product development and commercialization objectives. There is intense competition for qualified personnel in our market areas and we can give no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business.

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

ITEM 2. PROPERTIES.

     The Company's primary operations, including its manufacturing line, are located in approximately 36,000 square feet of space in Santa Barbara, California. The Company occupies approximately 33,000 square feet of this space under a lease that expires on December 31, 2009. The remaining 3,000 square feet is occupied under a lease that expires in January 2002. The Company also leases regional sales offices in Illinois, Texas and Washington on annual terms. The Company believes its facilities will be adequate to meet its current and reasonably anticipated needs for approximately the next year. During the current year, the Company plans to pursue significant additional space to supplement its main facility for planned growth in 2002. The Company believes that suitable space will be available at a reasonable cost in Santa Barbara or other nearby areas.

ITEM 3. LEGAL PROCEEDINGS

     We are not presently involved in any litigation or arbitration proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of the Company's stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

     The Company's common stock is listed on The NASDAQ Stock Market(R) under the symbol "SCON". The following table sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported on The NASDAQ Stock Market(R).


                                                                     HIGH          LOW
                                                                     ----          ---
         1998
        Quarter ended March 28, 1998 ........................      $   3.75      $   2.50
        Quarter ended June 27, 1998 .........................      $   6.63      $   3.41
        Quarter ended September 26, 1998 ....................      $   6.56      $   4.00
        Quarter ended December 31, 1998 .....................      $   5.75      $   3.25

         1999
        Quarter ended April 3, 1999 .........................      $   4.63      $   3.25
        Quarter ended July 3, 1999 ..........................      $   3.88      $   2.19
        Quarter ended October 2, 1999 .......................      $   5.50      $   2.63
        Quarter ended December 31, 1999 .....................      $   5.22      $   2.69

         2000
        Quarter ended April 1, 2000 .........................      $ 115.00      $   4.38
        Quarter ended July 1, 2000 ..........................      $  42.25      $  11.06
        Quarter ended September 30, 2000 ....................      $  40.00      $  16.88
        Quarter ended December 31, 2000 .....................      $  19.50      $   2.66

         2001
        Quarter ended March 31, 2001 (through March 28, 2001)       $  10.44      $  3.00


HOLDERS OF RECORD

     As of March 26, 2001, we had approximately 160 holders of record of our common stock. We estimate that there are more than 16,000 round lot beneficial owners of our common stock.

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

SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of 2000, we did not issue any equity securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 14 of Part IV of this Report.


                                                                           YEAR ENDED DECEMBER 31,
                                                      1996            1997           1998            1999           2000
                                                      ----            ----           ----            ----           ----
                                                                    (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Revenues:
Net commercial product revenues ................      $    250       $    175       $  1,954       $  2,053       $  5,303
Government contract revenues ...................         7,104          8,104          6,029          5,059          4,643
Sub license royalties ..........................            38             38           --               10             10
                                                      --------       --------       --------       --------       --------
   Total net revenues ..........................         7,392          8,317          7,983          7,122          9,956

Costs and expenses:
   Cost of commercial product revenues .........          --             --            5,873          6,848         15,710
Contract research and development ..............         5,721          6,218          4,693          3,427          4,235
   Other research and development ..............         2,260          1,809          1,161          1,747          2,633
   Selling, general and administrative .........         2,967          4,076          5,435          5,664          8,225
   Non-recurring charges .......................          --             --             --             --              132
                                                      --------       --------       --------       --------       --------
      Total costs and expenses .................        10,948         12,103         17,162         17,686         30,935
                                                      --------       --------       --------       --------       --------

Loss from operations ...........................        (3,556)        (3,786)        (9,179)       (10,564)       (20,979)
Other income (expense), net ....................            85            245             17           (311)           323
                                                      --------       --------       --------       --------       --------

Net loss .......................................        (3,471)        (3,541)        (9,162)       (10,875)       (20,656)

Less deemed and cumulative preferred stock
   dividends ...................................          --             --             (271)        (1,364)        (2,203)
                                                      --------       --------       --------       --------       --------
Net loss available to common stockholders ......        (3,471)        (3,541)        (9,433)       (12,239)       (22,859)
   before cumulative effect of accounting change

Cumulative effect of accounting change on ......          --             --             --             --          (10,612)
                                                      --------       --------       --------       --------       --------
   preferred stock beneficial conversion feature
Net loss available to common stockholders ......      ($ 3,471)      ($ 3,541)      ($ 9,433)      ($12,239)      ($33,471)
                                                      ========       ========       ========       ========       ========

Basic and diluted net loss per share:

Net loss per common share before cumulative
   effect of accounting change .................      ($  0.57)      ($  0.46)      ($  1.22)      ($  1.58)      ($  1.42)

Cumulative effect of accounting change .........          --             --             --             --            (0.67)
                                                      --------       --------       --------       --------       --------

Net loss per common share ......................      ($  0.57)      ($  0.46)      ($  1.22)      ($  1.58)      ($  2.09)
                                                      ========       ========       ========       ========       ========

Weighted average number of shares
   Outstanding .................................         6,117          7,701          7,725          7,744         16,050


                                                                                  DECEMBER 31,
                                                          1996            1997           1998            1999           2000
                                                          ----            ----           ----            ----           ----
  BALANCE SHEET DATA:
  Cash and cash equivalents.....................         $6,871           $3,537          $310              $66       $31,824
  Working capital...............................          7,178            3,500         1,349              (13)       36,186
  Total assets..................................         13,344           10,087        12,509           11,085        46,761
  Long-term debt, including current portion.....             77               13         1,112              961           751
  Redeemable preferred stock....................             --               --         8,982           17,125            --
  Total stockholders' equity (deficit)..........         11,290            8,166        (1,197)         (11,656)       38,409






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We develop, manufacture and market high performance products to service providers, systems integrators and original equipment manufacturers in the wireless telecommunications industry. Our primary product line is the SuperFilter(R) System. The SuperFilter(R) System is used in wireless base stations to filter and amplify the signals received at the antenna from subscribers' handsets. It is designed to meet the growing demands of the wireless communication market for improved coverage, greater capacity, and reduced interference. It accomplishes these needs through the combination of specialized filters utilizing high temperature superconducting technology with a proprietary cryogenic cooler and a cooled low noise amplifier in a highly compact system. The SuperFilter(R) System offers significant advantages over conventional filter systems. As a result, service providers benefit from lower capital and operating costs and higher minutes of use, the latter a result of subscribers experiencing better call quality, fewer dropped calls and higher speed data transmissions.

     From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter(R) in 1997 and shipped more than 390 units in 2000. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $68 million from inception to December 31, 2000.

     Our backlog consists of accepted product purchase orders scheduled for delivery within six months. We had a backlog of $746,000 at December 31, 2000, as compared to no backlog at December 31, 1999. We also had an additional $5.8 million of bookings at December 31, 2000 under a $7.8 million purchase order from U.S. Cellular with unscheduled delivery dates. See subsection below entitled "Non-Cash Charges for Warrants Issued to U.S. Cellular" for a discussion of the accounting for this purchase order.

RESULTS OF OPERATIONS

     2000 AS COMPARED WITH 1999

     Net revenues increased by $2.9 million, or 40%, from $7.1 million in 1999 to $10.0 million in 2000. The increase is due to higher commercial product revenues, partially offset by lower government contract revenues.

     Net commercial product revenues consist of gross commercial product sales proceeds less discounts and an allocation of proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. For a discussion of the allocation to warrants, please read the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations --Non-Cash Charges for Warrants Issued To U.S. Cellular." The following table summarizes the calculation of net commercial product revenues for 1999 and 2000:


Dollars in thousands                                                    YEAR ENDED DECEMBER 31,
                                                                        ----------------------
                                                                          1999           2000
                                                                          ----           ----
Gross commercial product sales proceeds ..........................      $ 2,177       $ 7,647
   Less allocation of proceeds to warrants issued to U.S. Cellular         (124)       (2,295)
   Less sales discounts ..........................................         --             (49)
                                                                        -------       -------
Net commercial product revenues ..................................      $ 2,053       $ 5,303
                                                                        =======       =======


     Net commercial product revenues increased by $3.2 million, or 159%, from $2.1 million in 1999 to $5.3 million in 2000. This increase is the result of increased sales of our SuperFilter products and a shift in the product mix toward higher-priced SIX-Pak units. The increase in gross commercial product sales proceeds was partially offset by $2.3 million in 2000 and $124,000 in 1999 to reflect an allocation of proceeds to warrants issued to U.S. Cellular in connection with those sales. The warrant charges increased because of growing product shipments to U.S. Cellular and a dramatic increase in our stock price during 2000.

     Government contract revenues decreased by $416,000, or 8%, from $5.1 million in 1999 to $4.6 million in 2000. We expect government contract revenues to decline as we focus more of our research and development resources on our commercial business. We plan to focus our future government contract work on projects that have applications to our commercial product business.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues was $15.7 million for 2000, including an accrued non cash loss of $4.2 million relating to the purchase order received from U.S. Cellular and other non-cash warrant charges relating to U.S. Cellular of $482,000. Please read the subsection below entitled "Non-Cash Charges for Warrants Issued To U.S. Cellular." Excluding the non-cash charges relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased $4.1 million, or over 60%, from $6.9 million for 1999. This increase results from increased units shipments and higher costs associated with ramping up the Company's manufacturing abilities, partially offset by lower material costs and the effect of increased manufacturing efficiencies.

     We generate negative gross margins on our SuperFilter products at current sales levels primarily due to fixed manufacturing overhead costs. Based on current prices, expected product mix and costs, we estimate that we will achieve positive gross margins when product sales reach approximately 200 systems per quarter. We expect to reach this level sometime in the second half of 2001.

     Contract research and development expenses increased by $808,000, or 24%, from $3.4 million in 1999 to $4.2 million in 2000. Contract research and development expenses as a percentage of related revenues totaled 91% for 2000, as compared with 68% last year. The percentage increase is due to higher expenses associated with a completed contract, the effect of spreading fixed expenses over a lower revenue base and the increased use of subcontractors.

     Other research and development expenses increased by $886,000, or 51%, from $1.7 million in 1999 to $2.6 million in 2000. This increase is due to increased spending on product line expansion, further development of the SuperFilter product line and product cost reduction efforts.

     Selling, general and administrative expenses increased by $2.6 million, or 45%, from $5.7 million in fiscal 1999 to $8.2 million in fiscal 2000. This increase results primarily from increased corporate development, domestic and international marketing and sales efforts, management recruitment activities, occupancy expenses, the implementation of a management incentive program, liability insurance premiums and expenses associated with distributing annual meeting information to a larger shareholder base.

     Non-recurring charges of $132,000 consist of the write off of deferred offering expenses in the second quarter of 2000.

     Interest income increase to $806,000 in 2000, as compared to $21,000 in the prior year, due to higher levels of cash available for investment.

     Interest expense increased by $151,000, or 45%, from $332,000 in 1999 to $483,000 in 2000 and resulted from new financing agreements in 1999 and 2000.

     The Company had a net loss of $20.7 million for the year ended December 31, 2000, as compared to $10.9 million for the prior year. Excluding the effect of the allocation of sales proceeds to warrants and loss accrual relating to the long-term sales contract with U.S. Cellular, the Company would have had a net loss of $13.6 million in 2000 as compared to $10.8 million in the prior year.

     The net loss available to common shareholders of $33.5 million, or $2.09 per share, for fiscal 2000 included $10.6 million for the non-cash cumulative effect of an accounting change and $2.2 million of non-cash deemed dividends on preferred stock. The net loss available to common shareholders of $12.2 million, or $1.58 per share, for fiscal 1999 included $1.4 million for non-cash dividends and other deemed distributions to preferred stockholders. Excluding the effect of these non-cash items and those in the preceding paragraph, the loss per share for 2000 totaled $0.85 per share as compared to $1.39 per share last year.

     1999 AS COMPARED WITH 1998

     Total net revenues decreased by $861,000, or 11%, from $8.0 million in 1998 to $7.1 million in 1999. Lower government contract revenues were only partially offset by increased net commercial product revenues.

     The following table summarizes the calculation of net commercial product revenues for fiscal 1998 and 1999:


                                                                       EAR ENDED DECEMBER 31,
Dollars in thousands                                                    ---------------------
                                                                          1998         1999
                                                                        -------      -------
Gross commercial product sales proceeds ..........................      $ 1,954      $ 2,177
   Less allocation of proceeds to warrants issued to U.S. Cellular         --           (124)
                                                                        -------      -------
Net commercial product revenues ..................................      $ 1,954      $ 2,053
                                                                        =======      =======

     Net commercial product revenues increased by $99,000, or 5%, from $2.0 million in 1998 to $2.1 million in 1999. This increase is the result of higher sales of our SuperFilter products and a shift to higher priced units, partially offset by decreasing average selling prices due to competitive pricing pressures. Gross commercial product sales proceeds were reduced by $124,000 in 1999 to reflect an allocation of the proceeds from sales to U.S. Cellular to the warrants vesting in connection with those sales. For a discussion of the allocation of proceeds to the warrant, please read the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations --Non-Cash Charges for Warrants Issued To U.S. Cellular."

     Government contract revenues decreased by $970,000, or 16%, from $6.0 million in 1998 to $5.1 million in 1999. This decrease is attributable to the completion of certain government programs.

     The cost of commercial product revenues increased by $975,000, or 17%, from $5.9 million for 1998 to $6.8 million in 1999. The increase reflects the larger number of commercial product shipments partially offset by lower manufacturing costs.

     Contract research and development expenses decreased by $1.3 million, or 27%, from $4.7 million in 1998 to $3.4 million in 1999 and is attributable to the decrease in government contract activity.

     Other research and development expenses increased by $586,000, or 50%, from $1.2 million in 1998 to $1.7 million in 1999. This increase is due to increased spending on product line expansion, further development of the SuperFilter product line and product cost reduction efforts.

     Selling, general and administrative expenses increased by $229,000, or 4%, from $5.4 million in 1998 to $5.7 million in 1999, due to increased promotional and sales efforts relating to the Company's SuperFilter(R) products.

     Interest income decreased by $58,000 or 73%, from $79,000 in 1998 to $21,000 in 1999 due to less cash available for investment purposes.

     Interest expense increased by $270,000, or over 100%, from $62,000 in 1998 to $332,000 in 1999. This increase occurred as the Company entered into new working capital financing agreements and increased borrowings for working capital needs in 1999.

     The Company had a net loss of $10.9 million for the year ended December 31, 1999, as compared to $9.2 million for the prior year. The net loss available to common shareholders of $12.2 million, or $1.58 per share, for 1999 included $1.4 million for non-cash deemed dividends on preferred stock. The net loss available to common shareholders totaled $9.4 million, or $1.22 per share, for 1998 and included $271,000 for non-cash dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by approximately $31.8 million from $66,000 on December 31, 1999 to $31.8 million on December 31, 2000. The increase results from the cash received from private placements of convertible preferred stock and related warrants and common stock to institutional investors and the proceeds from the exercise of outstanding warrants and stock options. These amounts were partially offset by cash used in operations and investing activities and the pay down of the line of credit.

     Cash used in operations totaled $14.5 million in 2000. We used $11.8 million to fund the cash portion of our net losses. We also used cash to fund a $2.1 million increase in accounts receivable and a $1.0 million increase in inventory. Cash used in operations in 1999 totaled $9.7 million and was used primarily to fund operating losses of $9.2 million net of non-cash adjustments.

     Net cash used in investing activities totaled $2.2 million in fiscal 2000 and related to the purchase of manufacturing equipment. Net cash provided by investing activities totaled $285,000 in fiscal 1999 and resulted from the purchase of equipment offset by the proceeds of $900,000 from the sale and leaseback of certain production equipment.

     Net cash provided by financing activities totaled $48.4 million in fiscal 2000. Cash received from private sales of common stock and preferred stock, as well as from the exercise of outstanding warrants and stock options, totaled $50.1 million and was partially offset by the net reduction in borrowings of $1.7 million. In the same period of 1999, cash provided by financing operations totaled $9.2 million and primarily resulted from private sales of preferred stock and short term borrowings, partially offset by payments due on long-term obligations.

     On September 29, 2000, we raised net proceeds of $35.1 million from the private sale of 37,500 shares of a newly created Series E Convertible Preferred Stock and warrants to purchase up to an additional 1,044,568 shares of common stock.

     The preferred stock is non-voting, has a stated value and liquidation preference of $1,000 per share, and is convertible into common stock at an initial conversion price of $17.95 per common share until June 29, 2001. After that date, the preferred stock is convertible at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to a floor. The preferred stock automatically converts into common stock on the second anniversary of the closing. Based on the current conversion price of $17.95 per common share, the preferred stock is convertible into 2,089,136 shares of common stock. The optional and automatic conversions of preferred stock are limited to an aggregate maximum of 3,554,656 shares of common stock. The preferred stock carries a 7% conversion premium, payable upon conversion in cash or common stock subject to certain limitations, at our option.

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

     During fiscal 2000, the holders of the Series A-2, A-3, B-1, C and D Redeemable Convertible Preferred Stock converted their holdings into 5,633,901 shares of common stock. As an inducement to convert their preferred shares into common stock, we issued the Series A-2, A-3 and C preferred stockholders warrants to purchase 250,000 shares of common stock. The issuance of these warrants is considered a deemed distribution to the preferred stockholders and, therefore, the fair market value of the warrants of $1.5 million is considered in the computation of the net loss per share.

     We also have a revolving line of credit available that matures on December 20, 2001. The line of credit cannot exceed the lesser of (i) $2.5 million or
(ii) 80% of eligible accounts receivable. The line of credit bears interest at prime rate (9.5% at December 31, 2000) plus 1%, requires that certain financial and business covenants be maintained and is collateralized by substantially all of the Company's assets.

     We are prohibited from paying any dividends on, or repurchasing any shares of, common stock under the terms of our Series E Preferred Stock.

         At December 31, 2000, we had cash commitments for the purchase of fixed assets totaling $933,000. To meet the anticipated continued increase in demand for our products, we expect to invest $3.6 to $4.6 million for equipment in 2001. In addition, increased sales will require that higher inventory and accounts receivable balances be maintained. We expect our existing cash resources, together with our line of credit, will be sufficient to meet our cash needs into 2002.

NON-CASH CHARGES FOR WARRANTS ISSUED TO U.S. CELLULAR

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation ("U.S. Cellular") where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes, we are allocating proceeds from sales under this agreement between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues. U.S. Cellular vested in the right to purchase 48,980 shares of common stock for product purchases in 1999 and 53,460 shares of common stock for product purchases in 2000. As a result, we allocated $124,000 of sales proceeds to vesting warrants in 1999 and $1,660,000 of sales proceeds to vesting warrants in 2000. We also allocated $482,000 to cost of commercial product revenues in the second quarter of 2000 for the estimated value of vesting warrants in excess of related sales to U.S. Cellular.

     In September 2000, the Company received a $7.8 million noncancelable purchase order from U.S. Cellular for SuperFilter(R) systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and U.S. Cellular has no other obligations to the Company.

     We estimated the fair value of the warrants vesting upon receipt of this order at $5,635,000 using the Black-Scholes option-pricing model and recorded this amount as a deferred warrant charge in the statement of stockholders' equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. In 2000, we allocated sales proceeds of $1,118,000 for shipments under this purchase to the deferred warrant charge and recorded sales proceeds of $1,765,000 as commercial product revenues.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeds related revenue by $5.3 million. We included the resulting loss in the results of operations for the year ended December 31, 2000. In addition, through December 31, 2000, we amortized $1,059,000 of this reserve against the cost of product delivered under this purchase order.

     The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the years indicated:


Dollars in thousands                                                                   YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                    1998           1999         2000
                                                                                    ----           ----         ----
Warrants issued to U. S. Cellular  allocated from gross commercial
   product  sales proceeds through September 14, 2000 ......................      $    --        $     124     $ 1,177
Warrants issued to U.S. Cellular  allocated from gross commercial
   product  sales proceeds subsequent to September 14, 2000 ................           --             --         1,118
                                                                                  ---------      ---------     -------
   Total ...................................................................      $    --        $     124     $ 2,295
                                                                                  =========      =========     =======
Warrants issued to U.S. Cellular included in cost of commercial
   product revenue .........................................................           --             --       $   482
                                                                                  =========      =========     =======
Non-cash loss included in cost of commercial product revenues in
   September 2000 ..........................................................           --             --       $ 5,300
Amortization of non-cash loss against cost of commercial product
   revenues delivered to U.S. Cellular .....................................           --             --       ($1,059)
                                                                                  =========      =========     =======
Non-cash loss remaining at December 31, 2000 to be amortized against cost of commercial product revenues based on future products
deliverable to U.S Cellular ................................................      $    --        $    --       $ 4,241
                                                                                  =========      =========     =======


     As of December 31, 2000, U.S. Cellular had 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

NET OPERATING LOSS CARRYFORWARD

     At December 31, 2000, the Company had a federal net operating loss carryforward of approximately $78.4 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the "applicable federal funds rate", as defined in the Internal revenue Code) and the value of the corporation at the time of a "change of ownership" as defined by Section
382. We have not evaluated the circumstances under which the exercise of our outstanding warrants and options, combined with our private stock sales over the last few years, may trigger a "change in ownership" under Section 382. If this were to occur, it could significantly diminish the value of our net operating loss carryforwards by limiting the rate at which we would be permitted to offset them against any future taxable income.

FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities"; SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133 is required for the fiscal year beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

MARKET RISK

     The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives of other financial instruments for trading or speculation purposes.

     The Company relies on short-term variable rate debt obligations. As of December 31, 2000, the Company had no amounts outstanding under a variable rate revolving line of credit. The variable rate obligations are based on the lenders' prime rate plus 1%. Assuming $2.5 million borrowings against the revolving line of credit, an increase of one-half of a percentage point in the lenders' prime rate on January 1, 2001, and no principal payments for the remainder of the year, the Company's total interest expenses would increase by less than $13,000 for 2001 as compared to 2000.

     At December 31, 2000, the Company had $31.5 million invested in a money market account yielding approximately 6%. Assuming a 1% decrease in the yield on this money market account and no liquidation of principal for the year, the Company's total interest income would decrease $315,000 per annum.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve risks and uncertainties. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as "may," "will," "could," "should," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other comparable terminology.

     Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, but not limited to the following:

     o    fluctuations in product demand,
     o    the impact of competitive filter products, technologies and pricing,
     o    manufacturing capacity constraints and difficulties,
     o    market acceptance risks, and
     o    general economic conditions.

     Please read Exhibit 99 to this report entitled "Disclosure Regarding Forward-Looking Statements" for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

INFLATION

     The Company does not foresee any material impact on its operations from inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     All information required by this item is listed in the Index to Financial Statements in Part IV, Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption "Business--Executive Officers and Directors" and under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Executive Compensation -Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's year ended December 31, 2000.

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

                                                                                                            PAGE
                                                                                                            ----
               Report of Independent Accountants............................................................ F-1
               Balance Sheet as of December 31, 1999 and 2000................................................F-2
               Statement of Operations for the years ended December 31, 1998, 1999 and 2000..................F-3
               Statement of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000........F-4
               Statement of Cash Flows for the years ended December 31, 1998, 1999 and 2000..................F-5
               Notes to Financial Statements.................................................................F-6

          2. Financial Statement Schedule Covered by the Foregoing Report of Independent Public Accounts Statement.

               Schedule II - Valuation and Qualifying
               Accounts..............................................F-20


               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          3.   Exhibits.

      NUMBER    DESCRIPTION OF DOCUMENT
      ------    -----------------------

        3.1     Amended and Restated Certificate of Incorporation of the
                Company(10)
        3.2     Bylaws of the Registrant(11)
        4.1     Form of Common Stock Certificate(1)
        4.2     Form of Series A-2 Preferred Stock Certificate(9)
        4.3     Form of Series A-3 Preferred Stock Certificate(9)
        4.4     Form of Series B-1 Preferred Stock Certificate(9)
        4.5     Form of Series C Preferred Stock Certificate(9)
        4.6     Form of Representative's Warrant Agreement(1)
        4.7     Form of warrant issued to Van Kasper & Company(2)
        4.8 Form of warrant issued to holders Series A-2 and Series A-3 Preferred Stock(9)
        4.9     Form of warrant issued to holders of Series B-1 Preferred
                Stock(9)
        4.10    Form of warrant issued to holders of Series C Preferred Stock(9)
        4.11 Form of warrant issued in connection with the Exchange Agreement dated February 26, 1999(9)
        4.12 Form of warrant issued to Silicon Valley Bank dated December 21, 1998(9)
        4.13    Series C Preferred Stock Purchase Agreement dated March 5,
                1999(9)
        4.14 Second Amended and Restated Stockholder Rights Agreement dated February 26, 1999(9)
        4.15 Amended and Restated Registration Rights Agreement dated February 26, 1999(9)
        4.16 Registration Rights Agreement with Silicon Valley Bank dated December 21, 1998(9)
        4.17    Certificate of Designation for Series D Preferred Stock(11)
        4.18    Third Amended and Restated Stockholders Rights Agreement (11)
        4.19    Form of Series D Warrant(11)
        4.20    Form of Series D Stock Certificate(11)
        4.21 Warrant Issued to PNC Bank, National Association in connection with Credit Agreement(11)
        4.22 Registration Rights Agreement to United States Cellular Corporation(12)
        4.23    Form of Warrant to United States Cellular Corporation(12)
        4.24 Warrant Purchase Agreement dated December 1, 1999 with Wilmington Securities Corporation(14)
        4.25    Warrant Purchase Agreement dated December 1, 1999 with PNC
                Bank(14)
        4.26    Warrant Purchase Agreement dated January 12, 2000 with PNC
                Bank(14)
        4.27 Warrant Purchase Agreement dated February 9, 2000 with Wilmington Securities Inc.(14)
        4.28 Certificate of Designations, Preferences and Rights of Series E Convertible Stock(16)
        4.29 Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (16)
        4.30 Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (16)
        4.31 Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International 4.31 Investors, LDC.
                (16)
        4.32 Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (16)
        4.33 Incentive Stock Purchase Warrant dated as of September 29, 2000 by and between the Company and RGC International Investors, LDC.
                (16)
        10.1 Technology Agreement between the Registrant and Lockheed Corporation dated January 8, 1988(2) *
        10.2 Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)
        10.3 Standard Industrial Lease between the Registrant and UML Real Estate Partnership dated January 1, 1990 Sublease between Registrant and Consolidated Packaging Machinery Company d.b.a. Industrial Automation Corporation dated October 25, 1989(2)

        10.4    Form of Consulting Agreement(2)
        10.5    Form of Employee Proprietary Information Agreement(2)
        10.6    1992 Director Option Plan(2)
        10.7    Form of Indemnification Agreement(2)
        10.8    License Agreement between the Registrant and the University of
                Arkansas dated April 9, 1992, as amended(2)
        10.9    Loan and Security Agreement between the Registrant and Silicon
                Valley Bank dated May 17, 1991, as amended(2)
        10.10   1992 Stock Option Plan(2)
        10.11   Proprietary Information & Patents Inventions Agreement among the
                Registrant, E-Systems, Inc. and various other parties; Purchase
                Order dated October 10, 1991(2)
        10.12   Joint Venture Company (JDC) Agreement between the Registrant and
                Sunpower Incorporated dated April 2, 1992(2) *
        10.13   Government Contract issued to Registrant by the Defense Advanced
                Research Projects Agency through the Office of Naval Research dated September 4, 1991(2)
        10.14   License Agreement between the Registrant and E.I. DuPont de
                Nemours and Company dated December 1992(2) *
        10.15   Note and Warrant Purchase Agreement dated December 28, 1992(2)
        10.16   Superconductor Technologies Inc. Purchase Agreement(3) *
        10.17   Loan and Security Agreement between Registrant and Silicon
                Valley Bank dated August 26, 1994(4)
        10.18   Form of Distribution Agreement(4)
        10.19   Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement(4)
        10.20   Loan and Security Agreement between Registrant and Silicon
                Valley Bank dated June 27, 1995(5)
        10.21   Joint Venture Agreement between Registrant and Analeptic
                Technologies (S) Pet Ltd., dated May 20, 1996(6) * 10.22
                Employment Offer Letter to M. Peter Thomas dated April 3,
                1997(7)
        10.23   Employment Agreement with E. Ray Cotten dated July 1, 1997(8)
        10.24   Amendment dated December 21, 1998 to the Loan and Security
                Agreement between Registrant and Silicon Valley Bank dated
                August 26, 1994. (9)
        10.25   PNC Bank, National Association Credit Agreement(11)
        10.26   United States Cellular Corporation Purchase Agreement (12)
        10.27   1999 Stock Option Agreement (13)
        10.28   Note dated December 1, 1999 with Wilmington Securities
                Corporation(14)
        10.29   Term Note dated January 12, 2000 with PNC Bank(14)
        10.30   Second Amendment to Credit Agreement dated January 12, 2000 between Registrant and PNC Bank (14)
        10.31   Financing commitment from Wilmington Securities Inc. dated March
                29, 2000(14)
        10.32   Amendment No. 1 to the United States Cellular Purchase
                Agreement. (17)
        10.33   Amendment No. 2 to the United States Cellular Purchase
                Agreement. (17)
        10.34   Third Amendment to Credit Agreement dated March 29, 2000 between
                Registrant and PNC Bank
        10.35   Fourth Amendment to Credit Agreement dated December 21, 2000 between Registrant and PNC Bank
        10.36   1998 Stock Option Plan(18)
        23      Consent of Independent Accountants
        24      Power of Attorney (included on signature page hereto)
        99      Disclosure Regarding Forward-Looking Statements

----------------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).
(2) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-56714).
(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1993.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1994.
(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1995.
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-10569).
(7) Incorporated by reference from the Registrant's Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-Q.
(8) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1997.
(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1998.
(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.
(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.
(13) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-90293)
(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1999.
(15) Incorporated by reference from the Registrant's Annual Report on Form 10-Q, filed for the quarter ended April 1, 2000.
(16) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed October 4, 2000.
(17) Incorporated by reference from the Registrant's Annual Quarterly Report on Form 10-Q filed for the quarter ended September 20, 2000.
(18) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-56606).
     * Confidential treatment has been previously granted for certain portions of these exhibits.

     (b) REPORTS ON FORM 8-K. On October, 4, 2000, the Company filed a report on Form 8-K which described its September 29, 2000 $37.5 million private equity investment which resulted in the issuance of a newly created Series E Convertible Preferred Stock.

     (c)  EXHIBITS. See Item 14(a) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Superconductor Technologies Inc.



In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Superconductor Technologies Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14(a)(2) in this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjuction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed its method of calculating the beneficial conversion feature associated with the issuance of convertible preferred stock.


/s/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
February 19, 2001

                        SUPERCONDUCTOR TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                    ASSETS

                                                                                              DECEMBER 31,            DECEMBER 31,
                                                                                                 1999                    2000
                                                                                             --------------         -------------
Current Assets:
   Cash and cash equivalents                                                                  $      66,000         $  31,824,000
   Accounts receivable                                                                            1,590,000             3,689,000
   Inventory                                                                                      2,745,000             3,775,000
   Prepaid expenses and other current assets                                                        452,000               500,000
                                                                                              -------------         -------------
     TOTAL CURRENT ASSETS                                                                         4,853,000            39,788,000

Property and equipment, net of accumulated depreciation of
   $8,054,000 and $9,353,000 respectively                                                         4,097,000             4,991,000
Patents and licenses, net of accumulated amortization of
   $1,521,000 and $1,761,000 respectively                                                         1,927,000             1,877,000
Other assets                                                                                        208,000               105,000
                                                                                              -------------         -------------
     TOTAL ASSETS                                                                             $  11,085,000         $  46,761,000
                                                                                              =============         =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term borrowings                                                                      $   1,953,000         $        --
   Accounts payable                                                                               1,796,000             1,996,000
   Accrued expenses                                                                                 906,000             1,364,000
   Current portion of long-term debt and capitalized lease obligations                              211,000               242,000
                                                                                              -------------         -------------
     TOTAL CURRENT LIABILITIES                                                                    4,866,000             3,602,000

Long-term debt and capitalized lease obligations                                                    750,000               509,000
Accrual for Contract Loss -- Note 8                                                                    --               4,241,000
                                                                                              -------------         -------------
     TOTAL LIABILITIES                                                                            5,616,000             8,352,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                           17,125,000                  --
       Series A-2 shares, 64,584 and none, issued and outstanding
       Series A-3 shares, 12,500 and none, issued and outstanding
       Series B-1 shares, 50,000 and none, issued and outstanding
       Series C shares, 41,667 and none, issued and outstanding
       Series D shares, 106,000 and none, issued and outstanding

COMMITMENTS AND CONTINGENCIES-NOTE 10

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 2,000,000 shares authorized, Series E convertible preferred stock, none and 37,500 shares authorized, issued and
     outstanding; liquidation preference of $38,169,000                                                --                    --
   Common stock, $.001 par value, 30,000,000 and 75,000,000 shares
     authorized, 7,739,218 and 17,823,164 shares issued and outstanding                               8,000                18,000
   Capital in excess of par value                                                                35,426,000           110,654,000
   Deferred warrant charges                                                                            --              (4,517,000)
   Accumulated deficit                                                                          (47,090,000)          (67,746,000)
                                                                                              -------------         -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       (11,656,000)           38,409,000
                                                                                              -------------         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  11,085,000         $  46,761,000
                                                                                              =============         =============


               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS


                                                                                FOR THE YEAR ENDED DECEMBER 31
                                                                      --------------------------------------------------
                                                                           1998               1999              2000
                                                                      ------------       ------------       ------------
NET REVENUES:
     Net commercial product revenues-Note 8                           $  1,954,000       $  2,053,000       $  5,303,000
     Government contract revenues                                        6,029,000          5,059,000          4,643,000
     Sub license royalties                                                    --               10,000             10,000
                                                                      ------------       ------------       ------------
 TOTAL NET REVENUES                                                      7,983,000          7,122,000          9,956,000
COSTS AND EXPENSES:
     Cost of commercial product revenues-Note 8                          5,873,000          6,848,000         15,710,000
     Contract research and development                                   4,693,000          3,427,000          4,235,000
     Other research and development                                      1,161,000          1,747,000          2,633,000
     Selling, general and administrative                                 5,435,000          5,664,000          8,225,000
     Non-recurring charge                                                     --                 --              132,000
                                                                      ------------       ------------       ------------
TOTAL COSTS AND EXPENSES                                                17,162,000         17,686,000         30,935,000
LOSS FROM OPERATIONS                                                    (9,179,000)       (10,564,000)       (20,979,000)
     Interest income                                                        79,000             21,000            806,000
     Interest expense                                                      (62,000)          (332,000)          (483,000)
                                                                      ------------       ------------       ------------
NET LOSS                                                                (9,162,000)       (10,875,000)       (20,656,000)
LESS:
     Redeemable preferred stock dividends                                 (271,000)          (908,000)              --
     Deemed distribution attributable to the inducement to
       convert preferred stock and beneficial conversion feature              --             (456,000)        (2,203,000)
                                                                      ------------       ------------       ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS BEFORE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              (9,433,000)       (12,239,000)       (22,859,000)
    Cumulative effect of accounting change on preferred
     stock beneficial conversion feature                                      --                 --          (10,612,000)
                                                                      ------------       ------------       ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS FOR
     COMPUTATION OF LOSS PER COMMON SHARE                             ($ 9,433,000)      ($12,239,000)      ($33,471,000)
                                                                      ============       ============       ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     Net loss per common share before cumulative
     effect of accounting change                                      ($      1.22)      ($      1.58)      ($      1.42)

    Cumulative effect of accounting change                                    --                 --                (0.67)
                                                                      ------------       ------------       ------------
NET LOSS PER COMMON SHARE                                             ($      1.22)      ($      1.58)      ($      2.09)
                                                                      ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     7,724,829          7,744,008         16,050,423
                                                                      ============       ============       ============



               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                        CONVERTIBLE PREFERRED
                                                          COMMON STOCK                         STOCK
                                                 ------------------------------         -----------------------
                                                   SHARES               AMOUNT            SHARES        AMOUNT
                                                 ----------           ----------        -----------    --------
BALANCE AT DECEMBER 31, 1997                     7,699,581            $    8,000              --          $--

Exercise of stock options                           23,010
Cumulative dividends on
  redeemable preferred stock
Net loss
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                     7,722,591                 8,000              --           --
Cumulative dividends on
  redeemable preferred stock
Issuance of warrants
Exercise of stock options                           16,627
Net loss
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                     7,739,218                 8,000              --           --
Conversion of mandatory redeemable
  convertible preferred stock                    5,633,901                 6,000
Issuance of common stock for
  conversion of note payable                       153,846
Issuance of common stock for cash                2,319,855                 2,000
Exercise of warrants                             1,152,174                 1,000
Exercise of stock options                          824,170                 1,000
Issuance of warrants and stock options
Amortization of deferred warrant charges
Issuance of Series E Convertible
  Preferred Stock and warrants                                                              37,500
Net loss
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    17,823,164            $   18,000            37,500        $--
================================================================================================================



                                                  CAPITAL IN             DEFERRED
                                                  EXCESS OF               WARRANT         ACCUMULATED
                                                  PAR VALUE               CHARGES            DEFICIT          TOTAL
                                                --------------        ---------------    ---------------   -------------
BALANCE AT DECEMBER 31, 1997                    $  35,211,000         $        --        $ (27,053,000)    $   8,166,000
Exercise of stock options                              70,000                                                     70,000
Cumulative dividends on
  redeemable preferred stock                         (271,000)                                                  (271,000)
Net loss                                           (9,162,000)                              (9,162,000)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                       35,010,000                              (36,215,000)       (1,197,000)
Cumulative dividends on
  redeemable preferred stock                          (95,000)                                                   (95,000)
Issuance of warrants                                  491,000                                                    491,000
Exercise of stock options                              20,000                                                     20,000
Net loss                                                                                   (10,875,000)      (10,875,000)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                       35,426,000                              (47,090,000)      (11,656,000)
Conversion of mandatory redeemable
  convertible preferred stock                      17,119,000                                                 17,125,000
Issuance of common stock for
  conversion of note payable                          500,000                                                    500,000
Issuance of common stock for cash                   7,381,000                                                  7,383,000
Exercise of warrants                                3,968,000                                                  3,969,000
Exercise of stock options                           3,562,000                                                  3,563,000
Issuance of warrants and stock options              7,543,000             (5,635,000)                          1,908,000
Amortization of deferred warrant charges                                   1,118,000                           1,118,000
Issuance of Series E Convertible
  Preferred Stock and warrants                     35,155,000                                                 35,155,000
Net loss                                                                                   (20,656,000)      (20,656,000)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    $ 110,654,000         ($  4,517,000)     ($ 67,746,000)    $  38,409,000
=========================================================================================================================




              See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOW

                                                                    FOR THE YEAR ENDED DECEMBER 31
                                                            --------------------------------------------------
                                                                1998               1999               2000
                                                            -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     ($ 9,162,000)      ($10,875,000)      ($20,656,000)
Adjustments to reconcile net loss to net cash used for
   operating activities:
    Depreciation and amortization                                 941,000          1,306,000          1,794,000
    Accrued loss on sales contract                                   --                 --            4,241,000
    Warrants and options charges                                     --              335,000          2,798,000
    Changes in assets and liabilities:
       Accounts receivable                                       (891,000)           349,000         (2,099,000)
       Inventory                                               (2,042,000)          (329,000)        (1,030,000)
       Prepaid expenses and other current assets                  (27,000)          (155,000)          (159,000)
       Patents and licenses                                      (145,000)           (94,000)          (165,000)
       Other assets                                              (113,000)             3,000             90,000
       Accounts payable and accrued expenses                    1,135,000           (277,000)           691,000
                                                             ------------       ------------       ------------
    Net cash used in operating activities                     (10,304,000)        (9,737,000)       (14,495,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments                    2,099,000               --                 --
Purchase of property and equipment                             (3,372,000)          (615,000)        (2,193,000)
Proceeds from sale of property and equipment                         --              900,000
                                                             ------------       ------------       ------------
    Net cash (used in) provided by investing activities        (1,273,000)           285,000         (2,193,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                        1,786,000          3,200,000          1,500,000
Payments on short term borrowings                                    --                 --           (2,953,000)
Payments on long-term obligations                                (118,000)          (190,000)          (211,000)
Net proceeds from sale of preferred and common stock            8,781,000          6,198,000         50,110,000
                                                             ------------       ------------       ------------
    Net cash provided by financing activities                  10,449,000          9,208,000         48,446,000
                                                             ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents           (1,128,000)          (244,000)        31,758,000
Cash and cash equivalents at beginning of year                  1,438,000            310,000             66,000
                                                             ------------       ------------       ------------
Cash and each equivalents at end of year                     $    310,000       $     66,000       $ 31,824,000
                                                             ============       ============       ============




               See accompanying notes to the financial statements.

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

     Superconductor Technologies Inc. (the "Company") was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company, which operates in a single industry segment, manufactures and markets high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company's principal product, the SuperFilter(R), combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter(R) in 1997 and shipped more than 390 units in 2000.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 1998, 1999, and 2000, government related contract accounts for 76%, 71%, and 47% respectively, of the Company's net revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

     The Company sells predominantly to entities in the wireless communications industry and to entities of the United States government. The Company grants uncollateralized credit to its customers. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit.

Revenue Recognition

     Commercial revenues are principally derived from the sale of the Company's SuperFilter(R) products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer`s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

Inventories

     Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and sales forecasts.

Property and Equipment

     Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over their estimated useful lives ranging from three to twelve years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

Patents and Licenses

     Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years.

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

Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed after deducting accumulated dividends on cumulative preferred stock, deemed dividends and accretion of redemption value on redeemable preferred stock for the period and beneficial conversion features on issuance of preferred stock. Common stock equivalents are not included in the calculation of diluted loss per share because their effect is antidilutive.

Stock-based Compensation

     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-

Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

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

Comprehensive Income

     The Company has no items of other comprehensive income in any period and consequently does not report comprehensive income.

Segment Information

     The Company operates in a single business segment, the research, development and manufacture of high temperature superconducting products for the wireless communications industry. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products.

Reclassifications

     Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

Certain Risks and Uncertainties

     During the three year period ended December 31, 2000, the Company sold almost 600 SuperFilter(R) units, but the Company has continued to incur operating losses. The Company's long-term prospects are dependent upon the continued and increased market acceptance for the product.

     Our two largest commercial customers accounted for 21%, 69% and 49% of our net commercial revenues for fiscal 1998, 1999 and 2000 respectively and 38% and 63% of accounts receivable as of December 31, 1999 and 2000, respectively.

     We currently purchase substrates for growth of high-temperature superconductor films from one supplier because of the quality of its substrates.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities"; SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133 is required for the fiscal year beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

NOTE 3 - CUMULATIVE ACCOUNTING CHANGE

     On November 6, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No.98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". EITF 0-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company has included in the computation of basic and diluted loss per share for fiscal 2000 a non-recurring cumulative effect of an accounting change on a preferred stock beneficial conversion feature of $10,612,000 related to the issuance of its Series E Preferred Stock in September 2000 and to the issuance of its Series D Preferred Stock in June 1999.

NOTE 4 - PATENTS AND LICENSES

     The Company has focused its development efforts on thallium barium calcium copper oxide ("TBCCO") materials and, to a lesser extent, on yttrium barium copper oxide ("YBCO") materials. Several U.S. patents have been issued to the University of Arkansas covering TBCCO, and the Company has an exclusive worldwide license (including the right to sublicense) under these patents, subject to the University of Arkansas' right to conduct research related to the patents. The Company is obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. These royalty obligations terminate upon expiration of the right to claim damages for infringement of all the patents covered.

NOTE 5 - SHORT TERM BORROWINGS AND NOTES PAYABLE

     The Company has a revolving line of credit maturing on December 20, 2001. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or
(ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate (8.5% at December 31, 1999 and 9.5% at December 31, 2000) plus 1%. Outstanding borrowings under this line of credit at December 31, 1999 and 2000 were $1,453,000 and none, respectively. The Company is required to maintain certain minimum tangible net worth, debt, cash flow and other financial and business covenants. Borrowings under the revolving line of credit are collateralized by substantially all of the Company's assets. The agreement is renewable annually. In connection with the credit agreement in 1999, the Company issued warrants for the purchase of 62,500 shares of common stock at a price of $3 per share. In December 1999, five year warrants to purchase 33,333 shares of common stock at $3 per share were issued in connection with an amendment to the credit agreement. In January 2000, the credit facility was amended to include a $1.5 million term note. The term note bore interest at the prime rate (8.5% at January 12, 2000) plus 4%. Five year warrants to purchase 27,692 shares of common stock at $3.25 per share were issued in connection with this amendment. This term loan was paid in full on February 11, 2000.

     During 1999, the Company borrowed $2.4 million from the majority preferred stockholder. These borrowings were due on demand and bore interest at 8%. Notes totaling $1.9 million were used to purchase shares of Series C and D Convertible Preferred Stock. A demand note for $500,000 remained outstanding at December 31, 1999 and was subsequently used to purchase 153,846 shares of common stock on February 11, 2000. A five-year warrant to purchase 20,000 shares of common stock at $3 per share was issued in connection with this borrowing.

     The weighted average interest rate on short-term borrowings at December 31, 1999 was 8.4%.

     The fair values of the warrants issued in connection with borrowings were estimated using the Black-Scholes option pricing model and were accounted for as debt issuance costs and were amortized over the term of the related debt.

NOTE 6 - INCOME TAXES

     The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 1998, 1999 and 2000.

     The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 1998, 1999 and 2000 as follows:


                                                                       For the Year Ending December 31
                                                                        1998         1999         2000
                                                                       -------------------------------
         Tax benefit computed at Federal statutory rate                  34.0%       34.0%       34.0%
         Increase (decrease) in taxes due to:
            Change in valuation allowance                                (41.8)     (39.8)      (42.8)
            State taxes, net of federal benefit                           5.8         5.8         8.5
            Nondeductible expenses                                       (0.1)        --          --
            Other                                                         2.1         --          0.3
                                                                       -------------------------------
                                                                           --         --          --
                                                                       ================================


     The significant components of deferred tax assets (liabilities) at December 31 are as follows:


                                                       1998                1999              2000
                                                   -------------------------------------------------
         Loss carryforwards                        $  9,709,000       $ 13,603,000       $ 28,432,000
         Capitalized research and development         2,175,000          2,155,000          3,220,000
         Depreciation                                 1,726,000          1,487,000          1,087,000
         Tax credits                                  1,402,000            985,000          1,187,000
         Inventory                                       56,000             80,000            160,000
         Other                                             --                 --              374,000
         Less:  valuation allowance                 (15,068,000)       (18,310,000)       (34,460,000)
                                                   -------------------------------------------------
         Net deferred tax asset                    $       --         $       --         $       --
                                                   =================================================


     The valuation allowance increased by $3,832,000, $3,242,000, and $16,150,000 in 1998, 1999 and 2000, respectively.

     As of December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $78.4 million and $30.5 million, respectively, which expire in the years 2000 through 2020. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $761,000 and $351,000 respectively, which expire in the years 2002 through 2020

     Due to the uncertainty surrounding the realization of the favorable tax attributes of such net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the "applicable federal funds rate", as defined in the Internal Revenue Code) and the value of the corporation at the time of a "change of ownership" as defined by Section 382. We have not completed our evaluation of the circumstances under which the exercise of our outstanding warrants and options, combined with our private stock sales over the last few years, may trigger a "change in ownership" under Section 382. If this were to occur, it could significantly diminish the value of our net operating loss carryforwards by limiting the rate at which they could be permitted to offset them against any future taxable income.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

     Pursuant to the Company's Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series.

Convertible Preferred Stock

     On September 29, 2000, the Company issued in a private placement of 37,500 shares of a newly created Series E Convertible Preferred Stock and warrants to purchase up to an additional 1,044,568 shares of common stock. Proceeds, net of issuance costs, totaled approximately $35,155,000.

     The preferred stock is non-voting, has a stated value and a liquidation preference of $1,000 per share, and is convertible into common stock at an initial conversion price of $17.95 per common share until June 29, 2001. After that date, the preferred stock is convertible at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to a floor. The preferred stock automatically converts into common stock on the second anniversary of the closing. Based on the current conversion price of $17.95 per common share, the preferred stock is convertible into 2,089,136 shares of common stock. The optional and automatic conversions of preferred stock are limited to an aggregate maximum of 3,554,656 shares of common stock. The preferred stock carries a 7% conversion premium, payable upon conversion in cash or common stock subject to certain limitations, at the Company's option. The beneficial conversion feature related to this conversion premium is being included in the calculation of net loss available to common shareholders over the period it is earned by the preferred stockholder.

     In connection with the sale of the preferred stock, the Company also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and is exercisable immediately. The second warrant is for the purchase of up to 731,198 additional shares of common stock if the preferred stock is held for at least one year. The warrant is not exercisable until the first anniversary date and size of the warrant will be reduced proportionately to reflect any conversions of the preferred stock prior to the first anniversary date. Both warrants contain "weighted average" antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision

     The Company is prohibited from paying any dividends on, or repurchasing any shares of, common stock as long as any of the shares of the preferred stock remain outstanding. The Company has filed with the Securities and Exchange Commission a registration statement for resale of the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants.

Redeemable Convertible Preferred Stock

     During 1998, the Company completed private placements of Series A and Series A-1 Cumulative Convertible Preferred Stock, to a certain investor. Each share of Series A and A-1 preferred stock was convertible into two shares of common stock, carried a cumulative dividend of 6% per annum, had voting rights, liquidation preferences and was not redeemable by the Company prior to March 26, 2001. In March 1998, the Company raised approximately $3,000,000 from the sale of 500,000 shares of Series A preferred stock at $6.00 per share, and issued warrants to purchase up to 100,000 shares of common stock at an exercise price of $4.00 per share. In August 1998, the Company raised approximately $1,000,000 from the sale of 125,000 shares of Series A-1 preferred stock at $8.00 per share with warrants to purchase up to 66,667 shares of common stock at an exercise price of $4.00 per share. In September 1998 the Company raised approximately $875,000 from the sale of 145,833 shares of Series A preferred stock at $6.00 per share with no warrants.

     Also in September 1998, the Company completed a private placement of 500,000 shares of Series B Cumulative Convertible Preferred Stock to certain investors at $8.00 per share. Each share of Series B preferred stock carried a cumulative dividend rate of 7% per annum, was convertible into two shares of common stock, had voting rights and liquidation preferences. The proceeds of the offering, net of offering expenses, totaled approximately $4 million. The Series B preferred stock was not redeemable prior to September 2, 2001. The Company also issued warrants to purchase up to 120,000 shares of Common Stock at $5.70 per share.

     In February 1999, the Company entered into an agreement to exchange all of the then outstanding redeemable preferred shares and related warrants for shares in a new series of preferred stock and modified warrants. The impact of the exchange was to eliminate the redemption provision of the then outstanding redeemable preferred stock. The Series A preferred stock and related warrants were exchanged for 64,584 shares of Series A-2 preferred stock and warrants to purchase 100,000 shares of common stock. The Series A-1 preferred stock and related warrants were exchanged for 12,500 shares of Series A-3 preferred stock and warrants to purchase 66,669 shares of common stock. The Series B preferred stock and related warrants were exchanged for 50,000 shares of Series B-1 preferred stock and warrants to purchase 120,000 shares of common stock. The warrants received in the exchange generally have the same terms as the warrants surrendered. In connection with the exchange, the Company issued to the preferred stockholders warrants to purchase up to 75,000 shares of common stock at $7.00.

     Each share of the Series A-2, Series A-3 and Series B-1 Convertible Preferred Stock was convertible into twenty shares of common stock and had voting rights. The Series A-2 Convertible Preferred Stock carried a cumulative annual dividend of 6% per share and a liquidation preference of $72 per share until March 26, 2001, and $60 per share plus accrued dividends, thereafter. Each share of the Series A-3 Convertible Preferred Stock carried a cumulative annual dividend of 6% per share and a liquidation preference of $96 per share until March 26, 2000, and $80 per share plus accrual dividends, thereafter. Each share of the Series B-1 Convertible Preferred Stock carried a cumulative annual dividend of 7% per share and had a liquidation preference of $80 per share plus unpaid dividends.

     In March 1999, the Company completed a private placement of 41,667 shares of Series C Convertible Preferred Stock to certain investors at $72 per share. The gross proceeds of the offering totaled $3 million. Each share of preferred stock carried a cumulative dividend of 7% per annum, had voting rights and a liquidation preference of the greater of $86.40 or $72 per share plus accrued dividends. A five-year warrant to purchase 120,000 shares of common stock at $4.50 per share was also issued in connection with this financing.

     In June 1999, the Company entered into a private equity financing agreement providing for the sale of securities in two traunches with gross proceeds of up to $5.3 million. Under the first transaction, the Company sold 77,296 shares of Series D Convertible Preferred Stock at $50 per share, which resulted in gross proceeds of approximately $3.9 million. Under the second transaction, the Company sold 28,704 shares of Series D Convertible Preferred Stock at $50 per share, resulting in gross proceeds of approximately $1.4 million. Each share was convertible into twenty shares of common stock, and carried a cumulative dividend of 6% per annum, had voting rights and a liquidation preference of $65 per share until December 17, 2003 and $50 per share plus accrued dividends per share thereafter. In connection with this financing, the Company also issued five year warrants for the purchase of up to 212,000 shares of common stock at $3 per share. The Company granted the Series D investors registration rights with respect to the common stock underlying the Series D preferred stock and related warrants.

     The Company recorded a deemed distribution for accounting purposes in 1999 totaling $456,000 relating to the issuance of the Series C and D Convertible Preferred Stock, which, at issuance, was convertible at a discount from the market price of the Company's common stock. The deemed dividend was a non-cash, non-recurring accounting entry for determining net loss available to common stockholders and the related net loss per share.

     The issuance of the Series D Convertible Preferred Stock resulted in an anti-dilution adjustment to the Series A-2, A-3, B-1 and C Convertible Preferred Stock. Following the completion of the Series D financing, the total number of common shares issuable upon conversion of the Company's outstanding preferred stock was as follows:



                          SHARES OF PREFERRED      COMMON STOCK ISSUABLE UPON
                          -------------------               CONVERSION
                                                   --------------------------
     Series A-2                    64,584                      1,322,539

     Series A-3                    12,500                        263,852

     Series B-1                    50,000                      1,055,410

     Series C                      41,667                        872,100

     Series D                     106,000                      2,120,000
                                                               ---------
     Total                                                     5,633,901
                                                               =========


As described below, all redeemable convertible preferred shares were converted into common shares in 2000.

     On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short-term indebtedness of $500,000. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Redeemable Convertible Preferred Stock converted their holdings into 2,458,391 shares of common stock. As an inducement to convert the preferred shares, the Company issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58 per share. The fair value of the warrants was estimated using the Black-Scholes option-pricing model and was accounted for as a deemed distribution of $1,548,000 to the preferred stockholders for determining the loss per common share in the first quarter and full year of 2000. Also during the year ended December 31, 2000, the holders of the outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,409 shares of common stock.

Stock Options

     The Company has four stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, and the 1998 and 1999 Stock Option Plans (collectively, the "Stock Option Plans"). The 1988 Stock Option Plan expired in October 1998. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company under the Stock Option Plans at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. At December 31, 2000, options for 677,345 shares of Common Stock were exercisable.

     At December 31, 2000, 672,454 shares of common stock were available for future grants and 1,889,101 options had been granted but not yet exercised. Option activity during the three years ended December 31, 2000 was as follows:


                                                    Number of        Weighted Average
                                                     Shares           Exercise Price
                                                  ------------        --------------
Outstanding at December 31, 1997                   1,453,672              $ 4.333
Granted                                              450,950              $ 4.733
Canceled                                            (124,315)             $ 5.038
Exercised                                            (15,010)             $ 1.991
                                                   ---------
Outstanding at December 31, 1998                   1,765,297              $ 4.406
Granted                                              391,873              $ 3.423
Cancelled                                           (257,991)             $ 1.193
Exercised                                            (16,627)             $ 4.668
                                                   ---------
Outstanding at December 31, 1999                   1,882,552              $ 4.194
Granted                                              984,030              $20.60
Canceled                                            (153,311)             $ 7.72
Exercised                                           (824,170)             $ 4.32
                                                   ----------              -----
Outstanding at December 31, 2000                   1,889,101              $12.40
                                                   =========

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2000:



                                                 Weighted
                                                  Average
                                                 Remaining                                                Weighted
         Range of                Number         Contractual     Weighted Average                           Average
      Exercise Prices         Outstanding          Life          Exercise Price    Number Exercisable   Exercise Price
      ---------------         -----------          ----          --------------    ------------------   --------------
$2.3130  -   $ 3.6250         421,089             7.22            $ 3.1049             237,033            $3.0889
$3.7500  -   $ 5.0000         407,006             7.07            $ 4.2200             257,094            $4.1609
$5.0630  -   $11.3750         426,186             7.86            $ 7.8753             183,218            $6.1704
$14.0000 -   $30.6880         590,020             9.37            $25.7312                   -                  -
$35.625  -   $49.3750          44,800             9.34            $41.4969                   -                  -
                            ---------          --------          ---------            --------          ---------
                            1,889,101             8.05            $12.3987             677,345            $4.3293
                            =========                                                 =======


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


                                                                     1998               1999              2000
                                                                  -------------     ------------       -------------
Net Loss:
    As reported                                                   ($ 9,162,000)     ($10,875,000)      ($20,656,000)
    Pro forma                                                     ($ 9,963,000)     ($11,689,000)      ($23,440,000)
Loss per Share:
    As reported                                                      ($1.22)           ($1.58)            ($2.09)
    Pro forma                                                        ($1.33)           ($1.69)            ($2.26)


     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1999 and 2000, respectively: dividend yields of zero percent each year; expected volatilities of 50, 75, and 85 percent; risk-free interest rates of

5.31, 5.62, and 6.19%; and expected life of 3.9, 4.0, and 4.0 years. The weighted average fair value of options granted in 1998, 1999 and 2000 for which the exercise price equals the market price on the grant date was $2.08, $1.80, and $13.86 respectively.

     Warrants

     The following is a summary of outstanding warrants at December 31, 2000:


--------------------------------------------------------------------------------------------------------
                                     Number of Common Shares
Exercisable                        Price Per      Expiration Date
                                     Total           Currently           Share
--------------------------------------------------------------------------------------------------------
Warrants related to issuance of
 Series E Preferred                 1,044,568          313,370           $21.54        September 29, 2005

Warrants related to borrowings
  and sales agreements                 62,500           62,500           $ 3.00       June 18, 2004
                                    1,000,000          414,440           $ 4.00       August 27, 2004
                                       33,333           33,333           $ 3.00       December 1, 2004
                                       27,692           27,692           $ 3.25       January 12, 2005
--------------------------------------------------------------------------------------------------------


NOTE 8 - WARRANTS ISSUED TO U.S. CELLULAR

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation ("U.S. Cellular") where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes proceeds from sales to U.S. Cellular under this agreement are allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option pricing model. The estimated fair value of the warrants in excess of the related sales, when applicable is recorded in cost of commercial product revenues. For product sales in 1999 and 2000, respectively, U.S. Cellular has vested in the right to exercise the warrant and purchase a total of 48,980 and 53,460 shares of common stock, respectively. As a result, sales proceeds allocated to warrants vesting in 1999 and 2000 were $124,000 and $1,660,000, respectively. In addition, the estimated value of warrants vesting in excess of certain sales to U.S. Cellular in the second quarter of 2000 of $482,000 was recorded in cost of commercial product revenues.

     In September 2000, the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and U.S. Cellular has no other obligations to the Company.

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and has been recorded as a deferred warrant charge in the statement of stockholders' equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During fiscal 2000 sales proceeds of $1,118,000 for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $1,765,000 were recorded as commercial product revenues.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeds related revenue by $5.3 million. The resulting loss has been reflected in the results of operations for the year ended December 31, 2000. In addition through December 31, 2000, $1,059,000 of this reserve was amortized against the cost of product delivered under this purchase order.

     As of December 31, 2000 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

NOTE 9 - EMPLOYEE SAVINGS PLAN

     In December 1989, the Board of Directors approved a 401(k) savings plan (the "401(k) Plan") for the employees of the Company that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the Plan.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next ten years. Generally leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.

     In March 1999, the Company entered into a master lease agreement for $1.5 million in lease financing. Under this agreement, the Company entered into agreements for the sale and leaseback of certain production equipment with a net book value of $944,000 for $900,000 cash. The loss of $44,000 realized on the sale transactions has been deferred and is being charged against income over the lease term. The Company has purchase and lease renewal options at fair market value. To help insure the Company's performance under the terms of the lease agreement, the lessor has a collateral interest in its assets subject to previously granted liens. In connection with entering into this lease, the Company issued four year warrants for the purchase of 25,180 shares of common stock at $4.17 per share. The estimated fair value of the warrants was calculated using the Black-Scholes option-pricing model and is being amortized over the term of the lease.

     For the years ended December 31, 1998, 1999, and 2000, rent expense was $499,000, $749,000, and $851,000 respectively.

CAPITAL LEASES

     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2003. The leases bear interest at various rates ranging from 13.01% to 18.84%.

     The minimum lease payments under operating and capital lease obligations are as follows: [needs updated]


        Year ending December 31,              Operating Leases     Capital Leases
        -----------------------               ----------------     --------------
        2001                                  $  767,000            $  337,000

        2002                                     733,000               337,000

        2003                                     518,000               241,000

        2004                                     452,000                     -

        2005                                     452,000                     -

        Thereafter                             1,983,000                     -
                                               ---------               -------
        Total payments                        $4,905,000               915,000
                                               =========
        Less: amount representing interest                            (164,000)
                                                                       -------
        Present value of minimum lease                                 751,000

        Less current portion                                           242,000
                                                                       -------
        Long term portion                                             $509,000
                                                                       =======


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

NOTE 11 - EARNINGS PER SHARE

     The computation of per share amounts for 1998, 1999, and 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,241,964, 3,920,964, and 4,062,194 shares of common stock during 1998, 1999, and 2000 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive. Also, the preferred stock convertible into 2,541,666, 5,633,900, and 2,089,136 shares of common stock at December 31, 1998, 1999, and 2000 was not considered in the computation of diluted earnings per share because it's inclusion would also have been antidilutive.

NOTE 12 - DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS AND SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES

Balance sheet data:


                                                                    DECEMBER 31
                                                               1999               2000
                                                           ------------       ------------
ACCOUNTS RECEIVABLE:
--------------------
    Accounts receivable-trade                              $    793,000       $  2,662,000
    U.S. government accounts receivable-billed                  317,000            718,000
    U.S. government accounts receivable-unbilled                480,000            321,000
    Less: allowance for doubtful accounts                          --              (12,000)
                                                           ------------       ------------
                                                           $  1,590,000       $  3,689,000
                                                           ============       ============
INVENTORIES:
------------
    Raw materials                                          $    428,000       $  1,094,000
    Work-in-process                                           1,688,000          1,960,000
    Finished goods                                              629,000            721,000
                                                           ------------       ------------
                                                           $  2,745,000       $  3,775,000
                                                           ============       ============
PROPERTY AND EQUIPMENT:
-----------------------
    Equipment                                              $  9,985,000       $ 12,165,000
    Leasehold improvements                                    2,064,000          2,072,000
    Furniture and fixtures                                      102,000            107,000
                                                           ------------       ------------
                                                             12,151,000         14,344,000
      Less: accumulated depreciation and amortization        (8,054,000)        (9,353,000)
                                                           ------------       ------------
                                                           $  4,097,000       $  4,991,000
                                                           ============       ============
ACCRUED EXPENSES
----------------
    Compensation related                                   $    669,000       $    900,000
    Warranty reserve                                            100,000            250,000
    Other                                                       137,000            214,000
                                                           ------------       ------------
                                                           $    906,000       $  1,364,000
                                                           ============       ============

     Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

     At December 31, 1999 and 2000, equipment includes $1,211,000 of assets financed under capital lease arrangements, net of $281,000 and $600,000 of accumulated amortization, respectively. Depreciation expense amounted to $713,000, $1,126,000, and $1,299,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Supplemental Cash Flow Information:


--------------------------------------------------------------------------------------------------------------------------------
                                                                             Dec. 31, 1998    Dec. 31, 1999     Dec. 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                         $  62,000       $  232,000           $230,000
--------------------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
--------------------------------------------------------------------------------------------------------------------------------
Equipment acquired through issuance of capital lease                                               34,000
--------------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock exchanged for common stock                                  -                -         17,125,000
--------------------------------------------------------------------------------------------------------------------------------
Common stock options issued for past services in lieu of accounts payable              -           14,000             72,000
--------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants in connection with debt and lease agreements                      -          491,000            131,000
--------------------------------------------------------------------------------------------------------------------------------
Dividends accrued not paid                                                       271,000           95,000                  -
--------------------------------------------------------------------------------------------------------------------------------
Conversion of notes payable to purchase preferred and common stock                     -        1,875,000            500,000
--------------------------------------------------------------------------------------------------------------------------------
Disposal of fully depreciated property and equipment                             277,000                -
--------------------------------------------------------------------------------------------------------------------------------
Equity issuance costs not yet paid                                                     -                -             40,000
--------------------------------------------------------------------------------------------------------------------------------
Assets acquired through issuance of stock options                                      -                -             26,000
--------------------------------------------------------------------------------------------------------------------------------


QUARTERLY FINANCIAL DATA (UNAUDITED)


-----------------------------------------------------------------------------------------------------
                       First Quarter        Second Quarter       Third Quarter        Fourth Quarter
-----------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------
Net revenues           $1,669,000           $2,249,000           $2,372,000           $3,666,000
-----------------------------------------------------------------------------------------------------
Loss from operations   (3,616,000)          (4,014,000)          (9,292,000)          (4,046,000)
-----------------------------------------------------------------------------------------------------
Net loss               (3,760,000)          (4,081,000)          (9,318,000)          (3,497,000)
-----------------------------------------------------------------------------------------------------
Basic and diluted
loss per common share
-----------------------------------------------------------------------------------------------------
Net loss per  common       ($0.47)              ($0.23)              ($0.53)              ($0.23)
share before
cumulative effect of
accounting change
-----------------------------------------------------------------------------------------------------
Cumulative effect of            -                    -                    -                (0.60)
accounting change
-----------------------------------------------------------------------------------------------------
Net loss per common        ($0.47)              ($0.23)              ($0.53)               (0.83)
share
-----------------------------------------------------------------------------------------------------
1999
-----------------------------------------------------------------------------------------------------
Net revenues            1,491,000            1,478,000            1,970,000            2,183,000
-----------------------------------------------------------------------------------------------------
Loss from operations   (2,565,000)          (2,310,000)          (2,813,000)          (2,877,000)
-----------------------------------------------------------------------------------------------------
Net loss               (2,616,000)          (2,412,000)          (2,860,000)          (2,987,000)
-----------------------------------------------------------------------------------------------------
Basic and diluted
loss per common share      ($0.36)              ($0.35)              ($0.43)              ($0.42)
-----------------------------------------------------------------------------------------------------


                        SUPERCONDUCTOR TECHNOLOGIES, INC.


SCHEDULE II- VALUATION AND QUALIFYING
ACCOUNTS


----------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS

                                                                  Charge to      Charge to      Charge to
                                                   Beginning       Costs &         Other          Other          Ending
VALUATION AND QUALIFYING ACCOUNTS                   Balance        Expenses       Accounts      Deductions      Balance
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible Accounts                $         -    $    12,000     $        -     $      -    $    12,000
----------------------------------------------------------------------------------------------------------------------------
Reserve for Inventory Obsolescence                      201,000        202,000              -            -        403,000
----------------------------------------------------------------------------------------------------------------------------
Deferred Tax Asset Valuation Allowance               18,310,000     16,150,000              -            -     34,460,000

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible Accounts                     30,000              -        (30,000)           -              -
----------------------------------------------------------------------------------------------------------------------------
Reserve for Inventory Obsolescence                      140,000        131,000        (70,000)           -        201,000
Deferred Tax Asset Valuation Allowance               15,068,000      3,242,000              -            -     18,310,000
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible Accounts                          -         30,000              -            -         30,000
----------------------------------------------------------------------------------------------------------------------------
Reserve for Inventory Obsolescence                       93,000         47,000              -            -        140,000
----------------------------------------------------------------------------------------------------------------------------
Deferred Tax Asset Valuation Allowance               11,236,000      3,832,000              -            -     15,068,000
----------------------------------------------------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2001.



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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                                 TITLE                                                 DATE
        ---------                                 -----                                                 ----

/s/ M. PETER THOMAS                      President, Chief Executive Officer and Director (Principal   March 30, 2001
---------------------------              Executive Officer)
M. Peter Thomas

/s/ MARTIN S. MCDERMUT                   Vice President, Finance and Administration Chief Financial   March 30, 2001
---------------------------              Officer (Principal Financial Officer)
Martin S. McDermut

/s/ WILLIAM J. BUCHANAN                  Controller (Principal Accounting Officer)                    March 30, 2001
---------------------------
William J. Buchanan

/s/ GLENN E. PENISTEN                    Director                                                     March 30, 2001
---------------------------
Glenn E. Penisten

/s/ ROBERT P. CAREN                      Director                                                     March 30, 2001
---------------------------
Robert P. Caren

/s/ E. RAY COTTEN                        Director, Senior Vice President, Business Development        March 30, 2001
---------------------------              and Chief Marketing Officer
E. Ray Cotten

/s/ DENNIS J. HOROWITZ                   Director                                                     March 30, 2001
---------------------------
Dennis J. Horowitz

/s/ JOHN D. LOCKTON                      Chairman of the Board                                        March 30, 2001
---------------------------
John D. Lockton

/s/ JOSEPH C. MANZINGER                  Director                                                     March 30, 2001
---------------------------
Joseph C. Manzinger

/s/ J. ROBERT SCHRIEFFER                 Director                                                     March 30, 2001
---------------------------
J. Robert Schrieffer

/s/ H. VAUGHAN BLAXTER, III              Director                                                     March 30, 2001
---------------------------
H. Vaughan Blaxter, III



                       Securities and Exchange Commission
                             Washington, D.C. 20549



                              Exhibits to Form 10-K

                     For Fiscal Year Ended December 31, 2000

                           Commission File No. 0-21074


                        Superconductor Technologies Inc.

                                  EXHIBIT INDEX


NUMBER         DESCRIPTION OF DOCUMENT
------         -----------------------

  3.1         Amended and Restated Certificate of Incorporation of the
              Company(10)

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

  4.18        Third Amended and Restated Stockholders Rights Agreement (11)

  4.19        Form of Series D Warrant(11)

  4.20        Form of Series D Stock Certificate(11)

  4.21 Warrant Issued to PNC Bank, National Association in connection with Credit Agreement(11)

  4.22        Registration Rights Agreement to United States Cellular
              Corporation(12)

  4.23        Form of Warrant to United States Cellular Corporation(12)

  4.24 Warrant Purchase Agreement dated December 1, 1999 with Wilmington Securities Corporation(14)

  4.25        Warrant Purchase Agreement dated December 1, 1999 with PNC
              Bank(14)

  4.26        Warrant Purchase Agreement dated January 12, 2000 with PNC
              Bank(14)

  4.27 Warrant Purchase Agreement dated February 9, 2000 with Wilmington Securities Inc.(14)

  4.28 Certificate of Designations, Preferences and Rights of Series E Convertible Stock(16)

  4.29 Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (16)

  4.30 Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (16)

  4.31 Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (16)

  4.32 Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (16)

  4.33 Incentive Stock Purchase Warrant dated as of September 29, 2000 by and between the Company and RGC International Investors, LDC. (16)

  10.1 Technology Agreement between the Registrant and Lockheed Corporation dated January 8, 1988(2) *

  10.2 Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)

  10.3 Standard Industrial Lease between the Registrant and UML Real Estate Partnership dated January 1, 1990 Sublease between Registrant and Consolidated Packaging Machinery Company d.b.a. Industrial Automation Corporation dated October 25, 1989(2)

  10.4        Form of Consulting Agreement(2)

  10.5        Form of Employee Proprietary Information Agreement(2)

  10.6        1992 Director Option Plan(2)

  10.7        Form of Indemnification Agreement(2)

  10.8 License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended(2)

  10.9 Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 17, 1991, as amended(2)



                                           I

   10.10      1992 Stock Option Plan(2)

   10.11 Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(2)

   10.12 Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(2) *

   10.13 Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991(2)

   10.14 License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992(2) *

   10.15      Note and Warrant Purchase Agreement dated December 28, 1992(2)

   10.16      Superconductor Technologies Inc. Purchase Agreement(3) *

   10.17 Loan and Security Agreement between Registrant and Silicon Valley Bank dated August 26, 1994(4)

   10.18      Form of Distribution Agreement(4)

   10.19 Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement(4)

   10.20 Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 27, 1995(5)

   10.21 Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996(6) *

   10.22      Employment Offer Letter to M. Peter Thomas dated April 3, 1997(7)

   10.23      Employment Agreement with E. Ray Cotten dated July 1, 1997(8)

   10.24 Amendment dated December 21, 1998 to the Loan and Security Agreement between Registrant and Silicon Valley Bank dated August 26, 1994. (9)

   10.25      PNC Bank, National Association Credit Agreement(11)

   10.26      United States Cellular Corporation Purchase Agreement (12)

   10.27      1999 Stock Option Agreement (13)

   10.28      Note dated December 1, 1999 with Wilmington Securities
              Corporation(14)

   10.29      Term Note dated January 12, 2000 with PNC Bank(14)

   10.30 Second Amendment to Credit Agreement dated January 12, 2000 between Registrant and PNC Bank (14)

   10.31 Financing commitment from Wilmington Securities Inc. dated March 29, 2000(14)

   10.32      Amendment No. 1 to the United States Cellular Purchase Agreement.
              (17)

   10.33      Amendment No. 2 to the United States Cellular Purchase Agreement.
              (17)

   10.34 Third Amendment to Credit Agreement dated March 29, 2000 between Registrant and PNC Bank

   10.35 Fourth Amendment to Credit Agreement dated December 21, 2000 between Registrant and PNC Bank

   10.36      1998 Stock Option Plan(18)

   23         Consent of Independent Accountants

   24         Power of Attorney (included on signature page hereto)

   99         Disclosure Regarding Forward-Looking Statements

-------------------------------------------------

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

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(13) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-90293)

(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 1999.

(15) Incorporated by reference from the Registrant's Annual Report on Form 10-Q, filed for the quarter ended April 1, 2000.

(16) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed October 4, 2000.

(17) Incorporated by reference from the Registrant's Annual Quarterly Report on Form 10-Q filed for the quarter ended September 20, 2000.


                                       II

(18) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-56606).

       * Confidential treatment has been previously granted for certain portions of these exhibits.



                                      III