Form 10-Q
period 2001-03-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2001-05-08
CIK 895665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       For the quarterly period ended March 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from               to
                                     -------------    --------------


                         Commission File Number 0-21074


                        SUPERCONDUCTOR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     77-0158076
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)


                                 460 WARD DRIVE,
                      SANTA BARBARA, CALIFORNIA 93111-2356
               (Address of principal executive offices & zip code)

                                 (805) 690-4500
               (Registrant's telephone number including area code)

      -------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]    No  [ ]

     As of April 30, 2001 there were 17,897,383 shares of the Registrant's Common Stock outstanding.

                        SUPERCONDUCTOR TECHNOLOGIES INC.


                               INDEX TO FORM 10-Q

                        Three Months Ended March 31, 2001


                                                                                            PAGE
                                                                                            ----
PART I -    FINANCIAL INFORMATION

            ITEM 1 - Financial Statements

            Statement of Operations............................................................3


            Balance Sheet......................................................................4


            Statement of Cash Flows............................................................5


            Notes to Financial Statements......................................................6


            ITEM 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...........................8

            ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...............11


PART II -   OTHER INFORMATION

            ITEM 1 - Legal Proceedings........................................................11

            ITEM 2--- Sales of Unregistered Securities........................................12

            ITEM 6 - Exhibits and Reports on Form 8-K
                 (a) Exhibits.................................................................12
                 (b) Reports on Form 8-K......................................................12

SIGNATURE.....................................................................................12

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                               THREE MONTHS ENDED
                                                      --------------------------------------
                                                       APRIL 1, 2000         MARCH 31, 2001
                                                      ----------------      ----------------
Net revenues:
     Net commercial product revenues-Note 5            $    408,000         $  1,708,000
     Government contract revenues                         1,251,000            1,108,000
     Sub license royalties                                   10,000               10,000
                                                       ------------         ------------
          Total net revenues                              1,669,000            2,826,000
                                                       ------------         ------------
Costs and expenses:
     Cost of commercial product revenues-Note 5           2,105,000            2,455,000
     Contract research and development                      907,000              813,000
     Other research and development                         520,000            1,313,000
     Selling, general and administrative                  1,753,000            2,557,000
                                                       ------------         ------------
          Total costs and expenses                        5,285,000            7,138,000
                                                       ------------         ------------
Loss from operations                                     (3,616,000)          (4,312,000)
     Interest income                                         72,000              440,000
     Interest expense                                      (216,000)             (40,000)
                                                       ------------         ------------
          Net loss                                       (3,760,000)          (3,912,000)

Less:
     Deemed distribution attributable to the
        inducement to convert preferred stock
        and beneficial conversion feature                (1,548,000)            (655,000)
                                                       ------------         ------------
Net loss available to common stockholders              ($ 5,308,000)        ($ 4,567,000)
                                                       ============         ============
Basic and diluted loss per common share                ($      0.47)        ($      0.26)
                                                       ============         ============
Weighted average number of common
  shares outstanding                                     11,348,639           17,883,441
                                                       ============         ============


               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.
                                  BALANCE SHEET



                                                                                            DECEMBER 31,          MARCH 31,
                            ASSETS                                                             2000                 2001
                                                                                          -------------         -------------
                                                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                            $  31,824,000         $  28,967,000
     Accounts receivable                                                                      3,689,000             2,150,000
     Inventory                                                                                3,775,000             4,784,000
     Prepaid expenses and other current assets                                                  500,000               485,000
                                                                                          -------------         -------------
          Total current assets                                                               39,788,000            36,386,000

Property and equipment, net of accumulated depreciation
  of $9,353,000 and $9,714,000, respectively                                                  4,991,000             5,076,000
Patents and licenses, net of accumulated amortization
  of $1,761,000 and $1,822,000, respectively                                                  1,877,000             1,872,000
Other assets                                                                                    105,000               108,000
                                                                                          -------------         -------------
          Total assets                                                                    $  46,761,000         $  43,442,000
                                                                                          =============         =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $   1,996,000         $   2,218,000
     Accrued expenses                                                                         1,364,000             1,514,000
     Current portion of debt and capitalized lease obligations                                  242,000               242,000
                                                                                          -------------         -------------
          Total current liabilities                                                           3,602,000             3,974,000

Long-term debt and capitalized lease obligations                                                509,000               452,000
Accrual for contract loss-Note 5                                                              4,241,000             3,491,000
                                                                                          -------------        -------------
          Total liabilities                                                                   8,352,000             7,917,000
                                                                                          -------------         -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares authorized,
      Series E convertible preferred stock, none and 37,500 shares authorized, issued and outstanding; liquidation preference
       of $38,816,000                                                                                --                    --
    Common stock, $.001 par value, 30,000,000 and 75,000,000 shares
      authorized, 17,823,164 and 17,892,613 shares issued and outstanding                        18,000                18,000
    Capital in excess of par value                                                          110,654,000           110,885,000
    Deferred warrant charges-Note 5                                                          (4,517,000)           (3,720,000)
    Accumulated deficit                                                                     (67,746,000)          (71,658,000)
                                                                                          -------------         -------------
          Total stockholders' equity                                                         38,409,000            35,525,000
                                                                                          -------------         -------------
          Total liabilities and stockholders' equity                                      $  46,761,000         $  43,442,000
                                                                                          =============         =============



               See accompanying notes to the financial statements

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                  ------------------------------------
                                                                                   APRIL 1, 2000        MARCH 31, 2001
                                                                                  ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            ($ 3,760,000)        ($ 3,912,000)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                         378,000              425,000
   Warrant charges                                                                       991,000              797,000
   Amortization of accrued loss on sales contract                                           --               (750,000)
   Changes in assets and liabilities:
        Accounts receivable                                                             (581,000)           1,539,000
        Inventory                                                                       (363,000)          (1,009,000)
        Prepaid expenses and other current assets                                         40,000               15,000
        Patents and licenses                                                             (53,000)             (55,000)
        Other assets                                                                     (29,000)              (6,000)
        Accounts payable and accrued expenses                                           (198,000)             372,000
                                                                                    ------------         ------------
         Net cash used in operating activities                                        (3,575,000)          (2,584,000)
                                                                                    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                      (78,000)            (446,000)
                                                                                    ------------         ------------
         Net cash used for investing activities                                          (78,000)            (446,000)
                                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings                                                               (1,489,000)                --
Payments on long-term obligations                                                        (50,000)             (57,000)
Proceeds from sale of preferred and common stock                                      13,380,000              230,000
Other                                                                                    675,000                 --
                                                                                    ------------         ------------
         Net cash provided by financing activities                                    12,516,000              173,000
                                                                                    ------------         ------------

Net increase (decrease) in cash and cash equivalents                                   8,863,000           (2,857,000)
Cash and cash equivalents at beginning of period                                          66,000           31,824,000
                                                                                    ------------         ------------
Cash and cash equivalents at end of period                                          $  8,929,000         $ 28,967,000
                                                                                    ============         ============

Supplemental schedule of non-cash financing activities:
   Common stock options issued for past services in lieu of accounts payable        $     72,000         $       --
   Issuance of warrants in connection with bank line of credit                           131,000                 --
   Redeemable preferred stock exchanged for common stock                              17,125,000                 --
   Common stock options issued in lieu of accounts payable                                72,000                 --
   Conversion of notes payable to purchase common stock                                  500,000                 --



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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000, including but not limited to Exhibit 99 entitled "Disclosure Regarding Forward-Looking Statements." The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company's fiscal year-end is December 31.

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:


                                       DECEMBER 31, 2000       MARCH 31, 2001
                                       -----------------       --------------
Raw Materials                             $1,094,000             $1,197,000
Work-in-Progress                           1,960,000              2,597,000
Finished Goods                               721,000                990,000
                                          ----------             ----------
Total Inventory                           $3,775,000             $4,784,000
                                          ==========             ==========


3.   SHORT TERM BORROWINGS

     The Company has a revolving line of credit maturing on December 20, 2001. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or
(ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate (8.0% at March 31, 2001) plus 1%. No amounts were outstanding under this line at December 31, 2000 and March 31, 2001. The Company is required to maintain certain minimum tangible net worth, debt, cash flow and other financial and business covenants. Borrowings under the revolving line of credit are collateralized by substantially all of the Company's assets. The agreement is renewable annually.

4.   STOCKHOLDERS' EQUITY

     During the quarter ended March 31, 2001, the Company (i) issued options to purchase 462,800 shares of common stock under the Company's stock option plans and (ii) cancelled options in connection with employment terminations to purchase 14,888 shares of common stock. Options for 69,449 shares of common stock were exercised for $230,000 during the period. At March 31, 2001, options to purchase 2,267,564 shares of common stock were issued and outstanding under the Company's stock option plans. The outstanding options expire by the end of March 2011. The exercise prices for these options range from $2.31 to $49.38 per share, for an aggregate exercise price of approximately $26.0 million. At March 31, 2001, there were 819,849 shares of common stock available for granting future options.

     The following is a summary of outstanding warrants at March 31, 2001:

------------------------------------------------------------------------------------------------------
                                      Number of Common Shares
                                     ----------------------------
                                                        Currently     Price per
                                       Total           Exercisable      Share       Expiration Date
                                     ----------        -----------     ---------    ---------------
Warrants related to issuance of
 Series E Preferred                  1,044,568          313,370        $ 21.54      September 29, 2005
Warrants related to borrowings
  and sales agreements                  62,500           62,500        $  3.00      June 18, 2004
                                     1,000,000          414,440        $  4.00      August 27, 2004
                                        33,333           33,333        $  3.00      December 1, 2004
                                        27,692           27,692        $  3.25      January 12, 2005
------------------------------------------------------------------------------------------------------



5.   WARRANTS ISSUED TO U. S. CELLULAR

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation ("U.S. Cellular") where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes proceeds from sales to U.S. Cellular under this agreement were initially allocated between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues. For product sales in the first quarter of 2000, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,140 shares of common stock. As a result, sales proceeds allocated to warrants vesting in the first quarter of 2000 was $554,000 and the estimated value of warrants vesting in excess of sales to U.S. Cellular was $313,000, and was recorded in cost of commercial product revenues.

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and has been recorded as a deferred warrant charge in the statement of stockholders' equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders' equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the quarter ended March 31, 2001 sales proceeds of $797,000 for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $306,000 were recorded as commercial product revenues.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeds related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the quarter ended March 31, 2001, $750,000 of this reserve was amortized against the cost of product delivered under this purchase order.

     As of March 31, 2001 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

6.   EARNINGS PER SHARE

     The computation of per share amounts for the quarters ended March 31, 2001 and April 1, 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 4,435,657 and 1,921,713 shares of common stock during the quarters ended March 31, 2001 and April 1, 2000, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,089,136 common shares was also not considered in the computation of diluted earnings per share for the quarter ended March 31, 2001, because its inclusion would also be antidilutive.

7.   CONCENTRATION OF CUSTOMERS AND SUPPLIERS

     Our two largest customers accounted for 90% and 97% of our net commercial product revenues for the quarters ended March 31, 2001 and April 1, 2000, respectively and 55% and 63% of accounts receivable as of March 31, 2001 and December 31, 2000, respectively.

     We currently purchase substrates for growth of high-temperature superconductor thin-films from one supplier because of the quality of its substrates.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     Adoption of SFAS No. 133 did not have an impact on financial position, results of operations or cash flows for the period ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve risks and uncertainties. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning:

     o    our business strategy;
     o the timing of and plans for the introduction of new products and enhancements;
     o    plans for hiring additional personnel and expanding our facilities;
          and
     o    the adequacy of our funding.

     Other statements about our plans, objectives, expectations and intentions contained in this report that are not historical facts may also be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "should," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other comparable terminology. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons. We refer you to Exhibit 99 to our 2000 Annual Report on Form 10-K entitled "Disclosure Regarding Forward-Looking Statements" and our other SEC filings for a description of some of the uncertainties and factors that may affect our forward-looking statements. We assume no obligation to update any forward-looking statements.

QUARTER ENDED MARCH 31, 2001 AS COMPARED WITH QUARTER ENDED APRIL 1, 2000

     Net revenues increased by $1.2 million, or 69%, from $1.7 million in 2000 to $2.8 million in 2001. The increase is due to higher commercial product revenues, partially offset by lower government contract revenues.

     Net commercial product revenues consist of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. For a discussion of the allocation to warrants, please read the discussion under the caption "Non-Cash Charges for Warrants Issued To U.S. Cellular." The following table summarizes the calculation of net commercial product revenues for 2000 and 2001:


Dollars in thousands                                                        Quarter Ended
                                                                     ------------------------------
                                                                     April 1, 2000   March 31, 2001
                                                                     -------------   --------------
Gross commercial product sales proceeds ..........................      $ 1,020         $ 2,526
   Less allocation of proceeds to warrants issued to U.S. Cellular         (554)           (797)
   Less sales discounts ..........................................          (58)            (21)
                                                                        -------         -------
Net commercial product revenues ..................................      $   408         $ 1,708
                                                                        =======         =======


     Net commercial product revenues increased by $1.3 million, or more than 100%, from $408,000 in 2000 to $1.7 million in 2001.

This increase is the result of increased sales of our SuperFilter products and a shift in the product mix toward higher-priced SIX-Pak units. The increase in gross commercial product sales proceeds was partially offset by $797,000 in 2001 and $554,000 in 2000 to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. The warrant charges increased because of growing product shipments to U.S. Cellular.

     Government contract revenues decreased by $143,000, or 11%, from $1.3 million in 2000 to $1.1 million in 2001. We expect government contract revenues to decline as we focus more of our research and development resources on our commercial business. We plan to focus our future government contract work on projects that have applications to our commercial product business.

     Our backlog consists of accepted product purchase orders scheduled for delivery within six months. We had a backlog of $1.5 million at March 31, 2001, as compared to $746,000 at December 31, 2000. We also had an additional $4.9 million of bookings at March 31, 2001 under a $7.8 million purchase order from U.S. Cellular with unscheduled delivery dates. See subsection below entitled "Non-Cash Charges For Warrants Issued to U.S. Cellular" for a discussion of the accounting for this purchase order.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues was $2.5 million for 2001 and was reduced by the amortization of $750,000 relating to the accrual for non-cash contract loss on the purchase order received from U.S. Cellular. The cost of commercial product revenues was $2.1 million in 2000 and included $313,000 relating to non-cash warrants charges relating to U.S. Cellular. Please read the subsection below entitled "Non-Cash Charges for Warrants Issued To U.S. Cellular." Excluding the non-cash charges relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased $1.4 million, or over 79%, from $1.8 million for 2000. This increase results from increased units shipments and higher costs associated with ramping up the Company's manufacturing capacity, partially offset by lower material costs and the effect of increased manufacturing efficiencies.

     We generate negative gross margins on our SuperFilter products at current sales levels primarily due to fixed manufacturing overhead costs. Based on current prices, expected product mix and costs, we estimate that we will achieve positive gross margins when products sales reach approximately 200 systems per quarter. We expect to reach this level sometime in the second half of 2001.

     Contract research and development expenses decreased by $94,000, or 10%, from $907,000 in 2000 to $813,000 in 2001. Contract research and development expenses as a percentage of related revenues totaled 73% for 2001, and is comparable with 72% last year.

     Other research and development expenses increased by $793,000, or more than 100%, from $520,000 in 2000 to $1,313,000 million in 2001. This increase is due to increased spending on product line expansion, further development of the SuperFilter product line, including product pilots, and product line cost reduction efforts.

     Selling, general and administrative expenses increased by $804,000, or 46%, from $1.8 million in 2000 to $2.6 million in 2001. This increase results primarily from increased corporate development, domestic and international marketing and sales efforts, management recruitment activities, liability insurance premiums and expenses associated with distributing annual meeting information to a larger shareholder base.

     Interest income increased to $440,000 in 2001, as compared to $72,000 in the prior year, due to higher levels of cash available for investment.

     Interest expense decreased by $176,000, or 81%, from $216,000 in 2000 to $40,000 in 2001 and resulted from no new financing agreements being entered into in the current quarter.

     The Company had a net loss of $3.9 million for the quarter ended March 31, 2001, as compared to $3.8 million for the prior year.

     The net loss available to common shareholders of $4.6 million, or $0.26 per share, for 2001 included $655,000 non-cash deemed dividends on preferred stock. The net loss available to common shareholders of $5.3 million, or $0.47 per share, for 2000 included $1.5 million for deemed distributions to preferred stockholders. Excluding the effect of these non-cash items and those in the preceding paragraph, the loss per share for 2001 totaled $0.22 per share as compared to $0.33 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by approximately $2.9 million from $31.8 million on December 31, 2000 to $29.0 million on March 31, 2001. The decrease results from cash used in operations and investing activities.

     Cash used in operations totaled $2.6 million in 2001. We used $3.4 million to fund the cash portion of our net losses. We also used cash to fund a $1.0 million increase in inventory. Cash generated from the decrease in accounts receivable totaled $1.5 million. Cash used in operations in 2000 totaled $3.6 million and was used primarily to fund operating losses of $2.4 million net of non-cash adjustments and $944,000 from the increases in accounts receivable and inventory.

     Net cash used in investing activities totaled $446,000 in 2001 and $78,000 in 2000 and related to the purchase of manufacturing equipment.

     Net cash provided by financing activities totaled $173,000 in 2001. Cash received from the exercise of outstanding stock options totaled $230,000 and was partially offset by the net reduction in borrowings of $57,000. In the same period of 2000, cash provided by financing operations totaled $12.5 million and primarily resulted from private sales of preferred stock and exercise of stock options and warrants, partially offset by payments due on borrowings.

     We also have a revolving line of credit available that matures on December 20, 2001. The line of credit cannot exceed the lesser of (i) $2.5 million or
(ii) 80% of eligible accounts receivable. The line of credit bears interest at prime rate (8.0% at March 31, 2001) plus 1%, requires that certain financial and business covenants be maintained and is collateralized by substantially all of the Company's assets.

     At March 31, 2001, we had cash commitments for the purchase of fixed assets totaling $755,000. To meet the anticipated continued increase in demand for our products, we expect to invest $3.2 to $4.2 million for equipment in 2001. In addition, increased sales will require that higher inventory and accounts receivable balances be maintained. We expect our existing cash resources, together with our line of credit, will be sufficient to meet our cash needs into 2002.

NON-CASH CHARGES FOR WARRANTS ISSUED TO U.S. CELLULAR

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation ("U.S. Cellular") where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes, we initially allocated proceeds from sales under this agreement between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues. For product sales in the first quarter of 2000, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,140 shares of common stock. As a result, sales proceeds allocated to warrants vesting in the first quarter of 2000 was $554,000 and the estimated value of warrants vesting in excess of sales to U.S. Cellular totaled $313,000 and was recorded in cost of commercial product revenue

     In September 2000, the Company received a $7.8 million noncancelable purchase order from U.S. Cellular for SuperFilter(R) systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and U.S. Cellular has no other obligations to the Company.

     We estimated the fair value of the warrants vesting upon receipt of this order at $5,635,000 using the Black-Scholes option-pricing model and recorded this amount as a deferred warrant charge in the statement of stockholders' equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders' equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. During the quarter ended March 31, 2001 sales proceeds of $797,000 for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $306,000 were recorded as commercial product revenues.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeds related revenue by $5.3 million. We included the resulting loss in the results of operations for the year ended December 31, 2000. During the quarter ended March 31, 2001, $750,000 of this reserve was amortized against the cost of product delivered under this purchase order.

     The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the periods indicated:



           Dollars in thousands
                                                                                  April 1,    March 31,
                                                                                    2000        2001
                                                                                  --------    ---------
           Warrants issued to U. S. Cellular allocated from gross commercial
              product sales proceeds through September 14, 2000 ............      $    554      $  --
           Warrants issued to U.S. Cellular allocated from gross commercial
              product sales proceeds subsequent to September 14, 2000 ......          --            797
                                                                                  --------      -------
              Total ........................................................      $    554      $   797
                                                                                  ========      =======

           Warrants issued to U.S. Cellular included in cost of commercial
              product revenue ..............................................      $    313      $  --
                                                                                  ========      =======

           Contract loss accrual at beginning of period ....................          --        $ 4,241
           Amortization of non-cash loss against cost of commercial product
              revenues delivered to U.S. Cellular ..........................          --           (750)
                                                                                  ========      =======
           Non-cash loss remaining at March 31, 2001 to be amortized against cost of commercial product revenues based on future products
           deliverable to U.S Cellular .....................................      $   --        $ 3,491
                                                                                  ========      =======


     As of March 31, 2001, U.S. Cellular had 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There was no material change in our exposure to market risk at March 31, 2001 as compared with our market risk exposure on December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" in our 2000 Annual Report on Form 10K.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently involved in any litigation.

ITEM 2. SALE OF UNREGISTERED SECURITIES

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None



                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SUPERCONDUCTOR TECHNOLOGIES INC.



Dated:   May 8, 2001                /s/ Martin S. McDermut
                                    --------------------------------------------
                                    Martin S. McDermut
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer
                                    (Authorized Signatory and Principal
                                    Financial Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 2000

                           COMMISSION FILE NO. 0-21074

                        SUPERCONDUCTOR TECHNOLOGIES INC.

                                  EXHIBIT INDEX



     None