Form 10-Q
period 2001-09-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2001-11-06
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-21074

SUPERCONDUCTOR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0158076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X]    No [   ]

As of October 31, 2001 there were 17,902,136 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 29, 2001

		PAGE

PART I -	FINANCIAL INFORMATION

	ITEM 1 — Financial Statements

	Statement of Operations	3

	Balance Sheet	4

	Statement of Cash Flows	5

	Notes to Financial Statements	6

	ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	12

PART II -	OTHER INFORMATION

	ITEM 1 — Legal Proceedings	13

	ITEM 2 — Sales of Unregistered Securities	13

	ITEM 6 — Exhibits and Reports on Form 8-K
	(a) Exhibits	13
	(b) Reports on Form 8-K	13

SIGNATURE		14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 29,	September 30,	September 29,
	2000	2001	2000	2001

Net revenues:
Net commercial product revenue-Note 5	$1,245,000	$1,179,000	$2,871,000	$5,795,000
Government contract revenue	1,127,000	955,000	3,409,000	3,361,000
Sub license royalties	—	—	10,000	10,000

Total net revenues	2,372,000	2,134,000	6,290,000	9,166,000
Costs and expenses:
Cost of commercial product revenue-Note 5	7,862,000	2,215,000	12,484,000	7,728,000
Contract research and development	1,000,000	658,000	2,777,000	2,396,000
Other research and development	749,000	987,000	1,873,000	3,575,000
Selling, general and administrative	2,053,000	3,239,000	5,946,000	8,487,000
Non-recurring charge	—	—	132,000	—

Total costs and expenses	11,664,000	7,099,000	23,212,000	22,186,000

Loss from operations	(9,292,000)	(4,965,000)	(16,922,000)	(13,020,000)
Interest income	41,000	205,000	215,000	944,000
Interest expense	(67,000)	(35,000)	(452,000)	(113,000)

Net loss	(9,318,000)	(4,795,000)	(17,159,000)	(12,189,000)
Less:
Deemed distribution attributable to the inducement to convert preferred stock and beneficial conversion feature	—	(655,000)	(1,548,000)	(1,965,000)

Net loss available to common stockholders	$(9,318,000)	$(5,450,000)	$(18,707,000)	$(14,154,000)

Basic and diluted loss per common share	$(0.53)	$(0.30)	$(1.20)	$(0.79)

Weighted average number of common shares outstanding	17,692,751	17,902,160	15,525,933	17,894,809

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
BALANCE SHEET

	December 31,	September 29,
ASSETS	2000	2001

		(Unaudited)
Current assets:
Cash and cash equivalents	$31,824,000	$19,691,000
Accounts receivable	3,689,000	1,237,000
Inventory	3,775,000	6,812,000
Prepaid expenses and other current assets	500,000	642,000

Total current assets	39,788,000	28,382,000
Property and equipment, net of accumulated depreciation of $9,353,000 and $10,562,000, respectively	4,991,000	5,138,000
Patents and licenses, net of accumulated amortization of $1,761,000 and $1,944,000, respectively	1,877,000	1,996,000
Other assets	105,000	277,000

Total assets	$46,761,000	$35,793,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,996,000	$2,431,000
Accrued expenses	1,364,000	1,971,000
Current portion of debt and capitalized lease obligations	242,000	270,000

Total current liabilities	3,602,000	4,672,000
Long-term debt and capitalized lease obligations	509,000	303,000
Accrual for contract loss-Note 5	4,241,000	2,418,000

Total liabilities	8,352,000	7,393,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, Series E convertible preferred stock, 37,500 shares authorized, issued and outstanding; liquidation preference of $40,175,000	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 17,823,164 and 17,902,188 shares issued and outstanding	18,000	18,000
Capital in excess of par value	110,654,000	110,896,000
Deferred warrant charges-Note 5	(4,517,000)	(2,579,000)
Accumulated deficit	(67,746,000)	(79,935,000)

Total stockholders’ equity	38,409,000	28,400,000

Total liabilities and stockholders’ equity	$46,761,000	$35,793,000

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 30,	September 29,
	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,159,000)	$(12,189,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,327,000	1,400,000
Warrant charges	1,676,000	1,938,000
Accrued loss and amortization of accrued loss on sales contract	5,300,000	(1,823,000)
Changes in assets and liabilities:
Accounts receivable	172,000	2,452,000
Inventory	(1,889,000)	(3,037,000)
Prepaid expenses and other current assets	(66,000)	(142,000)
Patents and licenses	(134,000)	(302,000)
Other assets	87,000	(180,000)
Accounts payable and accrued expenses	517,000	1,042,000

Net cash used in operating activities	(10,169,000)	(10,841,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,490,000)	(1,356,000)

Net cash used for investing activities	(1,490,000)	(1,356,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(1,454,000)	—
Payments on long-term obligations	(156,000)	(178,000)
Proceeds from sale of preferred and common stock	52,234,000	242,000

Net cash provided by financing activities	50,624,000	64,000

Net increase (decrease) in cash and cash equivalents	38,965,000	(12,133,000)
Cash and cash equivalents at beginning of period	66,000	31,824,000

Cash and cash equivalents at end of period	$39,031,000	$19,691,000

Supplemental schedule of non-cash financing activities:
Common stock options issued for past services in lieu of accounts payable	$72,000	$—
Issuance of warrants in connection with bank line of credit	131,000	—
Redeemable preferred stock exchanged for common stock	17,125,000	—
Common stock options issued in lieu of accounts payable	72,000	—
Conversion of notes payable to purchase common stock	500,000	—
Equity issuance costs accrued and not paid	2,431,000	—

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2000. The results of operations for the quarter and nine months ended September 29, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company’s fiscal year-end is December 31.

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. Inventories

     Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

	December 31, 2000	September 29, 2001

Raw Materials	$1,094,000	$1,660,000
Work-in-Progress	1,960,000	2,568,000
Finished Goods	721,000	2,584,000

Total Inventory	$3,775,000	$6,812,000

3. Short Term Borrowings

     The Company has a revolving line of credit maturing on December 20, 2001. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate (6.00% at September 29, 2001) plus 1%. No amounts were outstanding under this line at December 31, 2000 and September 29, 2001. The Company is required to maintain certain minimum tangible net worth, debt, cash flow and other financial and business covenants. Borrowings under the revolving line of credit are collateralized by substantially all of the Company’s assets. The agreement is renewable annually.

4. Stockholders’ Equity

     During the nine months ended September 29, 2001, the Company (i) issued options to purchase 569,600 shares of common stock under the Company’s stock option plans and (ii) cancelled options in connection with employment terminations to purchase 53,017 shares of common stock. Options for 79,024 shares of common stock were exercised for $242,000 during the period. At September 29, 2001, options to purchase 2,326,660 shares of common stock were issued and outstanding under the Company’s stock option plans. The outstanding options expire by the end of September 2011. The exercise prices for these options range from $2.31 to $49.38 per share, for an aggregate exercise price of approximately $26.2 million. At September 29, 2001, there were 750,484 shares of common stock available for granting future options.

     The following is a summary of outstanding warrants at September 29, 2001:

	Number of Common Shares
			Price per
	Total	Currently Exercisable	Share	Expiration Date

Warrants related to issuance of Series E Preferred	1,044,568	1,044,568	$21.54	September 29, 2005
Warrants related to borrowings and sales agreements	62,500	62,500	$3.00	June 18, 2004
	1,000,000	414,440	$4.00	August 27, 2004
	33,333	33,333	$3.00	December 1, 2004
	27,692	27,692	$3.25	January 12, 2005

5. Warrants Issued To U. S. Cellular

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes proceeds from sales to U.S. Cellular under this agreement were initially allocated between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues. For product sales in the three and nine months ended September 30, 2000, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 16,640 and 53,460 shares of common stock, respectively. As a result, sales proceeds allocated to warrants vesting in the three and nine months ended September 30, 2000 were $256,000 and $1,659,000, respectively, and the estimated value of warrants vesting in excess of sales to U.S. Cellular was none and $482,000, respectively, and was recorded in cost of commercial product revenues.

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and was recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds are allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the three and nine months ended September 30, 2000 sales proceeds of $60,000 for shipments pursuant to this purchase order were allocated to deferred warrant charges and proceeds of $33,000 were recorded as commercial product revenues. During the three and nine months ended September 29, 2001 sales proceeds of $549,000 and $1,938,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $210,000 and $744,000, respectively, were recorded as commercial product revenues.

     In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three and nine months ended September 30, 2000, $63,000 of this reserve was amortized against the cost of product under this purchase order. During the three and nine months ended September 29, 2001, $516,000 and $1,823,000, respectively of this reserve was amortized against the cost of product delivered under this purchase order.

     As of September 29, 2001 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

6. Earnings Per Share

     The computation of per share amounts for the three and nine months ended September 29, 2001 and September 30, 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 4,494,753 and 4,016,456 shares of common stock during the three and nine months ended September 29, 2001 and September 30, 2000, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 3,554,656 common shares was also not considered in the computation of diluted earnings per share for the three and nine months ended September 29, 2001 and September 30, 2000, because its inclusion would also be antidilutive.

7. Concentration of Customers and Suppliers

     Our two largest customers accounted for 89% and 41% of our net commercial product revenues for the nine months ended September 29, 2001 and September 30, 2000, respectively, and 48% and 63% of accounts receivable as of September 29, 2001 and December 31, 2000, respectively.

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

     Other statements about our plans, objectives, expectations and intentions contained in this report that are not historical facts may also be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons. We refer you to Exhibit 99.1 entitled “Disclosure Regarding Forward-Looking Statements” and our other SEC filings for a description of some of the uncertainties and factors that may affect our forward-looking statements. We assume no obligation to update any forward-looking statements.

Results of Operations for the Quarter and Nine Months ended September 30, 2000 as Compared with the Quarter and Nine Months ended September 29, 2001

     Total net revenues decreased by $238,000, or 10%, from $2.4 million in the third quarter of 2000 to $2.1 million in the third quarter of 2001. Total net revenues increased by $2.9 million or 46% from $6.3 million in the first nine months of 2000 to $9.2 million in the same period this year. The increase is primarily due to higher commercial product sales.

     The Company’s commercial revenues are generated from (i) the sales of its SuperFilter product line which combines specialized superconducting RF filters with a proprietary cryogenic cooler (and, in most cases, a low noise amplifier) in highly compact systems and (ii) starting in February 2001, from the sales of its new duplexer product line. Net commercial product revenues consist of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. For a discussion of the allocation to warrants, please read the discussion under the caption “Non-Cash Charges for Warrants Issued To U.S. Cellular.” The following table summarizes the calculation of net commercial product revenues for 2000 and 2001:

	Quarter Ended		Nine Months Ended

	September 30,	September 29,	September 30,	September 29,
Dollars in Thousands	2000	2001	2000	2001

Gross commercial product sales proceeds	$1,561	$1,743	$4,166	$7,790
Less allocation of proceeds to warrants issued to U.S. Cellular	(316)	(549)	(1,237)	(1,938)
Less sales discounts	—	(15)	(58)	(57)

Net commercial product revenue	$1,245	$1,179	$2,871	$5,795

     In the third quarter of 2001 net commercial product revenue totaled $1.2 million and is comparable to the same period last year. For the first nine months of 2001, net commercial product revenues increased to $5.8 million from $2.9 million in the same period last year, an increase of $2.9 million, or 102%. This increase is the result of increased sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units and increased sales of our duplexer product. The increase in gross commercial product sales proceeds was partially offset by $316,000 and $549,000 in the third quarter of 2000 and 2001, respectively, and by $1.2 million and $1.9 million in the first nine months of 2000 and 2001, respectively, to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. The warrant charges increased because of higher product shipments to U.S. Cellular.

     Government contract revenue decreased by $172,000, or 15%, from $1.1 million in the third quarter of 2000 to $1.0 million in same quarter of 2001. For the first nine months of 2001, government contract revenue totaled $3.4 million and is comparable to the same period last year. These revenues included government subcontract revenue which totaled $178,000 in the third quarter of 2001 and $958,000 in the first nine months of 2001 as compared to $87,000 and $101,000, respectively, in the same periods of the prior year. Excluding the impact of subcontract revenues, we expect government contract revenues to decline as we focus more of our research and development resources on our commercial business. We plan to focus our future government contract work on projects that have applications to our commercial product business.

     Our backlog consists of accepted product purchase orders. We had a backlog of $3.7 million at September 29, 2001, as compared to $6.5 million at December 31, 2000. We expect that $3.0 million of this backlog will be delivered in the next twelve months. The backlog at September 29, 2001 includes $3.4 million remaining under a $7.8 million purchase order from U.S. Cellular with unscheduled delivery dates. The subsection below entitled “Non-Cash Charges For Warrants Issued to U.S. Cellular” includes a discussion of the accounting for this purchase order.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $2.2 million and $7.7 million for the third quarter and first nine months of 2001, respectively, and was reduced by the amortization of $516,000 and $1.8 million, respectively, relating to the accrual for non-cash contract loss on the purchase order received from U.S. Cellular. The cost of commercial product revenues was $7.9 million and $12.5 million for the third quarter and first nine months of 2000, respectively, and included $5.2 million and $5.7 million, respectively, relating to non-cash warrant charges and a non-cash contract loss relating to our sales agreement with U.S. Cellular. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular.” Excluding these non-cash charges and credits relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased to $2.7 million in the third quarter of 2001, or 4%, from $2.6 million in the same period in 2000. This increases results from higher costs associated with ramping up the Company’s manufacturing capacity. For the first nine months of 2001, excluding these non-cash charges and credits, the cost of commercial revenues totaled $9.6 million as compared to $6.8 million in the first nine months of 2000. This increases result from increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, more than offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     We generate negative gross margins on our commercial products at current sales levels primarily due to fixed manufacturing overhead costs. Based on current prices, expected product mix and costs, we estimate that we will achieve positive gross margins sometime in 2002.

     Contract research and development expenses totaled $1.0 million and $658,000 in the third quarter of 2000 and 2001, respectively, and included $87,000 and $178,000 of subcontract expenses, respectively. In the first nine months of 2000 and 2001, these expenses totaled $2.8 million and $2.4 million, respectively, and included subcontract expenses of $101,000 and $958,000, respectively. Excluding subcontract expenses, contract research and development expenses decreased to $480,000 in the third quarter of 2001, as compared to $913,000 for the same period last year. For the first nine months of 2001, excluding subcontract expenses, these expenses totaled $1.4 million as compared to $2.7 million last year. These decreases result from the increased focus on commercial research efforts.

     Other research and development expenses relate to development of our commercial products. These expenses increased $238,000 to $987,000 million in the third quarter of 2001, as compared to $749,000 in the same period last year. In the first nine months of 2001, these expenses totaled $3.6 million, as compared to $1.9 million in the same period of 2000. These increases are due to increased spending on product line expansion, further development of the SuperFilter product line, including product pilots, and product line cost reduction efforts.

     Selling, general and administrative expenses increased by $1.2 million in the quarter ended September 29, 2001, or 58%, from $2.1 million in 2000 to $3.2 million in 2001. In the first nine months of 2001 these expenses totaled $8.5 million as compared to $5.9 million in the same period last year, an increase of $2.5 million, or 43%. These increases result primarily from increased corporate development, domestic and international marketing and sales efforts, management recruitment activities, insurance premiums and litigation expenses.

     Interest income increased to $205,000 and $944,000 in third quarter and first nine months of 2001, respectively, as compared to $41,000 and $215,000, respectively, in the prior year, due to higher levels of cash available for investment.

     Interest expense decreased by $32,000 and $339,000 in the third quarter and first nine months of 2001 as compared to the same periods in the prior year and resulted from decreased borrowings in the current year.

     The Company had a net loss of $4.8 million for the current quarter ended September 29, 2001, as compared to $9.3 million for the comparative period last year. For the first nine months of 2001, the net loss totaled $12.2 million as compared to $17.2 million last year.

     The net loss available to common shareholders totaled $5.5 million in the current quarter, or $0.30 per common share, as compared to $9.3 million, or $0.53 per common share, in the same period last year. These amounts for the third quarter of 2001 included a $655,000 non-cash deemed distribution on preferred stock. The net loss available to common shareholders totaled $14.2 million in the first nine months of 2001, or $0.79 per common share as compared to $18.7 million, or $1.20 per common share for the first nine months of 2000. These amounts for the first nine months of 2000 and 2001 included $1.5 million and $2.0 million, respectively, relating to non-cash deemed distributions to preferred stockholders.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by approximately $12.1 million from $31.8 million on December 31, 2000 to $19.7 million on September 29, 2001. The decrease results from cash used in operations and investing activities.

     Cash used in operations totaled $10.8 million in 2001. We used $10.7 million to fund the cash portion of our net losses. We also used cash to fund a $3.0 million increase in inventory. Cash generated from the decrease in accounts receivable totaled $2.5 million. Cash used in operations in 2000 totaled $10.2 million and was used primarily to fund operating losses of $8.9 million net of non-cash adjustments and $1.9 million from the increase in inventory.

     Net cash used in investing activities totaled $1.4 million in 2001 and $1.5 million in 2000 and related to the purchase of manufacturing equipment.

     Net cash provided by financing activities totaled $64,000 in 2001. Cash received from the exercise of outstanding stock options totaled $242,000 and was partially offset by the net reduction in borrowings of $178,000. In the same period of 2000, cash provided by financing operations totaled $50.6 million and primarily resulted from issuance of convertible preferred shares and warrants and the exercise of stock options and warrants, partially offset by payments due on borrowings.

     We also have a revolving line of credit available that matures on December 20, 2001. The line of credit cannot exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The line of credit bears interest at prime rate (6.00% at September 29, 2001) plus 1%, requires that certain financial and business covenants be maintained and is collateralized by substantially all of the Company’s assets.

     At September 29, 2001, we had cash commitments for the purchase of fixed assets totaling $1.1 million. We expect to invest approximately $600,000 for equipment during the remainder of 2001. In addition, increased sales will require that a higher accounts receivable balance be maintained at year-end. We expect our existing cash resources, together with our line of credit, will be sufficient to fund our planned operations well into 2002. We anticipate needing additional funds next year and are currently exploring various funding opportunities.

Non-Cash Charges For Warrants Issued To U.S. Cellular

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes, we initially allocated proceeds from sales under this agreement between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues. For product sales in the third quarter and first nine months of 2000, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 16,640 and 53,460 shares, respectively, of common stock. As a result, sales proceeds allocated to warrants vesting in the third quarter and first nine months of 2000 were $256,000 and $1.7 million, respectively, and the estimated value of warrants vesting in excess of sales to U.S. Cellular totaled none and $482,000, respectively, and was recorded in cost of commercial product revenue

     In September 2000, the Company received a $7.8 million noncancelable purchase order from U.S. Cellular for SuperFilter® systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and U.S. Cellular has no other obligations to the Company.

     We estimated the fair value of the warrants vesting upon receipt of this order at $5,635,000 using the Black-Scholes option-pricing model and recorded this amount as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. During the three and nine months ended September 30, 2000 sales proceeds of $60,000 for shipments pursuant to this purchase order were allocated to deferred warrant charges and proceeds of $33,000 were recorded as commercial product revenues. During the quarter and nine months ended September 29, 2001 sales proceeds of $549,000 and $1.9 million, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $210,000 and $744,000, respectively, were recorded as commercial product revenues.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. We included the resulting loss in the results of operations for the quarter ended September 30, 2000. During the three and nine months ended September 30, 2000, $63,000 of this reserve was amortized against the cost of product under this purchase order. During the quarter and nine months ended September 29, 2001, $516,000 and $1.8 million, respectively, of this reserve was amortized against the cost of product delivered under this purchase order.

     The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the periods indicated:

	Quarter Ended		Nine Months Ended

	September 30,	September 29,	September 30,	September 29,
Dollars in thousands	2000	2001	2000	2001

Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds through September 14, 2000	$256	$—	$1,177	$—
Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds subsequent to September 14, 2000	60	549	60	1,938

Total	$316	$549	$1,237	$1,938

Warrants issued to U.S. Cellular included in cost of commercial product revenue	$—	$—	$482	$—

Contract loss accrual at beginning of period	—	$2,934	—	$4,241
Accrual of non-cash loss	$5,300	—	$5,300	—
Amortization of non-cash loss against cost of commercial product revenues delivered to U.S. Cellular	(63)	(516)	(63)	(1,823)

Non-cash loss remaining to be amortized against cost of commercial product revenues based on future products deliverable to U.S. Cellular	$5,237	$2,418	$5,237	$2,418

     As of September 29, 2001, U.S. Cellular had 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

Net Operating Loss Carryforward

     At December 31, 2000, the Company had a federal net operating loss carryforward of approximately $71.6 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We have not evaluated the circumstances under which the exercise of our outstanding warrants and options, combined with our private stock sales over the last few years, may trigger a “change in ownership” under Section 382. If this were to occur, it could significantly diminish the value of our net operating loss carryforwards by limiting the rate at which we would be permitted to offset them against any future taxable income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at September 29, 2001 as compared with our market risk exposure on December 31, 2000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2000 Annual Report on Form 10K.

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

     We are reviewing the newly issued ISCO patent and investigating the merits of ISCO’s claims against us. After completing our preliminary review and investigation, we filed an answer and counter claim on August 23, 2001. Based upon our review of the matter, we believe the claim is without merit and we intend to vigorously defend ourselves against the ISCO lawsuit.

     On October 3, we filed a motion to amend our answer and counterclaim to ISCO’S complaint for infringement of U.S. patent 6,263,215 (“the ‘215 patent”) for “Cryoelectronically Cooled Receiver Front End For Mobile Communications System.” STI’s original answer and counterclaim denied ISCO’s allegations and asked the court to declare the ‘215 Patent invalid and not infringed. STI filed to amend its answer and counterclaim to add allegations that ISCO failed to disclose to the Patent Office relevant prior art during the patent application process. In its motion to amend, STI is also suing ISCO for violations of federal and state law when ISCO threatened STI’s customers after having recently been informed of the deficiencies in the patent application process which puts the validity of the ‘215 patent in serious doubt. STI is seeking both compensatory and punitive damages, as well as attorneys’ fees.

Item 2. Sale of Unregistered Securities

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

                    99.1    Disclosure Regarding Forward-Looking Statements

     (b)  Reports on Form 8-K

     Current Report on Form 8-K filed on July 25, 2001 regarding lawsuit filed against us by ISCO.

     Current Report on Form 8-K filed on August 23, 2001 regarding filing answer and counter claim to the lawsuit filed against us by ISCO.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2001	SUPERCONDUCTOR TECHNOLOGIES INC. /s/ Martin S. McDermut Martin S. McDermut Vice President, Finance and Administration and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)