Form 10-K
period 2001-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2002-03-25
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Year Ended December 31, 2001 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to __________

Commission File Number 0-21074

SUPERCONDUCTOR TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0158076
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

460 Ward Drive, Santa Barbara, California 93111-2310

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 690-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $71.9 million based on the closing price of $4.65 per share of common stock as reported on The NASDAQ Stock Market® on March 15, 2002. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of the close of business on March 15, 2002 was 21,782,509.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 16, 2002.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT
Fiscal Year Ended December 31, 2001

PART  I

ITEM  1.   BUSINESS.

Forward-Looking Statements

     The discussion in this section of our annual report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. Please read the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” for a description of our forward-looking statements and some of the factors that might affect those statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

Overview

     We develop, manufacture and market high performance products to service providers, systems integrators and original equipment manufacturers in the wireless telecommunications industry. Our products, known collectively as SuperLink Solutions, maximize the performance of wireless networks by improving the quality of “uplink” signals from subscriber terminals (wireless handsets or mobile wireless devices) to network base stations and of “downlink” signals from network base stations to subscriber terminals. These premium products work in concert to provide Total Link Enhancement, a combination of complimentary wireless products built around our flagship SuperFilter® System to meet the growing demand of the wireless telecommunications industry for improved capacity, reduced interference, and greater coverage for their network base stations.

     SuperLink Solutions consist of three unique product families: SuperLink Rx Solutions, SuperLink Tx Solutions and SuperPlex Solutions. Together, these solutions allow service providers to benefit from lower capital and operating costs. They also increase the minutes of use because subscribers experience better call quality, fewer dropped calls and higher speed data transmissions.

•	SuperLinkTM Rx Solutions. In order to receive uplink signals from wireless terminals, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer SuperLink Rx Solutions, which include our flagship product, the SuperFilter System. Deployed in base stations, these solutions combine specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx Solutions thereby offer significant advantages over conventional filter systems.

•	SuperLinkTM Tx Solutions. Many wireless networks also suffer from insufficient transmit power on the downlink signal path. In this situation, operators benefit from our SuperLink Tx Solutions, a family of compact, robust, and technologically-advanced high-power amplifiers.

•	SuperPlexTM Solutions. For superior antenna multiplexing functionality, we offer SuperPlex Solutions, a line of multiplexers that provide extremely low insertion loss and excellent cross-band isolation.

     We have undergone three unique phases of development since our incorporation in 1987. From 1987 to 1996, we focused primarily on the research and development of HTS technologies. From 1997 to 2001, our second phase, we made the transition from a research and development firm to a commercial products company. During this time we launched our flagship product, the SuperFilter System, and concentrated on commercializing HTS technology for the U.S. wireless market. We are now in our third phase of development. Our Company is evolving from one oriented solely around HTS technology to one that is committed to providing best-in-class link enhancement solutions to the wireless infrastructure market. Following our strategy of Total Link Enhancement, (simultaneously optimizing the performance of the uplink, the downlink and the antenna), we now offer innovative technologies across multiple product lines and in multiple geographic markets.

     Our expanded product line of SuperLink Solutions, combined with our increased sales and marketing activities, has resulted in multiple product orders over the last year. In November we reached a significant milestone, selling our 1,000th

SuperFilter System, and in December we received a large purchase agreement for a minimum of 1,000 SuperFilter Systems from a “top-five” U.S. cellular carrier. At the close of 2001, over 1,000 SuperFilter Systems were deployed in networks worldwide, with nearly 12 million cumulative hours of operation.

     The recent 1000-unit SuperFilter order has served as a catalyst for further expanding our Santa Barbara manufacturing facilities. In early 2002, we increased our available manufacturing space and are adding to our state-of-the-art equipment to improve capacity. We expect these activities will allow us to increase our production capacity from 200 systems per quarter at the end of 2001 to approximately 600 units per quarter capacity by the end of 2002.

Industry Background

The Wireless Communications Market

     Despite the recent slowdown in telecommunications infrastructure sector, we expect the underlying strengths of the wireless communications market will allow it to “weather the storm” and to gradually benefit from increased but more efficient capital spending. Some of these strengths include: continued worldwide growth in subscribers, particularly in the developing world; rising minutes of use; and wider availability of advanced air interfaces that permit faster data throughput.

     New subscribers. According to the Yankee Group, at the end of 2000 there were approximately 625 million cellular and PCS wireless subscribers worldwide. The Yankee Group expects this number to increase to approximately 1.3 billion subscribers by the close of 2005, representing a compound annual growth rate of 16%. The developing world, led by the Peoples Republic of China, is expected to continue to experience the fastest subscriber growth rates.

     Increased usage (minutes of use). We expect that cut-rate prices for wireless calls will lead to significant increases in minutes of use for the average subscriber. We also expect that higher minutes of use will likely come from the emergence of new data and Internet services such as e-mail and instant messaging, as well as from consumers’ gradual shift toward using mobile devices instead of fixed telephones as their primary telecommunications device.

     New air interfaces. Advanced wireless transmission technologies, or “air interfaces,” are finally becoming available to consumers in the United States and other nations. With their faster data speeds and increased bandwidth, these new air interfaces are expected to usher in a broad range of wireless services, from music downloads to video file sharing. One such new wireless transmission technology is CDMA IXRTT, which represents an upgrade to the current technology known as Code Division Multiple Access (commonly referred to as CDMA). We expect the onset of the “data era” in mobile communications will help operators to reverse declining annual revenues per user and move closer to long-term financial health.

Strains on Wireless Networks

     We believe the ability to provide high quality service to customers will become increasingly difficult for wireless operators as the number of subscribers rises, minutes of use increase, and the market for wireless data services expands. We expect that wireless service providers in both rural and urban areas will encounter higher levels of radio frequency, or RF, interference due to greater subscriber density and a larger number of users on adjacent channels. Operators can expect that this reduced signal quality and higher percentage of dropped calls will lead to lower system utilization, decreased revenue, and ultimately, higher rates of customer churn.

     Service providers are also expected to face network capacity constraints. For example, wireless carriers are finding it harder to maintain a “guard band” around their frequency allocation in order to reduce interference levels. In particular CDMA operators, whose networks employ the same wide communications channels for both data and voice transmission, are learning that as higher-speed data transmissions proliferate their networks will have less capacity available for voice users.

     In order to reduce the strain on their wireless networks, providers must find a cost-effective means to reduce interference and increase the capacity of their systems. Notably, in light of today’s restricted corporate budgets and tougher zoning laws, operators are less likely to have the option of simply deploying new base stations to achieve these performance goals.

Our Solution

     Our empirical data show that our premium SuperLink Solutions provide dramatic and cost-effective improvements to RF signal quality and network capacity utilization. In February 2002, an all-day session on superconductor technology was held at the International Engineering Consortium’s fifth annual National Wireless Engineering Conference. At this session, a “top-five” U.S. cellular operator presented data illustrating the benefits of deploying SuperLink Solutions in an urban environment. Over four weeks in November 2001, this CDMA operator monitored data from a cluster of ten urban cell sites, each outfitted with SuperFilter Systems. The operator stated that on average, STI’s solutions provided the following quality-of-service improvements across the cluster:

•	6 dB reduction in base station noise figure— effectively doubling base station sensitivity and therefore uplink capacity and coverage;

•	14 dBm reduction in handset transmit power— prolonging handset battery life and available talk time;

•	46% reduction of dropped calls (with one site registering a 62% reduction) and 28.5% reduction of access failures— both helping to reduce subscriber churn;

•	Elimination of interference from Specialized Mobile Radio handsets and base stations; and

•	Increased in-building penetration

     We expect that our more recently introduced product lines, Super Link TX Solutions and SuperPlex Solutions, will also provide substantial advantages for wireless networks.

     SuperLink Tx Solutions, our line of premium multi-carrier power amplifiers, employ advanced linearization technology and are optimized for CDMA base stations. Relative to competing technologies, we believe that these products offer:

•	Superior reliability;

•	Improved peak power handling; and

•	Lowest cost of ownership

     SuperPlex Solutions, our line of high-performance multiplexers, are designed to eliminate the need for additional base station antennas and thus reduce infrastructure costs. These products provide very low transmit and receive insertion loss and excellent cross-band isolation. Relative to competing technologies, we believe that these products offer:

•	Increased transmit power delivered to base station antennas

•	Higher sensitivity to customers’ handset signals

•	Fast and cost-effective network overlays (such as PCS network infrastructure on top of cellular network infrastructure)•

Our Strategy

     We have mastered the use of high-temperature superconducting (HTS) technology to improve the quality of wireless networks. Our strategy is to provide Total Link Enhancement (simultaneously optimizing the performance of the uplink, the downlink and the antenna) by teaming our field-proven HTS solutions with high-performance multiplexers and multi-carrier power amplifiers. With SuperFilter at the core, our SuperLink Solutions provide the only comprehensive package of RF link performance enhancement solutions available today.

     The primary elements of our strategy include:

Enhance and Extend Current Product Offerings. There is a constant demand for more compact, more efficient, and more sophisticated wireless communication technology. In response, we expect to use our technical expertise to expand our primary product lines, as represented by SuperLink Rx Solutions (uplink enhancement), SuperLink Tx Solutions (downlink enhancement), and SuperPlex Solutions (antenna optimization).

Expand Domestic and International Sales Channels. We intend to continue to expand our sales efforts to domestic wireless communication providers and OEMs. We also expect to expand our international distribution channels, particularly in Asia and Latin America.

Enhance Our Productivity and Lower Our Costs. We intend to continue developing our manufacturing infrastructure and organization to meet our expected production requirements. We plan to continue manufacturing in-house certain key components of our products such as our proprietary HTS filters and cryogenic coolers. We believe that this will enable us to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of our technology and processes; (3) properly control our manufacturing processes; and (4) achieve significant cost reductions.

Maintain Our Focus on Technical Excellence and Innovation. We are committed to maintaining our leadership role in the wireless communication market for link enhancement solutions. In order to expand and protect our technology, we will continue to seek patent protection and/or licenses of key technology owned by others. We also will continue to engage in government research and development contracts to fund our commercial technology and product development.

Pursue Strategic Partnerships, Alliances and Acquisitions. In addition to our internal development efforts, we may acquire new products and technologies that address the complementary issues of uplink enhancement, downlink enhancement, and antenna optimization.

Our Wireless Products

     Commercial wireless providers can use our SuperLink Solutions to keep pace with the growing demand for wireless communications. Wireless providers may deploy our products in connection with the installation of additional base stations in a network, as well as with the installation of an entirely new network. They can also improve the performance of existing base stations and networks by retrofitting their equipment with our link enhancement products.

     Our SuperLink Solutions are comprised of three unique product families: SuperLink Rx Solutions, SuperLink Tx Solutions, and SuperPlex Solutions.

•	SuperLink Rx Solutions include our core product line, the SuperFilter System. These uplink solutions combine specialized filters using HTS technology with a proprietary cryogenic cooler and a low-noise amplifier. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity and high sensitivity.

The small size and low power consumption of our SuperLink Rx Solutions is largely the result of our choice of cooling technology. In order to incorporate a compact, efficient, and reliable cooling system, we developed a proprietary Stirling cryogenic cooler. Approximately the size of a wine bottle, the cooler utilizes helium gas as both the lubricant and coolant. This eliminates the use of oils and grease as well as the need for scheduled maintenance. Our cooler requires approximately 100 watts of power— far less than other cryogenic systems.

•	SuperLink Tx Solutions consist of our line of premium multi-carrier power amplifiers. These solutions are geared toward downlink-limited environments and serve as a key element in our Total Link Enhancement strategy.

•	SuperPlex Solutions are HTS-Ready™ (ready for immediate connection to our HTS filter products), high-performance multiplexers designed to eliminate the need for additional antennas and reduce costs. Their extremely low insertion loss and excellent cross-band isolation make them highly- effective HTS companion products.

     Significantly, in early 2002 we introduced the SuperFilter IMT-2000 Tower Top, our first product for international 3G networks. 3G, or “third generation”, wireless networks use advanced technologies that promise to allow mobile devices to offer high-speed data services such as full Internet access and CD-quality music services. Our SuperFilter IMT-2000 Tower Top product provides the same premium benefits of our rack-mount systems with the addition of a duplexing function, allowing both transmit and receive signals to be carried on the same antenna. The SuperFilter IMT-2000 Tower Top is designed to withstand harsh outside environments, and it can be mounted adjacent to the base station antenna to maximize sensitivity benefits.

     During the years ended December 31, 1999 and 2000 our net commercial product revenues totaled $2.1 million and $5.3 million, respectively, and related primarily to the sales of our SuperFilter System. For the year ended December 31, 2001 our net commercial product revenues totaled $7.6 million and was comprised of $6.9 million from sales of our SuperFilter System and $635,000 from sales of our multiplexers. Our multi-carrier power amplifier product was introduced in March 2001; however, to date it has not contributed significantly to our revenues.

Marketing and Sales

     We presently sell solutions to wireless communication service providers in the Americas and have plans to expand worldwide. Our earliest experience was with small rural providers who had the most immediate need for the SuperFilter® for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000 and 438 systems in 2001. We continue to increase systems sales in spite of a shift in our sales focus to the large service providers where the sales cycle requires numerous trials and is very long. This shift in focus was undertaken to begin a move to the suburban and urban markets where the majority of base stations are located and where the need for interference rejection is greatest. In mid 1999, we signed a five-year supply agreement with U.S. Cellular Corporation, one of the five largest cellular providers in the country. In March 2000, we signed a supply agreement with ALLTEL, an even larger domestic wireless service provider, designating STI as their supplier of HTS base station receiver solutions. More recently, in December 2001, we signed a follow-on agreement with a major customer for 1,000 SuperFilter Systems, to be delivered over five quarters. U.S. Cellular and ALLTEL are our two largest customers and accounted for 85% of our net commercial revenues in 2001 as compared to 49% in 2000.

     We sell using a direct sales force in the U.S. and internationally. We have only recently begun efforts to market our products internationally and have not yet had significant international sales. We plan to supplement our direct sales by building a network of international distributors. We are also working with many consulting firms to provide data that illustrates the benefits of deploying our products in their customers’ networks. We also demonstrate our products at trade shows, participate in industry conferences, utilize advertising and direct mailings, and provide technical and application reports to recognized trade journals. We also advertise our products through our website, brochures, data sheets, application notes, trade journal reports, and press releases. Our sales and marketing efforts are supplemented by a team of engineers who manage field trials and initial customer installations and educate customers.

Backlog

     Our backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at December 31, 2001 to be $21.3 million, as compared to $6.5 million at December 31, 2000. The backlog at December 31, 2001 includes $3.1 million remaining under a $7.8 million purchase order from U.S. Cellular that will be delivered by December 31, 2002. The subsection below entitled “Non-Cash Charges For Warrants Issued to U.S. Cellular” includes a discussion of the accounting for this purchase order. We estimate that $14.5 million of the December 31, 2001 backlog will be delivered in fiscal 2002, with the remainder delivered by the end of the first quarter of 2003.

Our Technology

     Superconducting Technology

     We use superconducting technology to improve both the selectivity (rejection of adjacent band interference) and the sensitivity (ability to “hear” signals better) of a base station receiver. Superconductors are materials that have the ability to conduct electrical energy with little or no resistance when cooled to “critical” temperatures. In contrast, electric currents that flow through normal conductors encounter resistance that requires power to overcome and generates heat. Substantial improvements in the performance characteristics of electrical systems can be made with superconductors, including reduced power loss, lower heat generation and decreased electrical noise. As these properties have been applied to radio and microwave frequency applications, new products, such as wireless filters, have been developed that can be extremely small, highly sensitive and highly frequency selective.

     The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (one of the members of our Board of Directors and Chairman of our Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures, below 23K (-250°C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243°C) were discovered. In early 1987, yttrium barium copper oxide (“YBCO”) was discovered, which has a critical temperature of 93K (-180°C). Shortly thereafter, thallium barium calcium copper oxide (“TBCCO”) was discovered, which has a critical temperature of 125K (-148°C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196°C), or the point at which nitrogen liquefies. These high critical temperatures allow superconductors to be cooled using less expensive and more conventional refrigeration processes. Our Company was formed following this discovery for the initial purpose of developing and commercializing high temperature superconductors.

     How We Develop Our Technology

     As part of our strategy to maintain our technological leadership, we have focused our research and development activities on high temperature superconducting (HTS) materials, RF circuitry, and cryogenics design and product application. We have internally developed our key technologies from a standard set of technology platforms. We utilize a proprietary manufacturing process for HTS thin-film production, the base material for our filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is incorporated with our cryogenic cooler and then integrated with the necessary control electronics into a complete system for simple adaptation into new or existing wireless communications base stations. We believe that our filter systems provide our targeted markets with the smallest and most cost-effective products and that we are the only superconducting company that develops and manufactures all of these key components.

     HTS Materials

     A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. We primarily utilize TBCCO, which has one of the highest known critical temperatures, allowing for reduced cooling needs in order to achieve superconducting properties. We hold a worldwide exclusive license, in all fields of use, to TBCCO formulations covered by patents held by the University of Arkansas through a license agreement. As part of our strategy to stimulate the development and use of TBCCO, we granted DuPont a non-exclusive worldwide sublicense to develop processes and market TBCCO thin-films. Thin-film superconductors are the base materials used by us to produce RF components, such as wireless communications filters. We hold twelve patents for technologies related to thin-film production. We believe that the process technology we have developed produces state of the art HTS thin-films of the highest quality.

     RF Circuitry

     We have devoted a significant portion of our engineering resources to design and model the complex RF circuitry that is basic to our products. Our RF engineering team is led by Vice President of Engineering Dr. Gregory Hey-Shipton and includes Dr. George Matthaei, recognized international leaders in RF filter design. In addition, Dr. J. Robert Schrieffer, a Nobel laureate, is head of our Technical Advisory Board. The expertise of this highly qualified team has allowed us to design and fabricate very precise individual components, such as RF signal filters. We have implemented computer simulation systems to design our products and this RF circuitry design has allowed us to produce extremely small, high-performance circuits. Some of our design and engineering innovations have been patented; others are the subjects of pending patent applications. We believe that our RF engineering expertise provides us with a unique competitive advantage.

     Cryogenic Cooling Technology

     The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Prior to the Company’s efforts no such cryogenic cooler has been commercially available. In response to this lack of availability, we developed a low-cost, highly reliable low-power cooler designed to cool to 77K (-196°C) with sufficient cooling capacity for our superconducting applications. Our cryogenic cooler, with over 10,000,000 hours of operation in wireless base stations worldwide, has demonstrated a mean time between failure of greater than 850,000 hours. Its development was based in part on patents licensed by us from Sunpower, Inc. We believe that our internally developed cooler that is both compact and reliable enough to meet the most demanding wireless industry standards and provide us with a significant and unique competitive advantage.

     Cryogenic Packaging

     Cooling to cryogenic temperatures requires proper thermal isolation and packaging. Any superconducting or other cryogenically cooled device must be maintained at its optimal operating temperature, and its interaction with higher temperature components must be controlled. We have developed a variety of proprietary and patented cryogenic packaging innovations to satisfy this requirement.

How we use Government Contracts to fund technology development

     Our strategy is to pursue government research and development contract awards, which complement our commercial product and technology development. For example, we are currently working on a project to develop rapid tuning of superconducting filters funded by the Department of Defense Advanced Research Projects Agency (DARPA). This capability would greatly increase the effectiveness of our systems in blocking interference in both government and commercial applications.

     Since our inception in 1987, 77% of our net revenues have been from research and development contracts, sales directly with the U.S. government or resellers to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We have marketed to various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from DARPA through the Office of Naval Research. In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, or SBIR, program. We have been awarded 32 Phase I SBIR contracts, each of which typically generates from $70,000 to $100,000 of revenues. We have been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us over $65 million of revenue, and remain a significant source of revenue today, supporting our research and development programs.

Our Manufacturing Capabilities

     We currently manufacture all of our SuperFilter Systems and multiplexer products at our facilities in Santa Barbara, California. In 1998, we opened a new 18,000 square foot state-of-the-art manufacturing facility in Santa Barbara. As the demand for our products grows in 2002 we intend to increase our internal manufacturing capacity by three fold expanding manufacturing into an additional 12,800 square feet (within the existing site). The expansion will include additional class “100” clean rooms, semi-automated assembly and test area, along with new customer service and quality assurance functions. We also have plans in place to expand our manufacturing capacity through subcontractors as volumes increase.

     Some of our manufacturing processes, including thin-film production, are performed in “clean rooms.” Other manufacturing stages, including system assembly, are conducted in a standard manufacturing environment. We have demonstrated a proprietary manufacturing process for thin-film TBCCO materials that we believe is scaleable for high volume production. We have established a production operation, which we use to produce TBCCO thin films on wafers for wireless electronics applications. We currently purchase wafers for growth of our HTS thin films from a single supplier. Our radio frequency circuitry is designed, modeled and tested by internal engineering resources. We have in-house capabilities to pattern the superconducting material and all other aspects of radio frequency component production, including packaging the filters. We also have in-house capabilities to manufacture our cryogenic coolers at a pace consistent with current quantity requirements.

     Our multi-carrier power amplifier is purchased from a third party manufacturer.

Intellectual Property

     We regard our product designs, design tools, fabrication equipment and manufacturing processes as proprietary and seek to protect our rights in them through a combination of patent, trademark, trade secret and copyright law and internal procedures and non-disclosure agreements. We also seek licenses from third parties for HTS materials and processes used by us, which have been patented by other parties. We believe that our success will depend, in part, on the protection of our proprietary information, patents and the licensing of key technologies from third parties.

     We have focused our HTS materials development efforts on TBCCO. We have an exclusive worldwide license (including the right to sublicense) under several U.S. patents which have been issued to the University of Arkansas covering TBCCO, subject to the University of Arkansas’ right to conduct research related to the patents.

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

     As of December 31, 2001, we held 32 U.S. patents. Twelve of these patents are for technologies directed toward producing thin-film materials, including our proprietary thin-film process for TBCCO production, expiring in 2008 to 2016. In addition, we currently hold nine U.S. patents for circuit designs expiring in 2010 to 2017 and eleven U.S. patents covering cryogenics and packaging expiring in 2012 to 2020. As of December 31, 2001, we had 19 U.S. patents pending, including twelve covering our designs and seven related to cryogenics and packaging.

     As of December 31, 2001, we held 25 foreign patents. Eleven of these patents are for technologies directed toward producing thin-film materials, including our proprietary thin-film process for TBCCO production, expiring in 2009 to 2015. In addition, we currently hold five foreign patents for circuit designs expiring in 2014 to 2021 and nine foreign patents covering cryogenics and packaging expiring in 2015 to 2019. As of December 31, 2001, we had 15 foreign patents pending, including seven covering our designs and four related to cryogenics and packaging and four related to thin film development. We also have license rights to 13 issued patents in the United States and to 57 patents issued or pending internationally.

     We have trade secrets and unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

     We own a federally registered trademark to the name SuperFilter. We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our trademarks.

Competition

     The wireless communication market is intensely competitive. We face competition in various aspects of our technology and product development and in each of our targeted markets. Our current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture, or market conventional downlink enhancement products such as power amplifiers, as well as with companies that sell antenna-optimizing multiplexers. With respect to our HTS filter systems we compete primarily with Conductus, Inc. and ISCO International, Inc., formerly Illinois Superconductor Corporation. We also compete against companies that seek to enhance base station range and selectivity by means other than a superconducting filter. The primary competition from alternative means comes from tower mount and ground mount amplifiers and “smart” antennas. Tower mount and ground mount amplifiers pass an RF signal received by an antenna through a broad, low-level filter, which then amplifies the signal. These units are produced by a number of companies, which include most of the base station original equipment manufacturers (OEMs) such as Motorola, Lucent, Nortel and Nokia. Filter manufacturers, including Allen Telecom and Radio Frequency Systems (formerly Celwave), also produce these units. “Smart antennas” allow base stations to focus energy more directly on individual wireless devices in order to improve capacity. Metawave and Arraycom are among the leading companies that produce these systems.

     In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than simply purchasing or licensing our technology. With respect to our HTS materials, we compete here with DuPont and Amtel, a Japanese consortium, among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts. We expect increased competition both from existing competitors and a number of companies that may enter the wireless communications market.

Employees

     We employed a total of 189 persons as of December 31, 2001: 104 in manufacturing, 41 in research and development, 23 in sales and marketing and 21 in administration. Nine of our employees have Ph.D.s, and twenty-six others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our employees are not represented by a labor union, and we believe that our employee relations are good.

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

Environmental Issues

     The Company uses certain hazardous materials in its research, development and manufacturing operations. As a result, the Company is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure or waste treatment or disposal. Although the Company believes that its safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that the Company could incur substantial expenditures for such preventive or remedial actions. If such an accident occurred, the Company could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed the Company’s resources or otherwise have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 2. PROPERTIES-

     We lease all of our properties. Most of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 59,000 square feet under a lease that expires in 2010; 24,000 square feet of this space was leased in the fourth quarter of 2001. We plan to use the additional space to expand our manufacturing capability and for general office space. We also lease small regional sales offices in Illinois, Texas and Washington on annual terms. We believe that our facilities are adequate to meet current and reasonably anticipated needs for approximately the next year.

ITEM  3.   LEGAL PROCEEDINGS

     We are currently engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and Conductus, Inc., another company involved in the high-temperature superconducting industry. The ISCO complaint alleges that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent.

     After conducting separate investigations into the allegations, we and Conductus both filed responses denying ISCO’s allegations and asking the court to declare the ISCO patent invalid and not infringed. We are cooperating with Conductus in the defense of this lawsuit.

     On October 3, 2001, we amended our response to add allegations that ISCO failed to disclose relevant prior art to the U.S. Patent Office during the patent application process. At the same time, we also sued ISCO for threatening some of our customers. Our standard terms and conditions of sale include an indemnity against any patent infringement claims, and we have informed our customers that we will defend them against any action brought by ISCO for any alleged infringement related to our products. We are seeking both compensatory and punitive damages from ISCO, as well as attorneys’ fees, arising from their threats against our customers.

     The trial is scheduled to start January 13, 2003. The judge has instructed the parties to complete the discovery process by June 28, 2002 and scheduled a “Markman hearing” for September 10, 2002. At the Markman hearing, the judge will receive evidence and then decide the scope and meaning of the patent claims asserted by ISCO.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of the Company’s stockholders during the quarter ended December 31, 2001.

PART  II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock

     The Company’s common stock is listed on The NASDAQ Stock Market® under the symbol “SCON”. The following table sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported on The NASDAQ Stock Market®.

	High	Low

1999
Quarter ended April 3, 1999	$4.63	$3.25
Quarter ended July 3, 1999	$3.88	$2.19
Quarter ended October 2, 1999	$5.50	$2.63
Quarter ended December 31, 1999	$5.22	$2.69

2000
Quarter ended April 1, 2000	$115.00	$4.38
Quarter ended July 1, 2000	$42.25	$11.06
Quarter ended September 30, 2000	$40.00	$16.88
Quarter ended December 31, 2000	$19.50	$2.66

2001
Quarter ended March 31, 2001	$10.438	$3.00
Quarter ended June 30, 2001	$9.32	$3.50
Quarter ended September 29, 2001	$6.35	$2.70
Quarter ended December 31, 2001	$7.30	$2.885

2002
Quarter ended March 30, 2002 (through March 19, 2002	$6.79	$3.90

Holders of Record

     As of March 19, 2002, we had approximately 225 holders of record of our common stock. We estimate that there are more than 14,000 round lot beneficial owners of our common stock.

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

Sales of Unregistered Securities

     During the fourth quarter of 2001, we did not issue any equity securities that were not registered under the Securities Act of 1933.

     On March 11, 2002, we received binding commitments totaling $13.0 million in a new equity private placement. The transaction is expected to generate net proceeds of $12.4 million. We closed commitments totaling $11.2 million on March 12, 2002 and expect to close the remaining commitment for $1.8 million pending a response to our request for guidance from Nasdaq. The Company may decline to accept the additional investment if Nasdaq concludes that shareholder approval is required. In that event, the net proceeds of the transaction would be $10.6 million. If the remaining commitment is accepted, we will have issued a total of 3,714,286 shares of common stock at $3.50 per share and 5-year warrants to purchase an additional 557,143 shares of the common stock at $5.50 per share.

The investors provided us with written representations confirming their status as “accredited investors” under Regulation D and their intent to acquire the securities for their own accounts and not with a view to resale or distribution in violation of the Securities Act of 1933. We did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. We agreed to file a registration statement covering public resales by the investors of the shares of common stock issued at the closing and issuable upon exercise of the warrants. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 based on Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM  6.   SELECTED FINANCIAL DATA.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 14 of Part IV of this Report.

	Year Ended December 31,

	1997	1998	1999	2000	2001

		(In thousands, except per share data)
Statement of Operations Data:
Net Revenues:
Net commercial product revenues	$175	$1,954	$2,053	$5,303	$7,601
Government contract revenues	8,104	6,029	5,059	4,643	4,782
Sub license royalties	38	—	10	10	10

Total net revenues	8,317	7,983	7,122	9,956	12,393
Costs and expenses:
Cost of commercial product revenues	—	5,873	6,848	15,710	10,626
Contract research and development	6,218	4,693	3,427	4,235	3,359
Other research and development	1,809	1,161	1,747	2,633	4,606
Selling, general and administrative	4,076	5,435	5,664	8,225	11,907
Non-recurring charges	—	—	—	132	—

Total costs and expenses	12,103	17,162	17,686	30,935	30,498

Loss from operations	(3,786)	(9,179)	(10,564)	(20,979)	(18,105)
Other income (expense), net	245	17	(311)	323	904

Net loss	(3,541)	(9,162)	(10,875)	(20,656)	(17,201)
Less deemed and cumulative preferred stock dividends	—	(271)	(1,364)	(2,203)	(2,603)

Net loss available to common stockholders before cumulative effect of accounting change	(3,541)	(9,433)	(12,239)	(22,859)	(19,804)
Cumulative effect of accounting change on preferred stock beneficial conversion feature	—	—	—	(10,612)	—

Net loss available to common stockholders	($3,541)	($9,433)	($12,239)	($33,471)	($19,804)

Basic and diluted net loss per share:
Net loss per common share before cumulative effect of accounting change	($0.46)	($1.22)	($1.58)	($1.42)	($1.10)
Cumulative effect of accounting change	—	—	—	(0.67)	—

	Year Ended December 31,

	1997	1998	1999	2000	2001

		(In thousands, except per share data)

Net loss per common share	($0.46)	($1.22)	($1.58)	($2.09)	($1.10)

Weighted average number of shares outstanding	7,701	7,725	7,744	16,050	17,956

	December 31,

	1997	1998	1999	2000	2001

Balance Sheet Data:
Cash and cash equivalents	$3,537	$310	$66	$31,824	$15,205
Working capital	3,500	1,349	(13)	36,186	18,753
Total assets	10,087	12,509	11,085	46,761	30,161
Long-term debt, including current portion	13	1,112	961	751	509
Redeemable preferred stock	—	8,982	17,125	—	—
Total stockholders’ equity (deficit)	8,166	(1,197)	(11,656)	38,409	23,663

ITEM  7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We develop, manufacture and market high performance products to service providers, systems integrators and original equipment manufacturers in the wireless telecommunications industry. Our products, known collectively as SuperLink Solutions, maximize the performance of wireless networks by improving the quality of “uplink” signals from subscriber terminals (wireless handsets or mobile wireless devices) to network base stations and of “downlink” signals from network base stations to subscriber terminals. These premium products work in concert to provide Total Link Enhancement, a combination of complimentary wireless products built around our flagship SuperFilter System to meet the growing demand of the wireless telecommunications industry for improved capacity, reduced interference, and greater coverage for their network base stations.

     SuperLink Solutions consist of three unique product families: SuperLink Rx Solutions, SuperLink Tx Solutions and SuperPlex Solutions. Together, these solutions allow service providers to benefit from lower capital and operating costs. They also increase the minutes of use because subscribers experience better call quality, fewer dropped calls and higher speed data transmissions.

•	SuperLink Rx Solutions. In order to receive uplink signals from wireless terminals, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer SuperLink Rx Solutions, which include our flagship product, the SuperFilter System. Deployed in base stations, these solutions combine specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx Solutions thereby offer significant advantages over conventional filter systems.

•	SuperLink Tx Solutions. Many wireless networks also suffer from insufficient transmit power on the downlink signal path. In this situation, operators benefit from our SuperLink Tx Solutions, a family of compact, robust, and technologically-advanced high-power amplifiers.

•	SuperPlex Solutions. For superior antenna multiplexing functionality, we offer SuperPlex Solutions, a line of multiplexers that provide extremely low insertion loss and excellent cross-band isolation.

     From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped 438 units in 2001. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $85 million from inception to December 31, 2001.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, contingencies and our loss contract with U.S. Cellular. . We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties if allowed for under contractual arrangements. Our warranty obligation is effected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted.

     As described in Note 8 to the December 31, 2001 financial statements, in September 2000 the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000 and a loss reserve established. Through December 31, 2000 and 2001, $1,059,000 and $2,243,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order. The reserve is based on estimated future product and warranty costs and should these future cost differ from those estimated this reserve will be adjusted.

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

     Our valuation allowance against the deferred tax assets is based on our assessments of historical losses and projected operating results in future periods. If and when we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

     We are currently engaged in a patent dispute with ISCO International, Inc. This case is discussed above under Item 3 entitled “Legal Proceedings”. We have not recorded any liability relating to this litigation but may be required to do so if we are unsuccessful in defending ourselves.

Backlog

     Our backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments we estimate our backlog at December 31, 2001 to be $21.3 million, as compared to $6.5 million at December 31, 2000. The backlog at December 31, 2001 includes $3.1 million remaining under a $7.8 million purchase order from U.S. Cellular that will be delivered by December 31, 2002. The subsection below entitled “Non-Cash Charges For Warrants Issued to U.S. Cellular” includes a discussion of the accounting for this purchase order. We estimate that $14.5 million of the December 31, 2001 backlog will be delivered in fiscal 2002, with the remainder delivered by the end of the first quarter of 2003.

Results of Operations

2001 as Compared to 2000

     Total net revenues increased by $2.4 million, or 24%, from $10.0 million in 2000 to $12.4 million in 2001. The increase is primarily due to higher commercial product sales.

     Our commercial revenues are generated from (i) the sales of our SuperFilter product line which combines specialized superconducting RF filters with a proprietary cryogenic cooler (and, in most cases, a low noise amplifier) in highly compact systems and (ii) starting in February 2001, from the sales of our new multiplexer product line. We also introduced our multi-carrier power amplifier product in March 2001, but it has not yet contributed significantly to our revenues. Net commercial product revenues consist of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. For a discussion of the allocation to warrants, please read the discussion under the caption “Non-Cash Charges for Warrants Issued To U.S. Cellular.” The following table summarizes the calculation of net commercial product revenues for 2000 and 2001:

	Year Ended December 31

	2000	2001
Dollars in Thousands
Gross commercial product sales proceeds	$7,647	$9,907
Less allocation of proceeds to warrants issued to U.S. Cellular	(2,295)	(2,238)
Less sales discounts	(49)	(68)

Net commercial product revenue	$5,303	$7,601

     Net commercial product revenues in 2001 increased to $7.6 million from $5.3 million in the same period last year, an increase of $2.3 million, or 43%. This increase is the result of higher sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units and sales of our new duplexer product introduced in 2001. Multiplexer sales in 2001 totaled $635,000. The increase in gross commercial product sales proceeds was partially offset by $2.3 million in 2001 and $2.2 million in 2000 to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 85% of our net commercial revenues in 2001 as compared to 49% in 2000.

     In 2001, government contract revenue totaled $4.8 million as compared to $4.6 million last year. These revenues included government subcontract revenue which totaled $1.4 million in 2001 as compared to $689,000 in 2000. Excluding the impact of subcontract revenues, government contract revenues declined this last year as we focused more of our research and development resources on our commercial business. We plan to focus our future government contract work on projects that have applications to our commercial product business and expect government revenues to increase slightly in the future.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $10.6 million for 2001 and was reduced by the amortization of $2.2 million, relating to the accrual for non-cash contract loss on the purchase order received from U.S. Cellular. The cost of commercial product revenues was $15.7 million for 2000 and included an accrued non cash loss of $4.2 million relating to the purchase order received from U.S. Cellular and other non-cash warrant charges relating to U.S. Cellular of $482,000. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular.” Excluding these non-cash charges and credits relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased to $12.9 million in 2001, or 17%, from $11.0 million in 2000. This increase was the result of increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, partially offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     We generate negative gross margins on our commercial products at current sales levels primarily due to fixed manufacturing overhead costs. Based on current prices and forecasted product mix and costs, we expect to achieve positive commercial gross margins in the second quarter of 2002.

     Contract research and development expenses totaled $3.4 million in 2001 as compared to $4.2 million in the prior year and included subcontract expenses of $1.4 million and $689,000, respectively. Excluding subcontract expenses, contract research and development expenses decreased to $2.0 million in 2001, as compared to $3.5 million last year. This decrease results from the increased focus on commercial research efforts.

     Other research and development expenses relate to development of our commercial products. These expenses totaled $4.6 million in 2001, as compared to $2.6 million in 2000. This increase is due to increased spending on product line expansion, further development of the SuperFilter product line, including product pilots, and product line cost reduction efforts.

     Selling, general and administrative expenses totaled $11.9 million in 2001 as compared to $8.2 million in the same period last year, an increase of $3.7 million, or 45%. This increase results primarily from increased corporate development, domestic and international marketing and sales efforts, management recruitment activities, insurance premiums and ISCO litigation expenses. ISCO litigation expenses totaled $976,000 for the last six months in 2001 and are expected to, increase throughout 2002 as we approach the trial which is scheduled for January 2003.

     Interest income increased to $1.1 million in 2001 as compared to $806,000, in the prior year, due to higher levels of cash available for investment.

     Interest expense decreased by $337,000 to $146,000 in 2001 as compared to $483,000 in the prior year and resulted from decreased borrowings in the current year.

     We had a net loss of $17.2 million in 2001, as compared to $20.7 million in 2001.

     The net loss available to common shareholders totaled $19.8 million in 2001, or $1.10 per common share, as compared to $33.5 million, or $2.09 per common share, in the same period last year. The amounts for 2001 include a $2.6 million non-cash deemed distribution on preferred stock. The amounts for 2000 included $10.6 million for the non-cash cumulative effect of an accounting change and $2.2 million of non-cash deemed dividends on preferred stock.

     2000 as Compared with 1999

     Net revenues increased by $2.9 million, or 40%, from $7.1 million in 1999 to $10.0 million in 2000. The increase is due to higher commercial product revenues, partially offset by lower government contract revenues.

     Net commercial product revenues consist of gross commercial product sales proceeds less discounts and an allocation of proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. For a discussion of the allocation to warrants, please read the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Non-Cash Charges for Warrants Issued To U.S. Cellular.” The following table summarizes the calculation of net commercial product revenues for 1999 and 2000:

Dollars in thousands	Year Ended December 31,

	1999	2000

Gross commercial product sales proceeds	$2,177	$7,647
Less allocation of proceeds to warrants issued to U.S. Cellular	(124)	(2,295)
Less sales discounts	—	(49)

Net commercial product revenues	$2,053	$5,303

     Net commercial product revenues increased by $3.2 million, or 158%, from $2.1 million in 1999 to $5.3 million in 2000. This increase is the result of increased sales of our SuperFilter products and a shift in the product mix toward higher-priced SIX-Pak units. The increase in gross commercial product sales proceeds was partially offset by $2.3 million in 2000 and $124,000 in 1999 to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. The warrant charges increased because of growing product shipments to U.S. Cellular and a dramatic increase in our stock price during 2000. Our two largest customers accounted for 49% of our net commercial revenues in 2001 as compared to 69% in 2000.

     Government contract revenues decreased by $416,000, or 8%, from $5.1 million in 1999 to $4.6 million in 2000. We expect government contract revenues to decline as we focus more of our research and development resources on our commercial business.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues was $15.7 million for 2000, including an accrued non-cash loss of $4.2 million relating to the purchase order received from U.S. Cellular and other non-cash warrant charges relating to U.S. Cellular of $482,000. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular.” Excluding the non-cash charges relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased $4.1 million, or over 60%, from $6.9 million for 1999. This increase results from increased units shipments and higher costs associated with ramping up the Company’s manufacturing abilities, partially offset by lower material costs and the effect of increased manufacturing efficiencies.

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

     We had a net loss of $20.7 million for the year ended December 31, 2000, as compared to $10.9 million for the prior year. Excluding the effect of the allocation of sales proceeds to warrants and loss accrual relating to the long-term sales contract with U.S. Cellular, we would have had a net loss of $13.6 million in 2000 as compared to $10.8 million in the prior year.

     The net loss available to common shareholders of $33.5 million, or $2.09 per share, for 2000 included $10.6 million for the non-cash cumulative effect of an accounting change and $2.2 million of non-cash deemed dividends on preferred stock. The net loss available to common shareholders of $12.2 million, or $1.58 per share, for 1999 included $1.4 million for non-cash dividends and other deemed distributions to preferred stockholders. Excluding the effect of these non-cash items and those in the preceding paragraph, the loss per share for 2000 totaled $0.85 per share as compared to $1.39 per share last year.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by approximately $16.6 million from $31.8 million on December 31, 2000 to $15.2 million on December 31, 2001. The decrease results from cash used in operations and investing activities.

     Cash used in operations totaled $14.7 million in 2001. We used $15.1 million to fund the cash portion of our net losses. We also used cash to fund a $2.0 million increase in inventory. Cash generated from the decrease in accounts receivable totaled $2.2 million. Cash used in operations in 2000 totaled $14.5 million and was used primarily to fund operating losses of $11.8 million net of non-cash adjustments, $2.1 million for the increase in accounts receivable and $1.0 million for the increase in inventory.

     Net cash used in investing activities totaled $1.9 million in 2001 and $2.2 million in 2000 and related to the purchase of manufacturing equipment.

     Net cash used by financing activities totaled $24,000 in 2001. Cash received from the exercise of outstanding stock options totaled $218,000 and was offset by the net reduction in borrowings of $242,000. In the same period of 2000, cash provided by financing operations totaled $48.4 million and primarily resulted from issuance of convertible preferred shares and warrants and the exercise of stock options and warrants, partially offset by payments on borrowings.

     We also have a revolving line of credit available that matures on June 20, 2002. The line of credit cannot exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The line of credit bears interest at prime rate (4.75% at December 31, 2001) plus 1%, requires that certain financial and business covenants be maintained and is collateralized by substantially all of the Company’s assets. Upon maturity, we plan on replacing this facility with one from a new institution.

     On March 11, 2002 we had binding commitments totaling $13.0 million in a new equity private placement. The transaction is expected to generate net proceeds of $12.4 million. The Company closed commitments totaling $11.2 million on March 12, 2002 and expects to close the remaining commitment for $1.8 million pending a response to our request for guidance from Nasdaq. The Company may decline to accept the additional investment if Nasdaq concludes that shareholder approval is required. In that event, the net proceeds of the transaction would be $10.6 million.

     If the remaining commitment is accepted, the Company will have issued a total of 3,714,286 shares of common stock at $3.50 per share and 5-year warrants to purchase an additional 557,143 shares of the common stock at $5.50 per share. The common stock was priced on February 27, 2002 when the term sheet was signed, and the Company’s common stock closed at $4.02 per share on that date. The underlying warrants were priced on March 6, 2002 when the definitive purchase agreement was signed, and the Company’s common stock closed at $4.45 per share on that date.

     The securities sold in this private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements of the Securities Act. The Company has agreed to file a registration statement by April 11, 2001 covering the shares of common stock issued at the closing and upon exercise of the warrants.

     At December 31, 2001, we had the following cash commitments:

		Payments Due by
		Period

Contractual
Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital Lease Obligations	$563,000	$337,000	$226,000	—	—
Operating Leases	11,295,000	1,318,000	2,210,000	$2,285,000	$5,482,000
Minimum License Commitment	712,000	100,000	200,000	200,000	212,000
Fixed asset purchase commitments	972,000	972,000	—	—	—

Total Contractual Cash Obligations	$13,542,000	$2,727,000	$2,636,000	$2,485,000	$5,694,000

     Additionally, we plan to invest an additional $7.0-$9.0 million in fixed assets during 2002 to expand manufacturing space by 60 percent. With our present SuperFilter product mix, we expect to increase our manufacturing capacity to 600 systems per quarter and then have the ability to easily expand that capacity to 1,000 units per quarter. In addition, we expect that sales will continue to increase which will result in higher inventory and accounts receivable balances being maintained. Although revenues are expected to increase in 2002, through March 2002 the Company has continued to incur losses and expects to incur losses for the remainder of the year, although at a decreasing rate. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

     We expect our existing cash resources on hand at December 31, 2001, together with the cash raised through the recently completed private placement, will be sufficient to fund our planned operations into 2003. Thereafter, we may be required to raise additional capital, which may not be available on acceptable terms, if at all. Any inability to obtain needed financing could have a material adverse effect on our business and operating results.

Non-Cash Charges For Warrants Issued To U.S. Cellular

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes, we are allocating proceeds from sales under this agreement between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues. U.S. Cellular vested in the right to exercise 48,980 shares of common stock for product purchases in 1999 and 53,460 shares of common stock for product purchases in 2000. As a result, we allocated $124,000 of sales proceeds to vesting warrants in 1999 and $1,660,000 of sales proceeds to vesting warrants in 2000. We also allocated $482,000 to cost of commercial product revenues in the second quarter of 2000 for the estimated value of vesting warrants in excess of related sales to U.S. Cellular.

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

     We estimated the fair value of the warrants vesting upon receipt of this order at $5,635,000 using the Black-Scholes option-pricing model and recorded this amount as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. In 2000 and 2001, we allocated sales proceeds of $1,118,000 and $2,238,000, respectively, for shipments under this purchase order to the deferred warrant charge and recorded $1,765,000 and $3,116,000, respectively, as gross commercial product sales proceeds.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeds related revenue by $5.3 million. We included the resulting loss in the results of operations for the year ended December 31, 2000. In addition, in 2000 and 2001, we amortized $1,059,000 and $2,243,000, respectively, of this reserve against the cost of product delivered under this purchase order.

     The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the years indicated:

Dollars in thousands	Year Ended December 31,

	1999	2000	2001

Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds through September 14, 2000	$124	$1,177	$—
Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds subsequent to September 14, 2000	—	1,118	2,238

Total	$124	$2,295	$2,238

Warrants issued to U.S. Cellular included in cost of commercial product revenue	$—	$482	$—

Non-cash loss included in cost of commercial product revenues in September 2000	$—	$5,300	$—
Amortization of non-cash loss against cost of commercial product revenues delivered to U.S. Cellular	—	(1,059)	(2,243)

Non-cash loss remaining at December 31, 2000 to be amortized against cost of commercial product revenues based on future products deliverable to U.S Cellular	$—	$4,241	$1,998

     As of December 31, 2001, U.S. Cellular had 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

Net Operating Loss Carryforward

     At December 31, 2001, we had a federal net operating loss carryforward of approximately $84.6 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We recently completed an analysis of our equity transactions and determined that we had a change in ownership in 1999. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $32.6 million will be subject in future periods to an annual limitation of $2.3 million. Net operating losses incurred subsequent to the change totaled $52.0 million are not subject to this limitation. However, they may be subject to limitation should a subsequent change in ownership occur.

Future Accounting Requirements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. The statement is effective January 1, 2002 and the Company does not believe it will have a material impact on its financial position or results of its operations.

     In June 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not believe that adoption of these statements will have a material impact on its financial position of results of operations.

Market Risk

     We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives of other financial instruments for trading or speculation purposes.

     We rely on short-term variable rate debt obligations. As of December 31, 2001, we had no amounts outstanding under a variable rate revolving line of credit. The variable rate obligations are based on the lenders’ prime rate plus 1%. Assuming $2.5 million borrowings against the revolving line of credit, an increase of one-half of a percentage point in the lenders’ prime rate on January 1, 2002, and no principal payments for the remainder of the year, our total interest expense would increase by less than $13,000 for 2001 as compared to 2000.

     At December 31, 2001, we had approximately $15 million invested in a money market account yielding approximately 2.01%. Assuming a 1% decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by $150,000 per annum.

Forward-Looking Statements

     This report contains forward-looking statements that involve risks and uncertainties. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

     Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, but not limited to the following:

•	fluctuations in product demand,

•	the impact of competitive filter products, technologies and pricing,

•	manufacturing capacity constraints and difficulties,

•	market acceptance risks, and

•	general economic conditions.

     Please read Exhibit 99 to this report entitled “Disclosure Regarding Forward-Looking Statements” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

Inflation

     The Company does not foresee any material impact on its operations from inflation.

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     All information required by this item is listed in the Index to Financial Statements in Part IV, Item 14(a) 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART  III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption “Business— Executive Officers and Directors” and under the caption “Proposal One: Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2001.

ITEM  11.   EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2001.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities of Principal Stockholders and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2001.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Executive Compensation -Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2001.

PART  IV

ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this Report:

	1.	Index to Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in Part IV of this Report on the pages indicated:
Page

		Report of Independent Accountants	F-1

	Balance Sheet as of December 31, 2000 and 2001	F-2
	Statement of Operations for the years ended December 31, 1999, 2000 and 2001	F-3
	Statement of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001	F-4
	Statement of Cash Flows for the years ended December 31, 1999, 2000 and 2001	F-5
	Notes to Financial Statements	F-6

2.	Financial Statement Schedule Covered by the Foregoing Report of Independent Public Accounts Statement.
	Schedule II — Valuation and Qualifying Accounts	F-21
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company(8)
3.2	Certificate of Amendment of Restated Certificate of Incorporation(15)
3.3	Bylaws of the Registrant(9)
3.4	Certificate of Amendment of Bylaws dated May 17, 2001(15)
3.5	Certificate of Amendment of Bylaws dated August 8, 2001(15)
4.1	Form of Common Stock Certificate(1)
4.2	Third Amended and Restated Stockholders Rights Agreement (9)
4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement(9)
4.4	Registration Rights Agreement to United States Cellular Corporation(10)
4.5	Form of Warrant to United States Cellular Corporation(10)
4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank(12)
4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank(12)
4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock(13)
4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted)(13)
4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC.(13)
4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC.(13)
4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC.
4.13	Registration Rights Agreement, dated March 6, 2002(16)
4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002(16)
4.15	Form of Series E Preferred Stock Certificate(16)
10.1	Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)
10.2	1992 Director Option Plan(2)
10.3	Form of Indemnification Agreement(2)
10.4	License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended(2)
10.5	1992 Stock Option Plan(2)
10.6	Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(2)
10.7	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(2)*
10.8	Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991(2)
10.9	License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992(2)*
10.10	Superconductor Technologies Inc. Purchase Agreement(3)*

Number	Description of Document
10.11	Form of Distribution Agreement(4)
10.12	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement(4)
10.13	Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996(5) *
10.14	Employment Offer Letter to M. Peter Thomas dated April 3, 1997(6)
10.15	Employment Agreement with E. Ray Cotten dated July 1, 1997(7)
10.16	PNC Bank, National Association Credit Agreement(9)
10.17	1999 Stock Option Agreement(11)
10.18	Second Amendment to Credit Agreement dated January 12, 2000 between Registrant and PNC Bank(12)
10.19	Third Amendment to Credit Agreement dated March 29, 2000 between Registrant and PNC Bank(17)
10.20	Fourth Amendment to Credit Agreement dated December 21, 2000 between Registrant and PNC Bank(17)
10.21	1998 Stock Option Plan(14)
10.22	Employment Agreement with M. Peter Thomas dated January 1, 2001 (15)
10.23	Promissory Note with M. Peter Thomas dated April 9, 2001 (15)
10.24	Securities Purchase Agreement, dated March 6, 2002(16)
10.25	Agreement Concerning Additional Investors, dated March 8, 2002(16)
23	Consent of Independent Accountants
24	Power of Attorney (included on signature page hereto)
99	Disclosure Regarding Forward-Looking Statements

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(2)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-10569).

(6)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-Q.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293)

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1999.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 4, 2000.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606).

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(16)	Filed herewith

(17)	Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

*	Confidential treatment has been previously granted for certain portions of these exhibits.

(b)	Reports on Form 8-K. On December 13, 2001, we filed a report on Form 8-K announcing the receipt of a purchase order commitment for 1000 SuperFilter Units from a major wireless carrier. On March 13, 2002, we filed a report on Form 8-K announcing a $13 million private placement of equity securities.

(c)	Exhibits. See Item 14(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March 2002.

SUPERCONDUCTOR TECHNOLOGIES INC.

By:	/s/ M. Peter Thomas M. Peter Thomas President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ M. Peter Thomas M. Peter Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002

/s/ Martin S. McDermut Martin S. McDermut	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 22, 2002

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer)	March 22, 2002

/s/ Robert P. Caren Robert P. Caren	Director	March 22, 2002

/s/ E. Ray Cotten E. Ray Cotten	Director, Senior Vice President, Business Development and Chief Marketing Officer	March 22, 2002

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 22, 2002

/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 22, 2002

/s/ Joseph C. Manzinger Joseph C. Manzinger	Director	March 22, 2002

/s/ J. Robert Schrieffer J. Robert Schrieffer	Director	March 22, 2002

/s/ H. Vaughan Blaxter, III H. Vaughan Blaxter, III	Director	March 22, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Superconductor Technologies Inc.

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) on page 24, present fairly, in all material respects, the financial position of Superconductor Technologies Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, in 2000 the Company changed its method of calculating the beneficial conversion feature associated with the issuance of convertible preferred stock.

/s/   PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 18, 2002, except
for Note 13 “Subsequent Event”
for which the date is March 12,2002

SUPERCONDUCTOR TECHNOLOGIES, INC.
Balance Sheet

	December 31,	December 31,
	2000	2001

ASSETS
Current Assets:
Cash and cash equivalents	$31,824,000	$15,205,000
Accounts receivable, net	3,689,000	1,448,000
Inventory	3,775,000	5,734,000
Prepaid expenses and other current assets	500,000	595,000

Total Current Assets	39,788,000	22,982,000
Property and equipment, net of accumulated depreciation of $9,353,000 and $11,027,000 respectively	4,991,000	5,215,000
Patents and licenses, net of accumulated amortization of $1,761,000 and $2,075,000 respectively	1,877,000	1,681,000
Other assets	105,000	283,000

Total Assets	$46,761,000	$30,161,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,996,000	$2,695,000
Accrued expenses	1,364,000	1,254,000
Current portion of capitalized lease obligations	242,000	280,000

Total Current Liabilities	3,602,000	4,229,000
Capitalized lease obligations and other	509,000	271,000
Accrual for loss on contract-Note 8	4,241,000	1,998,000

Total Liabilities	8,352,000	6,498,000
Commitments and contingencies-Note 10 and 11
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, Series E convertible preferred stock, 37,500 shares authorized, 37,500 and 34,500 issued and outstanding, respectively; liquidation preference of $37,530,000	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 17,823,164 and 18,579,160 shares issued and outstanding	18,000	19,000
Capital in excess of par value	110,654,000	110,871,000
Deferred warrant charges	(4,517,000)	(2,280,000)
Accumulated deficit	(67,746,000)	(84,947,000)

Total Stockholders’ Equity	38,409,000	23,663,000

Total Liabilities and Stockholders’ Equity	$46,761,000	$30,161,000

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS

	For the Year Ended December 31

	1999	2000	2001

Net revenues:
Net commercial product revenues-Note 8	$2,053,000	$5,303,000	$7,601,000
Government contract revenues	5,059,000	4,643,000	4,782,000
Sub license royalties	10,000	10,000	10,000

Total net revenues	7,122,000	9,956,000	12,393,000
Costs and expenses:
Cost of commercial product revenues-Note 8	6,848,000	15,710,000	10,626,000
Contract research and development	3,427,000	4,235,000	3,359,000
Other research and development	1,747,000	2,633,000	4,606,000
Selling, general and administrative	5,664,000	8,225,000	11,907,000
Non-recurring charge	—	132,000	—

Total costs and expenses	17,686,000	30,935,000	30,498,000
Loss from operations	(10,564,000)	(20,979,000)	(18,105,000)
Interest income	21,000	806,000	1,050,000
Interest expense	(332,000)	(483,000)	(146,000)

Net loss	(10,875,000)	(20,656,000)	(17,201,000)
Less:
Redeemable preferred stock dividends	(908,000)	—	—
Deemed distribution attributable to the inducement to convert preferred stock and beneficial conversion feature	(456,000)	(2,203,000)	(2,603,000)

Net loss available to common stockholders before cumulative effect of accounting change	(12,239,000)	(22,859,000)	(19,804,000)
Cumulative effect of accounting change on preferred stock beneficial conversion feature	—	(10,612,000)	—

Net loss available to common stockholders for computation of loss per common share	$(12,239,000)	$(33,471,000)	$(19,804,000)

Basic and diluted net loss per common share
Net loss per common share before cumulative effect of accounting change	$(1.58)	$(1.42)	$(1.10)
Cumulative effect of accounting change	—	(0.67)	—

Net loss per common share	$(1.58)	$(2.09)	$(1.10)

Weighted average number of common shares outstanding	7,744,008	16,050,423	17,955,553

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES, INC.
Statement of Stockholders’ Equity

			Convertible
	Common Stock		Preferred Stock		Capital in	Deferred
					Excess of	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Charges	Deficit	Total

Balance at December 31, 1998	7,722,591	$8,000	—	$—	$35,010,000	$—	$(36,215,000)	$(1,197,000)
Cumulative dividends on redeemable preferred stock					(95,000)			(95,000)
Issuance of warrants					491,000			491,000
Exercise of stock options	16,627				20,000			20,000
Net loss							(10,875,000)	(10,875,000)

Balance at December 31, 1999	7,739,218	8,000	—	—	35,426,000	—	(47,090,000)	(11,656,000)
Conversion of mandatory redeemable convertible preferred stock	5,633,901	6,000			17,119,000			17,125,000
Issuance of common stock for conversion of note payable	153,846				500,000			500,000
Issuance of common stock for cash	2,319,855	2,000			7,381,000			7,383,000
Exercise of warrants	1,152,174	1,000			3,968,000			3,969,000
Exercise of stock options	824,170	1,000			3,562,000			3,563,000
Issuance of warrants and stock options					7,543,000	(5,635,000)		1,908,000
Amortization of deferred warrant charges						1,118,000		1,118,000
Issuance of Series E Convertible Preferred Stock and warrants			37,500		35,155,000			35,155,000
Net loss							(20,656,000)	(20,656,000)

Balance at December 31, 2000	17,823,164	18,000	37,500	—	110,654,000	(4,517,000)	(67,746,000)	$38,409,000
Conversion of convertible preferred stock	676,305	1,000	(3,000)		(1,000)			—
Exercise of stock options	79,691				218,000			218,000
Amortization of deferred warrant charges						2,237,000		2,237,000
Net loss							(17,201,000)	(17,201,000)

Balance at December 31, 2001	18,579,160	$19,000	34,500	$—	$110,871,000	$(2,280,000)	$(84,947,000)	$23,663,000

See accompanying notes to the financial statements.

SUPERCONDUCTOR TECHNOLOGIES, INC.
STATEMENT OF CASH FLOW

	For the Year Ended December 31

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,875,000)	$(20,656,000)	$(17,201,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,306,000	1,794,000	2,141,000
Accrued loss and amortization of accrued loss on sales contract	—	4,241,000	(2,243,000)
Warrants and options charges	335,000	2,798,000	2,237,000
Changes in assets and liabilities:
Accounts receivable	349,000	(2,099,000)	2,241,000
Inventory	(329,000)	(1,030,000)	(1,959,000)
Prepaid expenses and other current assets	(155,000)	(159,000)	(95,000)
Patents and licenses	(94,000)	(165,000)	(259,000)
Other assets	3,000	90,000	(190,000)
Accounts payable and accrued expenses	(277,000)	691,000	631,000

Net cash used in operating activities	(9,737,000)	(14,495,000)	(14,697,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(615,000)	(2,193,000)	(1,898,000)
Proceeds from sale of property and equipment	900,000	—	—

Net cash (used in) provided by investing activities	285,000	(2,193,000)	(1,898,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,200,000	1,500,000	—
Payments on short term borrowings	—	(2,953,000)	—
Payments on long-term obligations	(190,000)	(211,000)	(242,000)
Net proceeds from sale of preferred and common stock	6,198,000	50,110,000	218,000

Net cash provided by (used in) financing activities	9,208,000	48,446,000	(24,000)

Net increase (decrease) in cash and cash equivalents	(244,000)	31,758,000	(16,619,000)
Cash and cash equivalents at beginning of year	310,000	66,000	31,824,000

Cash and cash equivalents at end of year	$66,000	$31,824,000	$15,205,000

See accompanying notes to the financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — The Company

     Superconductor Technologies Inc. (the “Company”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company, which operates in a single industry segment, manufactures and markets high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s principal product, the SuperFilter®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter® in 1997 and shipped 393 units in 2000 and 438 in 2001.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 1999, 2000, and 2001, government related contracts account for 71%, 47%, and 39% respectively, of the Company’s net revenues.

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with quality financial institutions and from time to time exceed FDIC limits.

Accounts Receivable

     The Company sells predominantly to entities in the wireless communications industry and to entities of the United States government. The Company grants uncollateralized credit to its customers. The Company performs ongoing credit evaluations of its customers before granting credit.

Revenue Recognition

     Commercial revenues are principally derived from the sale of the Company’s SuperFilter® products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs incurred solely in connection with research and development contracts are charged to contract research and development expense. Other research and development costs are charged to other research and development expense.

Inventories

     Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and sales forecasts.

Property and Equipment

     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

Patents and Licenses

     Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

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

Income Taxes

     The Company accounts for taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place.

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

Stock-based Compensation

     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based

Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, estimated provisions for warranty costs, income taxes and the loss contract with U.S. Cellular. Actual results could differ from those estimates and such differences may be material to the financial statements.

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company estimates that the carrying amount of the debt approximates fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Comprehensive Income

     The Company has no items of other comprehensive income in any period and consequently does not report comprehensive income.

Segment Information

     The Company operates in a single business segment, the research, development, manufacture, marketing and sales of high temperature superconducting filter and low noise amplifier and multiplexer products for the wireless communications industry. The Company also markets and sells a multi-carrier power amplifier, a related product manufactured by a third party. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products.

Reclassifications

     Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

Certain Risks and Uncertainties

     During the three year period ended December 31, 2001, the Company sold almost 954 SuperFilter® units, but the Company has continued to incur operating losses. The Company’s long-term prospects are dependent upon the continued and increased market acceptance for the product.

     Our two largest commercial customers accounted for 69%, 49% and 85% of our net commercial revenues for fiscal 1999, 2000 and 2001, respectively, and 63% and 49% of accounts receivable as of December 31, 2000 and 2001, respectively.

     We currently purchase substrates for growth of high-temperature superconductor films from one supplier because of the quality of its substrates.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which supercedes SFAS No.121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. The statement is effective January 1, 2002 and the Company does not believe it will have a material impact on its financial position or results of its operations.

     In June 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not believe that adoption of these statements will have a material impact on its financial position of results of operations.

Note 3 — Cumulative Accounting Change

     On November 6, 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-27, “Application of EITF Issue No.98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. EITF 0-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company included in the computation of basic and diluted loss per share for fiscal 2000 a non-recurring cumulative effect of an accounting change on a preferred stock beneficial conversion feature of $10,612,000 related to the issuance of its Series E Preferred Stock in September 2000 and to the issuance of its Series D Preferred Stock in June 1999.

Note 4 — Patents and Licenses

     The Company has focused its development efforts on thallium barium calcium copper oxide (“TBCCO”) materials and, to a lesser extent, on yttrium barium copper oxide (“YBCO”) materials. Several U.S. patents have been issued to the University of Arkansas covering TBCCO, and the Company has an exclusive worldwide license (including the right to sublicense) under these patents, subject to the University of Arkansas’ right to conduct research related to the patents. The Company is obligated to pay royalties of 4% on sales of TBCCO-based products, subject to a $100,000 annual minimum and royalties of 35% of sublicense revenues received by the Company. In the event that the Company fails to pay minimum annual royalties, the license automatically becomes non-exclusive. These royalty obligations terminate in 2009. Royalties under this agreement totaled $100,000 in each of the last three years.

Note 5 — Short Term Borrowings and Notes Payable

     The Company has a revolving line of credit maturing on June 20, 2002. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate (9.5% at December 31, 2000 and 4.75% at December 31, 2001) plus 1%. Nothing was outstanding under this line of credit at December 31, 2000 and 2001. The Company is required to maintain certain minimum tangible net worth, debt, cash flow and other financial and business covenants. Borrowings under the revolving line of credit are collateralized by substantially all of the Company’s assets. In connection with the credit agreement in 1999, the Company issued warrants for the purchase of 62,500 shares of common stock at a price of $3 per share. In December 1999, five year warrants to purchase 33,333 shares of common stock at $3 per share were issued in connection with an amendment to the credit agreement. In January 2000, the credit facility was amended to include a $1.5 million term note. The term note bore interest at the prime rate (8.5% at January 12, 2000) plus 4%. Five year warrants to purchase 27,692 shares of common stock at $3.25 per share were issued in connection with this amendment. This term loan was paid in full on February 11, 2000.

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

Note 6 — Income Taxes

     The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 1999, 2000 and 2001.

     The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 1999, 2000 and 2001 as follows:

	For the Year Ending December 31

	1999	2000	2001

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(42.8)	(41.3)
State taxes, net of federal benefit	5.8	8.5	7.0
Other	—	0.3	0.3

	—%	—%	—%

     The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	1999	2000	2001

Loss carryforwards	$13,603,000	$25,851,000	$31,008,000
Capitalized research and development	2,155,000	3,220,000	4,475,000
Warrant charges	—	891,000	2,047,000
Accrued loss on contract	—	1,690,000	796,000
Depreciation	1,487,000	1,087,000	1,762,000
Tax credits	985,000	1,187,000	1,330,000
Inventory	80,000	160,000	246,000
Other	—	374,000	264,000
Less: valuation allowance	(18,310,000)	(34,460,000)	(41,928,000)

Net deferred tax asset	$—	$—	$—

     The valuation allowance increased by $3,242,000, $16,150,000, and $7,468,000 in 1999, 2000 and 2001, respectively.

     As of December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $84.6 million and $38.5 million, respectively, which expire in the years 2002 through 2022. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.7 million and $13.6 million for federal and California income tax purposes. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $864,000 and $706,000 respectively, which expire in the years 2002 through 2020.

     Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue

Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently the Company completed an analysis of it’s equity transactions and determined that it had a change in ownership in 1999. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $32.6 million will be subject in future periods to an annual limitation of $2.3 million. Net operating losses incurred subsequent to the change totaled $52.0 million are not subject to this limitation, however, they may be subject to limitation should a subsequent change in ownership occur.

Note 7 — Stockholders’ Equity

Preferred Stock

     Pursuant to the Company’s Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series.

Convertible Preferred Stock

     On September 29, 2000, the Company issued in a private placement 37,500 shares of a newly created Series E Convertible Preferred Stock and warrants to purchase up to an additional 1,044,568 shares of common stock. Proceeds, net of issuance costs, totaled approximately $35,155,000.

     The preferred stock is non-voting, has a stated value and a liquidation preference of $1,000 per share, and is convertible into common stock at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to an implicit floor. The preferred stock automatically converts into common stock on the second anniversary of the closing and has no antidilution features. The optional and automatic conversions of preferred stock are limited to an aggregate maximum of 3,554,656 shares of common stock. Any preferred shares not converted through optional and the automatic conversions due to the limit on the number of shares that can be issued will be cancelled without any other obligation except to pay any accumulated conversion premium through the automatic conversion date. The preferred stock carries a 7% conversion premium, payable upon conversion in cash or common stock subject to certain limitations, at the Company’s option. The conversion premium is being included in the calculation of net loss available to common shareholders over the period it is earned by the preferred stockholder.

     During 2001 3,000 Series E preferred shares were converted into 625,093 shares of common stock and 51,212 shares of common stock were issued in connection with the conversion premium. At December 31, 2001, the remaining 34,500 Series E preferred shares are convertible into a maximum of 2,929,563 shares of common stock.

     In connection with the sale of the preferred stock, the Company also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and the second warrant is for the purchase of up to 731,198 additional shares of common stock. Both warrants are currently exercisable and contain “weighted average” antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision. (See Note 13, Subsequent Event).

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

     The Company recorded a deemed distribution for accounting purposes in 1999 totaling $456,000 relating to the issuance of the Series C and D Convertible Preferred Stock, which, at issuance, was convertible at a discount from the market price of the Company’s common stock. The deemed dividend was a non-cash, non-recurring accounting entry for determining net loss available to common stockholders and the related net loss per share.

     The issuance of the Series D Convertible Preferred Stock resulted in an anti-dilution adjustment to the Series A-2, A-3, B-1 and C Convertible Preferred Stock. Following the completion of the Series D financing, the total number of common shares issuable upon conversion of the Company’s outstanding preferred stock was as follows:

	Shares of	Common Stock
	Preferred	Issuable Upon Conversion

Series A-2	64,584	1,322,539
Series A-3	12,500	263,852
Series B-1	50,000	1,055,410
Series C	41,667	872,100
Series D	106,000	2,120,000

Total		5,633,901

As described below, all redeemable convertible preferred shares were converted into common shares in 2000.

     On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short-term indebtedness of $500,000. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Redeemable Convertible Preferred Stock converted their holdings into 2,458,391 shares of common stock. As an inducement to convert the preferred shares, the Company issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58 per share. The fair value of the warrants was estimated using the Black-Scholes option-pricing model utilizing a volatility factor of 75%, risk-free interest rate of 6.75%, and expected life of 5 years. and was accounted for as a deemed distribution of $1,548,000 to the preferred stockholders for determining the loss per common share in the first quarter and full year of 2000. Also during the year ended December 31, 2000, the holders of the outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,409 shares of common stock.

Stock Options

     The Company has four stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, and the 1998 and 1999 Stock Option Plans (collectively, the “Stock Option Plans”). The 1988 Stock Option Plan expired in October 1998. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company under the Stock Option Plans at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. At December 31, 2001, options for 1,036,812 shares of common stock were exercisable.

     At December 31, 2001, 525,675 shares of common stock were available for future grants and 2,550,488 options had been granted but not yet exercised. Option activity during the three years ended December 31, 2001 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1998	1,765,297	$4.406
Granted	391,873	$3.423
Cancelled	(257,991)	$1.193
Exercised	(16,627)	$4.668

Outstanding at December 31, 1999	1,882,552	$4.194
Granted	984,030	$20.60
Canceled	(153,311)	$7.72
Exercised	(824,170)	$4.32

Outstanding at December 31, 2000	1,889,101	$12.40
Granted	853,500	$5.783
Canceled	(112,422)	$7.834
Exercised	(79,691)	$3.392

Outstanding at December 31, 2001	2,550,488	$10.67

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2001:

		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual	Exercise	Number	Average
Exercise Prices	Outstanding	Life	Price	Exercisable	Exercise Price

$2.3130 - $3.938	585,809	6.74	$3.3937	415,191	$3.3197
$4.00 - $5.0000	521,766	8.37	$4.6444	198,751	$4.5152
$5.0630 - $7.9375	683,451	7.89	$6.8537	224,729	$6.4030
$7.9380 - $30.6880	717,312	8.40	$22.8347	180,811	$18.7867
$35.625 - $49.3750	42,150	8.35	$41.0995	17,330	$41.7310

	2,550,488	7.88	$10.6676	1,036,812	$7.5565

     The number of options exercisable and weighted average exercise price at December 31, 1999 and 2000 totaled 1,141,284 and $4.39 and 677,345 and $4.33, respectively.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees. If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	1999	2000	2001

Net Loss:
As reported	$(10,875,000)	$(20,656,000)	$(17,201,000)
Pro forma	$(11,689,000)	$(23,440,000)	$(21,171,000)
Loss per Share:
As reported	$(1.58)	$(2.09)	$(1.10)
Pro forma	$(1.69)	$(2.26)	$(1.32)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 2000 and 2001, respectively: dividend yields of zero percent each year; expected volatilities of 75, 85, and 65 percent; risk-free interest rates of 5.62% 6.19%, and 4.375%; and expected life of 4.0, 4.0, and 4.0 years. The weighted average fair value of options granted in 1999, 2000 and 2001 for which the exercise price equals the market price on the grant date was $1.80, $13.86, and $3.05 respectively.

Warrants

     The following is a summary of outstanding warrants at December 31, 2001:

	Number of Common Shares
			Price
		Currently	per
	Total	Exercisable	Share	Expiration Date

Warrants related to issuance of Series E Preferred	1,044,568	1,044,568	$21.54	September 29, 2005
Warrants related to borrowings and sales agreements	62,500	62,500	$3.00	June 18, 2004
	1,000,000	414,440	$4.00	August 27, 2004
	33,333	33,333	$3.00	December 1, 2004
	27,692	27,692	$3.25	January 12, 2005

Note 8 — Warrants Issued to U.S. Cellular

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes proceeds from sales to U.S. Cellular under this agreement are allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. The estimated fair value of the warrants in excess of the related sales, when applicable is recorded in cost of commercial product revenues. For product sales in 1999 and 2000, respectively, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 48,980 and 53,460 shares of common stock, respectively. As a result, sales proceeds allocated to warrants vesting in 1999 and 2000 were $124,000 and $1,660,000, respectively. In addition, the estimated value of warrants vesting in excess of certain sales to U.S. Cellular in the second quarter of 2000 of $482,000 was recorded in cost of commercial product revenues.

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and has been recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During fiscal 2000 and 2001 sales proceeds of $1,118,000 and $2,238,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $1,765,000 and $879,000, respectively, were recorded as commercial product revenues.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000. Through December 31, 2000 and 2001, $1,059,000 and $2,243,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order.

     As of December 31, 2001, U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

Note 9 — Employee Savings Plan

     In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for the employees of the Company that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the Plan.

Note 10 — Commitments and Contingencies

Operating Leases

     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next ten years. Generally leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.

     In March 1999, the Company entered into a master lease agreement for $1.5 million in lease financing. Under this agreement, the Company entered into agreements for the sale and leaseback of certain production equipment with a net book value of $944,000 for $900,000 cash. The loss of $44,000 realized on the sale transactions has been deferred and is being charged against income over the lease term. The Company has purchase and lease renewal options at fair market value. To help insure the Company’s performance under the terms of the lease agreement, the lessor has a collateral interest in its assets subject to previously granted liens. In connection with entering into this lease, the Company issued four year warrants for the purchase of 25,180 shares of common stock at $4.17 per share. The estimated fair value of the warrants was calculated using the Black-Scholes option-pricing model and is being amortized over the term of the lease.

     For the years ended December 31, 1999, 2000, and 2001, rent expense was $749,000, $851,000, and $1,064,000 respectively.

Capital Leases

     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2003. The leases bear interest at various rates ranging from 13.01% to 18.84%.

The minimum lease payments under operating and capital lease obligations are as follows:

Year ending December 31,	Operating Leases	Capital Leases

2002	$1,318,000	$337,000
2003	1,125,000	226,000
2004	1,085,000	—
2005	1,123,000	—
2006	1,162,000
Thereafter	5,482,000	—

Total payments	$11,295,000	563,000

Less: amount representing interest		(54,000)

Present value of minimum lease		509,000
Less current portion		(280,000)

Long term portion		$229,000

Note 11-Legal Proceedings

     The Company is currently engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against the Company and Conductus, Inc., another company involved in the high-temperature superconducting industry. The ISCO complaint alleges that our SuperFilter® product and Conductus’s ClearSite® product infringe ISCO’s patent.

     After conducting separate investigations into the allegations, the Company and Conductus both filed responses denying ISCO’s allegations and asking the court to declare the ISCO patent invalid and not infringed. The Company is cooperating with Conductus in the defense of this lawsuit.

     On October 3, 2001, the Company amended its response to add allegations that ISCO failed to disclose relevant prior art to the U.S. Patent Office during the patent application process. At the same time, the Company also sued ISCO for threatening some of its customers. Our standard terms and conditions of sale include an indemnity against any patent infringement claims, and the Company has informed our customers that it will defend them against any action brought by ISCO for any alleged infringement related to our products. The Company is seeking both compensatory and punitive damages from ISCO, as well as attorneys’ fees, arising from their threats against our customers.

     The trial is scheduled to start January 13, 2003. The judge has instructed the parties to complete the discovery process by June 28, 2002 and scheduled a “Markman hearing” for September 10, 2002. At the Markman hearing, the judge will receive evidence and then decide the scope and meaning of the patent claims asserted by ISCO.

Note 11 — Earnings Per Share

     The computation of per share amounts for 1999, 2000, and 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,920,964, 4,062,194 and 4,718,581 shares of common stock during 1999, 2000, and 2001 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive. Also, the preferred stock convertible into 5,633,900, 2,089,136 and 2,929,563 shares of common stock at December 31, 1999, 2000, and 2001 was not considered in the computation of diluted earnings per share because it’s inclusion would also have been antidilutive.

Note 12 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance sheet data:

	December 31

	2000	2001

Accounts receivable:
Accounts receivable-trade	$2,662,000	$1,036,000
U.S. government accounts receivable-billed	718,000	345,000
U.S. government accounts receivable-unbilled	321,000	91,000
Less: allowance for doubtful accounts	(12,000)	(24,000)

	$3,689,000	$1,448,000

Inventories:
Raw materials	$1,094,000	$1,389,000
Work-in-process	1,960,000	2,947,000
Finished goods	721,000	1,398,000

	$3,775,000	$5,734,000

Property and Equipment:
Equipment	$12,165,000	$14,003,000
Leasehold improvements	2,072,000	2,098,000
Furniture and fixtures	107,000	141,000

	14,344,000	16,242,000
Less: accumulated depreciation and amortization	(9,353,000)	(11,027,000)

	$4,991,000	$5,215,000

Patents and Licenses
Patents issued	$460,000	$780,000
Patents pending	612,000	410,000
Licenses	2,566,000	2,566,000

	3,638,000	3,756,000
Less, accumulated amortization	(1,761,000)	(2,075,000)

	$1,877,000	$1,681,000

Accrued Expenses
Compensation related	$900,000	$840,000
Warranty reserve	250,000	242,000
Other	214,000	172,000

	$1,364,000	$1,254,000

     Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

     At December 31, 2000 and 2001, equipment includes $1,211,000 of assets financed under capital lease arrangements, net of $718,000 and $943,000 of accumulated amortization, respectively. Depreciation expense amounted to $1,126,000, $1,299,000 and $1,674,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Supplemental Cash Flow Information:

	Dec. 31, 1999	Dec. 31, 2000	Dec. 31,2001

Cash paid for interest	$232,000	$230,000	$146,000
Non-cash investing and financing activities:
Equipment acquired through issuance of capital lease	34,000	—	—
Redeemable preferred stock exchanged for common stock	—	17,125,000	—
Common stock options issued for past services in lieu of accounts payable	14,000	72,000	—
Issuance of warrants in connection with debt and lease agreements	491,000	131,000	—
Dividends accrued not paid	95,000	—	—
Conversion of notes payable to purchase preferred and common stock	1,875,000	500,000	—
Equity issuance costs not yet paid	—	40,000	—
Assets acquired through issuance of stock options	—	26,000	—
Conversion of preferred shares into common shares	—	—	3,000,000

Note 13 — Subsequent Event

     On March 11, 2002 the Company had binding commitments totaling $13.0 million in a new equity private placement. The transaction is expected to generate net proceeds of $12.4 million. The Company closed commitments totaling $11.2 million on March 12, 2002 and expects to close the remaining commitment for $1.8 million pending a response to our request for guidance from Nasdaq. The Company may decline to accept the additional investment if Nasdaq concludes that shareholder approval is required. In that event, the net proceeds of the transaction would be $10.6 million.

     If the remaining commitment is accepted, the Company will have issued a total of 3,714,286 shares of common stock at $3.50 per share and 5-year warrants to purchase an additional 557,143 shares of the common stock at $5.50 per share. The common stock was priced on February 27, 2002 when the term sheet was signed, and the Company’s common stock closed at $4.02 per share on that date. The underlying warrants were priced on March 6, 2002 when the definitive purchase agreement was signed, and the Company’s common stock closed at $4.45 per share on that date.

     The securities sold in this private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements of the Securities Act. The Company has agreed to file a registration statement by April 11, 2001 covering the shares of common stock issued at the closing and upon exercise of the warrants.

     This transaction caused the exercise price and the number of shares to be adjusted to $20.59 and 1,092,697, respectively under the warrants issued in connection with the issuance of the Series E Convertible Preferred Stock (See Note 7).

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Net revenues	$2,826,000	$4,206,000	$2,134,000	$3,227,000
Loss from operations	(4,312,000)	(3,743,000)	(4,965,000)	(5,085,000)
Net loss	(3,912,000)	(3,482,000)	(4,795,000)	(5,012,000)
Basic and diluted loss per common share
Net loss per common share	$(0.26)	$(0.23)	$(0.30)	$(0.31)
2000
Net revenues	$1,669,000	$2,249,000	$2,372,000	$3,666,000
Loss from operations	(3,616,000)	(4,014,000)	(9,292,000)	(4,057,000)
Net loss	(3,760,000)	(4,081,000)	(9,318,000)	(3,497,000)
Basic and diluted loss per common share
Net loss per common share before cumulative effect of accounting change	$(0.47)	$(0.23)	$(0.53)	$(0.23)
Cumulative effect of accounting change	—	—	—	$(0.60)
Net loss per common share	$(0.47)	$(0.23)	$(0.53)	$(0.83)

SUPERCONDUCTOR TECHNOLOGIES, INC.

Schedule II- Valuation and Qualifying Accounts

		Additions

		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
Valuation and Qualifying Accounts	Balance	Expenses	Accounts	Deductions	Balance

Year Ended December 31, 2001
Allowance for Uncollectible Accounts	$12,000	$12,000	$—	$—	$24,000

Reserve for Inventory Obsolescence	403,000	617,000	(403,000)	—	617,000

Reserve for Warranty	250,000	102,000	(110,000)		242,000

Deferred Tax Asset Valuation Allowance	34,460,000	7,468,000	—	—	41,928,000

Year Ended December 31, 2000
Allowance for Uncollectible Accounts	—	12,000	—	—	12,000

Reserve for Inventory Obsolescence	201,000	202,000	—	—	403,000

Reserve for Warranty	100,000	240,000	(90,000)	—	250,000

Deferred Tax Asset Valuation Allowance	18,310,000	16,150,000	—	—	34,460,000

Year Ended December 31, 1999
Allowance for Uncollectible Accounts	30,000	—	(30,000)	—	—

Reserve for Inventory Obsolescence	140,000	131,000	(70,000)	—	201,000

Reserve for Warranty	76,000	60,000	(36,000)	—	100,000

Deferred Tax Asset Valuation Allowance	15,068,000	3,242,000	—	—	18,310,000