Form 10-Q
period 2002-03-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2002-05-06
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 30, 2002

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

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

Yes       X          No

     As of April 30, 2002 there were 22,319,394 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 30, 2002

		PAGE

PART I -	FINANCIAL INFORMATION

	ITEM 1 — Financial Statements

	Statement of Operations	3

	Balance Sheet	4

	Statement of Cash Flows	5

	Notes to Financial Statements	6

	ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	15

PART II -	OTHER INFORMATION

	ITEM 1 — Legal Proceedings	16

	ITEM 2 — Sales of Unregistered Securities	18

	ITEM 6 — Exhibits and Reports on Form 8-K
	(a) Exhibits	18
	(b) Reports on Form 8-K	18

SIGNATURE		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended

	March 31, 2001	March 30, 2002

Net revenues:
Net commercial product revenue-Note 5	$1,708,000	$3,707,000
Government contract revenue	1,108,000	909,000
Sub license royalties	10,000	—

Total net revenue	2,826,000	4,616,000

Costs and expenses:
Cost of commercial product revenue-Note 5	2,455,000	4,374,000
Contract research and development	813,000	651,000
Other research and development	1,313,000	1,306,000
Selling, general and administrative	2,557,000	4,105,000

Total costs and expenses	7,138,000	10,436,000

Loss from operations	(4,312,000)	(5,820,000)
Interest income	440,000	65,000
Interest expense	(40,000)	(24,000)

Net loss	(3,912,000)	(5,779,000)
Less:
Deemed distribution attributable to the preferred stock beneficial conversion feature	(655,000)	(596,000)

Net loss available to common stockholders	($4,567,000)	($6,375,000)

Basic and diluted loss per common share	($0.26)	($0.33)

Weighted average number of common shares outstanding	17,883,441	19,427,091

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES, INC.
BALANCE SHEET

ASSETS	December 31,	March 30,
	2001	2002

		(Unaudited)
Current Assets:
Cash and cash equivalents	$15,205,000	$21,139,000
Accounts receivable, net	1,448,000	2,582,000
Inventory	5,734,000	5,853,000
Prepaid expenses and other current assets	595,000	392,000

Total Current Assets	22,982,000	29,966,000
Property and equipment, net of accumulated depreciation of $11,027,000 and $11,384,000 respectively	5,215,000	5,953,000
Patents and licenses, net of accumulated amortization of $2,075,000 and $2,140,000 respectively	1,681,000	1,640,000
Other assets	283,000	330,000

Total Assets	$30,161,000	$37,889,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,695,000	$3,671,000
Accrued expenses	1,254,000	1,545,000
Current portion of capitalized lease obligations	280,000	280,000

Total Current Liabilities	4,229,000	5,496,000
Capitalized lease obligations and other	271,000	234,000
Accrual for loss on contract-Note 5	1,998,000	1,652,000

Total Liabilities	6,498,000	7,382,000
Commitments and contingencies-Note 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, Series E convertible preferred stock, 37,500 shares authorized, 34,500 and 34,500 issued and outstanding, respectively; liquidation preference of $38,126,000	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 18,579,160 and 22,314,843 shares issued and outstanding, respectively	19,000	22,000
Capital in excess of par value	110,871,000	123,124,000
Deferred warrant charges	(2,280,000)	(1,913,000)
Accumulated deficit	(84,947,000)	(90,726,000)

Total Stockholders’ Equity	23,663,000	30,507,000

Total Liabilities and Stockholders’ Equity	$30,161,000	$37,889,000

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 31, 2001	March 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($3,912,000)	($5,779,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	425,000	425,000
Warrant charges	797,000	367,000
Amortization of accrued loss on sales contract	(750,000)	(346,000)
Changes in assets and liabilities:
Accounts receivable	1,539,000	(1,134,000)
Inventory	(1,009,000)	(119,000)
Prepaid expenses and other current assets	15,000	203,000
Patents and licenses	(55,000)	(25,000)
Other assets	(6,000)	(50,000)
Accounts payable and accrued expenses	372,000	1,093,000

Net cash used in operating activities	(2,584,000)	(5,365,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(446,000)	(1,095,000)

Net cash used for investing activities	(446,000)	(1,095,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(57,000)	(66,000)
Proceeds from sale of common stock and warrants and exercise of stock options	230,000	12,460,000

Net cash provided by financing activities	173,000	12,394,000

Net increase (decrease) in cash and cash equivalents	(2,857,000)	5,934,000
Cash and cash equivalents at beginning of period	31,824,000	15,205,000

Cash and cash equivalents at end of period	$28,967,000	$21,139,000

Supplemental schedule of non-cash financing activities:
Equity issuance costs accrued and not paid	—	$203,000

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the quarter ended March 30, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company’s fiscal year-end is December 31.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. Inventories

     Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

	December 31, 2001	March 30, 2002

Raw Materials	$1,389,000	$1,280,000
Work-in-Progress	2,947,000	2,906,000
Finished Goods	1,398,000	1,667,000

Total Inventory	$5,734,000	$5,853,000

3. Short Term Borrowings

     The Company has a revolving line of credit maturing on June 20, 2002. The revolving line of credit is not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit bears interest at the prime rate (4.75% at March 30, 2002) plus 1%. No amounts were outstanding under this line at December 31, 2001 and March 30, 2002. The Company is required to maintain certain minimum tangible net worth, debt, cash flow and other financial and business covenants. Borrowings under the revolving line of credit are collateralized by substantially all of the Company’s assets.

4. Stockholders’ Equity

     In March 2002 the Company raised net proceeds of $12.2 million from the private sales of 3,714,286 shares of common stock at $3.50 per share and 5-year warrants to purchase an additional 557,143 shares of common stock exercisable at $5.50 per share. The common stock was priced on February 27, 2002 when the term sheet was signed, and the Company’s common stock closed at $4.02 per share on that date. The underlying warrants were priced on March 6, 2002 when the definitive purchase agreement was signed, and the Company’s common stock closed at $4.45 per share on that date. In conjunction with this equity issuance, the Company also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share.

     During the three months ended March 30, 2002, the Company (i) issued options to purchase 715,375 shares of common stock under the Company’s stock option plans and (ii) cancelled options in connection with employment terminations to purchase 14,765 shares of common stock. Options for 21,397 shares of common stock were exercised for $67,000 during the period. At March 30, 2002, options to purchase 3,229,701 shares of common stock were issued and outstanding under the Company’s stock option plans. The outstanding options expire by the end of March 2012. The exercise prices for these options range from $2.31 to $49.38 per share, for an aggregate exercise price of approximately $30.9 million. At March 30, 2002, there were 424,694 shares of common stock available for granting future options.

     The following is a summary of outstanding warrants at March 30, 2002:

	Number of Common Shares
			Price per
	Total	Currently Exercisable	Share	Expiration Date

Warrants related to issuance of Series E Preferred	1,044,568	1,044,568	$21.54	September 29, 2005
Warrants related to borrowings and sales agreements	62,500	62,500	$3.00	June 18, 2004
	1,000,000	414,440	$4.00	August 27, 2004
	33,333	33,333	$3.00	December 1, 2004
	27,692	27,692	$3.25	January 12, 2005
Warrants related to issuance of common stock	770,714	—	$5.50	March 10, 2007

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and was recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds are allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the three months ended March 30, 2002 sales proceeds of $367,000 for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $141,000 were recorded as commercial product revenues. During the three months ended March 31, 2001 sales proceeds of $797,000 for shipments pursuant to this purchase order were allocated to deferred warrant charges and proceeds of $306,000 were recorded as commercial product revenues.

     In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three months ended March 30, 2002, $346,000 of this reserve was amortized against the cost of product delivered under this purchase order. During the three months ended March 31, 2001, $750,000 of this reserve was amortized against the cost of product under this purchase order.

     As of March 30, 2002 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

6. Legal Proceedings

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

     On October 3, 2001, the Company’s response was amended to add allegations that ISCO failed to disclose relevant prior art to the U.S. Patent Office during the patent application process. At the same time, the Company also sued ISCO for threatening some of our customers. The Company’s standard terms and conditions of sale include an indemnity against any patent infringement claims, and the Company has informed our customers that it will defend them against any action brought by ISCO for any alleged infringement related to our products. The Company is seeking both compensatory and punitive damages from ISCO, as well as attorneys’ fees, arising from their threats against our customers. On March 26, 2002, ISCO added a new claim to their lawsuit alleging that the Company’s new IMT-2000 SuperFilter Tower Top System for use with third generation, or 3G, technology in international markets infringes two other ISCO patents—U.S. Patent No.’s 6,104,934 and 6,205,340. On April 17, 2002 the court ruled that these two claims are untimely and relegated ISCO to filing a separate lawsuit if it wants to pursue these claims.

     The trial is scheduled to start January 13, 2003. The judge has instructed the parties to complete the discovery process by June 28, 2002 and scheduled a “Markman hearing” for September 10, 2002. At the Markman hearing, the judge will receive evidence and then decide the scope and meaning of the patent claims asserted by ISCO.

     ISCO litigation expenses totaled $818,000 for the quarter ended March 30, 2002 as compared to none in the same period last year.

7. Earnings Per Share

     The computation of per share amounts for the three months ended March 30, 2002 and March 31, 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 6,168,508 and 4,435,657 shares of common stock during the three months ended March 30, 2002 and March 31, 2001, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,929,563 and 2,089,136 common shares, respectively, was also not considered in the computation of diluted earnings per share for the three months ended March 30, 2002 and March 31, 2001, because its inclusion would also be antidilutive.

8. Concentration of Customers and Suppliers

     Our two largest customers accounted for 87% and 90% of our net commercial product revenues for the three months ended March 30, 2002 and March 31, 2001, respectively, and 52% and 49% of accounts receivable as of March 30, 2002 and December 31, 2001, respectively.

     We currently purchase substrates for growth of high-temperature superconductor thin-films from one supplier because of the quality of its substrates.

9. Recent Accounting Pronouncements

     Adoption of Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets did not have an impact on the Company’s financial position, results of operations or cash flows for the period ended March 30, 2002.

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

     From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped 438 units in 2001. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $91 million from inception to March 30, 2002.

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

     As described in Note 5 to the March 30, 2002 financial statements, in September 2000 the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000 and a loss reserve established. Through December 31, 2001, and March 30, 2002, $3,302,000 and $3,648,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order. The reserve is based on estimated future product and warranty costs and should these future cost differ from those estimated this reserve will be adjusted.

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

     We are currently engaged in a patent dispute with ISCO International, Inc. This case is discussed above under Part II, Item 1 entitled “Legal Proceedings”. We have not recorded any liability relating to this litigation but may be required to do so if we are unsuccessful in defending ourselves.

Backlog

     Our backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the changes in the estimates of the product mix to be purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments we estimate our backlog at March 30, 2002 was approximately $16.2 million, as compared to $21.3 million at December 31, 2001. The backlog at March 30, 2002 includes $2.6 million remaining under a $7.8 million purchase order from U.S. Cellular that will be delivered by December 31, 2002. The subsection below entitled “Non-Cash Charges For Warrants Issued to U.S. Cellular” includes a discussion of the accounting for this purchase order. We estimate that this backlog will be delivered by the end of the first quarter of 2003.

Results of Operations

Quarter ended March 30, 2002 as Compared with Quarter ended March 31, 2001

     Total net revenue increased by $1.8 million, or 63%, from $2.8 million in 2001 to $4.6 million in 2002. The increase is primarily due to higher commercial product sales, partially offset by lower government sales.

     Our commercial revenue is generated from (i) the sales of our SuperFilter product line which combines specialized superconducting RF filters with a proprietary cryogenic cooler (and, in most cases, a low noise amplifier) in highly compact systems and (ii) starting in February 2001, from the sales of our new multiplexer product line. We also introduced our multi-carrier power amplifier product in March 2001, but it has not yet contributed significantly to our revenues. Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. For a discussion of the allocation to warrants, please read the discussion under the caption “Non-Cash Charges for Warrants Issued To U.S. Cellular.” The following table summarizes the calculation of net commercial product revenue for 2002 and 2001:

	Quarter Ended

Dollars in Thousands	March 31, 2001	March 30, 2002

Gross commercial product sales proceeds	$2,526	$4,103
Less allocation of proceeds to warrants issued to U.S. Cellular	(797)	(367)
Less sales discounts	(21)	(29)

Net commercial product revenue	$1,708	$3,707

     Net commercial product revenue in 2002 increased to $3.7 million from $1.7 million in the same period last year, an increase of $2.0 million, or more than 100%. This increase is the result of higher sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units and sales of our new duplexer product introduced in 2001. Multiplexer sales in 2002 totaled $783,000 as compared to $45,000 in 2001. The increase in gross commercial product sales proceeds was partially offset by $367,000 in 2002 and $797,000 in 2001 to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 87% of our net commercial revenues in 2002 as compared to 90% in 2001.

     In 2002, government contract revenue totaled $909,000 as compared to $1.1 million in the same period last year. This revenue included government subcontract revenue which totaled $364,000 in 2001. Excluding the impact of subcontract revenue in 2001, government contract revenue increased this last quarter as more of our commercial product research and development efforts had more applicability to government programs. We plan to focus our future government contract work on projects that have applications to our commercial product business and expect government revenues to increase slightly in the future.

     Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $4.4 million for 2002 and was reduced by the amortization of $346,000, relating to the accrual for non-cash contract loss on the purchase order received from U.S. Cellular. The cost of commercial product revenues was $2.5 million for 2001 and was reduced by the amortization of $750,000 relating to the accrual for non-cash contract loss on the purchase order received from U.S. Cellular. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular.” Excluding these non-cash charges and credits relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased to $4.7 million in 2002, or 47%, from $3.2 million in 2001. This increase was the result of increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, partially offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     We generate negative gross margins on our commercial products at current sales levels primarily due to fixed manufacturing overhead costs. Based on current prices and forecasted product mix and costs, we expect to achieve positive commercial gross margins in the second quarter of 2002.

     Contract research and development expenses totaled $651,000 in 2002 as compared to $813,000 in the prior year’s quarter and included subcontract expenses of $364,000 in 2001. Excluding subcontract expenses, contract research and development expenses increased $202,000 in 2002 to $651,000, as compared to $449,000 last year. This growth results from an increase government research and development efforts.

     Other research and development expenses relate to development of our commercial products. These expenses totaled $1.3 million in 2002, and is comparable to the same period in 2001.

     Selling, general and administrative expenses totaled $4.1 million in 2002 as compared to $2.6 million in the same period last year, an increase of $1.5 million, or 61%. This increase results primarily from increased domestic and international marketing and sales efforts, insurance premiums and ISCO litigation expenses. ISCO litigation expenses totaled $818,000 for the quarter ended March 30, 2002 as compared to none in the same period last year. ISCO litigation expenses are expected to decrease slightly in the second quarter and then remain level for the remainder of 2002 as we approach the trial which is scheduled for January 2003.

     Interest income decreased to $65,000 in 2002 as compared to $404,000 in the same period of the prior year, due to decreased levels of cash available for investment and the decline in interest rates.

     Interest expense decreased in 2002 as compared to the prior year and resulted from decreased borrowings in the current year.

     We had a net loss of $5.8 million in 2002, as compared to $3.9 million in 2001.

     The net loss available to common shareholders totaled $6.4 million in 2002, or $0.33 per common share, as compared to $4.6 million, or $0.26 per common share, in the same period last year. The amounts for 2002 and 2001 include a $596,000 and $655,000, respectively, non-cash deemed distribution on preferred stock.

Liquidity and Capital Resources

     Cash and cash equivalents increased by approximately $5.9 million from $15.2 million at December 31, 2001 to $21.1 million at March 30, 2002. The increase results from cash proceeds received from the sale of common stock and warrants, partially offset by cash used in operations and investing activities.

     Cash used in operations totaled $5.4 million in 2002. We used $5.3 million to fund the cash portion of our net losses. We also used cash to fund a $1.3 million increase in accounts receivable and inventory. Cash generated from the increase in accounts payable and other accrued expenses totaled $1.1 million. Cash used in operations in 2001 totaled $2.6 million and was used primarily to fund operating losses of $3.4 million net of non-cash adjustments and $1.0 million for the increase in inventory. These increase were partially offset by the decrease in accounts receivable of $1.5 million.

     Net cash used in investing activities totaled $1.1 million in 2002 and $446,000 in 2001 and related to the purchase of manufacturing equipment.

     Net cash provided by financing activities totaled $12.4 million in 2002. Cash received from the sale of common stock and warrants and exercise of stock options totaled $12.5 million and was partially offset by the net reduction in borrowings of $66,000. In the same period of 2001, cash provided by financing operations totaled $173,000 and resulted from the exercise of stock options which totaled $230,000 and was partially offset by the net reduction in borrowings of $57,000.

     We also have a revolving line of credit available that matures on June 20, 2002. The line of credit cannot exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The line of credit bears interest at prime rate (4.75% at December 31, 2001) plus 1%, requires that certain financial and business covenants be maintained and is collateralized by substantially all of the Company’s assets. No amounts are outstanding. We are in discussions with other lenders to replace this facility.

     In March 2002 we raised net proceeds of $12.2 million from the private sale of 3,714,286 shares of common stock at $3.50 per share and 5-year warrants to purchase an additional 557,143 shares of common stock at $5.50 per share. The common stock was priced on February 27, 2002 when the term sheet was signed, and the Company’s common stock closed at $4.02 per share on that date. The underlying warrants were priced on March 6, 2002 when the definitive purchase agreement was signed, and the Company’s common stock closed at $4.45 per share on that date. In conjunction with this equity issuance, we also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share.

     Pursuant to the transaction documents, we filed a registration statement covering the shares of common stock issued at the closing and upon exercise of the warrants. The registration statement became effective on April 5, 2002.

     At March 30, 2002, we had the following cash commitments:

		Payments Due
		by Period

Contractual
Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital Lease Obligations	$479,000	$337,000	$142,000	—	—
Operating Leases	10,964,000	1,324,000	2,153,000	$2,305,000	$5,182,000
Minimum License Commitment	687,000	100,000	200,000	200,000	187,000
Fixed asset purchase commitments	1,732,000	1,732,000	—	—	—

Total Contractual Cash Obligations	$13,862,000	$3,493,000	$2,495,000	$2,505,000	$5,369,000

     Additionally, we plan to invest an additional $6.0-$8.0 million in fixed assets during the remainder of 2002 to expand our manufacturing capacity by 60 percent. With our present SuperFilter product mix, we expect to increase our manufacturing capacity to 600 systems per quarter and then have the ability to easily expand that capacity to 1,000 units per quarter. In addition, we expect that sales will continue to increase which will result in higher inventory and accounts receivable balances being maintained. Although revenues are expected to increase in 2002, through March 2002 we have continued to incur losses and expect to incur losses for the remainder of the year, although at a decreasing rate. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

     We expect our existing cash resources on hand at March 30, 2002 will be sufficient to fund our planned operations into 2003. Thereafter, we may be required to raise additional capital, which may not be available on acceptable terms, if at all. Any inability to obtain needed financing could have a material adverse effect on our business and operating results.

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

     We estimated the fair value of the warrants vesting upon receipt of this order at $5,635,000 using the Black-Scholes option-pricing model and recorded this amount as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. During the three months ended March 30, 2002 sales proceeds of $367,000 for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $141,000 were recorded as commercial product revenues. During the three months ended March 31, 2001 sales proceeds of $797,000 for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $306,000 were recorded as commercial product revenues.

     In September 2000, after the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. We included the resulting loss in the results of operations for the quarter ended September 30, 2000. During the three months ended March 30, 2002, $346,000 of this reserve was amortized against the cost of product under this purchase order. During the three months ended March 31, 2001, $750,000 of this reserve was amortized against the cost of product delivered under this purchase order.

     The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the periods indicated:

Dollars in thousands	Three Months Ended

	March 31, 2001	March 30, 2002

Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds subsequent to September 14, 2000	$797	$367

Contract loss accrual at beginning of period	$4,241	$1,998
Amortization of non-cash loss against cost of commercial product revenues delivered to U.S. Cellular	(750)	(346)

Non-cash loss remaining to be amortized against cost of commercial product revenues based on future products deliverable to U.S Cellular	$3,491	$1,652

     As of March 30, 2002, U.S. Cellular had 585,560 unvested warrants that can be earned from future product orders through August 27, 2004.

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

     There was no material change in our exposure to market risk at March 30, 2002 as compared with our market risk exposure on December 31, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2001 Annual Report on Form 10K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     On October 3, 2001, we amended our response to add allegations that ISCO failed to disclose relevant prior art to the U.S. Patent Office during the patent application process. At the same time, we also sued ISCO for threatening some of our customers. Our standard terms and conditions of sale include an indemnity against any patent infringement claims, and we have informed our customers that we will defend them against any action brought by ISCO for any alleged infringement related to our products. We are seeking both compensatory and punitive damages from ISCO, as well as attorneys’ fees, arising from their threats against our customers. On March 26, 2002, ISCO added a new claim to their lawsuit alleging that our new IMT-2000 SuperFilter Tower Top System for use with third generation, or 3G, technology in international markets infringes two other ISCO patents—U.S. Patent No.’s 6,104,934 and 6,205,340. On April 17, 2002 the court ruled that these two claims are untimely and relegated ISCO to filing a separate lawsuit if it wants to pursue these claims.

     The trial is scheduled to start January 13, 2003. The judge has instructed the parties to complete the discovery process by June 28, 2002 and scheduled a “Markman hearing” for September 10, 2002. At the Markman hearing, the judge will receive evidence and then decide the scope and meaning of the patent claims asserted by ISCO.

Item 2. Sale of Unregistered Securities

     In March 2002 we raised net proceeds of $12.2 million from the private sales of 3,714,286 shares of common stock at $3.50 per share and 5-year warrants to purchase an additional 557,143 shares of common stock at $5.50 per share. The common stock was priced on February 27, 2002 when the term sheet was signed, and the Company’s common stock closed at $4.02 per share on that date. The underlying warrants were priced on March 6, 2002 when the definitive purchase agreement was signed, and the Company’s common stock closed at $4.45 per share on that date. In conjunction with this equity issuance, we also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share.

     The investors provided us with written representations confirming their status as “accredited investors” under Regulation D and their intent to acquire the securities for their own accounts and not with a view to resale or distribution in violation of the Securities Act of 1933. We did not engage in general solicitation or advertising, and the securities issued in the transaction were issued with restrictive legends concerning the registration requirements of the Securities Act of 1933. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 based on Regulation D and Section 4(2) of the Securities Act of 1933. Pursuant to the transaction documents the Company filed a registration statement covering the shares of common stock issued at the closing and upon exercise of the warrants. The registration statement became effective on April 5, 2002.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Description

10.1	Lease of the Company’s Headquarters and Manufacturing Facility

     (b)  Reports on Form 8-K

     Current Report on Form 8-K filed on March 13, 2002 regarding private equity offering.

     Current Report on Form 8-K filed on April 8, 2002 regarding lawsuit filed against us by ISCO.

     Current Report on Form 8-K filed on April 8, 2002 regarding the completion of a private equity offering.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2002	SUPERCONDUCTOR TECHNOLOGIES INC. /s/ Martin S. McDermut Martin S. McDermut Senior Vice President, Chief Financial Officer (Authorized Signatory and Principal Financial Officer)