Form 10-Q
period 2002-06-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2002-08-13
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

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

Yes [X] No [   ]

     As of July 31, 2002 there were 23,043,009 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Six Months Ended June 29, 2002

		Page
PART I —	FINANCIAL INFORMATION

	ITEM 1 — Financial Statements

	Statement of Operations	3

	Balance Sheet	4

	Statement of Cash Flows	5

	Notes to Financial Statements	6

	ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	17

PART II —	OTHER INFORMATION

	ITEM 1 — Legal Proceedings	18

	ITEM 4 — Submission of Matters to a Vote of Security Holders	18

	ITEM 6 — Exhibits and Reports on Form 8-K

	(a) Exhibits	19

	(b) Reports on Form 8-K	19

SIGNATURE		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Net revenues:
Net commercial product revenues-Note 5	$2,908,000	$5,275,000	$4,616,000	$8,982,000
Government contract revenues	1,298,000	785,000	2,406,000	1,694,000
Sub license royalties	—	10,000	10,000	10,000

Total net revenues	4,206,000	6,070,000	7,032,000	10,686,000
Costs and expenses:
Cost of commercial product revenues-Note 5	3,058,000	6,000,000	5,513,000	10,374,000
Contract research and development	925,000	549,000	1,738,000	1,200,000
Other research and development	1,275,000	1,414,000	2,588,000	2,720,000
Selling, general and administrative	2,691,000	4,151,000	5,248,000	8,256,000

Total costs and expenses	7,949,000	12,114,000	15,087,000	22,550,000

Loss from operations	(3,743,000)	(6,044,000)	(8,055,000)	(11,864,000)
Interest income	299,000	82,000	739,000	147,000
Interest expense	(38,000)	(20,000)	(78,000)	(44,000)

Net loss	(3,482,000)	(5,982,000)	(7,394,000)	(11,761,000)
Less:
Deemed distribution attributable to the preferred stock beneficial conversion feature	(655,000)	(590,000)	(1,310,000)	(1,186,000)

Net loss available to common stockholders	($4,137,000)	($6,572,000)	($8,704,000)	($12,947,000)

Basic and diluted loss per common share	($0.23)	($0.29)	($0.49)	($0.62)

Weighted average number of common shares outstanding	17,899,433	22,318,526	17,891,114	20,888,872

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES, INC.

BALANCE SHEET

	December 31,	June 29,
	2001	2002

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,205,000	$15,112,000
Accounts receivable, net	1,448,000	1,997,000
Inventory	5,734,000	5,584,000
Prepaid expenses and other current assets	595,000	955,000

Total Current Assets	22,982,000	23,648,000
Property and equipment, net of accumulated depreciation of $11,027,000 and $11,774,000 respectively	5,215,000	7,684,000
Patents and licenses, net of accumulated amortization of $2,075,000 and $2,206,000 respectively	1,681,000	1,691,000
Other assets	283,000	312,000

Total Assets	$30,161,000	$33,335,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,695,000	$4,683,000
Accrued expenses	1,254,000	1,962,000
Current portion of capitalized lease obligations	280,000	280,000

Total Current Liabilities	4,229,000	6,925,000
Capitalized lease obligations and other	271,000	194,000
Accrual for loss on contract-Note 5	1,998,000	1,085,000

Total Liabilities	6,498,000	8,204,000
Commitments and contingencies-Note 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, Series E convertible preferred stock, 37,500 shares authorized, 34,500 and 32,500 issued and outstanding, respectively; liquidation preference of $36,483,000	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 18,579,160 and 23,043,009 shares issued and outstanding, respectively	19,000	23,000
Capital in excess of par value	110,871,000	123,071,000
Deferred warrant charges	(2,280,000)	(1,255,000)
Accumulated deficit	(84,947,000)	(96,708,000)

Total Stockholders’ Equity	23,663,000	25,131,000

Total Liabilities and Stockholders’ Equity	$30,161,000	$33,335,000

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30, 2001	June 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($7,394,000)	($11,761,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	899,000	884,000
Warrant charges	1,389,000	1,024,000
Amortization of accrued loss on sales contract	(1,307,000)	(913,000)
Changes in assets and liabilities:
Accounts receivable	1,075,000	(549,000)
Inventory	(1,633,000)	150,000
Prepaid expenses and other current assets	(325,000)	(59,000)
Patents and licenses	(154,000)	(141,000)
Other assets	(156,000)	(35,000)
Accounts payable and accrued expenses	804,000	1,964,000

Net cash used in operating activities	(6,802,000)	(9,436,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,036,000)	(2,426,000)
Other	—	(300,000)
Net cash used for investing activities	(1,036,000)	(2,726,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(117,000)	(135,000)
Proceeds from sale of common stock and warrants and exercise of stock options	242,000	12,204,000

Net cash provided by financing activities	125,000	12,069,000

Net (decrease) in cash and cash equivalents	(7,713,000)	(93,000)
Cash and cash equivalents at beginning of period	(31,824,000)	15,205,000

Cash and cash equivalents at end of period	$24,111,000	$15,112,000

Supplemental schedule of non-cash financing activities:
Property and equipment not yet paid for	—	$790,000

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 29, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company’s fiscal year-end is December 31.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. Inventories

     Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

	December 31, 2001	June 29, 2002

Raw Materials	$1,389,000	$1,440,000
Work-in-Progress	2,947,000	2,648,000
Finished Goods	1,398,000	1,496,000

Total Inventory	$5,734,000	$5,584,000

3. Short Term Borrowings

     The Company had a revolving line of credit that matured unused on July 20, 2002. The revolving line of credit was not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit had an interest rate at the prime rate (4.75% at June 29, 2002) plus 1%. No amounts were outstanding under this line at December 31, 2001 and June 29, 2002. The Company was required to maintain certain minimum tangible net worth, debt, cash flow and other financial and business covenants. Borrowings under the revolving line of credit were collateralized by substantially all of the Company’s assets.

4. Stockholders’ Equity

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

     At December 31, 2001, 34,500 Series E preferred shares were outstanding and were convertible into a maximum of 2,929,563 shares of common stock. During three months ended June 29, 2002 2,000 Series E preferred shares were converted into 645,474 shares of common stock and 77,616 shares of common stock were issued in connection with the conversion premium. At June 29, 2002 the remaining 32,500 Series E preferred shares are convertible into a maximum of 2,284,089 shares of common stock. If the remaining preferred shares remain outstanding until September 29, 2002, a $4,550,000 conversion premium would be due. If the Company chooses to pay the conversion premium in common shares of the Company, based on the weighted average price of $1.73 per shares as of June 29, 2002 payment of the premium would require issuance of approximately 2,631,000 additional shares of common stock.

     Common Stock. In March 2002 the Company raised net proceeds of $12.2 million from the private sales of 3,714,286 shares of common stock at $3.50 per share and 5-year warrants to purchase an additional 557,143 shares of common stock exercisable at $5.50 per share. The common stock was priced on February 27, 2002 when the term sheet was signed, and the Company’s common stock closed at $4.02 per share on that date. The underlying warrants were priced on March 6, 2002 when the definitive purchase agreement was signed, and the Company’s common stock closed at $4.45 per share on that date. In conjunction with this equity issuance, the Company also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share.

     This transaction caused the exercise price and the number of shares of the warrant under the Series E Convertible Preferred Stock to be adjusted to $20.58 and 1,093,269, respectively.

     During the six months ended June 29, 2002, the Company (i) issued options to purchase 816,175 shares of common stock under the Company’s stock option plans and (ii) cancelled options in connection with employment terminations to purchase 52,617 shares of common stock. Options for 26,473 shares of common stock were exercised for $83,000 during the period. At June 29, 2002, options to purchase 3,287,573 shares of common stock were issued and outstanding under the Company’s stock option plans. The outstanding options expire by the end of June 2012. The exercise prices for these options range from $1.74 to $49.38 per share, for an aggregate exercise price of approximately $31.0 million. At June 29, 2002, there were 360,369 shares of common stock available for granting future options.

     The following is a summary of outstanding warrants at June 29, 2002:

	Number of Common Shares
			Price per
	Total	Currently Exercisable	Share	Expiration Date

Warrants related to issuance of Series E Preferred	1,093,269	1,093,269	$20.58	September 29, 2005
Warrants related to borrowings and sales agreements	62,500	62,500	$3.00	June 18, 2004
	1,000,000	414,440	$4.00	August 27, 2004
	33,333	33,333	$3.00	December 1, 2004
	27,692	27,692	$3.25	January 12, 2005
Warrants related to issuance of common stock	770,714	—	$5.50	March 10, 2007

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and was recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds are allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the three and six months ended June 29, 2002 sales proceeds of $657,000 and $1,024,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $246,000 and $387,000, respectively, were recorded as commercial product revenues During the three and six months ended June 30, 2001 sales proceeds of $592,000 and $1,389,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $228,000 and $534,000, respectively, were recorded as commercial product revenues.

     In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three and six months ended June 29, 2002, $568,000 and $913,000, respectively, of this reserve was amortized against the cost of product delivered under this purchase order. During the three and six months ended June 30, 2001, $557,000 and $1,307,000, respectively of this reserve was amortized against the cost of product delivered under this purchase order.

     As of June 29, 2002 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004. In each period in which these remaining warrants are earned, a non-cash charge will be recorded for the fair market value of the warrants shares earned or vested in the period.

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

     On October 3, 2001, the Company’s response was amended to add allegations that ISCO failed to disclose relevant prior art to the U.S. Patent Office during the patent application process. At the same time, the Company also sued ISCO for threatening some of our customers. The Company’s standard terms and conditions of sale include an indemnity against any patent infringement claims, and the Company has informed our customers that it will defend them against any action brought by ISCO for any alleged infringement related to our products. The Company is seeking both compensatory and punitive damages from ISCO, as well as attorneys’ fees, arising from their threats against our customers. On March 26, 2002, ISCO added a new claim to their lawsuit alleging that the Company’s new IMT-2000 SuperFilter Tower Top System for use with third generation, or 3G, technology in international markets infringes two other ISCO patents—U.S. Patent No.’s 6,104,934 and 6,205,340. On April 17, 2002 the court ruled that these two claims are untimely and relegated ISCO to filing a separate lawsuit if it wants to pursue these claims. To date, ISCO has not pursued these claims.

     The trial is scheduled to start January 13, 2003. The parties completed the discovery process by June 28, 2002, and the judge scheduled a “Markman hearing” for September 10, 2002. At the Markman hearing, the judge will receive evidence and then decide the scope and meaning of the patent claims asserted by ISCO.

     Litigation expenses on the ISCO matter totaled $960,000 and $1.8 million for the three and six months ended June 29, 2002, respectively. The Company did not incur any litigation expenses for the ISCO matter for the comparable periods in 2001.

7. Earnings Per Share

     The computation of per share amounts for the three and six months ended June 29, 2002 and June 30, 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 6,275,081 and 4,506,492 shares of common stock during the three and six months ended June 29, 2002 and June 30, 2001, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,284,089 and 3,554,656 common shares, respectively, was also not considered in the computation of diluted earnings per share for the three and six months ended June 29, 2002 and June 30, 2001, because its inclusion would also be antidilutive.

8. Concentration of Customers and Suppliers

     Our two largest commercial customers accounted for 92% and 92% of our net commercial product revenues for the six months ended June 29, 2002 and June 30, 2001, respectively, and 82% and 49% of accounts receivable as of June 29, 2002 and December 31, 2001, respectively.

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

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. Also, this statement amends SFAS No. 13, Accounting for Leases and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial reporting for costs associated with exits or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

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

     From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped 438 units in 2001 and 466 units in the first half of 2002. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $97 million from inception to June 29, 2002.

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

     As described in Note 5 to the June 29, 2002 financial statements, in September 2000 the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000 and a loss reserve established. Through December 31, 2001 and June 29, 2002, $3,302,000 and $4,215,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order. The reserve is based on estimated future product and warranty costs and should these future cost differ from those estimated this reserve will be adjusted.

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

     We are currently engaged in a patent dispute with ISCO International, Inc. This case is discussed under Part II, Item 1 entitled “Legal Proceedings”. We have not recorded any liability relating to this litigation but may be required to do so if we are unsuccessful in defending ourselves.

Backlog

     Our backlog consists of accepted commercial product purchase orders scheduled for delivery within 24 months and includes purchase orders denominated in either dollar amounts or a specified number of units. For purposes of calculating our backlog, we estimate a dollar amount for unit commitments based on past purchasing patterns and expected purchasing trends. We estimate our backlog at June 29, 2002 was approximately $11.5 million, as compared to $21.3 million at December 31, 2001. We expect that this backlog will be delivered by the end of the first quarter of 2003. Our backlog also includes $1.7 million remaining under a $7.8 million purchase order from U.S. Cellular that will be delivered by December 31, 2002. The subsection below entitled “Non-Cash Charges For Warrants Issued to U.S. Cellular” includes a discussion of the accounting for this purchase order.

Results of Operations

Quarter and Six Months ended June 29, 2002 as Compared with Quarter and Six Months ended June 30, 2001

     Total net revenue increased by $1.9 million, or 44%, from $4.2 million in second quarter of 2001 to $6.1 million in the second quarter of 2002. Total net revenues increased by $3.7 million or 52% from $7.0 million in the first half of 2001 to $10.7 million in the same period this year. The increase is primarily due to higher commercial product sales, partially offset by lower government revenues.

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

Dollars in thousands	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2001	2002	2001	2002

Gross commercial product sales proceeds	$3,521	$5,980	$6,047	$10,083
Less allocation of proceeds to warrants issued to U.S. Cellular	(592)	(657)	(1,389)	(1,024)
Less sales discounts	(21)	(48)	(42)	(77)

Net commercial product revenues	$2,908	$5,275	$4,616	$8,982

     Net commercial product revenues in the second quarter of 2002 increased to $5.3 million from $2.9 million in the same period last year, an increase of $2.4 million, or 81%. For the first half of 2002, net commercial product revenues increased to $9.0 million from $4.6 million in the same period of last year, an increase of $4.4 million, or 95%. This increase is the result of higher sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units and sales of our new duplexer product introduced in 2001, partially offset by lower average selling prices. Multiplexer sales in the second quarter and first half of 2002 totaled $710,000 and $1.5 million, respectively as compared to $$436,000 and $481,000, respectively in the same periods in 2001. The increase in gross commercial product sales proceeds was partially offset by $657,000 and $592,000 in the second quarter of 2002 and in 2001, respectively, and by $1.0 million and $1.4 million in the first half 2001 and 2002, respectively, to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 92% of our net commercial revenues in 2002 and in 2001.

     Government contract revenues decreased by $513,000, or 40%, from $1.3 million in the second quarter of 2001 to $785,000 in the same quarter of 2002. For the first half of 2002, government contract revenues decreased to $1.7 million from $2.4 million in the same period last year, a decrease of $712,000, or 30%. These decreases result primarily from a delay in the award of a government contract and to a lesser extent a lower negotiated cost reimbursement rate charged in 2002 as compared to 2001.

     Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $6.0 million and $10.4 million for the second quarter and first half of 2002, respectively, and was reduced by amortization credits of $568,000 and $913,000, respectively, relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. The cost of commercial product revenues totaled $3.1 million and $5.5 million for the second quarter and first half of 2001, respectively, and was reduced by amortization credits of $557,000 and $1.3 million, respectively, relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular.” Excluding these amortization credits relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased to $6.6 million in second quarter of 2002, or 82%, from $3.6 million in same period in 2001. For the first half of 2002, excluding these amortization credits , the cost of commercial revenues totaled $11.3 million as compared to $6.8 million in the first half of 2001. These increases result from increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, partially offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     We generate negative gross margins on our commercial products at current sales levels primarily due to fixed manufacturing overhead costs. Based on current prices and forecasted product mix and costs, we expect to achieve positive commercial gross margins in the fourth quarter of 2002.

     Contract research and development expenses totaled $549,000 and $925,000 in the second quarter of 2002 and 2001, respectively. In the first half of 2002 and 2001, these expenses totaled $1.2 million and $1.7 million, respectively. . These decreases result from the delay in the award of a government contract.

     Other research and development expenses relate to development of our commercial products. These expenses increased $139,000 to $1.4 million in the second quarter of 2002, as compared to $1.3 million in the same period last year. In the first half of 2002, these expenses totaled $2.7 million, as compared to $2.6 million in the first half of 2001. These increases are due to increased commercial development efforts.

     Selling, general and administrative expenses totaled $4.2 million in the second quarter of 2002 as compared to $2.7 million in the same period last year, an increase of $1.5 million, or 54%. In the first half of 2002 these expenses totaled $8.3 million as compared to $5.2 million in the first half of 2001. These increases result primarily from increased domestic and international marketing and sales efforts and ISCO litigation expenses. ISCO litigation expenses totaled $960,000 and $1.8 million for the second quarter and first half of 2002 respectively, as compared to none in the same period last year.

     Interest income decreased in the second quarter and first half of 2002 as compared to the same periods in the prior year due to decreased levels of cash available for investment and the decline in interest rates.

     Interest expense decreased in the second quarter and first half of 2002 as compared to the same periods in the prior year and resulted from decreased borrowings in the current year.

     We had a net loss of $6.0 for the current quarter ended June 29, 2002, as compared to $3.5 million for same period last year. For the first half of 2002, the net loss totaled $11.8 million as compared to $7.4 million last year.

     The net loss available to common shareholders totaled $6.6 million in the current quarter, or $0.29 per common share, as compared to $4.1 million, or $0.23 per common share, in the same period last year. The amounts for the second quarter of 2002 and 2001 include a $590,000 and $655,000, respectively, non-cash deemed distribution on preferred stock. The net loss available to common shareholders totaled $12.9 million in the first half of 2002, or $0.62 per common share, as compared to $8.7 million, or $0.49 per common share, in the same period last year. The amounts for the first half of 2002 and 2001 include a $1.2 million and $1.3 million, respectively, non-cash deemed distribution on preferred stock.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $93,000 from $15.2 million at December 31, 2001 to $15.1 million at June 29, 2002. Cash used in operations and investing activities during the first half of 2002 was almost entirely offset by cash received from the sale of common stock and warrants in a private placement during the first quarter.

     Cash used in operations totaled $9.7 million in the first half of 2002. We used $10.8 million to fund the cash portion of our net losses. We also used cash to fund a $1,084, 000 increase in accounts receivable, prepaid assets, patents and licenses and other current assets. Cash generated from the decrease in inventory and increase in accounts payable and other accrued expenses totaled $2.1 million. Cash used in operations in the first half of 2001 totaled $6.8 million and was used primarily to fund operating losses of $6.4 million net of non-cash adjustments and $2.3 million for the increase in inventory, prepaid assets, patents and licenses and other assets. These increases were partially offset by the decrease in accounts receivable of $1.1 million and increase in accounts payable and accrued expenses.

     Net cash used in investing activities totaled $2.4 million in the first half of 2002 and $1.0 million the same period last year and related to the purchase of manufacturing equipment.

     Net cash provided by financing activities totaled $12.1 million in the first half of 2002. Cash received from the sale of common stock and warrants and exercise of stock options totaled $12.2 million and was partially offset by the net reduction in borrowings of $135,000. In the same period of 2001, cash provided by financing operations totaled $125,000 and resulted from the exercise of stock options which totaled $242,000 and was partially offset by the net reduction in borrowings of $117,000.

     We also had a revolving line of credit that matured unused on July 20, 2002. We are in discussions with other lenders to replace this credit facility.

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

     At June 29, 2002, we had the following cash commitments:

		Payments Due by Period
Contractual
Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital Lease Obligations	$410,000	$340,000	$70,000	—	—
Operating Leases	10,678,000	1,375,000	2,096,000	$2,305,000	$4,902,000
Minimum License Commitment	662,000	100,000	200,000	200,000	162,000
Fixed asset purchase commitments	2,464,000	2,464,000	—	—	—

Total Contractual Cash Obligations	$14,214,000	$4,279,000	$2,366,000	$2,505,000	$5,064,000

     We implemented a cost reduction program early in the third quarter in response to slower-than-expected growth in our commercial product sales. We reduced the size of our workforce by approximately 11%, implemented a 10% salary reduction for senior management and eliminated bonuses for senior management. We also adjusted our facility expansion plans from an original goal of 600 systems per quarter to approximately 300 systems per quarter. We plan invest an additional $3.5 to $4.0 million during the remainder of 2002 (including $2.5 million of existing cash commitments reflected above in the table) primarily to improve our manufacturing efficiency. We believe our manufacturing capacity is easily expandable to 600 systems per quarter with an additional investment of $2.0 to $2.5 million.

     We have continued to incur losses through June 2002 and expect to incur losses for the remainder of the year, although at a decreasing rate. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

     We expect our existing cash resources on hand at June 29, 2002 will be sufficient to fund our planned operations into 2003. Thereafter, we may be required to raise additional capital, which may not be available on acceptable terms, if at all. Any inability to obtain needed financing could have a material adverse effect on our business and operating results.

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and was recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds are allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the three and six months ended June 29, 2002 sales proceeds of $657,000 and $1,025,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $246,000 and $387,000, respectively, were recorded as commercial product revenues During the three and six months ended June 30, 2001 sales proceeds of $592,000 and $1,389,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $228,000 and $534,000, respectively, were recorded as commercial product revenues.

     In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three and six months ended June 29, 2002, $568,000 and $913,000, respectively, of this reserve was amortized against the cost of product delivered under this purchase order. During the three and six months ended June 30, 2001, $557,000 and $1,307,000, respectively of this reserve was amortized against the cost of product delivered under this purchase order.

     As of June 29, 2002 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004. In each period in which these remaining warrants are earned, a non-cash charge will be recorded for the fair market value of the warrants shares earned or vested in the period.

     The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the periods indicated:

Dollars in thousands	Three Months Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2001	2002	2001	2002

Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds subsequent to September 14, 2000	$592	$657	$1,389	$1,024

Contract loss accrual at beginning of period	$3,491	$1,652	$4,241	$1,998
Amortization of non-cash loss against cost of commercial product revenues delivered to U.S Cellular	(557)	(568)	(1,307)	(913)

Non-cash loss remaining to be amortized against cost of commercial product revenues based on future products deliverable to U.S Cellular	$2,934	$1,084	$2,934	$1,085

Net Operating Loss Carryforward

     At December 31, 2001, we had a federal net operating loss carryforward of approximately $84.6 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We recently completed an analysis of our equity transactions and determined that we had a change in ownership in 1999. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $32.6 million will be subject in future periods to an annual limitation of $2.3 million. Net operating losses incurred subsequent to the change totaled $52.0 million and are not subject to this limitation. However, they may be subject to limitation should a subsequent change in ownership occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at June 29, 2002 as compared with our market risk exposure on December 31, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2001 Annual Report on Form 10K.

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

     On October 3, 2001, we amended our response to add allegations that ISCO failed to disclose relevant prior art to the U.S. Patent Office during the patent application process. At the same time, we also sued ISCO for threatening some of our customers. Our standard terms and conditions of sale include an indemnity against any patent infringement claims, and we have informed our customers that we will defend them against any action brought by ISCO for any alleged infringement related to our products. We are seeking both compensatory and punitive damages from ISCO, as well as attorneys’ fees, arising from their threats against our customers. On March 26, 2002, ISCO added a new claim to their lawsuit alleging that our new IMT-2000 SuperFilter Tower Top System for use with third generation, or 3G, technology in international markets infringes two other ISCO patents—U.S. Patent No.’s 6,104,934 and 6,205,340. On April 17, 2002 the court ruled that these two claims are untimely and relegated ISCO to filing a separate lawsuit if it wants to pursue these claims. To date, ISCO has not pursued these claims.

     The trial is scheduled to start January 13, 2003. The parties completed the discovery process by June 28, 2002, and the judge scheduled a “Markman hearing” for September 10, 2002. At the Markman hearing, the judge will receive evidence and then decide the scope and meaning of the patent claims asserted by ISCO.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to the shareholders at the Company’s Annual Meeting of Shareholders held May 16, 2002:

     (1)  All of the following nominated Class 1 Directors were elected to serve for a three year period and until their successors are duly elected and qualified.

		% OF	NUMBER OF	% OF
	NUMBER OF	SHARES	SHARES	SHARES
	SHARES FOR	VOTING	WITHHELD	VOTING

M. Peter Thomas	16,867,312	98.8%	209,987	1.2%
Robert P. Caren, PhD	17,005,233	99.5%	81,066	.5%
E. Ray Cotten	16,884,425	98.8%	201,874	1.2%

     (2)  The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified for the year ending December 31, 2002.

Votes For:	17,032,434
Votes Against:	35,597
Votes Abstaining:	18,268
Broker Non-Votes:	0

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)
3.3	Bylaws of the Registrant (3)
3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (2)
3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (2)
4.1	Form of Common Stock Certificate (4)
4.2	Third Amended and Restated Stockholders Rights Agreement (3)
4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)
4.4	Registration Rights Agreement to United States Cellular Corporation (5)
4.5	Form of Warrant to United States Cellular Corporation (5)
4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)
4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)
4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)
4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC (Exhibits and Schedules Omitted) (7)
4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC (7)
4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC (7)
4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC (7)
4.13	Registration Rights Agreement, dated March 6, 2002 (8)
4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)
4.15	Form of Series E Preferred Stock Certificate (8)
99	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 4, 2000.

(8)	Incorporate by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Filed herewith.

     (b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended June 29, 2002:

     (1)  Current Report on Form 8-K filed on April 8, 2002 regarding lawsuit filed against us by ISCO.

     (2)  Current Report on Form 8-K filed on April 8, 2002 regarding the completion of a private equity offering.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC

Dated: August 12, 2002	/s/ Martin S. McDermut
Martin S. McDermut Senior Vice President, Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

/s/ M. Peter Thomas
M. Peter Thomas President and Chief Executive Officer (Duly Authorized Officer)