Form 10-Q
period 2002-09-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2002-11-12
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 28, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-21074

SUPERCONDUCTOR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0158076 (IRS Employer Identification No.)

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

Yes   [X]          No   [   ]

     As of November 1, 2002 there were 25,198,270 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Nine Months Ended September 28, 2002

PAGE TO BE UPDATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29,	September 28,	September 29,	September 28,
	2001	2002	2001	2002

Net revenues:
Net commercial product revenues — Note 5	$1,179,000	$4,310,000	$5,795,000	$13,292,000
Government contract revenues	955,000	429,000	3,361,000	2,123,000
Sub license royalties	—	—	10,000	10,000

Total net revenues	2,134,000	4,739,000	9,166,000	15,425,000
Costs and expenses:
Cost of commercial product revenues — Note 5	2,215,000	4,715,000	7,728,000	15,089,000
Contract research and development	658,000	316,000	2,396,000	1,515,000
Other research and development	987,000	1,230,000	3,575,000	3,951,000
Selling, general and administrative	3,239,000	3,336,000	8,487,000	11,592,000

Total costs and expenses	7,099,000	9,597,000	22,186,000	32,147,000

Loss from operations	(4,965,000)	(4,858,000)	(13,020,000)	(16,722,000)
Interest income	205,000	51,000	944,000	198,000
Interest expense	(35,000)	(20,000)	(113,000)	(64,000)

Net loss	(4,795,000)	(4,827,000)	(12,189,000)	(16,588,000)
Less:
Deemed distribution attributable to the preferred stock beneficial conversion feature	(655,000)	(570,000)	(1,965,000)	(1,756,000)

Net loss available to common stockholders	$(5,450,000)	$(5,397,000)	$(14,154,000)	$(18,344,000)

Basic and diluted loss per common share	$(0.30)	$(0.23)	$(0.79)	$(0.85)

Weighted average number of common shares outstanding	17,902,160	23,043,009	17,894,809	21,644,235

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES, INC.
BALANCE SHEET

	December 31,	September 28,
	2001	2002

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,205,000	$8,084,000
Accounts receivable, net	1,448,000	1,978,000
Inventory	5,734,000	6,225,000
Prepaid expenses and other current assets	595,000	689,000

Total Current Assets	22,982,000	16,976,000
Property and equipment, net of accumulated depreciation of $11,027,000 and $12,177,000 respectively	5,215,000	8,909,000
Patents and licenses, net of accumulated amortization of $2,075,000 and $2,274,000 respectively	1,681,000	1,908,000
Other assets	283,000	702,000

Total Assets	$30,161,000	$28,495,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,695,000	$4,710,000
Accrued expenses	1,254,000	1,826,000
Current portion of capitalized lease obligations	280,000	335,000

Total Current Liabilities	4,229,000	6,871,000
Capitalized lease obligations and other	271,000	212,000
Accrual for loss on contract — Note 4	1,998,000	688,000

Total Liabilities	6,498,000	7,771,000
Commitments and contingencies — Note 5
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, Series E convertible preferred stock, 37,500 shares authorized, 34,500 and 32,500 issued and outstanding, respectively; liquidation preference of $37,044,000	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 18,579,160 and 23,043,009 shares issued and outstanding, respectively	19,000	23,000
Capital in excess of par value	110,871,000	123,032,000
Deferred warrant charges	(2,280,000)	(796,000)
Accumulated deficit	(84,947,000)	(101,535,000)

Total Stockholders’ Equity	23,663,000	20,724,000

Total Liabilities and Stockholders’ Equity	$30,161,000	$28,495,000

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 29,	September 28,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,189,000)	$(16,588,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,400,000	1,426,000
Warrant charges	1,938,000	1,484,000
Amortization of accrued loss on sales contract	(1,823,000)	(1,310,000)
Changes in assets and liabilities:
Accounts receivable	2,452,000	(530,000)
Inventory	(3,037,000)	(490,000)
Prepaid expenses and other current assets	(142,000)	46,000
Patents and licenses	(302,000)	(427,000)
Other assets	(180,000)	(153,000)
Accounts payable and accrued expenses	1,042,000	2,671,000

Net cash used in operating activities	(10,841,000)	(13,871,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,356,000)	(4,782,000)
Other	—	(414,000)

Net cash used for investing activities	(1,356,000)	(5,196,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(178,000)	(220,000)
Proceeds from sale of common stock and warrants and exercise of stock options	242,000	12,166,000

Net cash provided by financing activities	64,000	11,946,000

Net (decrease) in cash and cash equivalents	(12,133,000)	(7,121,000)
Cash and cash equivalents at beginning of period	31,824,000	15,205,000

Cash and cash equivalents at end of period	$19,691,000	$8,084,000

Supplemental schedule of non-cash financing activities:
Capital leases entered into	$—	$129,000

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 28, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

     The Company reports on a 13-week quarter period ending on the Saturday nearest the calendar quarter end. The Company’s fiscal year-end is December 31.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. Inventories

     Inventories are stated at the lower of cost (first-in, first out) or market and consist of the following:

	December 31, 2001	September 28, 2002

Raw Materials	$1,389,000	$1,722,000
Work-in-Progress	2,947,000	2,678,000
Finished Goods	1,398,000	1,825,000

Total Inventory	$5,734,000	$6,225,000

3. Short Term Borrowings

     The Company had a revolving line of credit that matured unused on July 20, 2002. The revolving line of credit was not to exceed the lesser of (i) $2.5 million or (ii) 80% of eligible accounts receivable. The revolving line of credit had an interest rate at the prime rate plus 1%. No amounts were outstanding under this line at December 31, 2001 and July 20, 2002. The Company was required to maintain certain minimum tangible net worth, debt, cash flow and other financial and business covenants. Borrowings under the revolving line of credit were collateralized by substantially all of the Company’s assets.

4. Stockholders’ Equity

     Convertible Preferred Stock

     On September 29, 2000, the Company issued in a private placement 37,500 shares of a newly created Series E Convertible Preferred Stock and warrants to purchase up to an additional 1,044,568 shares of common stock. Proceeds, net of issuance costs, totaled approximately $35,155,000.

     The preferred stock is non-voting, has a stated value and a liquidation preference of $1,000 per share, and is convertible into common stock at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to an implicit floor. The preferred stock automatically converts into common stock on the third anniversary of the closing and has no antidilution features. The optional and automatic conversions of preferred stock are limited to an aggregate maximum of 3,554,656 shares of common stock. Any preferred shares not converted through optional and the automatic conversions due to the limit on the number of shares that can be issued will be cancelled without any other obligation except to pay any accumulated conversion premium through the automatic conversion date. The preferred stock carries a 7% conversion premium, payable upon conversion in cash or common stock subject to certain limitations, at the Company’s option. The conversion premium is being included in the calculation of net loss available to common shareholders over the period it is earned by the preferred stockholder.

     At December 31, 2001, 34,500 Series E preferred shares were outstanding and were convertible into a maximum of 2,929,563 shares of common stock. During nine months ended September 28, 2002, 2,000 Series E preferred shares were converted into 645,474 shares of common stock and 77,616 shares of common stock were issued in connection with the conversion premium. At September 28, 2002, 32,500 Series E preferred shares were outstanding. Subsequent to the end of the quarter, these shares were converted into 2,155,261 common shares on September 30, 2002. The associated conversion premium was paid with $3 million in cash and an eighteen-month $1.7 million subordinated note. The subordinated note carries eight percent interest with interest only payable for the first six months and monthly amortization of principal and interest for the remaining twelve months.

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

     During the nine months ended September 28, 2002, the Company (i) issued options to purchase 831,175 shares of common stock under the Company’s stock option plans and (ii) cancelled options in connection with employment terminations to purchase 162,679 shares of common stock. Options for 26,473 shares of common stock were exercised for $83,000 during the period. At September 28, 2002, options to purchase 3,192,511 shares of common stock were issued and outstanding under the Company’s stock option plans. The outstanding options expire by the end of September 2012. The exercise prices for these options range from $1.60 to $49.38 per share, for an aggregate exercise price of approximately $30.1 million. At September 28, 2002, there were 450,894 shares of common stock available for granting future options.

     The following is a summary of outstanding warrants at September 28, 2002:

	Number of Common Shares
			Price per
	Total	Currently Exercisable	Share	Expiration Date

Warrants related to issuance of Series E Preferred	1,093,269	1,093,269	$20.58	September 29, 2005
Warrants related to issuance of common stock	770,714	770,714	$5.50	March 10, 2007
Warrants related to bank borrowings	62,500	62,500	$3.00	June 18, 2004
	33,333	33,333	$3.00	December 1, 2004
	27,692	27,692	$3.25	January 12, 2005
Warrants related to sales agreements	1,000,000	414,440	$4.00	August 27, 2004

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and was recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds are allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the three and nine months ended September 28, 2002 sales proceeds of $460,000 and $1,484,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $170,000 and $557,000, respectively, were recorded as commercial product revenues. During the three and nine months ended September 29, 2001 sales proceeds of $549,000 and $1,938,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $210,000 and $744,000, respectively, were recorded as commercial product revenues.

     In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three and nine months ended September 28, 2002, $397,000 and $1,310,000, respectively, of this reserve was amortized against the cost of product delivered under this purchase order. During the three and nine months ended September 29, 2001, $516,000 and $1,823,000, respectively of this reserve was amortized against the cost of product delivered under this purchase order.

     As of September 28, 2002 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004. In each period in which these remaining warrants are earned, a non-cash charge will be recorded for the fair market value of the warrants shares earned or vested in the period.

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

     The parties completed the discovery process by June 28, 2002. The judge held a “Markman hearing” on October 15, 2002 to receive evidence concerning the scope and meaning of the patent claims asserted by ISCO. On October 30, 2002 the judge issued his ruling regarding the hearing. The parties expect to complete expert discovery by December 23, 2002 and the trial is scheduled to start March 17, 2003.

     Litigation expenses on the ISCO matter totaled $674,000 and $2.5 million for the three and nine months ended September 28, 2002, respectively and $506,000 in the three and nine month periods ended September 29, 2001.

7. Earnings Per Share

     The computation of per share amounts for the three and nine months ended September 28, 2002 and September 29, 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 6,180,019 and 4,494,753 shares of common stock during the three and nine months ended September 28, 2002 and September 29, 2001, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,155,261 and 3,554,656 common shares, respectively, was also not considered in the computation of diluted earnings per share for the three and nine months ended September 28, 2002 and September 29, 2001, because their inclusion would also be antidilutive.

8. Concentration of Customers and Suppliers

     Our two largest commercial customers accounted for 94% and 89% of our net commercial product revenues for the nine months ended September 28, 2002 and September 29, 2001, respectively, and 91% and 48% of accounts receivable as of September 28, 2002 and December 31, 2001, respectively.

     We currently purchase substrates for growth of high-temperature superconductor thin-films from one supplier because of the quality of its substrates.

9. Recent Accounting Pronouncements

     Adoption of Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets did not have an impact on the Company’s financial position, results of operations or cash flows for the period ended September 28, 2002.

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

10. Subsequent Event

     On October 10, 2002, the Company entered into a definitive agreement to merge with Conductus, Inc. Under the terms of the agreement, which is subject to customary regulatory approvals and stockholder approval from each company, Conductus shareholders will receive 0.6 shares of newly issued Superconductor common stock for each outstanding share of Conductus common stock. Upon completion the Company expects to issue 13.5 million shares of STI common stock for all the outstanding shares of Conductus and assume an additional 3.2 million outstanding stock options and warrants. This transaction, which is expected to be tax-free to shareholders of both companies for U.S. federal income tax purposes, will be accounted for as a purchase and is expected to close by December 31, 2002.

     In addition, the Company has secured firm commitments from existing shareholders and affiliated entities for a $20.0 million equity investment through a private placement in the combined company, which is expected to close concurrent with, and is contingent upon, the close of the merger. At the closing, we will issue 21,052,789 shares of common stock at $0.95 per share and 5-year warrants to purchase an additional 5,263,197 shares of the common stock at $1.19 per share. The financing is subject to shareholder approval under NASDAQ’s corporate governance rules.

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

•	SuperLink Rx Solutions. In order to receive uplink signals from wireless terminals, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer SuperLink Rx Solutions, which include our flagship product, the SuperFilter System. Deployed in base stations, these solutions combine specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx Solutions thereby offer significant advantages over conventional filter systems.

•	SuperLink Tx Solutions. Many wireless networks also suffer from insufficient transmit power on the downlink signal path. In this situation, operators benefit from our SuperLink Tx Solutions, a family of compact, robust, and technologically advanced high-power amplifiers.

•	SuperPlex Solutions. For superior antenna multiplexing functionality, we offer SuperPlex Solutions, a line of multiplexers that provide extremely low insertion loss and excellent cross-band isolation.

     From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped 438 units in 2001 and 706 units in the first nine months of 2002. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $101 million from inception to September 28, 2002.

Merger with Conductus and Financing Commitments

     On October 10, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Superconductor Technologies Inc., STI Acquisition Inc. (a wholly-owned subsidiary), and Conductus, Inc. If the merger is consummated, Conductus will be merged with STI Acquisition and become a wholly-owned subsidiary of Superconductor Technologies. Under the terms of the agreement, which is subject to customary regulatory approvals and stockholder approval from each company, Conductus shareholders will receive 0.6 shares of newly issued Superconductor common stock for each outstanding share of Conductus common stock. Upon completion we expect to issue 13.5 million shares of STI common stock for all the outstanding shares of Conductus and assume an additional 3.2 million outstanding stock options and warrants. This transaction, which is expected to be tax-free to shareholders of both companies for U.S. federal income tax purposes, will be accounted for as a purchase and is expected to close by December 31, 2002.

     In addition, we signed a Securities Purchase Agreement with certain existing shareholders and affiliated entities for a $20.0 million equity investment through a private placement in the combined company, which is expected to close concurrent with, and is contingent upon, the close of the merger. At the closing, we will issue 21,052,789 shares of common stock at $0.95 per share and 5-year warrants to purchase an additional 5,263,197 shares of the common stock at $1.19 per share. The financing is subject to shareholder approval under NASDAQ’s corporate governance rules.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, contingencies and our loss contract with U.S. Cellular. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     As described in Note 5 to the September 28, 2002 financial statements, in September 2000 the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular.

     After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000 and a loss reserve established. Through December 31, 2001 and September 28, 2002, $3,302,000 and $4,612,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order. The reserve is based on estimated future product and warranty costs and should these future cost differ from those estimated this reserve will be adjusted.

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

Backlog

     Our backlog consists of accepted commercial product purchase orders scheduled for delivery within 24 months and includes purchase orders denominated in either dollar amounts or a specified number of units. For purposes of calculating our backlog, we estimate a dollar amount for unit commitments based on past purchasing patterns and expected purchasing trends. We estimate our backlog at September 28, 2002 was approximately $6.7 million, as compared to $21.3 million at December 31, 2001. We expect that this backlog will be delivered by the end of the first quarter of 2003. Our backlog also includes $1.1 million remaining under a $7.8 million purchase order from U.S. Cellular that will be delivered by December 31, 2002. The subsection below entitled “Non-Cash Charges For Warrants Issued to U.S. Cellular” includes a discussion of the accounting for this purchase order.

Results of Operations

Quarter and Nine Months ended September 28, 2002 as Compared with Quarter and Nine Months ended September 29, 2001

     Total net revenue increased by $2.6 million, or more than 100%, from $2.1 million in third quarter of 2001 to $4.7 million in the third quarter of 2002. Total net revenues increased by $6.3 million, or more than 68%, from $9.2 million in the first nine months of 2001 to $15.4 million in the same period this year. The increase is primarily due to higher commercial product sales, partially offset by lower government revenues.

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

Dollars in thousands	Quarter Ended		Nine Months Ended

	Sept 29,	Sept 28,	Sept 29,	Sept 28,
	2001	2002	2001	2002

Gross commercial product sales proceeds	$1,743	$4,815	$7,790	$14,898
Less allocation of proceeds to warrants issued to U.S. Cellular	(549)	(460)	(1,938)	(1,484)
Less sales discounts	(15)	(45)	(57)	(122)

Net commercial product revenues	$1,179	$4,310	$5,795	$13,292

     Net commercial product revenues in the third quarter of 2002 increased to $4.3 million from $1.2 million in the same period last year, an increase of $3.1 million, or more than 100%. For the first nine months of 2002, net commercial product revenues increased to $13.3 million from $5.8 million in the same period of last year, an increase of $7.5 million, or more than 100%. This increase is the result of higher sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units and sales of our new duplexer product introduced in 2001, partially offset by lower average selling prices. Multiplexer sales in the third quarter and first nine months of 2002 totaled $277,000 and $1.8 million, respectively as compared to $123,000 and $604,000, respectively in the same periods in 2001. The increase in gross commercial product sales proceeds was partially offset by $549,000 and $460,000 in the third quarter of 2001 and in 2002, respectively, and by $1.9 million and $1.5 million in the first nine months of 2001 and 2002, respectively, to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 94% of our net commercial revenues in 2002 and 89% in 2001.

     Government contract revenues decreased by $526,000, or 55%, from $955,000 in the third quarter of 2001 to $429,000 in the same quarter of 2002. For the first nine months of 2002, government contract revenues decreased to $2.1 million from $3.4 million in the same period last year, a decrease of $1.3 million, or 37%. These decreases result primarily from a delay in the award of a government contract and to a lesser extent a lower negotiated cost reimbursement rate charged in 2002 as compared to 2001. This delayed contract was subsequently awarded to us in October 2002.

     Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $4.7 million and $15.1 million for the third quarter and first nine months of 2002, respectively, and was reduced by amortization credits of $397,000 and $1.3 million, respectively, relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. The cost of commercial product revenues totaled $2.2 million and $7.7 million for the third quarter and first nine months of 2001, respectively, and was reduced by amortization credits of $516,000 and $1.8 million, respectively, relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular.” Excluding these amortization credits relating to the supply agreement with U.S. Cellular, cost of commercial revenues increased to $5.1 million in third quarter of 2002, or 87%, from $2.7 million in same period in 2001. For the first nine months of 2002, excluding these amortization credits, the cost of commercial revenues totaled $16.4 million as compared to $9.6 million in the first nine months of 2001. These increases result from increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, partially offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     We generate negative gross margins on our commercial products at current sales levels primarily due to fixed manufacturing overhead costs. Based on current prices and forecasted product mix and costs, we expect to achieve positive commercial gross margins in the fourth quarter of 2002, or depending on revenue levels, in the first quarter of 2003.

     Contract research and development expenses totaled $316,000 and $658,000 in the third quarter of 2002 and 2001, respectively. In the first nine months of 2002 and 2001, these expenses totaled $1.5 million and $2.4 million, respectively. These decreases result from the delay in the award of a government contract.

     Other research and development expenses relate to development of our commercial products. These expenses increased to $1.2 million in the third quarter of 2002, as compared to $987,000 in the same period last year. In the first nine months of 2002, these expenses totaled $4.0 million, as compared to $3.6 million in the first nine months of 2001. These increases are due to a higher level of commercial development efforts.

     Selling, general and administrative expenses totaled $3.3 million in the third quarter of 2002, which is comparable to $3.2 million in the same period in the prior year. In the first nine months of 2002 these expenses totaled $11.6 million as compared to $8.5 million in the first nine months of 2001. This increase results primarily from increased domestic and international marketing and sales efforts and ISCO litigation expenses. ISCO litigation expenses totaled $674,000 and $2.5 million for the third quarter and first nine months of 2002 respectively, as compared to $506,000 in the same periods last year.

     Interest income decreased in the third quarter and first nine months of 2002 as compared to the same periods in the prior year due to decreased levels of cash available for investment and the decline in interest rates.

     Interest expense decreased in the third quarter and first nine months of 2002 as compared to the same periods in the prior year and resulted from decreased borrowings in the current year.

     We had a net loss of $4.8 for the current quarter ended September 28, 2002, which is comparable to the loss in the same period in the prior year. For the first nine months of 2002, the net loss totaled $16.6 million as compared to $12.2 million last year.

     The net loss available to common shareholders totaled $5.4 million in the current quarter, or $0.23 per common share, as compared to $5.5 million, or $0.30 per common share, in the same period last year. The amounts for the third quarter of 2002 and 2001 include a $570,000 and $655,000, respectively, non-cash deemed distribution on preferred stock. The net loss available to common shareholders totaled $18.3 million in the first nine months of 2002, or $0.85 per common share, as compared to $14.2 million, or $0.79 per common share, in the same period last year. The amounts for the first nine months of 2002 and 2001 include a $1.8 million and $2.0 million, respectively, non-cash deemed distribution on preferred stock.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $7.1 million from $15.2 million at December 31, 2001 to $8.1 million at September 28, 2002. Cash used in operations and investing activities during the first nine months of 2002 was partially offset by cash received from the sale of common stock and warrants in a private placement during the first quarter.

     Cash used in operations totaled $13.9 million in the first nine months of 2002. We used $15.0 million to fund the cash portion of our net losses. We also used cash to fund a $1.6 million increase in accounts receivable, inventory, patents and licenses and other assets. Cash generated from the increase in accounts payable and other accrued expenses totaled $2.7 million. Cash used in operations in the first nine months of 2001 totaled $10.8 million and was used primarily to fund operating losses of $10.7 million net of non-cash adjustments and $3.7 million for the increase in inventory, prepaid assets, patents and licenses and other assets. These increases were partially offset by the decrease in accounts receivable of $2.5 million.

     Net cash used in investing activities totaled $5.2 million in the first nine months of 2002 and $1.4 million the same period last year and primarily related to the purchase of manufacturing equipment.

     Net cash provided by financing activities totaled $12.0 million in the first nine months of 2002. Cash received from the sale of common stock and warrants and exercise of stock options totaled $12.2 million and was partially offset by the net reduction in borrowings of $220,000. In the same period of 2001, cash provided by financing operations totaled $64,000 and resulted from the exercise of stock options which totaled $242,000 and was partially offset by the net reduction in borrowings of $178,000.

     We had a revolving line of credit that matured unused on July 20, 2002. We are in discussions with other lenders to replace this credit facility.

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

     At September 28, 2002, we had the following cash commitments:

		Payments Due
		by Period
Contractual
Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital Lease Obligations	$455,000	$362,000	$93,000	—	—
Operating Leases	10,416,000	1,260,000	2,211,000	$2,277,000	$4,668,000
Minimum License Commitment	757,000	120,000	240,000	240,000	157,000
Fixed asset purchase commitments	849,000	849,000	—	—	—

Total Contractual Cash Obligations	$12,477,000	$2,591,000	$2,544,000	$2,517,000	$4,825,000

     We implemented a cost reduction program early in the third quarter in response to slower-than-expected growth in our commercial product sales. We reduced the size of our workforce by approximately 11%, implemented a 10% salary reduction for senior management and eliminated bonuses for senior management. We also adjusted our facility expansion plans from an original goal of 600 systems per quarter to approximately 300 systems per quarter. We plan invest an additional $1.5 to $2.0 million during the remainder of 2002 (including $849,000 million of existing cash commitments reflected above in the table) primarily to improve our manufacturing efficiency. We believe our manufacturing capacity is easily expandable to 600 systems per quarter with an additional investment of $2.0 to $2.5 million.

     We have continued to incur losses through September 2002 and expect to incur losses for the remainder of the year, although at a decreasing rate. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

     At September 28, 2002 we had cash resources on hand of $8.1 million.

     The Company’s future capital requirements depends generally on future levels of revenues and spending. On September 30, 2002 we converted the remainder of our Series E Convertible Preferred Stock into 2,155,261 common shares in accordance with the terms of the Series E Certificate of Designation. The associated conversion premium was paid with $3.0 million in cash and a $1.7 subordinated note. The subordinated note carries eight percent interest with interest only payable for the first six months and monthly amortization or principal and interest for the remaining twelve months.

We executed two significant agreements dated October 10, 2002 affecting our future liquidity. We signed a definitive agreement to merge with Conductus, Inc., and we signed a Securities Purchase Agreement with several investors for a $20 million private equity financing. Please see the discussion above on page 11 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Merger with Conductus and Financing Commitments.” With the completion of the merger with Conductus and the financing, we believe that the combined entity will have sufficient cash resources to fund the combined operations of the two companies well into 2004.

     We believe that the merger transaction contemplated between Superconductor and Conductus will close by the end of the December 2002. If the close of the merger is delayed beyond the end of December 2002, we believe that our cash balances should be sufficient to fund operations into the first half of 2003, however, there can be no assurance that changes in our plans or events will not result in the expenditure of its resources before then. If the merger transaction is delayed significantly or is not completed at all, we will be required to seek additional financing, however we cannot give assurance that additional financing will be available on acceptable terms or at all. Should the merger and financing not be completed it would have a material adverse effect on our business and operating results.

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and was recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds are allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the three and nine months ended September 28, 2002 sales proceeds of $460,000 and $1,484,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $170,000 and $557,000, respectively, were recorded as commercial product revenues During the three and nine months ended September 29, 2001 sales proceeds of $549,000 and $1,938,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $210,000 and $744,000, respectively, were recorded as commercial product revenues.

     In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three and nine months ended September 28, 2002, $397,000 and $1,310,000, respectively, of this reserve was amortized against the cost of product delivered under this purchase order. During the three and nine months ended September 29, 2001, $516,000 and $1,823,000, respectively of this reserve was amortized against the cost of product delivered under this purchase order.

     As of September 28, 2002 U.S. Cellular has 585,560 unvested warrants that can be earned from future product orders through August 27, 2004. In each period in which these remaining warrants are earned, a non-cash charge will be recorded for the fair market value of the warrants shares earned or vested in the period.

     The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the periods indicated:

Dollars in thousands	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 28,	Sept 29,	Sept 28,
	2001	2002	2001	2002

Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds subsequent to September 14, 2000	$549	$460	$1,938	$1,484

Contract loss accrual at beginning of period	$2,934	$1,085	$4,241	$1,998
Amortization of non-cash loss against cost of commercial product revenues delivered to U.S. Cellular	(516)	(397)	(1,823)	(1,310)

Non-cash loss remaining to be amortized against cost of commercial product revenues based on future products deliverable to U.S. Cellular	$2,418	$688	$2,418	$688

Net Operating Loss Carryforward

     At December 31, 2001, we had federal net operating loss carryforwards of approximately $85.6 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, if the percentage of stock (by value) of a “loss corporation” that is owned by one or more “5-percent shareholders” has increased by more than 50-percentage points over the lowest percentage of stock owned by the same shareholders during a three year testing period (an “ownership change”), the use of pre-ownership change net operating losses of the loss corporation following such ownership change will be limited based on the value of the loss corporation immediately before the ownership change (a “Section 382 Limitation”). Generally, the annual Section 382 Limitation that applies is determined by multiplying the value of the loss corporation’s stock by a rate published monthly by the Internal Revenue Service (the “applicable federal rate”). If a corporation cannot use its entire Section 382 Limitation in a given taxable year (e.g., because it has insufficient taxable income), the unused portion is carried forward and added to the Section 382 Limitation that applies for the following year.

     We had an ownership change for purposes of Section 382 in 1999. This event limits our ability to utilize our net operating loss carryforwards incurred through the date of the ownership change (totaling $32.6 million) to an annual Section 382 Limitation of $2.3 million. Net operating losses incurred subsequent to the ownership change totaled $53.0 million and are not presently subject to any limitation under Section 382. However, it is likely that the consummation of the merger and contemporaneous offering will cause Superconductor to have another ownership change for purposes of Section 382 that further restricts the future utilization of Superconductor’s net operating loss carryforwards incurred through the ownership change date. If such an ownership change occurs, the applicable Section 382 Limitation will be significantly lower than the $2.3 million limitation that resulted from the 1999 ownership change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at September 28, 2002 as compared with our market risk exposure on December 31, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2001 Annual Report on Form 10K.

Item 4. Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Please read Exhibit 99 to our 2001 Annual Report on Form 10-K for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

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

     The parties completed the discovery process by June 28, 2002. The judge held a “Markman hearing” on October 15, 2002 to receive evidence concerning the scope and meaning of the patent claims asserted by ISCO. The judge issued his rulings regarding the hearing on October 30, 2002. The parties expect to complete expert discovery, by December 25, 2002 and the trial is scheduled to start March 17, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number	Description of Document

2.1	Agreement and Plan of Merger dated October 10, 2002 by and between the Company STI Acquisition and Conductus Inc. (11)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)
3.3	Bylaws of the Registrant (3)
3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (2)
35	Certificate of Amendment of Bylaws dated August 8, 2001 (2)
4.1	Form of Common Stock Certificate (4)
4.2	Third Amended and Restated Stockholders Rights Agreement (3)
4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)
4.4	Registration Rights Agreement to United States Cellular Corporation (5)
4.5	Form of Warrant to United States Cellular Corporation (5)
4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)
4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)
4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)
4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC (Exhibits and Schedules Omitted) (7)
4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC (7)
4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC (7)
4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC (7)
4.13	Registration Rights Agreement, dated March 6, 2002 (8)
4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)
4.15	Form of Series E Preferred Stock Certificate (8)
9.1	Voting Agreement dated October 10, 2002 between Conductus, Inc. and certain stockholders affiliated with The Hillman Company (12)
10.1	Letter Agreement dated September 29, 2002 between the Company and RGC International Investors, LDC (10)
10.2	Subordinated Promissory Note dated September 30, 2002 issued to RGC International Investors, LDC (10)

Number	Description of Document

10.3	Agreement and Plan of Merger dated October 10, 2002 between the Company, STI Acquisition Inc. and Conductus, Inc. (11)
10.4	Securities Purchase Agreement dated October 10, 2002 between the Company and certain investors. (11)
10.5	Form of Warrant Agreement. (11)
10.6	Form of Registration Rights Agreement. (11)
99.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
99.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 4, 2000.

(8)	Incorporate by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Filed herewith.

(10)	Incorporate by reference from the Registrant’s Current Report on Form 8-K filed October 2, 2002.

(11)	Incorporate by reference from the Registrant’s Current Report on Form 8-K filed October 15, 2002.

(12)	Incorporate by reference from the Registrant’s Current Report on Form 8-K filed October 15, 2002. See Exhibit A of the Agreement and Plan of Merger dated October 10, 2002 filed therewith.

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended September 28, 2002. We filed the following reports on Form 8-K subsequent to the quarter ended September 28, 2002 and prior to the date hereof:

•	October 2, 2002 — Announcing the automatic conversion of our Series E Convertible Preferred Stock and payment of the conversion premium with cash and a subordinated note.

•	October 15, 2002 — Announcing that we signed definitive agreement to merger with Conductus Inc.

•	October 15, 2002 — Announcing our preliminary third quarter 2002 revenues.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC

Dated: November 8, 2002	/s/ Martin S. McDermut

Martin S. McDermut Senior Vice President, Chief Financial Officer and Secretary

/s/ M. Peter Thomas

M. Peter Thomas President and Chief Executive Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, M. Peter Thomas, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Superconductor Technologies Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ M. Peter Thomas

M. Peter Thomas President and Chief Executive Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Martin S. McDermut, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Superconductor Technologies Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Martin S. McDermut

Martin S. McDermut Senior Vice President, Chief Financial Officer and Secretary