Form 10-K
period 2002-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2003-03-31
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]                      No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]                      No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $40.5 million based on the closing price of $1.65 per share of common stock as reported on The NASDAQ Stock Market® on June 30, 2002. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of the close of business on March 15, 2003 was 59,823,553.

DOCUMENTS INCORPORATED BY REFERENCE

     Item 5 of Part II and Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 22, 2003.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT
Fiscal Year Ended December 31, 2002

PART I

ITEM 1.           BUSINESS

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

Overview

          We develop, manufacture and market high performance products to service providers, systems integrators and original equipment manufacturers in the commercial wireless telecommunications industry. Our products, known commercially as SuperLink™ Solutions, maximize the performance of wireless networks by improving the quality of “uplink” signals from subscriber terminals (wireless handsets or mobile wireless devices) to network base stations and of “downlink” signals from network base stations to subscriber terminals. These premium products are built around our flagship, SuperLink Rx, and work in concert to provide Total LinkSM Enhancement, combining the benefits of our complementary solutions to meet the growing demand of the wireless telecommunications industry for improved capacity, reduced interference, and greater coverage for their network base stations. Our products for the government provide enhanced performance in a variety of communications, surveillance and signal detection applications for military, intelligence and law enforcement agencies.

          SuperLink Solutions consist of three unique product families: SuperLink Rx, SuperLink Tx and SuperPlex™. Together, these solutions allow service providers to benefit from lower capital and operating costs compared to other options. They also increase minutes of use because subscribers experience better call quality and fewer dropped calls. They also increase the speed of data transmissions.

•	SuperLink Rx. In order to receive uplink signals from wireless terminals, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer SuperLink Rx. Deployed in base stations, these products combine specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a cryogenically cooled low-noise amplifier. The result is the ultimate uplink, a highly compact and reliable cryogenic receiver front-end (CRFE) that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx products thereby offer significant advantages over conventional filter systems.

•	SuperLink Tx . Wireless networks also suffer from insufficient transmit power on the downlink signal path. Especially after the uplink has been improved by using SuperLink Rx. In this situation, operators can achieve superior downlink performance from SuperLink Tx, a family of compact, robust, and technologically advanced multi-carrier high-power amplifiers.

•	SuperPlex. For antenna sharing without compromise, we offer SuperPlex, a line of multiplexers that provide extremely low insertion loss and excellent cross-band isolation.

          We have undergone three unique phases of development since our incorporation in 1987. From 1987 to 1996, we focused primarily on the research and development of HTS technologies. From 1997 to 2001, our second phase, we made the transition from a research and development firm to a commercial operating company. During this time we launched our first commercial HTS product, the SuperFilter System, and concentrated on commercializing HTS technology for the U.S. wireless market. We are now in our third phase of development. Our Company has evolved from one oriented solely around HTS technology to one that is committed to providing best-in-class link enhancement solutions to the global wireless infrastructure market. Following our strategy of Total Link Enhancement, (simultaneously optimizing the performance of the uplink, the downlink and the antenna), we now offer innovative technologies across multiple product lines and in multiple geographic markets.

          Our expanded product line of SuperLink Solutions combined with our increased sales and marketing activities, has resulted in multiple product orders over the last year. In September 2002, we introduced SuperLink Rx 850, the industry’s most compact and lowest-power CRFE, and in January 2003 we reached another major milestone, shipping our 2,000th system of the SuperLink Rx family, only 14 months after hitting the 1,000-unit mark. At the close of 2002, approximately 2,000 SuperLink Rx products were deployed in networks worldwide, with approximately 23 million cumulative hours of operation.

          Over the last year, we have expanded our Santa Barbara manufacturing facilities to satisfy the increasing demand for SuperLink Rx units. In early 2002 we increased our available manufacturing space and added to our state-of-the-art equipment to improve capacity. These activities allowed us to increase our production capacity from 200 systems per quarter at the end of 2001 to approximately 600 units per quarter capacity at the end of 2002.

          On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. (“Conductus”), a competing supplier of HTS technology for wireless networks as well as a manufacturer of high-performance HTS products for government customers. Conductus developed, manufactured, and marketed electronic components and systems based on superconductors for application in telecommunications markets and in defense, intelligence and law enforcement markets. Conductus’ government products utilize many of the same advanced technologies as found in our SuperLink Rx Solutions products for commercial wireless networks. Government products are tailored to the specialized needs of individual government customers yet a significant percentage of these products are based on common platforms to allow for improved economies of scale.

Industry Background

The Wireless Communications Market

          Despite the slowdown in the telecommunications infrastructure sector, we expect the underlying strengths of the wireless communications market will allow it to “weather the storm” and to gradually benefit from increased but more efficient capital spending. Some of these strengths include: continued worldwide growth in subscribers, particularly in the developing world; rising minutes of use; and wider availability of advanced air interfaces that permit faster data throughput.

          New subscribers. According to the Yankee Group, at the end of 2002 there were approximately 961 million cellular and PCS wireless subscribers in North America, Latin America, Europe and Asia Pacific. The Yankee Group expects this number to increase to more than 1.3 billion subscribers by the close of 2006, representing a compound annual growth rate of 9%. The developing world, led by the Peoples Republic of China, is expected to continue to experience the fastest subscriber growth rates.

          Increased usage (minutes of use). Cut-rate prices for wireless calls have lead to significant increases in minutes of use for the average subscriber. According to the Cellular Telecommunications & Internet Association (CTIA), total billable minutes of use are up 48 percent year over year since 1993. We expect that minutes of use will continue to increase as new data and Internet services such as e-mail and instant messaging gain in popularity, and will also rise as consumers gradually shift toward using mobile devices instead of fixed telephones as their primary telecommunications device.

          New air interfaces. Advanced wireless transmission technologies, or “air interfaces,” are finally becoming available to consumers in the United States and other nations. With their faster data speeds and increased bandwidth, these new air interfaces are expected to usher in a broad range of wireless services, from music downloads to image and video file sharing. One such new wireless transmission technology is CDMA IXRTT, which represents an upgrade to the current technology known as Code Division Multiple Access (commonly referred to as CDMA). Verizon Wireless and Sprint, two of the largest wireless carriers in the U.S., have already deployed CDMA 1XRTT technology in many of their networks across the country. We expect the onset of the “data era” in mobile communications will help operators to reverse declining annual revenues per user and move closer to long-term financial health.

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

          Service providers are also expected to face network capacity constraints. For example, wireless carriers in some urban areas are reaching their spectrum capacity and therefore must acquire more spectrum or do more with the available infrastructure. In particular, CDMA operators, whose networks employ the same wide communications channels for both data and voice transmission, are learning that as higher-speed data transmissions proliferate their networks will have less capacity available for voice users.

          In order to reduce the strain on their wireless networks, providers must find a way to “do more with less,” to cost-effectively reduce interference and increase capacity, expand coverage, and improve the quality of their systems. Today’s restricted corporate budgets and tougher zoning laws make operators far less likely to have the option of simply deploying new base stations to achieve these performance goals.

Our Solution

          Our empirical data show that our premium SuperLink Solutions provide dramatic and cost-effective improvements to RF signal quality and network capacity utilization. In February 2002, an all-day session on superconductor technology was held at the International Engineering Consortium’s fifth annual National Wireless Engineering Conference. At this session, a “top-five” U.S. cellular operator presented data illustrating the benefits of deploying SuperLink Rx in an urban environment. Over four weeks in November 2001, this CDMA operator monitored data from a cluster of ten urban cell sites, each outfitted with SuperLink Rx units. The operator stated that on average, STI’s solutions provided the following quality-of-service improvements across the cluster:

•	6 dB reduction in base station noise figure— effectively doubling base station sensitivity and therefore uplink capacity and coverage;

•	14 dB reduction in handset transmit power— prolonging handset battery life and available talk time;

•	46% reduction of dropped calls (with one site registering a 62% reduction) and 28.5% reduction of access failures— both helping to reduce subscriber churn;

•	Elimination of inference from Specialized Mobile Radio handsets and base stations; and

•	Increased in-building penetration

          We expect that our more recently introduced product lines, SuperLink Tx and SuperPlex, will also provide substantial advantages for wireless networks.

          Products in our SuperLink Tx line of premium multi-carrier power amplifiers employ advanced linearization technology and are optimized for CDMA base stations. Relative to competing technologies, we believe that these products offer:

•	Superior reliability;

•	Improved peak power handling; and

•	Lowest cost of ownership

          Products in our SuperPlex line of high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. These products provide very low transmit and receive insertion loss and excellent cross-band isolation. Relative to competing technologies, we believe that these products offer:

•	Increased transmit power delivered to base station antennas;

•	Higher sensitivity to customers’ handset signals; and

•	Fast and cost-effective network overlays (such as PCS network infrastructure on top of cellular network infrastucture)

Both SuperLink Tx and SuperPlex product families offer network performance benefits synergistic with SuperLink Rx, and in many cases the optimal solution is to combine multiple products from the different families.

Our Strategy

          We have mastered the use of high-temperature superconducting (HTS) technology to improve the quality of wireless networks. Our strategy is to provide Total Link Enhancement by teaming our field-proven HTS solutions with high-performance multiplexers and multi-carrier power amplifiers. Our SuperLink Solutions provide the ultimate package of RF link performance enhancement solutions.

          The primary elements of our strategy include:

          Enhance and Extend Current Product Offerings. There is a constant demand for more compact, more efficient, and more sophisticated wireless communication technology. In response, we expect to use our technical expertise to expand our primary product lines, as represented by SuperLink Rx (uplink enhancement), SuperLink Tx (downlink enhancement), and SuperPlex (antenna sharing).

          Expand Domestic and International Sales Channels. We intend to continue to expand our sales efforts to domestic wireless communication providers, system integrators and OEMs. We also expect to expand our international distribution channels, particularly in Asia and Latin America.

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

          Continue our emphasis on government products and R&D. Recent world events have elevated the government’s interest in advanced technologies, particularly those of value in communications and surveillance systems. We plan to continue our focus on government-oriented HTS products and HTS research and development in accordance with this higher demand. With the merger with Conductus in late 2002, we expect that our product sales to and contracts with the government will greatly increase our presence in the government marketplace, as well as positively impact our ability to produce ever-greater product volumes and expand commercial sales.

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

          Pursue Strategic Partnerships, Alliances and Acquisitions. In addition to our internal development efforts, we may acquire new products and technologies that address the complementary issues of uplink enhancement, downlink enhancement, and antenna optimization. In November 2002, STI formed a strategic alliance with Heinz Corporation, a leading provider of services to the wireless industry. As part of this new alliance, the two companies will jointly provide, design and install solutions to improve the quality of wireless networks, especially in high-volume urban areas. Initial efforts have focused on collecting and analyzing RF data for use in designing solutions that reduce or eliminate the adverse effects of RF interference on network performance. In December 2002, we completed a merger with Conductus, Inc. The combined entity is expected to benefit from Conductus’ strengths in high-performance HTS products for government applications and STI’s dominance of commercial HTS applications for wireless infrastructure.

Merger with Conductus, Inc.

          On December 18, 2002, STI completed a merger with Conductus, Inc. of Sunnyvale, California and concurrently closed a related $20-million equity private placement that was contingent upon the merger. The acquisition of Conductus is expected to have a long-term, positive impact on STI, allowing the company to become a considerably stronger force within the telecommunications equipment sector. Conductus’ facility is now known as Superconductor Technologies’ Sunnyvale Government Business and Engineering Center. This facility is dedicated to the development and manufacture of products for government customers as well as to advanced technology development in material filter design and other areas of interest to the Company.

          The merger between STI and Conductus was effected in order to exploit synergies that exist between the two organizations. The combination of these two companies represents 30 years of collective experience in the development of HTS technology. Even though Conductus and STI had focused on many of the same applications and markets, particularly over the past five years, the strengths of the two organizations were actually quite different. As a result, we believe that the capabilities of the combined company far exceed those of the parent organizations and these enhanced capabilities will provide improvements, solve problems, streamline processes, reduce costs and accelerate our overall progress.

          Whereas STI is the global leader in the development, manufacture, and marketing of commercial HTS products for wireless infrastructure, Conductus has excelled in the development, manufacture, and marketing of HTS products for government applications, specifically for military, intelligence, and law-enforcement customers. One particular area of technological excellence for Conductus has been the development of superconducting, tunable filters that can be adjusted to operate over a variety of frequency ranges. Technology developed by Conductus for government applications is in many cases synergistic with the needs of commercial product applications and will therefore complement and enhance STI’s commercial HTS solutions.

          Conductus owns 24 patents alone or with others, and has 19 pending applications in the United States. Conductus has international patents and a number of international applications pending under the Patent Cooperation treaty or in various countries worldwide. Several of Conductus’ patents and patent applications relate to various aspects of its communications products, including thin-film processing, filer design and tuning, and other aspects of interference devices or digital electronics and some of which are licensed to one or more entities.

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

          Our SuperLink Solutions are comprised of three unique product families: SuperLink Rx, SuperLink Tx, and SuperPlex.

•	SuperLink Rx products are uplink solutions that combine specialized filters using HTS technology with a proprietary cryogenic cooler and a low-noise amplifier. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity and high sensitivity. This product family includes systems for 850 MHz and 1900 MHz in addition to systems designed to assist in overlays of different technology at the same frequency.

•	The small size and low power consumption of our SuperLink Rx product is largely the result of our choice of cooling technology. In order to incorporate a compact, efficient, and reliable cooling system, we developed a proprietary Stirling cryogenic cooler. Approximately the size of a wine bottle, the cooler utilizes helium gas as both the lubricant and coolant. This eliminates the use of oils and grease as well as the need for scheduled maintenance. Our cooler requires approximately 100 watts of power— far less than other cryogenic systems.

•	SuperLink Tx is our line of premium multi-carrier power amplifiers. These solutions are geared toward downlink-limited environments and serve as a key element in our Total Link Enhancement strategy.

•	The SuperPlex family consists of antenna sharing solutions such as HTS-Ready™ Duplexers. These high-performance products are designed to eliminate the need for additional antennas and reduce costs. SuperPlex products have extremely low insertion loss and excellent cross-band isolation; making them highly effective HTS companion products. They are available for 850 MHz as well as 1900 MHz wireless networks and in regular and high power versions.

          In 2002, we introduced several new SuperLink Solutions products. In March 2002, we expanded our SuperPlex Solutions family with the introduction of the HTS-Ready™ Duplexer. This product delivers superior duplexing functionality in the 850 MHz cellular band and provides twice the amount of average (1200 watts versus 600 watts)

and four times as much peak power handling (40 kilowatts versus 10 kilowatts) as found in our standard HTS-Ready Duplexer 850 Series. In September 2002, STI launched the SuperLink Rx 850, the most compact and lowest power cryogenic receiver front end in the industry. SuperLink Rx 850 is half the size, uses one-third less power and delivers an even lower noise figure than its predecessor, SuperFilter II. SuperLink Rx 850 represents a significant step forward in the evolution of commercial HTS. Early HTS products, which came to market in the late 1990s, were expensive, power-hungry and unproven in the field. In addition, some of these early CRFEs were nearly the size of a refrigerator and required ten times the power. SuperLink Rx 850 is approximately the size of a breadbox and uses less power than a light bulb.

          Government customers utilize our HTS products and technology development services to enhance the performance of various types of specialized communications and surveillance systems. For example, our superconducting technology offers the capability to simultaneously provide enhanced sensitivity and strong interference rejection that is particularly valuable in the complex radio frequency environment found aboard military aircraft. Many government applications require the ability to detect weak radio-frequency signals in the presence of strong signals at adjacent frequencies, and HTS technology is uniquely suited to this task. STI’s recent acquisition of Conductus, Inc. has strengthened our abilities to supply these types of products.

          During the years ended December 31, 2000 and 2001 our net commercial product revenues totaled $5.3 million and $7.6 million, respectively, and related primarily to the sales of our SuperFilter System. For the year ended December 31, 2002 our net commercial product revenues totaled $17.6 million and was comprised of $15.3 million from sales of our SuperFilter System, $2.3 millions from sales of our multiplexers, and $57,000 from sales of our multi-carrier power amplifiers.

Marketing and Sales

          We presently sell solutions to wireless communication service providers in the Americas and have plans to expand worldwide. Our earliest experience was with small rural providers who had the most immediate need for the SuperFilter® for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001 and 927 systems in 2002. We continue to increase systems sales in spite of a shift in our sales focus to the large service providers where the sales cycle requires numerous trials and is very long. This shift in focus was undertaken to begin a move to the suburban and urban markets where the majority of base stations are located and where the need for interference rejection is greatest. In mid 1999, we signed a five-year supply agreement with U.S. Cellular Corporation, one of the five largest cellular providers in the country. In March 2000, we signed a supply agreement with ALLTEL, an even larger domestic wireless service provider, designating STI as their supplier of HTS base station receiver solutions. In December 2001, we signed a follow-on agreement with a major customer for 1,000 SuperFilter Systems, to be delivered over five quarters. U.S. Cellular and ALLTEL are our two largest customers and accounted for 92% of our net commercial revenues in 2002 as compared to 85% in 2001.

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

Backlog

          Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at December 31, 2002 to be $1.4 million, as compared to $21.3 million at December 31, 2001. The backlog at December 31, 2001 included two unusually large purchase orders, $3.1 million remaining from a $7.8 million purchase order from U.S. Cellular and $17.9 million remaining from a 1,000 unit SuperFilter order received in late 2001. Deliveries under these purchase orders were substantially complete by December 31, 2002.

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

     Cryogenic Cooling Technology

     The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Prior to the Company’s efforts no such cryogenic cooler has been commercially available. In response to this lack of availability, we developed a low-cost, highly reliable low-power cooler designed to cool to 77K (-196°C) with sufficient cooling capacity for our superconducting applications. Our cryogenic cooler, with over 23,000,000 hours of operation in wireless base stations worldwide, has demonstrated a mean time between failure of greater than 850,000 hours. Its development was based in part on patents licensed by us from Sunpower, Inc. We believe that our internally developed cooler that is uniquely both compact and reliable enough to meet the most demanding wireless industry standards provides us with a significant and unique competitive advantage.

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

How we use Government Contracts to fund technology development

          Our strategy is to pursue government research and development contract awards, which complement our commercial product and technology development. For example, we are currently working on a project to develop rapid tuning of superconducting filters funded by the Department of Defense Advanced Research Projects Agency (DARPA). This capability would greatly increase the effectiveness of our systems in blocking interference in government and potentially also commercial applications.

          Since our inception in 1987, a substantial part of our net revenues have been from research and development contracts, sales directly with the U.S. government or resellers to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We have marketed to various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from DARPA through the Office of Naval Research. In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, or SBIR, program. We have been awarded 32 Phase I SBIR contracts, each of which typically generates from $70,000 to $100,000 of revenues. We have been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us approximately $70 million of revenue, and remain a significant source of revenue today, supporting our research and development programs.

Our Manufacturing Capabilities

          We currently manufacture all of our SuperLink Rx systems and SuperPlex products at our facilities in Santa Barbara, California. In 1998, we opened a state-of-the-art manufacturing facility in Santa Barbara. As the demand for our products grew in 2002 and into 2003 we increased our internal manufacturing capacity by three fold, expanding manufacturing within the existing site. The expansion will include additional class “100” clean rooms, semi-automated assembly and test area, along with new customer service and quality assurance functions. We also have plans in place to expand our manufacturing capacity through subcontractors as volumes increase. We expect our manufacturing capacity to be approximately 2,500 units in 2003 and we plan on doubling again for a capacity of 5,000 units in 2004.

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

          As of December 31, 2002, we held 62 U.S. patents, including those acquired in the Conductus acquisition. Of these patents, 25 are for technologies directed toward producing thin-film materials, including our proprietary thin-film process for TBCCO production, expiring in 2008 to 2016. In addition, we currently hold 14 U.S. patents for circuit designs expiring in 2010 to 2019 and 16 U.S. patents covering cryogenics, packaging and systems expiring in 2012 to 2021. Another 7 U.S. patents are in other superconducting technologies expiring in 2010 to 2017. As of December 31, 2002, we had 40 U.S. patents pending.

          As of December 31, 2002, we held 40 foreign published or issued patents and 72 foreign patents pending. We also have license rights to 14 issued patents in the United States and to 57 patents issued or pending internationally.

          We have trade secrets and unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

          We own federally registered trademarks to the names Superconductor Technologies, Conductus and SuperFilter with several other registrations pending. We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions.

Competition

          The wireless communication market is intensely competitive. We face competition in various aspects of our technology and product development and in each of our targeted markets. Our current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture, or market conventional downlink enhancement products such as power amplifiers, as well as with companies that sell antenna-optimizing multiplexers. With respect to our HTS filter systems we compete primarily with ISCO International, Inc., formerly Illinois Superconductor Corporation. We also compete against companies that seek to enhance base station range and selectivity by means other than a superconducting filter. The primary competitors use tower mount and ground mount amplifiers, conventional filters, repeaters or “smart” antenna technologies. Tower mount and ground mount amplifiers pass an RF signal received by an antenna through a broad filter, followed by a low noise amplifier. These units are produced by a number of companies, which include most of the base station original equipment manufacturers (OEMs) such as Ericsson and Nokia. Filter manufacturers, including Allen Telecom, REMEC, Allgon and Radio Frequency Systems (formerly Celwave), also produce these units. “Smart antennas” allow base stations to focus energy more directly on individual wireless devices in order to improve capacity. Arraycom is among the leading independent companies that produce these systems. Base station manufactures, such as Ericsson, Nokia, Nortel and Lucent are also developing smart antennas for their base stations.

          In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than simply purchasing or licensing our technology. With respect to our HTS materials, we compete with DuPont among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman for government products. We expect increased competition both from existing competitors and a number of companies that may enter the wireless communications market.

Employees

          We employed a total of 240 persons as of December 31, 2002: 118 in manufacturing, 63 in research and development, 27 in sales and marketing and 32 in administration. Twenty-one of our employees have Ph.D.s, and thirty-six others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our employees are not represented by a labor union, and we believe that our employee relations are good.

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

ITEM 2.           PROPERTIES

          We lease all of our properties. Most of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 60,000 square feet under a lease that expires in 2011. Through the acquisition of Conductus, in December 2002, STI expanded its operations base to Sunnyvale, California. This operations center will serve primarily as a facility for the development, manufacture, and marketing of government-oriented products. It is currently comprised of two 20,000 square feet buildings under leases, which expire in 2006, with offices, labs and cleanrooms. One building will remain occupied and the other has been abandoned and is available for sublease. We believe that our facilities are adequate to meet current and reasonably anticipated needs for approximately the next year.

ITEM 3.           LEGAL PROCEEDINGS

          We are currently engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and Conductus, Inc., another company involved in the high-temperature superconducting industry. The ISCO complaint alleges that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. After conducting separate investigations into the allegations, we and Conductus both filed responses denying ISCO’s allegations and asking the court to declare the ISCO patent invalid and not infringed. We were cooperating with Conductus in the defense of this lawsuit, and we acquired Conductus on December 18, 2002.

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

          The parties completed the discovery process by June 28, 2002. The judge held a “Markman hearing” on October 15, 2002 to receive evidence concerning the scope and meaning of the patent claims asserted by ISCO. The judge issued his rulings from the Markman hearing on October 30, 2002. The trial began March 17, 2003 and is expected to last approximately two weeks. The litigation could have material adverse effect on our business. Please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the quarter ended December 31, 2002, we submitted the following to stockholders at a special meeting held on December 17, 2002, all of which were approved as follows:

     (1)  A proposal to approve the merger of Conductus, Inc. (Conductus), a Delaware corporation, with and into Superconductor. This was accomplished by merging STI Acquistion Inc., a Delaware corporation and a wholly owned subsidiary of Superconductor, with and into Conductus, under the terms of the Agreement and Plan of Merger. In the merger, stockholders of Conductus received 0.6 shares of newly issued common stock of Superconductor for each share of Conductus common stock owned.

Votes For:	14,211,085
Votes Against:	31,053
Votes Abstaining:	17,333
Broker Non-Votes:	9,346,037

     (2)  A proposal to approve the terms of Superconductor’s private financing transaction of $20 million which would result in the issuance of stock concurrently with the closing of the merger at a below market price. Stockholder approval was required under Nasdaq corporate governance rules because the shares were sold at a below market price and the total number of shares issued at closing would be in excess of 20% of Superconductor’s outstanding shares of common stock. The receipt of a minimum of $15 million of financing on these terms was a condition to the closing of the merger.

Votes For:	14,001,167
Votes Against:	241,855
Votes Abstaining:	16,449
Broker Non-Votes:	9,346,037

     (3)  A proposal to approve an amendment to Superconductor’s Amended and Restated Certificate of Incorporation (referred to as the Superconductor Certificate) that would enable Superconductor’s board of directors, at its descretion, to effect a reverse stock split of Superconductor common stock at an exchange ratio ranging from one newly issued share for each two outstanding shares to one newly issued share for each ten outstanding shares.

Votes For:	23,181,961
Votes Against:	400,314
Votes Abstaining:	23,233
Broker Non-Votes:	N/A

     (4)  A proposal to approve an amendment to Superconductor’s Restated Certificate of Incorporation, as amended, increasing the authorized common stock of Superconductor from 75,000,000 shares to 125,000,000 shares.

Votes For: Votes Against: Votes Abstaining: Broker Non-Votes:	14,005,963 233,387 20,121 9,346,037

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

          The Company’s common stock is listed on The NASDAQ Stock Market® under the symbol “SCON”. The following table sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported on The NASDAQ Stock Market®.

	High	Low

2001
Quarter ended March 31, 2001	$10.438	$3.00
Quarter ended June 30, 2001	$9.32	$3.50
Quarter ended September 29, 2001	$6.35	$2.70
Quarter ended December 31, 2001	$7.30	$2.885
2002
Quarter ended April 1, 2002	$6.79	$3.90
Quarter ended July 1, 2002	$5.09	$1.55
Quarter ended October 1, 2002	$1.93	$0.93
Quarter ended December 31, 2002	$1.60	$0.94
2003
Quarter ended March 29, 2003 (through March 21)	$1.16	$1.07

Holders of Record

          As of March 20, 2003, we had approximately 313 holders of record of our common stock. We estimate that there are more than 24,000 round lot beneficial owners of our common stock.

Dividends

          The Company intends to employ all available funds in the development of its business and does not expect to pay any cash dividends for the foreseeable future.

Sales of Unregistered Securities

          During the fourth quarter of 2002, in a private placement we issued equity securities that were not registered under the Securities Act of 1933. The placement was for a total of $20 million in proceeds and was in connection with the Conductus acquisition. The investors received 21,096,954 shares of the Company’s common stock and 5,274,240 warrants to purchase common stock at $1.19 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

         The securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in the caption, “Equity Compensation Plan Information” in the Company’s Proxy Statement for the annual meeting of stockholders to be filed with the commission within 120 days of the end of the Company’s year ended December 31, 2002.

ITEM 6.           SELECTED FINANCIAL DATA

          The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 15 of Part IV of this Report.

	Year Ended December 31,

	1998	1999	2000	2001	2002

		(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$1,954	$2,053	$5,303	$7,601	$17,601
Government contract revenues	6,029	5,059	4,643	4,782	4,785
Sub license royalties	—	10	10	10	10

Total net revenues	7,983	7,122	9,956	12,393	22,396
Costs and expenses:
Cost of commercial product revenues	5,873	6,848	15,710	10,626	19,286
Contract research and development	4,693	3,427	4,235	3,359	2,531
Other research and development	1,161	1,747	2,633	4,606	4,489
Selling, general and administrative	5,435	5,664	8,357	11,907	14,976
Write off of in-process research and development	—	—	—	—	700

Total costs and expenses	17,162	17,686	30,935	30,498	41,982

Loss from operations	(9,179)	(10,564)	(20,979)	(18,105)	(19,586)
Other income (expense), net	17	(311)	323	904	73

Net loss	(9,162)	(10,875)	(20,656)	(17,201)	(19,513)
Less deemed and cumulative preferred stock dividends	(271)	(1,364)	(2,203)	(2,603)	(1,756)

Net loss available to common stockholders before cumulative effect of accounting change	(9,433)	(12,239)	(22,859)	(19,804)	(21,269)
Cumulative effect of accounting change on preferred stock beneficial conversion feature	—	—	(10,612)	—	—

Net loss available to common stockholders	($9,433)	($12,239)	($33,471)	($19,804)	($21,269)

Basic and diluted net loss per share:
Net loss per common share before cumulative effect of accounting change	($1.22)	($1.58)	($1.42)	($1.10)	($0.89)
Cumulative effect of accounting change	—	—	(0.67)	—	—

Net loss per common share	($1.22)	($1.58)	($2.09)	($1.10)	($0.89)

Weighted average number of shares outstanding	7,725	7,744	16,050	17,956	24,020

	December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash and cash equivalents	$310	$66	$31,824	$15,205	$18,191
Working capital	1,349	(13)	36,186	18,753	16,503
Total assets	12,509	11,085	46,761	30,161	65,326
Long-term debt, including current portion	1,112	961	751	509	2,123
Redeemable preferred stock	8,982	17,125	—	—	—
Total stockholders’ equity (deficit)	(1,197)	(11,656)	38,409	23,663	49,524

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          We develop, manufacture and market high performance products to service providers, systems integrators and original equipment manufacturers in the commercial wireless telecommunications industry. Our products, known commercially as SuperLink Solutions, maximize the performance of wireless networks by improving the quality of “uplink” signals from subscriber terminals (wireless handsets or mobile wireless devices) to network base stations and of “downlink” signals from network base stations to subscriber terminals. These premium products are built around our flagship product, SuperLink Rx, and work in concert to provide Total Link Enhancement, combining the benefits of our complementary solutions to meet the growing demand of the wireless telecommunications industry for improved capacity, reduced interference, and greater coverage for their network base stations.

          SuperLink Solutions consist of three unique product families: SuperLink Rx Solutions, SuperLink Tx Solutions and SuperPlex Solutions. Together, these solutions allow service providers to benefit from lower capital and operating costs. They also increase the minutes of use because subscribers experience better call quality, fewer dropped calls and higher speed data transmissions.

•	SuperLink Rx. In order to receive uplink signals from wireless terminals, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer SuperLink Rx. Deployed in base stations, these solutions combine specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier. The result is the ultimate uplink, a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx products thereby offer significant advantages over conventional filter systems.

•	SuperLink Tx. Wireless networks also suffer from insufficient transmit power on the downlink signal path. Especially after the uplink has been improved by using SuperLink Rx. In this situation, operators can achieve superior downlink performance from SuperLink Tx, a family of compact, robust, and technologically advanced multi-carrier high-power amplifiers.

•	SuperPlex. For antenna sharing without compromise, we offer SuperPlex, a line of multiplexers that provide extremely low insertion loss and excellent cross-band isolation.

          Conductus’ government products utilize many of the same advanced technologies as found in our SuperLink Rx Solutions products for commercial wireless networks. Government products are tailored to the specialized needs of individual government customers yet a significant percentage of these products are based on common platforms to allow for improved economies of scale.

     •     From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter in 1997 and shipped 438 units in 2001. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $104 million from inception to December 31, 2002.

          On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. The results of Conductus, Inc. are included in the consolidated financial statement for 13 days following its acquisition through December 31, 2002. As a result of the acquisition of Conductus, the Company is currently evaluating whether, commencing in 2003, it operates in a second business segment, U.S. government technology and product development services.

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

          In connection with the sales of its commercial products, the Company indemnifies, without limit or term, its customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

          As described in Note 9 to the December 31, 2002 financial statements, in September 2000 the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperFilter systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular.

          After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000 and a loss reserve established. Through December 31, 2000, 2001and 2002, $1,059,000, $2,243,000 and $1,998,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order.

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

          In connection with the acquisition of Conductus we recognized $20 million of goodwill. The first time the goodwill will be tested for impairment will be in the fourth quarter of 2003. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess.

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

          If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2000	2001	2002

Net Loss:
As reported	($20,656,000)	($17,201,000)	($19,513,000)
Pro forma	($23,440,000)	($21,171,000)	($23,569,000)
Loss per Share:
As reported	($2.09)	($1.10)	($0.89)
Pro forma	($2.26)	($1.32)	($1.06)

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

Backlog

          Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at December 31, 2002 to be $1.4 million, as compared to $21.3 million at December 31, 2001. The backlog at December 31, 2001 included two unusually large purchase orders, $3.1 million remaining from a $7.8 million purchase order from U.S. Cellular and $17.9 million remaining from a 1,000 unit SuperFilter order received in late 2001. Deliveries under these purchase orders were substantially complete by December 31, 2002.

Results of Operations

2002 Compared to 2001

          On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. The results of Conductus, Inc. are included in the consolidated financial statements for 13 days following its acquisition through December 31, 2002. Except for the write off of in-process research and development acquired in the acquisition, the consolidation of Conductus’ operations for the 13-day period ended December 31, 2002 did not have a significant impact on the results of operations for the year ended December 31, 2002.

          Total net revenues increased by $10.0 million, or more than 81%, from $12.4 million for 2001 to $22.4 million for 2002. The increase is primarily due to higher commercial product sales.

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

	Year Ended December 31

Dollars in thousands	2001	2002

Gross commercial product sales proceeds	$9,907	$20,040
Less allocation of proceeds to warrants issued to U.S. Cellular	(2,238)	(2,283)
Less sales discounts	(68)	(156)

Net commercial product revenues	$7,601	$17,601

          For 2002, net commercial product revenues increased to $17.6 million from $7.6 million in 2001, an increase of $10.0 million, or more than 100%. This increase is the result of higher sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units and sales of our new duplexer product introduced in 2001, partially offset by lower average selling prices. Multiplexer sales in 2002 totaled $2.3 million, as compared to $635,000 in 2001. The increase in gross commercial product sales proceeds was partially offset by $2.2 million and $2.3 million in 2001 and 2002, respectively, to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 92% of our net commercial revenues in 2002 and 85% in 2001.

          Government contract revenues totaled $4.8 million in 2002 and are comparable to the prior year.

          Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $19.3 million for 2002, and was reduced by amortization credits of $2.0 million relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular. For 2002, excluding these amortization credits, the cost of commercial revenues totaled $21.3 million as compared to $12.9 million in 2001. This increase resulted from increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, partially offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

          For the year ended December 31, 2002 we generated negative gross margins on our commercial products at current sales levels primarily due to fixed manufacturing overhead costs. However, in the fourth quarter of 2002 we generated positive gross margins of $112,000 from net commercial sales of $4.3 million. Based on current prices and forecasted product mix and costs, we expect to continue to achieve positive commercial gross margins in 2003.

           Contract research and development expenses totaled $2.5 million in 2002 as compared to $3.4 million in the prior year and included subcontract expenses of $93,000 and $1.4 million, respectively. Excluding subcontract expenses, contract research and development expenses decreased to $2.4 million in 2002, as compared to $2.0 million last year. This decrease results from the increased focus on commercial research efforts.

          Other research and development expenses relate to development of our commercial products. These expenses totaled $4.5 million in 2002 and are comparable to the prior year.

          Write-off of in-process research and development (IPR&D) totaled $700,000 and resulted from the acquisition of Conductus. The amount of the purchase price allocated to purchased IPR&D was expensed upon acquisition, because the technological feasibility of products under development has not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to make new high temperature superconducting materials technology and device design and cryopackaging and systems integration technology. At the time of the acquisition, the products under development were about 50% complete and it was expected that the remaining efforts would be completed by the end of 2004 at a cost of approximately $2.5 million. The remaining efforts include completion of development processes, manufacturing processes, final product integration and testing. All of the IPR&D projects are subject to the normal risks and uncertainties.

          Selling, general and administrative expenses totaled $15.0 million in 2002 as compared to $11.9 million in 2001. This increase results primarily from increased domestic and international marketing and sales efforts and ISCO litigation expenses. ISCO litigation expenses totaled $3.1 million for 2002 as compared to $976,000 in 2001.

          Interest income decreased in 2002 as compared to 2001 due to decreased levels of cash available for investment and the decline in interest rates.

          Interest expense in 2002 is comparable to the prior year.

          We had a net loss of $19.5 million in 2002 as compared to $17.2 million in 2001.

          The net loss available to common shareholders totaled $21.3 million in 2002, or $0.89 per common share, as compared to $19.8 million, or $1.10 per common share, in 2001. The amounts for 2002 and 2001 include a $1.8 million and $2.6 million, respectively, non-cash deemed distribution on preferred stock.

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

          Net commercial product revenues in 2001 increased to $7.6 million from $5.3 million in 2000, an increase of $2.3 million, or 43%. This increase is the result of higher sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units and sales of our new duplexer product introduced in 2001. Multiplexer sales in 2001 totaled $635,000. The increase in gross commercial product sales proceeds was partially offset by $2.3 million in 2000 and $2.2 million in 2001 to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 85% of our net commercial revenues in 2001 as compared to 49% in 2000.

          In 2001, government contract revenue totaled $4.8 million as compared to $4.6 million in 2000. These revenues included government subcontract revenue, which totaled $1.4 million in 2001 as compared to $689,000 in 2000. Excluding the impact of subcontract revenues, government contract revenues declined this last year as we focused more of our research and development resources on our commercial business.

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

          Contract research and development expenses totaled $3.4 million in 2001 as compared to $4.2 million in the prior year and included subcontract expenses of $1.4 million and $689,000, respectively. Excluding subcontract expenses, contract research and development expenses decreased to $2.0 million in 2001, as compared to $3.5 million in 2000. This decrease results from the increased focus on commercial research efforts.

          Other research and development expenses relate to development of our commercial products. These expenses totaled $4.6 million in 2001, as compared to $2.6 million in 2000. This increase is due to increased spending on product line expansion, further development of the SuperFilter product line, including product pilots, and product line cost reduction efforts.

          Selling, general and administrative expenses totaled $11.9 million in 2001 as compared to $8.4 million in 2000, an increase of $3.5 million, or 42%. This increase results primarily from increased corporate development, domestic and international marketing and sales efforts, management recruitment activities, insurance premiums and ISCO litigation expenses. ISCO litigation expenses totaled $976,000 for the last six months in 2001 and are expected to, increase throughout 2002 as we approach the trial, which is scheduled for January 2003.

     Interest income increased to $1.1 million in 2001 as compared to $806,000, in the prior year, due to higher levels of cash available for investment.

     Interest expense decreased by $337,000 to $146,000 in 2001 as compared to $483,000 in the prior year and resulted from decreased borrowings in the current year.

     We had a net loss of $17.2 million in 2001, as compared to $20.7 million in 2000.

     The net loss available to common shareholders totaled $19.8 million in 2001, or $1.10 per common share, as compared to $33.5 million, or $2.09 per common share, in 2000. The amounts for 2001 include a $2.6 million non-cash deemed distribution on preferred stock. The amounts for 2000 included $10.6 million for the non-cash cumulative effect of an accounting change and $2.2 million of non-cash deemed dividends on preferred stock.

Liquidity and Capital Resources

     We have financed our operations since 1998 through equity transactions. These transaction include:

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

     The preferred stock was non-voting, has a stated value and a liquidation preference of $1,000 per share, and is convertible into common stock at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to an implicit floor.

     During 2001, 3,000 Series E preferred shares were converted into 625,093 shares of common stock and 51,212 shares of common stock were issued in connection with the conversion premium. During 2002 the remaining 34,500 shares were converted into 2,878,351 shares of common stock. The associated conversion premium totaled $4,686,000 and was paid with $3.0 million in cash and an eighteen-month $1.7 million subordinated note. The subordinated note carries eight percent interest with interest only payable for the first six months and monthly amortization of principal and interest for the remaining twelve months.

     In connection with the sale of the Series E Preferred stock, the Company also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and the second warrant is for the purchase of up to 731,198 additional shares of common stock. Both warrants are currently exercisable and contain “weighted average” antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision. As a result of the issuance of common shares during 2002 the exercise price and the number of shares of these warrants was adjusted to $19.53 and 1,151,819, respectively.

     In March 2002 the Company raised net proceeds of $12,122,000 from the private sale of 3,714,286 shares of common stock at $3.50 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 557,143 shares of common stock exercisable at $5.50 per share. In conjunction with this equity issuance, the Company also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share.

     In connection with the acquisition of Conductus, Inc. in December 2002 the Company raised net proceeds of $19,704,000 from the private sale of 21,096,954 shares of common stock at $0.95 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 5,274,240 shares of common stock exercisable at $1.19 per share. The warrants become exercisable on June 17, 2003.

     Cash and cash equivalents increased by $3.0 million from $15.2 million at December 31, 2001 to $18.2 million at December 31, 2002. Cash used in operations and investing activities during 2002 was offset by cash received from the sale of common stock and warrants in a private placement during the first and fourth quarters.

     Net cash used in operations totaled $14.5 million, $14.7 million and $20.0 million in 2000, 2001 and 2002, respectively. The increase in cash used in operations in the comparison periods is primarily the result of the increased cash portion of our net loss during the comparison periods, and to a lesser extent, increases in accounts receivable and inventories resulting from the growth in our sales.

     Net cash used in investing activities totaled $2.2 million, $1.9 million and $5.5 million in 2000, 2001 and 2002 primarily related to the purchases of manufacturing equipment and facilities improvements. In 2002, cash of $429,000 was used in the acquisition of Conductus, Inc. and $374,000 was provided by the release of restrictions on $374,000 of cash also obtained through the Conductus acquisition.

     Net cash provided by financing activities totaled $48.4 million and $28.4 million in 2000 and 2002, respectively. Net cash provided by financing activities in 2000 primarily resulted from the private sales of common stock and Series E convertible preferred stock, as well as from the exercise of outstanding warrants and stock options which totaled $50.1 million and was partially offset by the net reduction in borrowings of $1.7 million. The net cash provided by financing activities in 2002 primarily resulted from the sale of common stock and warrants for $12.2 million in March 2002 and for $19.7 million in December 2002 relating to the Conductus acquisition. These amounts were partially offset by the payments on long-term debt and $3.0 million premium paid on the conversion of the Series E convertible preferred stock. In 2001, cash provided by financing operations resulted from the exercise of stock options, which totaled $218,000 and was partially offset by the net reduction in borrowings of $242,000.

          At December 31, 2002, we had the following cash commitments:

		Payments Due by
		Period

Contractual
Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$491,000	$323,000	$131,000	$37,000	—
Principal and interest payments on subordinated note payable	1,793,000	1,353,000	440,000
Operating leases	15,039,000	2,404,000	4,602,000	2,588,000	$5,445,000
Minimum license commitment	612,000	100,000	200,000	200,000	112,000
Fixed asset purchase commitments	382,000	382,000	—	—	—

Total contractual cash obligations	$18,317,000	$4,562,000	$5,373,000	$2,825,000	$5,557,000

          Additionally, we plan to invest an additional $2.5-$3.0 million in fixed assets during 2003 to continue to expand manufacturing ability. With our present SuperFilter product mix, we have the ability to manufacture about 600 units per quarter and have the ability to easily expand that capacity to 1,000 units per quarter. In addition, we expect that sales will continue to increase which will result in higher inventory and accounts receivable balances being maintained. Although revenues are expected to increase in 2003, through March 2003 the Company has continued to incur losses. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

          We presently cannot predict whether our capital resources will be sufficient to fund operations for the coming year. The Company’s future capital requirements will depend largely on the outcome and impact of the pending litigation with ISCO International, Inc. We are currently engaged in a patent dispute with ISCO relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems” (the “215 Patent”). The trial began on March 17, 2003 and is expected to last approximately two weeks. While we continue to believe that we have meritorious defenses to this lawsuit, we cannot predict the outcome of a jury trial. See the discussion under the heading “Item 3- Legal Proceedings.”

          The ISCO litigation could adversely affect our liquidity and capital resources in three ways. First, ISCO is seeking financial damages of approximately $16 million and alleging willful infringement which could result in treble damages. We do not have adequate financial resources to pay a significant damage award.

          Second, ISCO is seeking an injunction to halt sales of our SuperFilter I, II and III products and any other infringing products. We no longer market those versions of the SuperFilter and have upgraded our product line to the SuperLink 850 Rx. We do not believe the SuperLink 850 Rx infringes ISCO’s 215 patent, and the trial court is not being asked to decide this issue. Therefore, we face two ongoing business risks if the trial court upholds the validity of the 215 Patent. ISCO may file another lawsuit alleging that our SuperFilter 850 Rx infringes the 215 patent (or request that the judge in the pending matter decide this issue) and ultimately obtain an injunction halting sales of our primary product. Separately, the continued uncertainty regarding this issue could adversely affect future sales to our customers which would have a material adverse affect on our liquidity.

          Finally, the cost of defending this lawsuit constitutes a major financial burden and could by itself have an adverse impact on our capital resources and the ability to implement our 2003 business plan. As of December 31, 2002, we and our Conductus subsidiary have incurred approximately $7.0 million in defense costs for this lawsuit. We estimate that we will incur an additional $3.0 million in the first quarter of 2003 defending this lawsuit and, in the event of an adverse outcome at trial, could continue incurring significant defense costs for post-trial motions and appeals. We may not have adequate financial resources to fund ongoing defense costs while fully implementing our business plan for 2003.

          Therefore, we may need additional debt or equity financing to pay damages to ISCO, continue defending the ISCO lawsuit or future lawsuits and/or fully implement our 2003 business plan. We cannot give assurance that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we would be forced to make substantial reductions in our operating expenses, which could adversely affect the ability to implement our current business plan and ultimately our viability as a company. We might also be forced to seek court protection from our creditors.

          Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern in their Report of Independent Accountants included in our audited financial statements for the year ended December 31, 2002. Last year, we incurred a net loss of $19.5 million and negative cash flows from operations of approximately $20.0 million. We need to significantly increase sales to achieve profitability and positive cash flows. The auditors consider that these factors, along with the pending ISCO litigation, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

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

          We estimated the fair value of the warrants vesting upon receipt of this order at $5,635,000 using the Black-Scholes option-pricing model and recorded this amount as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. In 2000, 2001 and 2002, we allocated sales proceeds of $1,118,000, $2,238, 000 and $2,280,000, respectively, for shipments under this purchase order to the deferred warrant charge and recorded $1,765,000, $879,000, and $967,000, respectively, as gross commercial product sales proceeds.

          After the allocation of sales proceeds to the related warrants, the estimated cost of providing products under the purchase order exceeds related revenue by $5.3 million. We included the resulting loss in the results of operations for the year ended December 31, 2000. In 2000, 2001 and 2002, we amortized $1,059,000, $2,243,000 and $1,998,000, respectively, of this reserve against the cost of product delivered under this purchase order.

          During the fourth quarter of 2002, deliveries under the $7.8 million purchase order were completed. For accounting purposes proceeds from subsequent sales to U.S. Cellular under this agreement are again being allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. For subsequent product sales in the fourth quarter of 2002 U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,540 shares of common stock and sales proceeds allocated to warrants vesting in 2002 totaled $3,000.

          The following table summarizes the allocation of sales proceeds to warrants issued under the U.S. Cellular agreement and the contract loss reserve for the years indicated:

	Year Ended December 31,

Dollars in thousands	2000	2001	2002

Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds through September 14, 2000	$1,177	$—	$—
Warrants issued to U.S. Cellular allocated from gross commercial product sales proceeds subsequent to September 14, 2000	1,118	2,238	2,283

Total	$2,295	$2,238	$2,283

Warrants issued to U.S. Cellular included in cost of commercial product revenue	$482	$—	$—

Non-cash loss included in cost of commercial product revenues in September 2000	$5,300	$—	$—
Amortization of non-cash loss against cost of commercial product revenues delivered to U.S. Cellular	(1,059)	(2,243)	(1,998)

Non-cash loss remaining to be amortized against cost of commercial product revenues based on future products deliverable to U.S. Cellular	$4,241	$1,998	$—

          As of December 31, 2002, U.S. Cellular had 563,020 unvested warrants that can be earned from future product orders through August 27, 2004.

Net Operating Loss Carryforward

          At December 31, 2002, we had a federal net operating loss carryforward of approximately $162.7 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently the Company completed an analysis of its equity transactions and determined that it had a change in ownership in August 1999. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $32.6 million will be subject in future periods to an annual limitation of $2.3 million. Net operating losses incurred by Superconductor Technologies Inc. subsequent to the change totaled $67.4 million and are not subject to this limitation, however, they may be subject to limitation should a subsequent change in ownership occur. Conductus has net operating loss carryforwards of $89.2 million. Conductus may have already had an ownership change because of its previous equity transactions. It is likely that the consummation of the merger with Conductus and the contemporaneous offering caused another ownership change for purposes of Section 382, further restricting utilization of net operating loss carryforwards incurred through the ownership change date and acquired through the acquisition of Conductus. If such an ownership change occurred, the applicable Section 382 Limitation may be significantly lower than the $2.3 million limitation that resulted from the 1999 ownership change.

Future Accounting Requirements

     Adoption of Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets did not have an impact on the Company’s financial position, results of operations or cash flows for the period ended December 31, 2002.

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. Also, this statement amends SFAS No. 13, Accounting for Leases and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of the Standard did not have a material impact on the Company’s financial position or results of its operations.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. Earlier application of the transition provisions in paragraphs 2(a)-2(d) is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date this Statement is issued. Early application of the disclosure provisions in paragraph 2(e) is encouraged. The amendment to Statement 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

     In November 2002, the FASB issued FASB Interpretation Number 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies, “ relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective on January 1, 2003 and is not expected to have a significant effect on our financial position or results of operations.

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective January 1, 2003 and is not expected to have a significant effect on the Company’s financial position or results of operations.

Market Risk

          We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes.

          At December 31, 2002, we had approximately $16.2 million invested in a money market account yielding approximately 1.70%. Assuming a 1% decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by $160,000 per annum.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a) 1.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption “Business—Executive Officers and Directors” and under the caption “Proposal One: Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2002.

ITEM 11.           EXECUTIVE COMPENSATION

          Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2002.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities of Principal Stockholders and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2002.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Executive Compensation -Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2002.

ITEM 14.           CONTROLS AND PROCEDURES

          Within ninety (90) days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

          No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1.	Index to Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedule Covered by the Foregoing
Report of Independent Accountants

Schedule II — Valuation and Qualifying Accounts	F-25
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (15)

3.3	Bylaws of the Registrant (9)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (15)

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (15)

4.1	Form of Common Stock Certificate (1)

4.2	Third Amended and Restated Stockholders Rights Agreement (9)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (9)

4.4	Registration Rights Agreement to United States Cellular Corporation (10)

4.5	Form of Warrant to United States Cellular Corporation (10)

4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (12)

4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (12)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (13)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (13)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.13	Registration Rights Agreement, dated March 6, 2002 (16)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (16)

4.15	Registration Rights Agreement dated October 10, 2002 (18)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (18)

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (7)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (21)

Number	Description of Document

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (21)

4.20	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (22) *

4.21	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (23)

4.22	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (23)

4.23	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (24)

10.1	Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)

10.2	1992 Director Option Plan (2)

10.3	Form of Indemnification Agreement (2)

10.4	License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended (2)

10.5	1992 Stock Option Plan (2)

10.6	Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(2)

10.7	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(2)*

10.8	Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991(2)

10.9	License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992 (2) *

10.10	Superconductor Technologies Inc. Purchase Agreement (3) *

10.11	Form of Distribution Agreement (4)

10.12	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (4)

10.13	Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996 (5) *

10.14	Employment Offer Letter to M. Peter Thomas dated April 3, 1997 (6)

10.15	Employment Agreement with E. Ray Cotten dated July 1, 1997 (7)

10.16	PNC Bank, National Association Credit Agreement (9)

10.17	1999 Stock Option Agreement (11)

10.18	Second Amendment to Credit Agreement dated January 12, 2000 between Registrant and PNC Bank (12)

10.19	Third Amendment to Credit Agreement dated March 29, 2000 between Registrant and PNC Bank (17)

10.20	Fourth Amendment to Credit Agreement dated December 21, 2000 between Registrant and PNC Bank (17)

10.21	1998 Stock Option Plan (14)

10.22	Employment Agreement with M. Peter Thomas dated January 1, 2001 (15)

10.23	Promissory Note with M. Peter Thomas dated April 9, 2001 (15)

10.24	Securities Purchase Agreement, dated March 6, 2002 (16)

10.25	Agreement Concerning Additional Investors, dated March 8, 2002 (16)

10.26	Letter Agreement dated September 29, 2002 between Superconductor and RGC International Investors, LPC (18)

10.27	Subordinated Promissory Note dated September 30, 2002 issued to RGC International Investors, LPC (18)

10.28	Form of Change in Control Agreement dated October 10, 2002 (20)

10.29	Charles E. Shalvoy Change in Control Agreement dated October 10, 2002 (20)

10.30(a)	Securities Purchase Agreement dated October 20, 2002 (19)

10.30(b)	Supplement to Securities Purchase Agreement dated October 28, 2002 for additional investment (20)

10.31	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.32	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.33	Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001 (20)

10.34	Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000 (20)

10.35	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc. (22)*

23	Consent of Independent Accountants

24	Power of Attorney (included on signature page hereto)

99	Disclosure Regarding Forward-Looking Statements

99.1	Statement Pursuant to 906 of the Sarbanes-Oxley Act of 2002

99.2	Statement Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(2)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-10569).

(6)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-Q.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 4, 2000.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606).

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(16)	Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference from Registrants Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 14, 2002.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(21)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

(23)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(24)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1999.

*	Confidential treatment has been previously granted for certain portions of these exhibits.

(b) Reports on Form 8-K.
On December 23, 2002, we filed a report on Form 8-K announcing the completion of the merger with Conductus, Inc. and concurrent $20 million private placement.
On October 15, 2002 we filed a report on Form 8-K announcing that it had signed an agreement to merge with Conductus, Inc. and received commitments for a concurrent $15 million private placement.
On October 15, 2002, we filed a report on Form 8-K announcing our third quarter 2002 preliminary results.
On October 2, 2002 we filed a report on Form 8-K announcing the conversion of the remainder of its Series E Convertible Preferred Stock.
(c) Exhibits. See Item 15(a) above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Superconductor Technologies Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32, present fairly, in all material respects, the consolidated financial position of Superconductor Technologies Inc. and subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, in 2000 the Company changed its method of calculating the beneficial conversion feature associated with the issuance of convertible preferred stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses and used $20.0 million in cash for operations in 2002. In addition, as more fully described in Note 2, the Company commenced jury trial on March 17, 2003 regarding a patent infringement claim made by ISCO International, Inc. All of these matters raise a substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 14, 2003, except
for Note 2-“Basis of Presentation” and Note 15 “Subsequent Event”
for which the dates are March 17 and 28, 2003, respectively.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
ASSETS	2001	2002

Current Assets:
Cash and cash equivalents	$15,205,000	$18,191,000
Accounts receivable, net	1,448,000	3,405,000
Inventory	5,734,000	6,347,000
Prepaid expenses and other current assets	595,000	555,000

Total Current Assets	22,982,000	28,498,000

Property and equipment, net of accumulated depreciation of $11,027,000 and $12,648,000, respectively	5,215,000	11,091,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,075,000 and $2,368,000, respectively	1,681,000	5,141,000
Goodwill	—	20,107,000
Other assets	283,000	489,000

Total Assets	$30,161,000	$65,326,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,695,000	$5,888,000
Accrued expenses	1,254,000	4,557,000
Current portion of capitalized lease obligations and long term debt	280,000	1,550,000

Total Current Liabilities	4,229,000	11,995,000

Capitalized lease obligations and long term debt	229,000	573,000
Accrual for loss on contract	1,998,000	—
Other long term liabilities	42,000	3,234,000

Total Liabilities	6,498,000	15,802,000

Commitments and contingencies-Note 11 and 12
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, Series E convertible preferred stock, 37,500 shares authorized, 34,500 and none issued and outstanding, respectively;	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 18,579,160 and 59,823,553 shares issued and outstanding	19,000	60,000
Capital in excess of par value	110,871,000	154,744,000
Deferred warrant charges	(2,280,000)	—
Notes receivable from stockholder	—	(820,000)
Accumulated deficit	(84,947,000)	(104,460,000)

Total Stockholders’ Equity	23,663,000	49,524,000

Total Liabilities and Stockholders’ Equity	$30,161,000	$65,326,000

               See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31

	2000	2001	2002

Net revenues:
Net commercial product revenues	$5,303,000	$7,601,000	$17,601,000
Government contract revenues	4,643,000	4,782,000	4,785,000
Sub license royalties	10,000	10,000	10,000

Total net revenues	9,956,000	12,393,000	22,396,000
Costs and expenses:
Cost of commercial product revenues	15,710,000	10,626,000	19,286,000
Contract research and development	4,235,000	3,359,000	2,531,000
Other research and development	2,633,000	4,606,000	4,489,000
Selling, general and administrative	8,357,000	11,907,000	14,976,000
Write off of in-process research and development	—	—	700,000

Total costs and expenses	30,935,000	30,498,000	41,982,000

Loss from operations	(20,979,000)	(18,105,000)	(19,586,000)
Interest income	806,000	1,050,000	218,000
Interest expense	(483,000)	(146,000)	(145,000)

Net loss	(20,656,000)	(17,201,000)	(19,513,000)
Less:
Deemed distribution attributable to the inducement to convert preferred stock and beneficial conversion feature	(2,203,000)	(2,603,000)	(1,756,000)

Net loss available to common stockholders before cumulative effect of accounting change	(22,859,000)	(19,804,000)	(21,269,000)
Cumulative effect of accounting change on preferred stock beneficial conversion feature	(10,612,000)	—	—

Net loss available to common stockholders for computation of loss per common share	($33,471,000)	($19,804,000)	($21,269,000)

Basic and diluted net loss per common share
Net loss per common share before cumulative effect of accounting change	($1.42)	($1.10)	($0.89)
Cumulative effect of accounting change	(0.67)	—	—

Net loss per common share	($2.09)	($1.10)	($0.89)

Weighted average number of common shares outstanding	16,050,423	17,955,553	24,019,542

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Preferred
	Stock		Common Stock		Capital in	Deferred	Receivable
					Excess of	Warrant	From	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Charges	Stockholder	Deficit	Total

Balance at December 31, 1999	—	$—	7,739,218	$8,000	$35,426,000	$—	$—	$(47,090,000)	$(11,656,000)
Conversion of mandatory redeemable convertible preferred stock			5,633,901	6,000	17,119,000				17,125,000
Issuance of common stock for conversion of note payable			153,846		500,000				500,000
Issuance of common stock for cash			2,319,855	2,000	7,381,000				7,383,000
Exercise of warrants			1,152,174	1,000	3,968,000				3,969,000
Exercise of stock options			824,170	1,000	3,562,000				3,563,000
Issuance of warrants and stock options					7,543,000	(5,635,000)			1,908,000
Amortization of deferred warrant charges						1,118,000			1,118,000
Issuance of Series E Convertible Preferred Stock and warrants	37,500				35,155,000				35,155,000
Net loss								(20,656,000)	(20,656,000)

Balance at December 31, 2000	37,500	—	17,823,164	18,000	110,654,000	(4,517,000)	—	(67,746,000)	38,409,000
Conversion of convertible preferred stock	(3,000)		676,305	1,000	(1,000)				—
Exercise of stock options			79,691		218,000				218,000
Amortization of deferred warrant charges						2,237,000			2,237,000
Net loss								(17,201,000)	(17,201,000)

Balance at December 31, 2001	34,500	—	18,579,160	19,000	110,871,000	(2,280,000)	—	(84,947,000)	23,663,000
Conversion of convertible preferred stock	(34,500)		2,878,351	3,000	(3,000)				—
Exercise of stock options			26,473		83,000				83,000
Issuance of common stock for cash			24,811,240	25,000	31,801,000				31,826,000
Acquisition of Conductus, Inc.			13,528,329	13,000	16,678,000		(820,000)		15,871,000
Amortization of deferred warrant charges						2,280,000			2,280,000
Payment of convertible preferred stock conversion premium					(4,686,000)				(4,686,000)
Net loss								(19,513,000)	(19,513,000)

Balance at December 31, 2002	—	$—	59,823,553	$60,000	$154,744,000	$—	$(820,000)	$(104,460,000)	$49,524,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($20,656,000)	($17,201,000)	($19,513,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,794,000	2,141,000	1,931,000
Accrued loss and amortization of accrued loss on sales contract	4,241,000	(2,243,000)	(1,998,000)
Warrants and options charges	2,798,000	2,237,000	2,283,000
Purchase of in process research and development	—	—	700,000
Changes in assets and liabilities:
Accounts receivable	(2,099,000)	2,241,000	(1,655,000)
Inventory	(1,030,000)	(1,959,000)	(613,000)
Prepaid expenses and other current assets	(159,000)	(95,000)	160,000
Patents and licenses	(165,000)	(259,000)	(553,000)
Other assets	90,000	(190,000)	(75,000)
Accounts payable and accrued expenses	691,000	631,000	(618,000)

Net cash used in operating activities	(14,495,000)	(14,697,000)	(19,951,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,193,000)	(1,898,000)	(5,398,000)
Decrease in restricted cash	—	—	374,000
Cash used in acquisition of Conductus, Inc.	—	—	(429,000)

Net cash used in investing activities	(2,193,000)	(1,898,000)	(5,453,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,500,000	—	—
Payments on short term borrowings	(2,953,000)	—	—
Payments on long-term obligations	(211,000)	(242,000)	(519,000)
Net proceeds from sale of preferred and common stock	50,110,000	218,000	31,909,000
Payment of preferred stock conversion premium	—	—	(3,000,000)

Net cash provided by (used in) financing activities	48,446,000	(24,000)	28,390,000

Net increase (decrease) in cash and cash equivalents	31,758,000	(16,619,000)	2,986,000
Cash and cash equivalents at beginning of year	66,000	31,824,000	15,205,000

Cash and cash equivalents at end of year	$31,824,000	$15,205,000	$18,191,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

     Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s principal commercial product, the SuperFilter®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperFilter® in 1997 and shipped 393 units in 2000, 438 in 2001 and 927 units in 2002.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 2000, 2001, and 2002, government related contracts account for 47%, 39%, and 21% respectively, of the Company’s net revenues.

     On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. The results of Conductus, Inc. are included in the consolidated financial statements for 13 days following its acquisition through December 31, 2002.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

     The Company’s future capital requirements will depend largely on the outcome and impact of the pending litigation with ISCO International, Inc. The Company is currently engaged in a patent dispute with ISCO relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems” (the “215 Patent”). The trial began on March 17, 2003 and is expected to last approximately two weeks. While the Company believes that it has meritorious defenses to this lawsuit, it cannot predict the outcome of a jury trial. See Note 12.

     The ISCO litigation could adversely affect our liquidity and capital resources in three ways. First, ISCO is seeking financial damages of approximately $16 million and alleging willful infringement which could result in treble damages. The Company does not have adequate financial resources to pay a significant damage award.

     Second, ISCO is seeking an injunction to halt sales of our SuperFilter I, II and III products and any other infringing products. The Company no longer markets those versions of the SuperFilter and has upgraded its product line to the SuperLink 850 Rx. The Company does not believe the SuperLink 850 Rx infringes ISCO’s 215 patent, and the trial court is not being asked to decide this issue. Therefore, the Company faces two ongoing business risks if the trial court upholds the validity of the 215 Patent. ISCO may file another lawsuit alleging that our SuperFilter 850 Rx infringes the 215 patent (or request that the judge in the pending matter decide this issue) and ultimately obtain an injunction halting sales of our primary product. Separately, the continued uncertainty regarding this issue could adversely affect future sales to our customers which would have a material adverse affect on our liquidity.

     Finally, the cost of defending this lawsuit constitutes a major financial burden and could by itself have an adverse impact on the Company’s capital resources and the ability to implement our 2003 business plan. As of December 31, 2002, the Company and our Conductus subsidiary have incurred approximately $7.0 million in defense costs for this lawsuit. The Company estimates that we will incur an additional $3.0 million in the first quarter of 2003 defending this lawsuit and, in the event of an adverse outcome at trial, could continue incurring significant defense costs for post-trial motions and appeals. The Company may not have adequate financial resources to fund ongoing defense costs while fully implementing our business plan for 2003.

     Therefore, the Company may need additional debt or equity financing to pay damages to ISCO, continue defending the ISCO lawsuit or future lawsuits and/or fully implement our 2003 business plan. The Company cannot give assurance that additional financing will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise any needed funds, it would be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement our current business plan and ultimately its viability as a company.

     Last year, the Company incurred a net loss of $19,513,000 and negative cash flows from operations of approximately $19,951,000. The Company needs to significantly increase sales to achieve profitability and positive cash flows. If it is unable to do so, the Company may need additional debt or equity financing. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Principles of Consolidation

     The consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

Guarantees

     In connection with the sales of its commercial products, the Company indemnifies, without limit or term, its customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

Research and Development Costs

     Research and development costs are expensed as incurred and include salary, facility, depreciation and material expenses. Research and development costs incurred solely in connection with research and development contracts are charged to contract research and development expense. Other research and development costs are charged to other research and development expense.

Inventories

     Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and sales forecasts.

Property and Equipment

     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

Patents, Licenses and Purchased Technology

     Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. is recorded at its estimated fair value and is amortized using the straight-line method over seven years.

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Long-Lived Assets

     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value.

Loss Contingencies

     In the normal course of business the Company is subject to claims and litigation, including allegations of patent infringement. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. The costs of defending the Company in such matters are expensed as incurred.

Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2002.

Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed after deducting accumulated dividends on cumulative preferred stock, deemed dividends and accretion of redemption value on redeemable preferred stock for the period and beneficial conversion features on issuance of convertible preferred stock. Common stock equivalents are not included in the calculation of diluted loss per share because their effect is antidilutive.

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

	2000	2001	2002

Net Loss:
As reported	($20,656,000)	($17,201,000)	($19,513,000)
Pro forma	($23,440,000)	($21,171,000)	($23,569,000)
Loss per Share:
As reported	($2.09)	($1.10)	($0.89)
Pro forma	($2.26)	($1.32)	($1.06)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs in connection with the Conductus acquisition, income taxes, the loss contract with U.S. Cellular and disclosures related to the litigation with ISCO International, Inc. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Segment Information

     The Company has operated in a single business segment, the research, development, manufacture, marketing and sale of high temperature superconducting filter and low noise amplifier and multiplexer products for the wireless communications industry. The Company also markets and sells a multi-carrier power amplifier, a related product manufactured by a third party. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products.

     On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. The results of Conductus, Inc. are included in the consolidated financial statements for 13 days following its acquisition through December 31, 2002. As a result of the acquisition of Conductus, the Company is currently evaluating whether, commencing in 2003, it operates in a second business segment, U.S. government technology and product development services. If it is determined that the Company operates in a second segment, goodwill arising from the acquisition will be allocated between the two segments.

Reclassifications

     Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

Certain Risks and Uncertainties

     During the three year period ended December 31, 2002, the Company sold almost 1,758 SuperFilter® units, but the Company has continued to incur operating losses. The Company’s long-term prospects are dependent upon the continued and increased market acceptance for the product.

     The Company’s two largest commercial customers accounted for 49%, 85% and 92% of our net commercial revenues for fiscal 2000, 2001 and 2002, respectively, and 49% and 43% of accounts receivable as of December 31, 2001 and 2002, respectively.

     The Company currently purchases substrates for growth of high-temperature superconductor films from one supplier because of the quality of its substrates.

     As more fully described in Note 12, the Company is currently engaged in a patent dispute with ISCO International, Inc. The Company has not recorded any liability relating to this litigation but may be required to do so if we are unsuccessful in defending ourselves. An adverse final determination in respect of this matter could have a material impact on the Company’s business, financial position, operating results and cash flows.

     In connection with the sales of its commercial products, the Company indemnifies, without limit or term, its customers against all claims, suits, demands, damages, liabilities, expenses, judgements, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

Recent Accounting Pronouncements

     Adoption of Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets did not have an impact on the Company’s financial position, results of operations or cash flows for the period ended December 31, 2002.

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. Also, this statement amends SFAS No. 13, Accounting for Leases and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of the Standard did not have a material impact on the Company’s financial position or results of its operations.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. Earlier application of the transition provisions in paragraphs 2(a)-2(d) is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date this Statement is issued. Early application of the disclosure provisions in paragraph 2(e) is encouraged. The amendment to Statement 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

     In November 2002, the FASB issued FASB Interpretation Number 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies, “ relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective on January 1, 2003 and is not expected to have a significant effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective January 1, 2003 and is not expected to have a significant effect on the Company's financial position or results of operations.

Note 3-Acquisition of Conductus, Inc.

     On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. (“Conductus”). Conductus developed, manufactured, and marketed electronic components and systems based on superconductors for application in telecommunications markets and in defense, intelligence and law enforcement markets. The results of Conductus’ operations have been included in the consolidated financial statements for the 13-day period following its acquisition through December 31, 2002. Concurrent with the acquisition and contingent upon completion of the acquisition, the Company also raised approximately $20 million in a private placement of its common stock (see Note 8). The primary reasons for the acquisition of Conductus and the primary factors that contributed to a purchase price that results in recognition of goodwill, are:

•	Conductus operations would deliver accelerated earnings prospects and potential strategic and other benefits.

•	Combining the two company’s operations would produce significant cost savings.

•	Addition of Conductus to the combined entity would help the Company compete more effectively.

•	The combined Company would have a stronger balance sheet, improving its access to capital.

•	The resulting Company will have the talents, technologies and assets of the two pioneers of commercial wireless and government applications of superconducting technologies.

     The aggregate purchase price was $17,620,000 consisting of 13,528,000 shares of common stock valued at $15,286,000, assumption of warrants to purchase 1,464,749 shares of common stock valued at $805,000, assumption of options to purchase 1,673,582 shares of common stock valued at $600,000 and acquisition costs of $928,000. The value of the common stock was determined based on the average market price of the Company’s common stock over the 3-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the common stock options and warrants assumed was determined using a Black-Scholes option pricing model with the following assumptions: volatility ranging from 80% to 128%, expected life ranging from 3 months to 10 years, dividend rate of 0% and risk free rate ranging from 1% to 4%.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Conductus.

Current assets	$921,000
Property and equipment	1,867,000
Intangible assets	3,900,000
Goodwill	20,107,000
Notes receivable	820,000
Other assets	516,000

Total assets acquired	28,131,000

Current liabilities	4,717,000
Long term debt	17,000
Unfavorable lease commitment	1,140,000
Accrued costs for exit activities	4,637,000

Total liabilities assumed	10,511,000

Net assets acquired	$17,620,000

     Of the $3,900,000 of acquired intangible assets, $3,200,000 was assigned to completed technology, which is being amortized over 7 years, and $700,000 was assigned to in-process research and development (IPR&D), which was written off at the date of acquisition. The amount of the purchase price allocated to purchased IPR&D was expensed upon acquisition, because the technological feasibility of products under development has not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to make new high temperature superconducting materials technology and device design and cryopackaging and systems integration technology. At the time of the acquisition, the products under development were about 50% complete and it was expected that the remaining efforts would be completed by the end of 2004 at a cost of approximately $2.5 million. The remaining efforts include completion of development processes, manufacturing processes, final product integration and testing. All of the IPR&D projects are subject to the normal risks and uncertainties. The fair value of the IPR&D was determined by an independent valuation using the cost approach.

     The amount assigned to goodwill is not expected to be deductible for tax purposes.

     In connection with the acquisition, the Company incurred $4,637,000 of restructuring costs as a result of severance of workforce, the elimination of excess facilities and product line exit costs. The Company also assumed unfavorable operating leases costs totaling $1,140,000. The Company has recognized such costs as a liability assumed as of the acquisition dates, resulting in additional goodwill.

     These restructuring costs consisted of employee termination benefits of $1,600,000, lease abandonment costs of $1,995,000, and product line exits costs of $1,042,000. These accrued expenses and the accrued unfavorable lease costs remained substantially unchanged at December 31, 2002.

     The following unaudited proforma information presents certain operating results as if the acquisition had taken place on January 1, 2001:

	2001	2002

Revenue	$19,017,000	$27,742,000
Net loss	35,134,000	36,306,000
Net loss available to common stockholders	37,737,000	38,062,000
Net loss per share	1.20	1.03

     These proforma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of purchased technology and lower depreciation expense resulting from lower fixed assets costs. The proforma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at January 1, 2001 or those of future periods.

Note 4 – Cumulative Accounting Change

     On November 6, 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-27, “Application of EITF Issue No.98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company included in the computation of basic and diluted loss per share for fiscal 2000 a non-recurring cumulative effect of an accounting change on a preferred stock beneficial conversion feature of $10,612,000 related to the issuance of its Series E Preferred Stock in September 2000 and to the issuance of its Series D Preferred Stock in June 1999.

Note 5 – Patents and Licenses

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

Note 6-Receivable From Stockholders

     The Company made a 5-year, interest-free loan of $150,000 to the Company’s Chief Executive Officer, in connection with his compensation during 2001. The loan is secured by 131,834 unexercised stock options on shares of the Company’s common stock. The loan will be forgiven if the Company terminates the executive without cause as defined in his employment agreement. The note is included in Other Assets.

     Conductus made two (2) loans to its President and Chief Executive Officer, in connection with his compensation and exercise of stock options during 2002 and 2001. The outstanding principal balance of $820,244 plus any accrued interest on his two loans with Conductus, which are otherwise scheduled to be paid in full in December 2005 and August 2006, shall become due and payable upon termination of employment under his change in control agreement with the Company’s Conductus subsidiary. These notes bear interest at 5.87% and 4.99%, are full recourse and collateralized by 151,761 shares of the Company’s common stock and are include in Stockholders Equity.

Note 7 – Income Taxes

     The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 2000, 2001 and 2002.

     The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 2000, 2001 and 2002 as follows:

	For the Year Ending December 31

	2000	2001	2002

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(42.8)	(41.3)	(39.8)
State taxes, net of federal benefit	8.5	7.0	5.8
Other	0.3	0.3	—

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	For the Year Ending December 31

	2000	2001	2002

Loss carryforwards	$25,851,000	$31,008,000	$59,414,000
Capitalized research and development	3,220,000	4,475,000	6,406,000
Warrant charges	891,000	2,047,000	2,955,000
Accrued loss on contract	1,690,000	796,000	—
Depreciation	1,087,000	1,762,000	1,942,000
Tax credits	1,187,000	1,330,000	3,013,000
Inventory	160,000	246,000	2,307,000
Purchase accounting adjustments	—	—	883,000
Other	374,000	264,000	991,000
Less: valuation allowance	(34,460,000)	(41,928,000)	(77,911,000)

	$—	$—	$—

     The valuation allowance increased by $16,150,000, $7,468,000 and $35,983,000 in 2000, 2001 and 2002, respectively.

     As of December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $162.7 million and $70.2 million, respectively, which expire in the years 2003 through 2023. Of these amounts $89.2 million and $27.8 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.0 million and $13.0 million for federal and California income tax purposes. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $1.8 million and $1.6 million, respectively, which expire in the years 2003 through 2021. Of these amounts $917,000 and $524,000, respectively resulted from the acquisition of Conductus.

     Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently the Company completed an analysis of it’s equity transactions and determined that it had a change in ownership in August 1999. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $32.6 million will be subject in future periods to an annual limitation of $2.3 million. Net operating losses incurred by Superconductor Technologies Inc. subsequent to the change totaled $67.4 million and are not subject to this limitation, however, they may be subject to limitation should a subsequent change in ownership occur. Conductus has net operating loss carryforwards of $89.2 million. Conductus may have already had an ownership change because of it’s previous equity transactions. It is likely that the consummation of the merger with Conductus and the contemporaneous offering caused another ownership change for purposes of Section 382 further restricting utilization of net operating loss carryforwards incurred through the ownership change date and acquired through the acquisition of Conductus. If such an ownership change occurred, the applicable Section 382 limitation may be significantly lower than the $2.3 million limitation that resulted from the 1999 ownership change.

Note 8 – Stockholders’ Equity

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

     During 2001, 3,000 Series E preferred shares were converted into 625,093 shares of common stock and 51,212 shares of common stock were issued in connection with the conversion premium. During 2002 the remaining 34,500 shares were converted into 2,878,351 shares of common stock. The associated conversion premium totaled $4,686,000 and was paid with $3.0 million in cash and an eighteen-month $1.7 million subordinated note. The subordinated note carries eight percent interest with interest only payable for the first six months and monthly amortization of principal and interest for the remaining twelve months.

     In connection with the sale of the preferred stock, the Company also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and the second warrant is for the purchase of up to 731,198 additional shares of common stock. Both warrants are currently exercisable and contain “weighted average” antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision. As a result of the issuance of common shares during 2002 the exercise price and the number of shares issuable under the warrant was adjusted to $19.53 and 1,151,819, respectively.

Common Stock

     In March 2002 the Company raised net proceeds of $12,122,000 from the private sale of 3,714,286 shares of common stock at $3.50 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 557,143 shares of common stock exercisable at $5.50 per share. In conjunction with this equity issuance, the Company also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share. These warrants became exercisable on September 10, 2002.

     In connection with the acquisition of Conductus, Inc. in December 2002 the Company raised net proceeds of $19,704,000 from the private sale of 21,096,954 shares of common stock at $0.95 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 5,274,240 shares of common stock exercisable at $1.19 per share. The warrants become exercisable on June 17, 2003.

     On February 11, 2000, the Company completed the registration and sale of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short-term indebtedness of $500,000. Net proceeds to the Company totaled $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Redeemable Convertible Preferred Stock converted their holdings into 2,458,391 shares of common stock. As an inducement to convert the preferred shares, the Company issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58 per share. The fair value of the warrants was estimated using the Black-Scholes option-pricing model utilizing a volatility factor of 75%, risk-free interest rate of 6.75%, and expected life of 5 years and was accounted for as a deemed distribution of $1,548,000 to the preferred stockholders for determining the loss per common share in the first quarter and full year of 2000. Also during the year ended December 31, 2000, the holders of the outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,409 shares of common stock.

Stock Options

     The Company has four stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, and the 1998 and 1999 Stock Option Plans (collectively, the “Stock Option Plans”). The 1988 Stock Option Plan expired in 1998 and the 1992 Stock Option Plan and the nonstatutory 1992 Directors Stock Option Plan expired in 2002. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company under the Stock Option Plans at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant.

     In connection with the acquisition of Conductus, Inc., each Conductus option holder received an equivalent option to purchase the Company’s common shares on the same terms and conditions. The number of shares of the Company’s common stock was adjusted by multiplying the number of Conductus securities times the exchange ratio of .6x and dividing the exercise price by the exchange ratio of .6x.

     At December 31, 2002, 419,106 shares of common stock were available for future grants and 4,807,147 options had been granted but not yet exercised. At December 31, 2002, options for 2,463,945 shares of common stock were exercisable. Option activity during the three years ended December 31, 2002 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1999	1,882,552	$4.194
Granted	984,030	$20.60
Canceled	(153,311)	$7.72
Exercised	(824,170)	$4.32

Outstanding at December 31, 2000	1,889,101	$12.40
Granted	853,500	$5.783
Canceled	(112,422)	$7.834
Exercised	(79,691)	$3.392

Outstanding at December 31, 2001	2,550,488	$10.67
Granted	851,975	5.005
Assumed	1,673,580	7.610
Canceled	(242,423)	8.311
Exercised	(26,473)	3.128

Outstanding at December 31, 2002	4,807,147	8.761

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2002:

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$0.830 - $3.750	807,257	5.468	$2.881	577,036	$3.029
$3.800 - $4.800	926,604	7.392	$4.210	354,459	$4.170
$4.850 - $5.600	881,952	8.446	$5.294	176,126	$5.044

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$5.625 - $ 9.270	1,003,190	5.824	$7.632	690,261	$7.556
$9.400 - $49.375	1,188,744	6.109	$19.819	666,063	$17.006

	4,807,147	6.615	$8.761	2,463,945	$8.384

     The number of options exercisable and weighted average exercise price at December 31, 2000 and 2001 totaled 677,345 and $4.33 and 1,036,812 and $7.56, respectively.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees.

     The fair value of these options for purposes of the proforma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 2001 and 2002, respectively: dividend yields of zero percent each year; expected volatilities of 85%, 65% and 65%; risk-free interest rates of 6.19% 4.375% and 3.46%; and expected life of 4.0, 4.0, and 4.0 years. The weighted average fair value of options granted in 2000, 2001 and 2002 for which the exercise price equals the market price on the grant date was $13.86, $3.05 and $2.60 respectively.

Warrants

     In connection with the acquisition of Conductus, Inc., each Conductus warrant holder received an equivalent warrant to purchase the Company’s common shares on the same terms and conditions. The number of shares of the Company’s common stock was adjusted by multiplying the number of Conductus securities times the exchange ratio of .6x and dividing the exercise price by the exchange ratio of .6x.

     The following is a summary of outstanding warrants at December 31, 2002:

Number of Common Shares

		Currently
	Total	Exercisable	Price per Share	Expiration Date

Warrant related to issuance of Series E Preferred Stock	1,151,819	1,151,819	$19.53	September 29, 2005

Warrants related to issuance of common stock	770,714	770,714	5.50	March 10, 2007
	5,274,240	—	1.19	December 17, 2007

Warrants related to bank borrowings	62,500	62,500	3.00	June 18, 2004
	33,333	33,333	3.00	December 1, 2004
	27,692	27,692	3.25	January 12, 2005

Warrants related to sales agreements	1,000,000	436,980	4.00	August 27, 2004

Warrants assumed in connection with the Conductus, Inc. acquisition	71,303	71,303	4.50	September 1, 2003
	219,690	219,690	6.667	December 1, 2004
	72,756	72,756	22.383	August 1, 2005
	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

     Note 9 – Warrants Issued to U.S. Cellular

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes proceeds from sales to U.S. Cellular under this agreement are allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. The estimated fair value of the warrants in excess of the related sales, when applicable is recorded in cost of commercial product revenues. For product sales in 2000 U.S. Cellular vested in the right to exercise the warrant and purchase a total of 53,460 shares of common stock. As a result, sales proceeds allocated to warrants vesting in 2000 were $1,660,000. In addition, the estimated value of warrants vesting in excess of certain sales to U.S. Cellular in the second quarter of 2000 of $482,000 was recorded in cost of commercial product revenues.

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and has been recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During fiscal 2000, 2001and 2002 sales proceeds of $1,118,000, $2,237,000 and $2,280,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $1,765,000, $879,000 and $967,000, respectively, were recorded as commercial product revenues under this purchase order.

     After the allocation of sales proceeds under the $7.8 million purchase order to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000. During the years ending December 31, 2000, 2001 and 2002, $1,059,000, $2,243,000 and $1,998,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order.

     During the fourth quarter of 2002, deliveries under the $7.8 million purchase order were completed. For accounting purposes, proceeds from subsequent sales to U.S. Cellular under this agreement are again being allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. For subsequent product sales in the fourth quarter of 2002, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,540 shares of common stock and sales proceeds allocated to warrants vesting in 2002 totaled $3,000.

     As of December 31, 2002, U.S. Cellular has 563,020 unvested warrants that can be earned from future product orders through August 27, 2004.

     Note 10 – Employee Savings Plan

     In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for the employees of the Company that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the Plan.

     Note 11 – Commitments and Contingencies

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

     For the years ended December 31, 2000, 2001, and 2002, rent expense was $851,000, $1,064,000 and $1,349,787 respectively.

     Capital Leases

     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 18.84%.

     The minimum lease payments under operating and capital lease obligations are as follows:

Year ending December 31,	Operating Leases	Capital Leases

2003	$2,404,000	$323,000
2004	2,339,000	81,000
2005	2,263,000	50,000
2006	1,371,000	22,000
2007	1,217,000	15,000
Thereafter	5,445,000	—

Total payments	$15,039,000	491,000

Less: amount representing interest		(54,000)

Present value of minimum lease		437,000
Less current portion		(298,000)

Long term portion		$139,000

     In connection with the acquisition of Conductus, Inc. operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded relating to unfavorable leases. These amounts are included in accrued liabilities.

     Guarantees

     In connection with the sales of its commercial products, the Company indemnifies, without limit or term, its customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

Note 12-Legal Proceedings

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

     After conducting separate investigations into the allegations, the Company and Conductus both filed responses denying ISCO’s allegations and asking the court to declare the ISCO patent invalid and not infringed. The Company was cooperating with Conductus in the defense of this lawsuit, and we acquired Conductus on December 18, 2002.

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

     The parties completed the discovery process by June 28, 2002. The judge held a “Markman hearing” on October 15, 2002 to receive evidence concerning the scope and meaning of the patent claims asserted by ISCO. The judge issued his rulings from the Markman hearing on October 30, 2002, and the trial began March 17, 2003 and is expected to last approximately two weeks. The litigation could have material adverse effect on our business. Please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.

     Litigation expenses on the ISCO matter totaled $3.2 million and $976,000 for the years ended December 31, 2002 and 2001, respectively.

Note 13- Earnings Per Share

     The computation of per share amounts for 2000, 2001 and 2002 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 4,062,194, 4,718,581 and 14,592,194 shares of common stock during 2000, 2001, and 2002 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive. Also, the preferred stock convertible into 2,089,136 and 2,929,563 shares of common stock at December 31, 2000, and 2001 was not considered in the computation of diluted earnings per share because inclusion would also have been antidilutive.

Note 14 – Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance sheet data:

	December 31

	2001	2002

Accounts receivable:
Accounts receivable-trade	$1,036,000	$1,592,000
U.S. government accounts receivable-billed	345,000	1,692,000
U.S. government accounts receivable-unbilled	91,000	179,000
Less: allowance for doubtful accounts	(24,000)	(58,000)

	$1,448,000	$3,405,000

Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

Inventories:
Raw materials	$1,389,000	$1,841,000
Work-in-process	3,564,000	3,143,000
Finished goods	1,398,000	2,013,000
Less reserves	(617,000)	(650,000)

	$5,734,000	$6,347,000

Property and Equipment:
Equipment	$14,003,000	$18,315,000
Leasehold improvements	2,098,000	5,016,000
Furniture and fixtures	141,000	408,000

	16,242,000	23,739,000
Less: accumulated depreciation and amortization	(11,027,000)	(12,648,000)

	$5,215,000	$11,091,000

At December 31, 2001 and 2002, equipment includes $1,211,000 and $1,448,000 of assets financed under capital lease arrangements, net of $943,000 and $1,090,000 of accumulated amortization, respectively. Depreciation expense amounted to $1,674,000 and $1,609,000 for the years ended December 31, 2001 and 2002, respectively.

Patents and Licenses

Patents pending	$410,000	$599,000

Patents issued	780,000	964,000
Less accumulated amortization	(217,000)	(268,000)

Net patents issued	563,000	696,000

Licenses	2,566,000	2,746,000
Less accumulated amortization	(1,858,000)	(2,081,000)

Net licenses	708,000	665,000

Purchased technology	—	3,200,000
Less accumulated amortization	—	(19,000)

Net purchased technology	—	3,181,000

	$1,681,000	$5,141,000

Amortization expense related to these items was $293,000 in 2002 and is expected to total $749,000 in 2003, $760,000 in 2004, $774,000 in 2005, $774,000 in 2006 and $774,000 in 2007.

Accrued Expenses and Other Long Term Liabilities
Compensation related	$840,000	$1,053,000
Warranty reserve	242,000	351,000
Unfavorable lease costs	—	1,140,000	(1)
Lease abandonment costs	—	1,995,000	(1)
Product line exit costs	—	1,042,000	(1)
Severance costs	—	1,600,000	(1)
Other	214,000	610,000

	1,296,000	7,791,000
Less, current portion	1,254,000	4,557,000

Long term portion	$42,000	$3,234,000

(1)	Amounts are related to the acquisition of Conductus, Inc. on December 18, 2002 and did not change significantly between that date and December 31, 2002.

Warranty Reserve Activity
Beginning balance	$250,000	$242,000
Additions	102,000	340,000
Deductions	(110,000)	(232,000)

Ending balance	$242,000	$350,000

Supplemental Cash Flow Information:

	Dec. 31, 2000	Dec. 31,2001	Dec. 31,2002
Cash paid for interest	$230,000	$146,000	$145,000
Non-cash investing and financing activities:
Equipment acquired through issuance of capital lease	—	—	—
Redeemable preferred stock exchanged for common stock	17,125,000	—	—
Common stock options issued for past services in lieu of accounts payable	72,000	—	—
Issuance of warrants in connection with debt and lease agreements	131,000	—	—
Dividends accrued not paid	—	—	—
Conversion of notes payable to purchase preferred and common stock	500,000	—	—
Equity issuance costs not yet paid	40,000	—	—
Assets acquired through issuance of stock options	26,000	—	—
Conversion of preferred shares into common shares	—	3,000,000	34,500,000
Issuance of note for payment of preferred stock conversion premium	—	—	1,686,000
Non cash items related to the acquisition of Conductus, Inc.
Estimated fair value of tangible assets acquired	—	—	3,625,000
Goodwill and identifiable intangibles assets acquired	—	—	24,007,000
Liabilities assumed or created	—	—	10,511,000
Value of common stock issued and option and warrants assumed	—	—	16,691,000

Note 15 – Subsequent Event

     On March 28, 2003 the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.25% at March 28, 2003) plus 2.50% subject to a minimum monthly charge and terminates April 1, 2004. Advances under the agreement are collateralized by substantially all of the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. In connection with this agreement, the Company issued seven year warrants for the purchase of 100,000 shares of common stock at $1.06 per share. The fair value of the warrants issued in connection with this agreement will be estimated using the Black-Scholes option pricing model and will be accounted for as debt issuance costs and will be amortized over the term of the agreement.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Net revenues	$4,616,000	$6,070,000	$4,739,000	$6,971,000
Loss from operations	(5,820,000)	(6,044,000)	(4,858,000)	(2,864,000)
Net loss	(5,779,000)	(5,982,000)	(4,827,000)	(2,925,000)
Basic and diluted loss per common share
Net loss per common share	($0.33)	($0.29)	($0.23)	($0.09)

2001
Net revenues	$2,826,000	$4,206,000	$2,134,000	$3,227,000
Loss from operations	(4,312,000)	(3,743,000)	(4,965,000)	(5,085,000)
Net loss	(3,912,000)	(3,482,000)	(4,795,000)	(5,012,000)
Basic and diluted loss per common share
Net loss per common share	($0.26)	($0.23)	($0.30)	($0.31)

allowance

SUPERCONDUCTOR TECHNOLOGIES, INC.

Schedule II- Valuation and Qualifying Accounts

		Additions

		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year Ended December 31, 2002
Allowance for Uncollectible Accounts	$24,000	$12,000	—	$(5,000)	$31,000
Reserve for Inventory Obsolescence	617,000	567,000	—	(534,000)	650,000
Reserve for Warranty	242,000	340,000	—	(232,000)	350,000
Deferred Tax Asset Valuation Allowance	41,928,000	35,983,000	—	—	77,911,000

Year Ended December 31, 2001
Allowance for Uncollectible Accounts	12,000	12,000	—	—	24,000
Reserve for Inventory Obsolescence	403,000	617,000	—	(403,000)	617,000
Reserve for Warranty	250,000	102,000	—	(110,000)	242,000
Deferred Tax Asset Valuation Allowance	34,460,000	7,468,000	—	—	41,928,000

Year Ended December 31, 2000
Allowance for Uncollectible Accounts	—	12,000	—	—	12,000
Reserve for Inventory Obsolescence	201,000	202,000	—	—	403,000
Reserve for Warranty	100,000	240,000		(90,000)	250,000
Deferred Tax Asset Valuation Allowance	18,310,000	16,150,000	—	—	34,460,000

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2003.

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ M. Peter Thomas M. Peter Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ Charles E. Shalvoy Charles E. Shalvoy	Executive Vice President, President of Conductus Subsidiary and Director	March 31, 2003

/s/ Martin S. McDermut Martin S. McDermut	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer)	March 31, 2003

/s/ H. Vaughan Blaxter, III H. Vaughan Blaxter, III	Director	March 31, 2003

/s/ Robert P. Caren Robert P. Caren	Director	March 31, 2003

/s/ E. Ray Cotten E. Ray Cotten	Director	March 31, 2003

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 31, 2003

/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 31, 2003

Signature	Title	Date

/s/ John D. Lockton John D. Lockton	Chairman	March 31, 2003

/s/ Robert J. Majteles Robert J. Majteles	Director	March 31, 2003

/s/ Joseph C. Manzinger Joseph C. Manzinger	Director	March 31, 2003

/s/ J. Robert Schrieffer J. Robert Schrieffer	Director	March 31, 2003

/s/ David L. Short David L. Short	Director	March 31, 2003

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, M. Peter Thomas, certify that:

1.  I have reviewed this annual report on Form 10-K of Superconductor Technologies Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6  . The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/ M. Peter Thomas

Chief Executive Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Martin S. McDermut, certify that:

1.  I have reviewed this annual report on Form 10-K of Superconductor Technologies Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/ Martin S. McDermut

Chief Financial Officer