Form 10-Q
period 2003-03-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2003-05-13
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003

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

Yes [X]     No [  ]

     As of May 1, 2003 there were 59,823,553 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Disclosure Controls and Procedures.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
SIGNATURES
EXHIBIT 4.26
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 99.1
EXHIBIT 99.2

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 29, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	March 30, 2002	March 29, 2003

Net revenues:
Net commercial product revenues	$3,707,000	$5,121,000
Government and other contract revenues	909,000	2,450,000
Sub license royalties	—	9,000

Total net revenues	4,616,000	7,580,000
Costs and expenses:
Cost of commercial product revenues	4,374,000	4,797,000
Contract research and development	651,000	1,385,000
Other research and development	1,306,000	1,711,000
Selling, general and administrative	4,105,000	7,982,000

Total costs and expenses	10,436,000	15,875,000

Loss from operations	(5,820,000)	(8,295,000)
Interest income	65,000	67,000
Interest expense	(24,000)	(115,000)

Net loss	(5,779,000)	(8,343,000)
Less:
Deemed distribution attributable to the preferred stock beneficial conversion feature	(596,000)	—

Net loss available to common stockholders	($6,375,000)	($8,343,000)

Basic and diluted loss per common share	($0.33)	($0.14)

Weighted average number of common shares outstanding	19,427,091	59,823,553

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	March 29,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,191,000	$12,123,000
Accounts receivable, net	3,405,000	1,728,000
Inventory	6,347,000	7,482,000
Prepaid expenses and other current assets	555,000	484,000

Total current assets	28,498,000	21,817,000
Property and equipment, net of accumulated depreciation of $12,648,000 and $13,201,000, respectively	11,091,000	11,050,000
Patents, licenses and purchased technologies, net of accumulated amortization of $2,368,000 and $2,557,000, respectively	5,141,000	5,087,000
Goodwill	20,107,000	20,107,000
Other assets	489,000	584,000

Total assets	$65,326,000	$58,645,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,888,000	$8,537,000
Accrued expenses	4,557,000	3,942,000
Current portion of capitalized lease obligations and long term debt	1,550,000	1,907,000

Total current liabilities	11,995,000	14,386,000
Capitalized lease obligations and long term debt	573,000	122,000
Other long term liabilities	3,234,000	2,877,000

Total liabilities	15,802,000	17,385,000
Commitments and contingencies-Note 7
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, None issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 59,823,553 shares issued and outstanding	60,000	60,000
Capital in excess of par value	154,744,000	154,823,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(104,460,000)	(112,803,000)

Total stockholders’ equity	49,524,000	41,260,000

Total liabilities and stockholders’ equity	$65,326,000	$58,645,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 30, 2002	March 29, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($5,779,000)	($8,343,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	425,000	745,000
Warrant charges	367,000	—
Amortization of accrued loss on sales contract	(346,000)	—
Changes in assets and liabilities:
Accounts receivable	(1,134,000)	1,677,000
Inventory	(119,000)	(1,135,000)
Prepaid expenses and other current assets	203,000	149,000
Patents and licenses	(25,000)	(134,000)
Other assets	(50,000)	(99,000)
Accounts payable and accrued expenses	1,093,000	1,677,000

Net cash used in operating activities	(5,365,000)	(5,463,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,095,000)	(512,000)

Net cash used for investing activities	(1,095,000)	(512,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(66,000)	(93,000)
Proceeds from sale of common stock and warrants and exercise of stock options	12,460,000	—

Net cash provided by (used in) financing activities	12,394,000	(93,000)

Net increase (decrease) in cash and cash equivalents	(5,934,000)	(6,068,000)
Cash and cash equivalents at beginning of period	15,205,000	18,191,000

Cash and cash equivalents at end of period	$21,139,000	$12,123,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. General

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

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the quarters ended March 30, 2002 and March 29, 2003, government related contracts account for 20% and 32% respectively, of the Company’s net revenues.

          The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows for the periods presented.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 29, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

          During 2002 the Company incurred a net loss of $19,513,000 and negative cash flows from operations of $19,951,000. For the quarter ended March 29, 2003 the Company had a net loss of $8,343,000 and negative cash flows from operations of $5,463,000. The Company needs to significantly increase sales to achieve profitability and positive cash flows. If it is unable to do so, the Company may need additional debt or equity financing. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in the periods ended March 30, 2002 and March 29, 2003.

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

Stock-based Compensation

     As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	March 30,	March 29,
	2002	2003

Net Loss:
As reported	($5,779,000)	($8,343,000)
Pro forma	($6,868,000)	($9,251,000)
Loss per Share:
As reported	($0.33)	($0.14)
Pro forma	($0.35)	($0.15)

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

Segment Information

     The Company operates in a single business segment; the research, development, manufacture, marketing and sale of high temperature superconducting filters and low noise amplifiers and multiplexer products for the wireless communications industry. The Company also markets and sells a multi-carrier power amplifier, a related product manufactured by a third party. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products.

Certain Risks and Uncertainties

     Our two largest commercial customers accounted for 99% and 87% of our net commercial product revenues for the three months ended March 29, 2003 and March 30, 2002, respectively, and 12% and 43% of accounts receivable as of March 29, 2003 and December 31, 2002, respectively.

     The Company currently purchases substrates for growth of high-temperature superconductor films from one supplier because of the quality of its substrates.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

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

     In November 2002, the FASB issued FASB Interpretation Number 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies, “ relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective on January 1, 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows for the period ended March 29, 2003.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective January 1, 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows for the period ended March 29, 2003.

Note 3-Acquisition of Conductus, Inc.

     On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. (“Conductus”). Conductus developed, manufactured, and marketed electronic components and systems based on superconductors for application in telecommunications markets and in defense, intelligence and law enforcement markets. The results of Conductus’ operations have been included in the consolidated financial statements for periods subsequent to the acquisition.

The following unaudited proforma information presents certain operating results as if the acquisition had taken place on January 1, 2002:

Three Months
Ended March 30,
2002

Revenue	$6,583,000
Net loss	(9,633,000)

Three Months
Ended March 30,
2002

Net loss available to common stockholders	(10,229,000)
Net loss per share	$(0.31)

     These proforma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of purchased technology and lower depreciation expense resulting from lower fixed assets costs. The proforma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at January 1, 2002 or those of future periods.

4. Short Term Borrowings

          On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.25% at March 29, 2003) plus 2.50% subject to a minimum monthly charge and the agreement terminates on April 1, 2004.

          Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. In connection with this agreement the Company issued seven year warrants for the purchase of 94,340 shares of common stock at $1.06 per share. The fair value of the warrants issued in connection with this agreement was calculated using the Black-Scholes option pricing model utilizing a volatility factor of 115%, risk-free interest rate of 3.46% and expected life of 7 years. The value is accounted for as debt issuance costs and amortized over the term of the agreement.

5. Stockholders’ Equity

          During the three months ended March 29, 2003, the Company (i) issued options to purchase 718,093 shares of common stock under the Company’s stock option plans and (ii) cancelled options in connection with employment terminations to purchase 138,915 shares of common stock. No options were exercised during this period. At March 29, 2003, options to purchase 5,386,325 shares of common stock were issued and outstanding under the Company’s stock option plans. The outstanding options expire by the end of March 2013. The exercise prices for these options range from $1.00 to $49.38 per share, for an aggregate exercise price of approximately $43 million. At March 29, 2003, there were 379,804 shares of common stock available for granting future options.

     The following is a summary of outstanding warrants at March 29, 2003:

	Number of Common
	Shares

		Currently	Price per
	Total	Exercisable	Share	Expiration Date

Warrant related to issuance of Series E preferred stock	1,151,819	1,151,819	$19.53	September 29, 2005
Warrants related to issuance of common stock	770,714	770,714	5.50	March 10, 2007
	5,274,240	—	1.19	December 17, 2007
Warrants related to bank borrowings	62,500	62,500	3.00	June 18, 2004
	33,333	33,333	3.00	December 1, 2004
	27,692	27,692	3.25	January 12, 2005
	94,340	94,340	1.06	March 28, 2010
Warrants related to sales agreements	1,000,000	436,980	4.00	August 27, 2004

	Number of Common
	Shares

		Currently	Price per
	Total	Exercisable	Share	Expiration Date

Warrants assumed in connection with the Conductus, Inc. acquisition	71,303	71,303	4.50	September 1, 2003
	219,690	219,690	6.667	December 1, 2004
	72,756	72,756	22.383	August 1, 2005
	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

6. Warrants Issued To U. S. Cellular

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

          In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three months ended March 30, 2002, $346,000 of this reserve was amortized against the cost of product delivered under this purchase order. Deliveries under this purchase order were completed during fiscal 2002.

          As of March 29, 2003, U.S. Cellular has 563,020 unvested warrants that can be earned from future product orders through August 27, 2004. In each period in which these remaining warrants are earned, a non-cash charge will be recorded for the fair market value of the warrants shares earned or vested in the period.

7. Legal Proceedings

          The Company is engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.

          On April 3, 2003, the jury returned a unanimous verdict that our SuperFilter III product does not infringe, and that ISCO’s patent is invalid and unenforceable. The jury also awarded the Company $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent. The award will only be recognized as income if and when received.

          On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the Court to award the Company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the Court to overturn the verdict and grant a new trial. Further briefing on both motions will be filed in early May 2003. It is not known when the Court will rule on either motion.

          Litigation expenses on the ISCO matter totaled $4,034,000 for the three months ended March 29, 2003, and $818,000 in the three-month period ended March 30, 2002.

8. Earnings Per Share

          The computation of per share amounts for the three months ended March 29, 2003 and March 30, 2002 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 15,265,712 and 6,168,508 shares of common stock during the three months ended March 29, 2003 and March 30, 2002, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,929,563 shares of common stock was also not considered in the computation of diluted earnings per share for the three months ended March 30, 2002 because their inclusion would also be antidilutive.

9.     Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance sheet data:

	December 31,
	2002	March 29, 2003

Accounts receivable:
Accounts receivable-trade	$1,592,000	$586,000
U.S. government accounts receivable-billed	1,692,000	1,203,000
U.S. government accounts receivable-unbilled	179,000	—
Less: allowance for doubtful accounts	(58,000)	(61,000)

	$3,405,000	$1,728,000

Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

Inventories:
Raw materials	$1,841,000	$1,283,000
Work-in-process	3,143,000	4,248,000
Finished goods	2,013,000	2,685,000
Less inventory reserve	(650,000)	(734,000)

	$6,347,000	$7,482,000

Property and Equipment:
Equipment	$18,315,000	$18,772,000
Leasehold improvements	5,016,000	5,063,000
Furniture and fixtures	408,000	416,000

	23,739,000	24,251,000
Less: accumulated depreciation and amortization	(12,648,000)	(13,201,000)

	$11,091,000	$11,050,000

At December 31, 2002 and March 29, 2003, equipment includes $1,448,000 of assets financed under capital lease arrangements, net of $1,090,000 and $1,132,000 of accumulated amortization, respectively. Depreciation expense amounted to $357,000 and $553,000 for the quarter ended March 30, 2002 and March 29, 2003, respectively.

Patents and Licenses
Patents pending	$599,000	$699,000
Patents issued	964,000	998,000
Less accumulated amortization	(268,000)	(282,000)

Net patents issued	696,000	716,000

Licenses	2,746,000	2,746,000
Less accumulated amortization	(2,081,000)	(2,141,000)

Net licenses	665,000	605,000

Purchased technology	3,200,000	3,200,000
Less accumulated amortization	(19,000)	(133,000)

Net purchased technology	3,181,000	3,067,000

	$5,141,000	$5,087,000

Amortization expense related to these items totaled $68,000 and $189,000 the quarters ended March 30, 2002 and March 29, 2003, respectively and is expected to total $749,000 in 2003, $760,000 in 2004 and $774,000 in each of the years 2005, 2006 and 2007.

Accrued Expenses and Other Long Term Liabilities
Compensation related	$1,053,000		$1,586,000
Warranty reserve	351,000		369,000
Unfavorable lease costs	1,140,000	(1)	1,065,000	(1)
Lease abandonment costs	1,995,000	(1)	1,843,000	(1)
Product line exit costs	1,042,000	(1)	1,010,000	(1)
Severance costs	1,600,000	(1)	535,000	(1)
Other	610,000		411,000

	7,791,000		6,819,000
Less current portion	(4,557,000)		(3,942,000)

Long term portion	$3,234,000		$2,877,000

(1) Amounts are related to the acquisition of Conductus, Inc. on December 18, 2002.

Warranty Reserve Activity
Beginning balance	$242,000	$351,000
Additions	340,000	35,000
Deductions	(231,000)	(17,000)

Ending balance	$351,000	$369,000

Supplemental schedule of non-cash financing activities:

Equity issuance costs not yet paid	$203,000	$—

Issuance of warrants in connection with debt agreement	$—	$78,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          We develop, manufacture and market high performance wireless infrastructure products to commercial service providers, systems integrators and original equipment manufacturers as well as government entities. Our products, known commercially as SuperLink™ Solutions, maximize the performance of wireless networks by improving the quality of “uplink” signals from subscriber terminals (wireless handsets or mobile wireless devices) to network base stations and of “downlink” signals from network base stations to subscriber terminals. These premium products are built around our flagship product family, SuperLink™ Rx, and work in concert to provide Total Link™ Enhancement, combining the benefits of our complementary solutions to meet the growing demand of the wireless telecommunications industry for improved capacity, reduced interference, and greater coverage for their network base stations.

          SuperLink Solutions consist of three unique product families: SuperLink™ Rx, SuperLink™ Tx and SuperPlex™. Together, these solutions enable service providers to improve network performance while reducing capital and operating costs. Service providers also realize enhanced revenues as subscribes experience fewer dropped and blocked calls and better overall call quality.

•	SuperLink Rx. In order to receive uplink signals from wireless terminals, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer SuperLink Rx. Deployed in base stations, these products combine specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier. The result is the ultimate uplink, a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx products thereby offer significant advantages over conventional filter systems.

•	SuperLink Tx. Wireless networks also suffer from insufficient transmit power on the downlink signal path. This is particularly true after the uplink has been improved by using SuperLink Rx. In this situation, operators can achieve superior downlink performance from SuperLink Tx, a family of compact, robust, and technologically advanced multi-carrier high-power amplifiers.

•	SuperPlex. For antenna sharing without compromise, we offer SuperPlex, a line of multiplexers that provide extremely low insertion loss and excellent cross-band isolation.

     Our government products utilize many of the same advanced technologies as found in our SuperLink Rx products for commercial wireless networks. Government products are tailored to the specialized needs of individual government customers yet a significant percentage of these products are based on common platforms to allow for improved economies of scale.

•	From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx family of products in 1997 and shipped 438 units in 2001 and 927 units in 2002. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $113 million from inception to March 29, 2003.

          On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. The results of Conductus, Inc. are included in the consolidated financial statement for periods following its acquisition.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, contingencies and restructuring reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     In connection with the acquisition of Conductus we recognized $20 million of goodwill. The first time this goodwill will be tested for impairment will be in the fourth quarter of 2003 unless required earlier. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	March 30,	March 29,
	2002	2003

Net Loss:
As reported	($5,779,000)	($8,343,000)
Pro forma	($6,868,000)	($9,251,000)
Loss per Share:
As reported	($0.33)	($0.14)
Pro forma	($0.35)	($0.15)

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

Backlog

          Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at March 29, 2003 to be $4.5 million, as compared to $1.4 million at December 31, 2002.

Results of Operations

Quarter ended March 29, 2003 as compared to the quarter ended March 30, 2002.

          On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. Therefore, the results of Conductus, Inc. are included in the consolidated financial statements for the quarter ended March 29, 2003 and not in the quarter ended March 30, 2002.

          Total net revenues increased by $3.0 million, or 64%, from $4.6 million for the quarter ended March 30, 2002 to $7.6 million for the quarter ended March 29, 2003. The increase is primarily due to higher commercial product revenues and higher contract sales.

          Our commercial revenue is generated from (i) the sales of our SuperFilter product line which combines specialized superconducting RF filters with a proprietary cryogenic cooler (and, in most cases, a low noise amplifier) in highly compact systems and (ii) starting in February 2001, from the sales of our new multiplexer product line. Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. The following table summarizes the calculation of net commercial product revenue for 2003 and 2002:

	Quarter Ended

	March 30,	March 29,
Dollars in thousands	2002	2003

Gross commercial product sales proceeds	$4,103	$5,178
Less allocation of proceeds to warrants issued to U.S. Cellular	(367)	—
Less sales discounts	(29)	(57)

Net commercial product revenues	$3,707	$5,121

          For the quarter ended March 29, 2003, net commercial product revenues increased to $5.1 million from $3.7 million in the same period last year, an increase of $1.4 million, or 38%. This increase is the result of higher sales of our SuperFilter products, a shift in the product mix toward higher-priced SIX-Pak units, increased sales of our duplexer product and the decrease in the amount of sales proceeds allocated to warrants partially offset by lower average selling prices. The increase in gross commercial product sales proceeds was partially offset by $367,000 in 2002 to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 99% of our net commercial revenues in 2003 and 87% in 2002.

          In 2003, government and other contract revenues totaled $2.5 million as compared to $909,000 in the same period last year, or an increase of $1.5 million. The increase is attributable the acquisition of Conductus.

          Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $4.8 million for the quarter ended March 29, 2003 as compared to $4.4 million in the same period last year.This increase resulted from increased unit shipments, higher costs associated with ramping up the Company’s manufacturing capacity and amortization of the accrued loss relating to the U.S. Cellular contract in 2002, partially offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies. Cost of commercial product revenues for the quarter ended March 30, 2002 was reduced by amortization credits of $346,000 relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. Excluding these amortization credits, the cost of commercial revenues for 2002 totaled $4.7 million

          For the quarter ended March 29, 2003, we generated positive gross margins of $324,000 from net commercial sales of $5.1 million as compared to a negative gross margin of $667,000 for the quarter ended March 30, 2002. . Based on current prices and forecasted product mix and costs, we expect to continue to achieve positive commercial gross margins for the remainder of fiscal 2003.

          Contract research and development expenses totaled $1.4 million in the quarter ended March 29, 2003 as compared to $651,000 in the prior year period. This increase results from the increased government and other contract activities resulting from the acquisition of Conductus.

          Other research and development expenses relate to development of our commercial products. These expenses totaled $1.7 million in the quarter ended March 29, 2003 as compared to $1.3 million in the prior year. The increase results from increased commercial development efforts.

          Selling, general and administrative expenses totaled $8.0 million in quarter ended March 29, 2003 as compared to $4.1 million in comparable period last year. This increase results primarily from increased domestic and international marketing and sales efforts, increased ISCO litigation expenses and the addition of Conductus expenses which totaled $385,000. ISCO litigation expenses totaled $4.0 million for 2003 as compared to $818,000 in 2002.

          On April 3, 2003, the jury returned a unanimous verdict that ISCO’s patent is invalid and unenforceable. The jury also awarded STI $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent. The damages award will be recognized as income if and when received. Litigation expenses relating to this matter are expected to decrease significantly in the second quarter of 2003.

          On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the Court to award the Company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the Court to overturn the verdict and grant a new trial. Further briefing on both motions will be filed in early May 2003. It is not known when the Court will rule on either motion.

          Interest income in the quarter ended March 29, 2003 is comparable to the prior year.

          Interest expense in the current quarter in 2003 has increased as compared to the prior year due to interest being recognized for accounting purposes due to certain liabilities being recorded at their net present value in connection with the Conductus acquisition.

          We had a net loss of $8.3 million in the first quarter of 2003 as compared to $5.8 million in same period last year.

          The net loss available to common shareholders totaled $8.3 million in the quarter ended March 29, 2003, or $0.14 per common share, as compared to $6.4 million, or $0.33 per common share in the same period last year. The amounts for 2002 include a $596,000 non-cash deemed distribution on preferred stock.

Liquidity and Capital Resources

          Cash and cash equivalents decreased by $6.1 million from $18.2 million at December 31, 2002 to $12.1 million at March 29, 2003.

          Cash used in operations totaled $5.5 million in the first quarter of 2003. We used $7.6 million to fund the cash portion of our net losses. We also used cash to fund a $1.4 million increase in inventory, patents and licenses and other assets. Cash generated from the decrease in accounts receivable and increase in accounts payable and other accrued expenses totaled $3.5 million. Since a significant portion of our payables relate to the recently completed ISCO litigation we do not expect accounts payable and other accrued liabilities to increase at the same rate for the remainder of 2003.

          Net cash used in investing activities totaled $512,000 in the first quarter of 2003 and primarily related to the purchase of manufacturing equipment and facilities improvements. .

          Net cash used in financing activities totaled $93,000 in the first quarter of 2003 and related to the pay down of capital lease obligations.

          On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.25% at March 29, 2003) plus 2.50% subject to a minimum monthly charge and the agreement terminates April 1, 2004.

          Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. In connection with this agreement the Company issued seven year warrants for the purchase of 94,340 shares of common stock at $1.06 per share.

          At March 29, 2003, we had the following cash commitments:

		Payments Due
		by Period

Contractual
Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$380,000	$239,000	$110,000	$31,000	—
Principal and interest payments on subordinated note payable	1,760,000	1,760,000	—	—	—
Operating leases	14,064,000	2,342,000	4,473,000	2,394,000	$4,855,000
Minimum license commitment	587,000	100,000	200,000	200,000	87,000
Fixed asset purchase commitments	841,000	841,000	—	—	—

Total contractual cash obligations	$17,632,000	$5,282,000	$4,783,000	$2,625,000	$4,942,000

          Additionally, we plan to invest an additional $2.0-$2.5 million in fixed assets during 2003 to continue to expand manufacturing ability. With our present SuperFilter product mix, we have the ability to manufacture about 600 units per quarter and have the ability to easily expand that capacity to 1,000 units per quarter. In addition, we expect that sales will continue to increase which will result in higher inventory and accounts receivable balances being maintained. Although revenues are expected to increase in 2003, through March 2003 the Company has continued to incur losses. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

          Based on current forecasts, STI believes it will have sufficient resources to fund normal operations until it reaches profitability expected later this year. We need to significantly increase sales to achieve profitability and positive cash flows. If we are unable to do so, we may need additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

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

Future Accounting Requirements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

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

In November 2002, the FASB issued FASB Interpretation Number 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies, “ relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective on January 1, 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows for the periods ended March 29, 2003.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective January 1, 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows for the periods ended March 29, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There was no material change in our exposure to market risk at March 29, 2003 as compared with our market risk exposure on December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” in our 2002 Annual Report on Form 10K.

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

        Please read Exhibit 99 to our report on Form 10-K for the year ended December 31, 2002 entitled “Disclosure Regarding Forward-Looking Statements” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          We are engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly owned subsidiary, Conductus, Inc., another company involved in the high-temperature superconducting industry. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.

          On April 3, 2003, the jury returned a unanimous verdict that our SuperFilter III product does not infringe, and that ISCO’s patent is invalid and unenforceable. The jury also awarded STI $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent.

          On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the Court to award the Company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the Court to overturn the verdict and grant a new trial. Further briefing on both motions will be filed in early May 2003. It is not known when the Court will rule on either motion.

Item 6. Exhibits and Reports on Form 8-K

(a)

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (15)

3.3	Bylaws of the Registrant (9)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (15)

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (15)

4.1	Form of Common Stock Certificate (1)

4.2	Third Amended and Restated Stockholders Rights Agreement (9)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (9)

4.4	Registration Rights Agreement to United States Cellular Corporation (10)

4.5	Form of Warrant to United States Cellular Corporation (10)

4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (12)

4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (12)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (13)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (13)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.13	Registration Rights Agreement, dated March 6, 2002 (16)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (16)

4.15	Registration Rights Agreement dated October 10, 2002 (18)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (18)

Number	Description of Document

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (7)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (21)

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (21)

4.20	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc. (22) *

4.21	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (22) *

4.22	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (23)

4.23	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (23)

4.24	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (24)

4.25	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (24)

4.26	Form of Warrant to Purchase Common Stock dated March 28, 2003, 2003 issued to Silicon Valley Bank (25)

10.1	Technical Information Exchange Agreement between the Registrant and Philips dated September 1989 (2)

10.2	1992 Director Option Plan (2)

10.3	Form of Indemnification Agreement (2)

10.4	License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended (2)

10.5	1992 Stock Option Plan (2)

10.6	Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(2)

10.7	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992 (2)*

10.8	Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991(2)

10.9	License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992 (2) *

10.10	Superconductor Technologies Inc. Purchase Agreement (3) *

10.11	Form of Distribution Agreement (4)

10.12	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (4)

10.13	Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996 (5) *

10.14	Employment Offer Letter to M. Peter Thomas dated April 3, 1997 (6)

10.15	Employment Agreement with E. Ray Cotten dated July 1, 1997 (7)

10.16	PNC Bank, National Association Credit Agreement (9)

10.17	1999 Stock Option Agreement (11)

10.18	Second Amendment to Credit Agreement dated January 12, 2000 between Registrant and PNC Bank (12)

10.19	Third Amendment to Credit Agreement dated March 29, 2000 between Registrant and PNC Bank (17)

10.20	Fourth Amendment to Credit Agreement dated December 21, 2000 between Registrant and PNC Bank (17)

10.21	1998 Stock Option Plan (14)

10.22	Employment Agreement with M. Peter Thomas dated January 1, 2001 (15)

10.23	Promissory Note with M. Peter Thomas dated April 9, 2001 (15)

Number	Description of Document

10.24	Securities Purchase Agreement, dated March 6, 2002 (16)

10.25	Agreement Concerning Additional Investors, dated March 8, 2002 (16)

10.26	Letter Agreement dated September 29, 2002 between Superconductor and RGC International Investors, LPC (18)

10.27	Subordinated Promissory Note dated September 30, 2002 issued to RGC International Investors, LPC (18)

10.28	Form of Change in Control Agreement dated October 10, 2002 (20)

10.29	Charles E. Shalvoy Change in Control Agreement dated October 10, 2002 (20)

10.30(a)	Securities Purchase Agreement dated October 20, 2002 (19)

10.30(b)	Supplement to Securities Purchase Agreement dated October 28, 2002 for additional investment (20)

10.31	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.32	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.33	Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001 (20)

10.34	Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000 (20)

10.35	Purchase Contract, dated as of August 7, 2000, between Condutus and Dobson Cellular Systems, Inc.

10.36	Form of Change of Control Agreement dated March 28, 2003(25)

10.37	Accounts Receivable Purchases Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank(25)

10.38	Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank(25)

10.39	Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002(25)

99.1	Statement Pursuant to 906 of the Sarbanes-Oxley Act of 2002

99.2	Statement Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(2)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-10569).

(6)
Incorporated by reference from the Registrant’s Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-Q.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December

31, 1999.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 4, 2000.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606).

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 14, 2002.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(21)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(23)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(24)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1999 filed with the SEC on March 30, 2000.

(25)	Filed herewith.

* Confidential treatment has been previously granted for certain portions of these exhibits.

(b)	Reports on Form 8-K.

          We did not file any reports on Form 8-K during the quarter ended March 29, 2003. We filed the following reports on Form 8-K subsequent to the quarter ended March 29, 2003 and prior to the date hereof:

•	April 2, 2003 - Announcing fourth quarter and year-end 2002 results.

•	April 8, 2003 - Announcing that a jury returned a unanimous verdict that ISCO patent in invalid and unenforceable and awards Company $3.8 million compensatory damages.

•	April 10, 2003 - Announcing preliminary first quarter 2003 revenues.

•	April 30, 2003 - Announcing our first quarter 2003 results

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 13, 2003	/s/ Martin S. McDermut

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Martin S. McDermut

Martin S. McDermut
Senior Vice President, Chief Financial Officer and Secretary