Form 10-Q
period 2003-06-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2003-08-11
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________to________

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

Yes  [X]   No [  ]

As of August 1, 2003 there were 64,939,831 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 28, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net revenues:
Net commercial product revenues-Note 6	$5,275,000	$8,939,000	$8,982,000	$14,060,000
Government and other contract revenues	785,000	2,292,000	1,694,000	4,742,000
Sub license royalties	10,000	32,000	10,000	41,000

Total net revenues	6,070,000	11,263,000	10,686,000	18,843,000
Costs and expenses:
Cost of commercial product revenues-Note 6	6,000,000	6,503,000	10,374,000	11,300,000
Contract research and development	549,000	1,548,000	1,200,000	2,933,000
Other research and development	1,414,000	1,606,000	2,720,000	3,317,000
Selling, general and administrative	4,151,000	4,580,000	8,256,000	12,562,000

Total costs and expenses	12,114,000	14,237,000	22,550,000	30,112,000

Loss from operations	(6,044,000)	(2,974,000)	(11,864,000)	(11,269,000)
Interest income	82,000	36,000	147,000	103,000
Interest expense	(20,000)	(123,000)	(44,000)	(238,000)

Net loss	(5,982,000)	(3,061,000)	(11,761,000)	(11,404,000)
Less:
Deemed distribution attributable to the preferred stock beneficial conversion feature	(590,000)	—	(1,186,000)	—

Net loss available to common stockholders	($6,572,000)	($3,061,000)	($12,947,000)	($11,404,000)

Basic and diluted loss per common share	($0.29)	($0.05)	($0.62)	($0.19)

Weighted average number of common shares outstanding	22,318,526	60,048,444	20,946,015	59,937,883

See accompanying notes to the financial statements

SUPERCONDUCTOR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	December 31,	June 28,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,191,000	$16,772,000
Accounts receivable, net	3,405,000	3,518,000
Inventory	6,347,000	8,589,000
Prepaid expenses and other current assets	555,000	810,000

Total current assets	28,498,000	29,689,000
Property and equipment, net of accumulated depreciation of $12,648,000 and $13,789,000, respectively	11,091,000	11,563,000
Patents, licenses and purchased technologies, net of accumulated amortization of $2,368,000 and $2,746,000, respectively	5,141,000	4,972,000
Goodwill	20,107,000	20,107,000
Other assets	489,000	614,000

Total assets	$65,326,000	$66,945,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,616,000
Accounts payable	5,888,000	8,465,000
Accrued expenses	4,557,000	4,165,000
Current portion of capitalized lease obligations and long term debt	1,550,000	1,553,000

Total current liabilities	11,995,000	15,799,000
Capitalized lease obligations and long term debt	573,000	107,000
Other long term liabilities	3,234,000	2,772,000

Total liabilities	15,802,000	18,678,000
Commitments and contingencies-Note 7
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, None issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 53,823,553 and 64,939,831 shares issued and outstanding, respectively	60,000	65,000
Capital in excess of par value	154,744,000	164,886,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(104,460,000)	(115,864,000)

Total stockholders’ equity	49,524,000	48,267,000

Total liabilities and stockholders’ equity	$65,326,000	$66,945,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 29, 2002	June 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($11,761,000)	($11,404,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	884,000	1,521,000
Warrant charges	1,024,000	—
Amortization of accrued loss on sales contract	(913,000)	—
Changes in assets and liabilities:
Accounts receivable	(549,000)	(113,000)
Inventory	150,000	(2,242,000)
Prepaid expenses and other current assets	(59,000)	(176,000)
Patents and licenses	(141,000)	(209,000)
Other assets	(35,000)	(129,000)
Accounts payable, accrued expenses and other long-term liabilities	2,754,000	1,723,000

Net cash used in operating activities	(8,646,000)	(11,029,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,216,000)	(1,612,000)
Other	(300,000)	—

Net cash used for investing activities	(3,516,000)	(1,612,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	—	1,616,000
Payments on long-term obligations	(135,000)	(463,000)
Proceeds from sale of common stock and warrants and exercise of stock options	12,204,000	10,069,000

Net cash provided by financing activities	12,069,000	11,222,000

Net decrease in cash and cash equivalents	(93,000)	(1,419,000)
Cash and cash equivalents at beginning of period	15,205,000	18,191,000

Cash and cash equivalents at end of period	$15,112,000	$16,772,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. General

     Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s principal commercial product, the SuperLink™ Rx incorporates patented high-temperature superconductor (HTS) technology to create a cryogenic receiver front-end (CRFE) used by wireless operators to enhance network performance while reducing capital and operating costs. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx (then known as the SuperFilter®) in 1997 and shipped 393 units in 2000, 438 in 2001 and 927 units in 2002.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the six months ended June 29, 2002 and June 28, 2003, government related contracts account for 16% and 25% respectively, of the Company’s net revenues.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 28, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

     During 2002 the Company incurred a net loss of $19,513,000 and negative cash flows from operations of $19,951,000. For the six months ended June 28, 2003 the Company had a net loss of $11,404,000 and negative cash flows from operations of $11,029,000. The Company needs to significantly increase sales to achieve profitability and positive cash flows. If it is unable to do so, the Company may need additional debt or equity financing. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process and whenever events or circumstances occur which might indicate that goodwill is impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in the periods ended June 29, 2002 and June 28, 2003.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the three months ended		For the six months ended

	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net Loss:
As reported	($5,982,000)	($3,061,000)	($11,761,000)	($11,404,000)
Pro forma	($7,056,000)	($4,088,000)	($13,924,000)	($13,339,000)
Loss per Share:
As reported	($0.29)	($0.05)	($0.62)	($0.19)
Pro forma	($0.32)	($0.07)	($0.66)	($0.22)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs in connection with the Conductus acquisition, income taxes and disclosures related to the litigation with ISCO International, Inc. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Certain Risks and Uncertainties

     Our two largest commercial customers accounted for 94% and 92% of our net commercial product revenues for the six months ended June 28, 2003 and June 29, 2002, respectively, and 46% and 43% of total accounts receivable as of June 28, 2003 and December 31, 2002, respectively.

     The Company currently purchases substrates for growth of high-temperature superconductor films from one supplier because of the quality of its substrates.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS no. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 will not have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS Bo. 150 changes the accounting guidance for certain financial instruments that, under previously guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial position, results of operations or cash flows.

Note 3. Acquisition of Conductus, Inc.

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

The following unaudited proforma information presents certain operating results as if the acquisition had taken place on January 1, 2002:

	Three Months	Six Months Ended
	Ended June 29, 2002	June 29, 2002

Revenue	$7,664,000	$14,247,000
Net loss	(11,334,000)	(20,967,000)
Net loss available to common stockholders	(11,924,000)	(22,153,000)
Net loss per share	$(0.33)	$(0.64)

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

4. Short Term Borrowings

     On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.25% at June 28, 2003) plus 2.50% subject to a minimum monthly charge and the agreement terminates on April 1, 2004. Outstanding amounts under this borrowing facility at June 28, 2003 totaled $1,616,000,

     Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. In connection with this agreement the Company issued seven year warrants for the purchase of 94,340 shares of common stock at $1.06 per share and were valued at $78,000. The fair value of the warrants issued in connection with this agreement was calculated using the Black-Scholes option pricing model utilizing a volatility factor of 115%, risk-free interest rate of 3.46% and expected life of 7 years. The value is accounted for as debt issuance costs and amortized over the term of the agreement.

5. Stockholders’ Equity

     Common Stock. In June 2003 the Company raised net proceeds of $10,069,000 from the private sale of 5,116,278 shares of common stock at $2.15 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 1,279,069 shares of common stock exercisable at $2.90 per share. The warrants become exercisable after December 24, 2003.

     This transaction caused the exercise price and the number of shares of the warrants under the Series E Convertible Preferred Stock to be adjusted to $19.28 and 1,116,477, respectively.

     Stock Options. During the six months ended June 28, 2003, the Company (i) issued options to purchase 2,944,307 shares of common stock under the Company’s stock option plans and (ii) cancelled options in connection with employment terminations to purchase 198,940 shares of common stock. No options were exercised during this period. At June 28, 2003, options to purchase 7,552,711 shares of common stock were issued and outstanding under the Company’s stock option plans. The outstanding options expire by the end of June 2013. The exercise prices for these options range from $0.83 to $49.38 per share, for an aggregate exercise price of approximately $48 million. At June 28, 2003, there were 3,801,636 shares of common stock available for granting future options.

     The following is a summary of outstanding warrants at June 28, 2003:

	Number of Common Shares

		Currently	Price per
	Total	Exercisable	Share	Expiration Date

Warrant related to issuance of Series E preferred stock	1,166,477	1,166,477	$19.28	September 29, 2005
Warrants related to issuance of common stock	770,714	770,714	5.50	March 10, 2007
	5,274,240	5,274,240	1.19	December 17, 2007
	1,279,069	—	2.90	June 24, 2008
Warrants related to bank borrowings	62,500	62,500	3.00	June 18, 2004
	33,333	33,333	3.00	December 1, 2004
	27,692	27,692	3.25	January 12, 2005
	94,340	94,340	1.06	March 28, 2010
Warrants related to sales agreements	1,000,000	440,268	4.00	August 27, 2004
Warrants assumed in connection with the Conductus, Inc. acquisition	71,303	71,303	4.50	September 1, 2003

Number of Common Shares

	Currently	Price per
Total	Exercisable	Share	Expiration Date

219,690	219,690	6.667	December 1, 2004
72,756	72,756	22.383	August 1, 2005
1,095,000	1,095,000	4.583	September 27, 2007
6,000	6,000	31.25	September 1, 2007

6. Warrants Issued To U. S. Cellular

     In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperLink Rx systems purchased from the Company. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes proceeds from sales to U.S. Cellular under this agreement were initially allocated between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues.

     In September 2000, the Company received a $7.8 million non-cancelable purchase order from U.S. Cellular for SuperLink Rx systems to be shipped over the next nine quarters. In consideration for the purchase order, the Company amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and U.S. Cellular has no other obligations to the Company.

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and was recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperLink Rx systems are shipped under this purchase order, the related sales proceeds are allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During the three and six months ended June 29, 2002 sales proceeds of $657,000 and $1,024,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $246,000 and $378,000, respectively, were recorded as commercial product revenues.

     In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three and six months ended June 29, 2002, $568,000 and 913,000, respectively, of this reserve was amortized against the cost of product delivered under this purchase order. Deliveries under this purchase order were completed during fiscal 2002.

     As of June 28, 2003, U.S. Cellular has 559,732 unvested warrants that can be earned from future product orders through August 27, 2004. In each period in which these remaining warrants are earned, a non-cash charge will be recorded for the fair market value of the warrants shares earned or vested in the period.

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

     On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the Court to award the Company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the Court to overturn the verdict and grant a new trial. The parties filed further briefs on both motions in May 2003. The Company does not know when the Court will rule on these motions.

     Litigation expenses on the ISCO matter totaled $660,000 and $4,694,000, respectively, for the three and six month periods ended June 28, 2003, and $960,000 and $1,800,000, respectively, in the three and six month periods ended June 29, 2002.

8. Earnings Per Share

     The computation of per share amounts is based on the average number of common shares outstanding for the period. Options and warrants to purchase 18,725,825 and 6,275,081 shares of common stock during the three and six months ended June 28, 2003 and June 29, 2002, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,284,089 shares of common stock was also not considered in the computation of diluted earnings per share for the three and six months ended June 29, 2002 because their inclusion would also be antidilutive.

9. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance sheet data:

	December 31, 2002	June 28, 2003

Accounts receivable:
Accounts receivable-trade	$1,592,000	$2,226,000
U.S. government accounts receivable-billed	1,692,000	1,356,000
U.S. government accounts receivable-unbilled	179,000	—
Less: allowance for doubtful accounts	(58,000)	(64,000)

	$3,405,000	$3,518,000

Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

	December 31, 2002	June 28, 2003

Inventories:
Raw materials	$1,841,000	$1,522,000
Work-in-process	3,143,000	4,708,000
Finished goods	2,013,000	3,077,000
Less inventory reserve	(650,000)	(718,000)

	$6,347,000	$8,589,000

Property and Equipment:
Equipment	$18,315,000	$19,777,000
Leasehold improvements	5,016,000	5,152,000
Furniture and fixtures	408,000	423,000

	23,739,000	25,352,000
Less: accumulated depreciation and amortization	(12,648,000)	(13,789,000))

	$11,091,000	$11,563,000

At December 31, 2002 and June 28, 2003, equipment includes $1,448,000 of assets financed under capital lease arrangements, net of $1,090,000 and $1,227,000 of accumulated amortization, respectively. Depreciation expense amounted to $553,000 and $1,141,000 for the three and six months ended June 28, 2003, respectively. Depreciation expense amounted to $390,000 and $747,000 for the three and six months ended June 29, 2002, respectively.

	December 31, 2002	June 28, 2003

Patents and Licenses
Patents pending	$599,000	$752,000

Patents issued	964,000	1,022,000
Less accumulated amortization	(268,000)	(299,000)

Net patents issued	696,000	723,000

Licenses	2,746,000	2,746,000
Less accumulated amortization	(2,081,000)	(2,201,000)

Net licenses	665,000	545,000

Purchased technology	3,200,000	3,200,000
Less accumulated amortization	(19,000)	(248,000)

Net purchased technology	3,181,000	2,952,000

	$5,141,000	$4,972,000

Amortization expense related to these items totaled $189,000 and $380,000 for the three and six months ended June 28, 2003, respectively. Amortization expense related to these items totaled $68,000 and $131,000 for the three and six months ended June 29, 2002, respectively. Amortization expenses are expected to total $749,000 in 2003, $760,000 in 2004 and $774,000 in each of the years 2005, 2006 and 2007.

	December 31, 2002		June 28, 2003

Accrued Expenses and Other Long Term Liabilities
Compensation related	$1,053,000		$1,548,000
Warranty reserve	351,000		414,000
Unfavorable lease costs	1,140,000	(1)	986,000	(1)
Lease abandonment costs	1,995,000	(1)	1,685,000	(1)
Product line exit costs	1,042,000	(1)	977,000	(1)
Severance costs	1,600,000	(1)	509,000	(1)
Other	610,000		818,000

	7,791,000		6,937,000
Less current portion	(4,557,000)		(4,165,000)

Long term portion	$3,234,000		$2,772,000

(1)	Amounts are related to the acquisition of Conductus, Inc. on December 18, 2002.

	For the Six Months Ended

	June 29, 2002	June 28, 2003

Warranty Reserve Activity
Beginning balance	$242,000	$351,000
Additions	143,000	95,000
Deductions	(91,000)	(32,000)

Ending balance	$294,000	$414,000

	For the Six Months Ended

	June 29, 2002	June 28, 2003

Supplemental schedule of non-cash financing activities:
Equity issuance costs not yet paid	$203,000	$—

Issuance of warrants in connection with debt agreement	$—	$78,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We develop, manufacture and market high performance wireless infrastructure products to commercial service providers, systems integrators and original equipment manufacturers as well as government entities. Our products, known commercially as SuperLink™ Solutions, maximize the performance of wireless networks by improving the quality of “uplink” signals from subscriber terminals (wireless handsets or mobile wireless devices) to network base stations and of “downlink” signals from network base stations to subscriber terminals. These premium products are built around our flagship product family, SuperLink™ Rx, and work in concert to provide Total LinkSM Enhancement, combining the benefits of our complementary solutions to meet the growing demand of the wireless telecommunications industry for improved capacity, reduced interference, and greater coverage for their network base stations.

     SuperLink Solutions consist of three unique product families: SuperLink™ Rx, SuperLink™ Tx and SuperPlex™. Together, these solutions empower service providers to do “more with less” by improving network performance while reducing capital and operating costs. Service providers also realize enhanced revenues as subscribers experience fewer dropped and blocked calls and better overall call quality.

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

•	From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx family of products in 1997 and shipped 438 units in 2001 and 927 units in 2002. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $116 million from inception to June 28, 2003.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the three months ended		For the six months ended

	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net Loss:
As reported	($5,982,000)	($3,061,000)	($11,761,000)	($11,404,000)
Pro forma	($7,056,000)	($4,088,000)	($13,924,000)	($13,339,000)
Loss per Share:
As reported	($0.29)	($0.05)	($0.62)	($0.19)
Pro forma	($0.32)	($0.07)	($0.66)	($0.22)

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

Backlog

     Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at June 28, 2003 to be $7.1 million, as compared to $1.4 million at December 31, 2002.

Results of Operations

Quarter and Six Months ended June 28, 2003 as Compared with Quarter and Six Months ended June 29, 2002

     On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. Therefore, the results of Conductus, Inc. are included in the consolidated financial statements for the three and six month periods ended June 28, 2003 and not in the three and six month periods ended June 29, 2002.

     Total net revenue increased by $5.2 million, or more than 86%, from $6.1 million in second quarter of 2002 to $11.3 million in the second quarter of 2003. Total net revenues increased by $8.1 million, or more than 76%, from $10.7 million in the first six months of 2002 to $18.8 million in the same period this year. These increases are primarily due to higher commercial product and government and other contract sales.

     Our commercial revenue is generated from (i) the sales of our SuperLink Rx product line which combines specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier in highly compact systems and (ii) starting in February 2001, from the sales of our new multiplexer product line. Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. The following table summarizes the calculation of net commercial product revenue for 2003 and 2002:

	Quarter Ended		Six Months Ended

	June 29,	June 28,	June 29,	June 28,
Dollars in thousands	2002	2003	2002	2003

Gross commercial product sales proceeds	$5,980	$8,995	$10,083	$14,173
Less allocation of proceeds to warrants issued to U.S. Cellular	(657)	(2)	(1,024)	(2)
Less sales discounts	(48)	(54)	(77)	(111)

Net commercial product revenues	$5,275	$8,939	$8,982	$14,060

     Net commercial product revenues in the second quarter of 2003 increased to $8.9 million from $5.3 million in the same period last year, an increase of $3.6 million, or 69%. For the first six months of 2003, net commercial product revenues increased to $14.1 million from $9.0 million in the same period of last year, an increase of $5.1 million, or 57%. This increase is the result of higher sales of our SuperLink Rx products, a shift in the product mix toward higher-priced SIX-Pak units and the decease in the amount of sales proceeds allocated to warrants, partially offset by lower average selling prices. The increase in gross commercial product sales proceeds was partially offset by $657,000 and $2,000 in the second quarter of 2002 and in 2003, respectively, and by $1.0 million and $2,000 in the first six months of 2002 and 2003, respectively, to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 94% of our net commercial revenues in the six months ended June 28, 2003 and 92% in the six months ended June 29, 2002.

     Government contract revenues increased by $1.5 million, or more than 100%, from $785,000 in the second quarter of 2002 to $2.3 million in the same quarter of 2003. For the first six months of 2003, government contract revenues increased to $4.7 million from $1.7 million in the same period last year, an increase of $3.0 million, or more than 100%. These increases result primarily from the acquisition of Conductus and to a lesser extent an increase in government contracts.

     Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $6.5 million and $11.3 million for the second quarter and first six months of 2003, respectively. The cost of commercial product revenues totaled $6.0 million and $10.4 million for the second quarter and first six months of 2002, respectively, and was reduced by amortization credits of $568,000 and $913,000, respectively, relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. Excluding these amortization credits relating to the supply agreement with U.S. Cellular, cost of commercial revenues is comparable for the second quarter and six months ended June 29, 2002 and June 28, 2003. Increased costs resulting from increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, were offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     For the quarter and six months ended June 28, 2003 we generated positive gross margins of $2.4 million and $2.8 million, respectively from sale of our commercial products as compared to negative gross margins of $725,000 and $1.4 million for the quarter and six months ended June 29, 2002. Based on current prices and forecasted product mix and costs, we expect to continue to achieve positive commercial gross margins for the remainder of 2003.

     Contract research and development expenses totaled $1.5 million and $549,000 in the second quarter of 2003 and 2002, respectively. In the first six months of 2003 and 2002, these expenses totaled $2.9 million and $1.2 million, respectively. These increases result from the higher government revenues resulting from the acquisition of Conductus and the increase in government contracts.

     Other research and development expenses relate to development of our commercial products. These expenses increased to $1.6 million in the second quarter of 2003, as compared to $1.4 million in the same period last year. In the first six months of 2003, these expenses totaled $3.3 million, as compared to $2.7 million in the first six months of 2002. These increases are due to a higher level of commercial development efforts.

     Selling, general and administrative expenses totaled $4.6 million in the second quarter of 2003 as compared to $4.2 million in the same period last year. This increase results primarily from increased domestic and international marketing and sales efforts partially offset by lower ISCO litigation expenses. In the first six months of 2003 these expenses totaled $12.6 million as compared to $8.3 million in the first six months of 2002. This increase results primarily from increased domestic and international marketing and sales efforts and ISCO litigation expenses. ISCO litigation expenses totaled $660,000 and $4.7 million for the second quarter and first six months of 2003 respectively, as compared to $960,000 and $1.8 million, respectively, in the same periods last year.

     Interest income decreased in the second quarter and first six months of 2003 as compared to the same periods in the prior year due to decreased levels of cash available for investment and the decline in interest rates.

     Interest expense increased in the second quarter and first six months of 2003 as compared to the same periods in the prior year and resulted from the increase debt incurred in the fourth quarter of 2002.

     We had a net loss of $3.1 million for the current quarter ended June 28, 2003 as compared to $6.0 million in the same period last year. For the first six months of 2003, the net loss totaled $11.4 million as compared to $11.8 million last year.

     The net loss available to common shareholders totaled $3.1 million in the current quarter, or $0.05 per common share, as compared to $6.6 million, or $0.29 per common share, in the same period last year. The amounts for the second quarter of 2002 include a charge of $590,000 for a non-cash deemed distribution on preferred stock. The net loss available to common shareholders totaled $11.4 million in the first six months of 2003, or $0.19 per common share, as compared to $12.9 million, or $0.62 per common share, in the same period last year. The loss for the first six months of 2002 includes a charge of $1.2 million for a non-cash deemed distribution on preferred stock.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $1.4 million from $18.2 million at December 31, 2002 to $16.8 million at June 28, 2003. Cash used in operations and investing activities during the first six months of 2003 was partially offset by cash received from the sale of common stock and warrants in a private placement during the second quarter.

     Cash used in operations totaled $11.0 million in the first six months of 2003. We used $9.9 million to fund the cash portion of our net losses. We also used cash to fund a $2.9 million increase in accounts receivable, inventory, patents and licenses and other assets. Cash generated from the increase in accounts payable and other accrued expenses totaled $1.7 million. Cash used in operations in the first six months of 2002 totaled $8.7 million and was used primarily to fund the $10.8 million cash portion of our losses and $725,000 for the increase in accounts receivable, patents and licenses and other assets. These increases were partially offset by the decrease in inventories increase in accounts payable and accrued expenses which totaled $2.9 million. Since a significant portion of our accounts payable at June 28, 2003 relate to the recently completed ISCO litigation we do not expect accounts payable and accrued liabilities to increase for the remainder of the year.

     Net cash used in investing activities totaled $1.6 million in the first six months of 2003 and $3.5 million the same period last year and primarily related to the purchase of manufacturing related equipment and tenant improvements.

     Net cash provided by financing activities totaled $11.2 million in the first six months of 2003. Cash received from the sale of common stock and warrants totaled $10.1 million and borrowings against our credit facility totaled $1.6 million and was partially offset by the reduction in long-term borrowings of $463,000. In the same period of 2002, cash provided by financing activities totaled $12.1 million and resulted from the sale of common stock and warrants totaling $12.2 million and was partially offset by the reduction in borrowings of $135,000.

     On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling

80% of the receivables sold. Advances bear interest at the prime rate (4.25% at June 28, 2003) plus 2.50% subject to a minimum monthly charge and the agreement terminates April 1, 2004. Outstanding amounts under this borrowing facility at June 28, 2003 totaled $1,616,000.

     All the Company’s assets collateralize advances under the agreement. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. In connection with this agreement the Company issued seven year warrants for the purchase of 94,340 shares of common stock at $1.06 per share.

     In June 2003 we raised net proceeds of $10.1 million from the private sale of 5,116,278 shares of common stock at $2.15 per share and 5-year warrants to purchase an additional 1,279,069 shares of common stock at $2.90 per share. Pursuant to the transaction documents, we filed a registration statement covering the shares of common stock issued at the closing and upon exercise of the warrants. The registration statement became effective July 11, 2003.

     At June 28, 2003, we had the following cash commitments:

	Payments Due by Period

Contractual
Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$277,000	$150,000	$101,000	$26,000	—
Principal and interest payments on subordinated note payable	1,467,000	1,467,000	—	—	—
Operating leases	13,516,000	2,352,000	4,196,000	2,431,000	$4,537,000
Minimum license commitment	562,000	100,000	200,000	200,000	62,000
Fixed asset purchase commitments	807,000	807,000	—	—	—

Total contractual cash obligations	$16,629,000	$4,876,000	$4,497,000	$2,657,000	$4,599,000

     Additionally, we plan to invest an additional $1.80-$2.3 million in fixed assets during the remainder of 2003 to continue to expand manufacturing ability. With our present SuperLink Rx product mix, we have the ability to manufacture about 600 units per quarter and have the ability to easily expand that capacity to 1,000 units per quarter. In addition, we expect that sales will continue to increase which will result in higher inventory and accounts receivable balances being maintained. Although revenues are expected to increase in 2003, through June 2003 the Company has continued to incur losses. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

     Based on current forecasts, STI believes it will have sufficient resources to fund normal operations until it reaches profitability, expected later this year, and well into 2004. We need to significantly increase sales to achieve profitability and positive cash flows. If we are unable to do so, we may need additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

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

Future Accounting Requirements

     In April 2003, the FASB issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS no. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 will not have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS Bo. 150 changes the accounting guidance for certain financial instruments that, under previously guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding their terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at June 28, 2003 as compared with our market risk exposure on December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2002 Annual Report on Form 10K.

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

     On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the Court to award the Company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the Court to overturn the verdict and grant a new trial. The parties filed further briefs on both motions in May 2003. It is not known when the Court will rule on these motions.

Item 2. Changes in Securities and Use of Proceeds

     In June 2003 we raised net proceeds of $10.1 million from the private sale of 5,116,278 shares of common stock at $2.15 per share and 5-year warrants to purchase an additional 1,279,069 shares of common stock at $2.90 per share.

     The investors provided us with written representations confirming their status as “accredited investors” under Regulation D and their intent to acquire the securities for their own accounts and not with a view to resale or distribution in violation of the Securities Act of 1933. We did not engage in general solicitation or advertising, and the securities issued in the transaction were issued with restrictive legends concerning the registration requirements of the Securities Act of 1933. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 based on Regulation D and Section 4(2) of the Securities Act of 1933. Pursuant to the transaction documents the Company filed a registration statement covering the shares of common stock issued at the closing and upon exercise of the warrants. The registration statement became effective on July 11, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to the shareholders at the Company’s Annual Meeting of Shareholders held May 22, 2003:

(1)	All of the following three (3) Class 2 nominated directors were elected to serve for the ensuing three years and until their successors are duly elected and qualified.

	NUMBER	% OF	NUMBER OF
	OF SHARES	SHARES	SHARES	% OF SHARES
	FOR	VOTING	WITHHELD	VOTING
Dennis Horowitz	51,104,426	99.7%	140,803	0.3%
John D. Lockton	51,099,715	99.7%	145,514	0.3%
Charles E. Shalvoy	50,199,595	98.0%	145,634	2.0%

(2)	The Superconductor Technologies Inc 2003 Equity Plan was ratified.

	NUMBER OF SHARES FOR	% OF SHARES VOTING
Votes For	31,991,738	97.3%
Votes Against	819,031	1.6%
Votes Abstaining	85,330	0.2%

(3)	The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified for the year ending December 31, 2003.

	NUMBER OF SHARES FOR	% OF SHARES VOTING
Votes For	51,064,553	99.6%
Votes Against	146,921	0.3%
Votes Abstaining	33,755	0.1%

Item 6. Exhibits and Reports on Form 8-K

     (a)

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (15)

3.3	Bylaws of the Registrant (9)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (15)

Number	Description of Document

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (15)

4.1	Form of Common Stock Certificate (1)

4.2	Third Amended and Restated Stockholders Rights Agreement (9)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (9)

4.4	Registration Rights Agreement to United States Cellular Corporation (10)

4.5	Form of Warrant to United States Cellular Corporation (10)

4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (12)

4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (12)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (13)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (13)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.13	Registration Rights Agreement, dated March 6, 2002 (16)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (16)

4.15	Registration Rights Agreement dated October 10, 2002 (18)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (18)

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (7)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (21)

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (21)

4.20	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc. (22) *

4.21	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (22) *

4.22	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (23)

4.23	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (23)

4.24	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (24)

4.25	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (24)

4.26	Form of Warrant to Purchase Common Stock dated March 28, 2003, 2003 issued to Silicon Valley Bank (25)

10.1	Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)

10.2	1992 Director Option Plan (2)

10.3	Form of Indemnification Agreement (2)

10.4	License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended (2)

10.5	1992 Stock Option Plan (2)

10.6	Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc.

Number	Description of Document

and various other parties; Purchase Order dated October 10, 1991(2)

10.7	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(2)*

10.8	Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991(2)

10.9	License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992 (2) *

10.10	Superconductor Technologies Inc. Purchase Agreement (3) *

10.11	Form of Distribution Agreement (4)

10.12	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (4)

10.13	Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996 (5) *

10.14	Employment Offer Letter to M. Peter Thomas dated April 3, 1997 (6)

10.15	Employment Agreement with E. Ray Cotten dated July 1, 1997 (7)

10.16	PNC Bank, National Association Credit Agreement (9)

10.17	1999 Stock Option Agreement (11)

10.18	Second Amendment to Credit Agreement dated January 12, 2000 between Registrant and PNC Bank (12)

10.19	Third Amendment to Credit Agreement dated March 29, 2000 between Registrant and PNC Bank (17)

10.20	Fourth Amendment to Credit Agreement dated December 21, 2000 between Registrant and PNC Bank (17)

10.21	1998 Stock Option Plan (14)

10.22	Employment Agreement with M. Peter Thomas dated January 1, 2001 (15)

10.23	Promissory Note with M. Peter Thomas dated April 9, 2001 (15)

10.24	Securities Purchase Agreement, dated March 6, 2002 (16)

10.25	Agreement Concerning Additional Investors, dated March 8, 2002 (16)

10.26	Letter Agreement dated September 29, 2002 between Superconductor and RGC International Investors, LPC (18)

10.27	Subordinated Promissory Note dated September 30, 2002 issued to RGC International Investors, LPC (18)

10.28	Form of Change in Control Agreement dated October 10, 2002 (20)

10.29	Charles E. Shalvoy Change in Control Agreement dated October 10, 2002 (20)

10.30(a)	Securities Purchase Agreement dated October 20, 2002 (19)

10.30(b)	Supplement to Securities Purchase Agreement dated October 28, 2002 for additional investment (20)

10.31	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.32	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.33	Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001 (20)

10.34	Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000 (20)

10.35	Purchase Contract, dated as of August 7, 2000, between Condutus and Dobson Cellular Systems, Inc.(22)*

10.36	Form of Change of Control Agreement dated March 28, 2003(25)

10.37	Accounts Receivable Purchases Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank(25)

10.38	Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank(25)

10.39	Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002(25)

Number	Description of Document

10.40	Securities Purchase Agreement dated June 23, 2003(26)

10.41	Form of Investor Warrant(26)

10.42	Form of Registration Rights Agreement(26)

10.43	2003 Equity Incentive Plan(27)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(2)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-10569).

(6)
Incorporated by reference from the Registrant’s Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-Q.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 4, 2000.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606).

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 14, 2002.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(21)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No.

333-85928), filed on April 9, 2002.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(23)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(24)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1999 filed with the SEC on March 30, 2000.

(25)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003

(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003

(27)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Reg. No. 333-106594)

*     Confidential treatment has been previously granted for certain portions of these exhibits.

—

     (b)  Reports on Form 8-K.

     We filed the following Current Reports on Form 8-K during the quarter ended June 28, 2003:

•	April 2, 2003 – Announcing fourth quarter and year-end 2002 results.

•	April 8, 2003 – Announcing that a jury returned a unanimous verdict that ISCO patent in invalid and unenforceable and awards Company $3.8 million compensatory damages.

•	April 10, 2003 – Announcing preliminary first quarter 2003 revenues.

•	April 30, 2003 – Announcing our first quarter 2003 results

•	June 25, 2003 – Announcing $10.8 million private placement

•	June 26, 2003 – Announcing completion of private placement

     We filed the following Current Report on Form 8-K subsequent to the date hereof:

•	August 7, 2003 – Announcing our second quarter and year to date 2003 results

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGIES INC.	SUPERCONDUCTOR.

Dated: August 8, 2003	/s/ Martin S. McDermut

Martin S. McDermut
Senior Vice President, Chief Financial
Officer and Secretary

/s/ M. Peter Thomas

M. Peter Thomas
President and Chief Executive Officer