Form 10-Q
period 2003-09-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2003-11-04
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _____________________

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

Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the ExchangeAct).

Yes [  ]     No [X]

As of November 1, 2003 there were 64,945,968 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 27, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 27,	September 28,	September 27,
	2002	2003	2002	2003

Net revenues:
Net commercial product revenues Note 6	$4,310,000	$11,570,000	$13,292,000	$25,630,000
Government and other contract revenues	429,000	2,586,000	2,123,000	7,328,000
Sub license royalties	—	—	10,000	41,000

Total net revenues	4,739,000	14,156,000	15,425,000	32,999,000
Costs and expenses:
Cost of commercial product revenues Note 6	4,715,000	8,150,000	15,089,000	19,450,000
Contract research and development	316,000	1,728,000	1,515,000	4,661,000
Other research and development	1,230,000	985,000	3,951,000	4,302,000
Selling, general and administrative	3,336,000	4,052,000	11,592,000	16,614,000

Total costs and expenses	9,597,000	14,915,000	32,147,000	45,027,000

Loss from operations:	(4,858,000)	(759,000)	(16,722,000)	(12,028,000)
Interest income	51,000	44,000	198,000	147,000
Interest expense	(20,000)	(136,000)	(64,000)	(374,000)

Net loss	(4,827,000)	(851,000)	(16,588,000)	(12,255,000)
Less:
Deemed distribution attributable to the preferred stock beneficial conversion feature	(570,000)	—	(1,756,000)	—

Net loss available to common stockholders	($5,397,000)	($851,000)	($18,344,000)	($12,255,000)

Basic and diluted loss per common share	($0.23)	($0.01)	($0.85)	$(0.20)

Weighted average number of common shares outstanding	23,043,009	64,939,896	21,708,872	61,623,747

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	December 31,	September 27,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,191,000	$13,115,000
Accounts receivable, net	3,405,000	3,890,000
Inventory	6,347,000	9,401,000
Prepaid expenses and other current assets	555,000	719,000

Total current assets	28,498,000	27,125,000
Property and equipment, net of accumulated depreciation of $12,648,000 and $14,417,000, respectively	11,091,000	11,727,000
Patents, licenses and purchased technologies, net of accumulated amortization of $2,368,000 and $2,937,000, respectively	5,141,000	4,883,000
Goodwill	20,107,000	20,107,000
Other assets	489,000	643,000

Total assets	$65,326,000	$64,485,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,618,000
Accounts payable	5,888,000	6,998,000
Accrued expenses	4,557,000	5,095,000
Current portion of capitalized lease obligations and long term debt	1,550,000	1,083,000

Total current liabilities	11,995,000	14,794,000
Capitalized lease obligations and long term debt	573,000	91,000
Other long term liabilities	3,234,000	2,175,000

Total liabilities	15,802,000	17,060,000
Commitments and contingencies-Note 7
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, None issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 59,823,553 and 64,940,484 shares issued and outstanding, respectively	60,000	65,000
Capital in excess of par value	154,744,000	164,895,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(104,460,000)	(116,715,000)

Total stockholders’ equity	49,524,000	47,425,000
Total liabilities and stockholders’ equity	$65,326,000	$64,485,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 28,	September 27,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($16,588,000)	($12,255,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,426,000	2,341,000
Warrant charges	1,484,000	13,000
Amortization of accrued loss on sales contract	(1,310,000)	—
Changes in assets and liabilities:
Accounts receivable	(530,000)	(485,000)
Inventory	(490,000)	(3,054,000)
Prepaid expenses and other current assets	46,000	(86,000)
Patents and licenses	(427,000)	(311,000)
Other assets	(153,000)	(159,000)
Accounts payable, accrued expenses and other long- term liabilities	2,671,000	589,000

Net cash used in operating activities	(13,871,000)	(13,407,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,782,000)	(2,405,000)
Other	(414,000)	—

Net cash used in investing activities	(5,196,000)	(2,405,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	—	3,234,000
Payments on short term borrowings	—	(1,616,000)
Payments on long-term obligations	(220,000)	(948,000)
Proceeds from sale of common stock and warrants and exercise of stock options	12,166,000	10,066,000

Net cash provided by financing activities	11,946,000	10,736,000

Net decrease in cash and cash equivalents	(7,121,000)	(5,076,000)
Cash and cash equivalents at beginning of period	15,205,000	18,191,000

Cash and cash equivalents at end of period	$8,084,000	$13,115,000

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

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the nine months ended September 28, 2002 and September 27, 2003, government related contracts account for 14% and 22% respectively, of the Company’s net revenues.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 27, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

     During 2002 the Company incurred a net loss of $19,513,000 and negative cash flows from operations of $19,951,000. For the nine months ended September 27, 2003 the Company had a net loss of $12,255,000 and negative cash flows from operations of $13,407,000. The Company needs to significantly increase sales to achieve profitability and positive cash flows. If it is unable to do so, the Company may need additional debt or equity financing. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in the periods ended September 28, 2002 and September 27, 2003.

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

Stock-based Compensation

     As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18.

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the three months ended		For the nine months ended

	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net Loss:
As reported	($4,827,000)	($851,000)	($16,588,000)	($12,255,000)
Pro forma	(5,754,000)	(1,968,000)	(19,678,000)	(15,291,000)
Loss per Share:
As reported	($0.23)	($0.01)	($0.85)	($0.20)
Pro forma	($0.27)	($0.03)	($0.99)	($0.25)

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

Certain Risks and Uncertainties

     Our two largest commercial customers accounted for 89% and 94% of our net commercial product revenues for the nine months ended September 27, 2003 and September 28, 2002, respectively, and 31% and 43% of total accounts receivable as of September 27, 2003 and December 31, 2002, respectively.

     The Company currently purchases substrates for growth of high-temperature superconductor films from one supplier because of the quality of its substrates.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial reporting for costs associated with exits or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment on Statement 133 of Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 will not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

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

The following unaudited proforma information presents certain operating results as if the acquisition had taken place on January 1, 2002:

	Three Months Ended	Nine Months Ended
	September 28, 2002	September 28, 2002

Revenue	$6,021,000	$20,268,000
Net loss	(9,467,000)	(30,434,000)
Net loss available to common stockholders	(10,037,000)	(32,190,000)
Net loss per share	($0.27)	($0.91)

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

4. Short Term Borrowings

          On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.00% at September 27, 2003) plus 2.50% subject to a minimum monthly charge. The agreement terminates on April 1, 2004. Outstanding amounts under this borrowing facility at September 27, 2003 totaled $1,618,000.

          Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. In connection with this agreement the Company issued seven year warrants for the purchase of 94,340 shares of common stock at $1.06 per share and were valued at $78,000. The fair value of the warrants issued in connection with this agreement was calculated using the Black-Scholes option-pricing model utilizing a volatility factor of 115%, risk-free interest rate of 3.46% and expected life of 7 years. The value is accounted for as debt issuance costs and amortized over the term of the agreement.

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

          Stock Options. During the nine months ended September 27, 2003, the Company (i) issued options to purchase 3,034,607 shares of common stock under the Company’s stock option plans and (ii) cancelled options in connection with employment terminations to purchase 278,246 shares of common stock. Options for 653 shares of common stock were exercised for $2,000 during the period. At September 27, 2003, options to purchase 7,562,855 shares of common stock were issued and outstanding under the Company’s stock option plans. The original grant provisions for 2,000,000 options issued during 2003 allow for accelerated vesting if certain performance criteria are met during 2003. The outstanding options expire by the end of September 2013. The exercise prices for these options range from $0.83 to $49.38 per share, for an aggregate exercise price of approximately $47 million. At September 27, 2003, there were 3,741,486 shares of common stock available for granting future options.

The following is a summary of outstanding warrants at September 27, 2003:

	Number of Common Shares

		Currently	Price per
	Total	Exercisable	Share	Expiration Date

Warrant related to issuance of Series E preferred stock	1,166,477	1,166,477	$19.28	September 29, 2005
Warrants related to issuance of common stock	770,714	770,714	5.50	March 10, 2007
	5,274,240	5,274,240	1.19	December 17, 2007
	1,279,069	—	2.90	June 24, 2008
Warrants related to bank borrowings	62,500	62,500	3.00	June 18, 2004
	33,333	33,333	3.00	December 1, 2004
	27,692	27,692	3.25	January 12, 2005
	94,340	94,340	1.06	March 28, 2010
Warrants related to sales agreements	1,000,000	445,948	4.00	August 27, 2004
Warrants assumed in connection with the Conductus, Inc. acquisition	219,690	219,690	6.667	December 1, 2004
	72,756	72,756	22.383	August 1, 2005
	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

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

          In September 2000, after the allocation of the future sales proceeds to the fair value of the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the quarter ended September 30, 2000. During the three and nine months ended September 28, 2002, $397,000 and $1,938,000, respectively, of this reserve was amortized against the cost of product delivered under this purchase order. Deliveries under this purchase order were completed during fiscal 2002.

          During the fourth quarter of 2002, deliveries under the $7.8 million purchase order were completed. For accounting purposes, proceeds from subsequent sales to U.S. Cellular under this agreement are again being allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. For subsequent product sales during the three and nine months ended September 27, 2003, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 5,680 and 8,968 shares of common stock, respectively, and sales proceeds of $10,000 and $12,000, respectively, were allocated to vested warrants.

          As of September 27, 2003, U.S. Cellular has 554,052 unvested warrants that can be earned from future product orders through August 27, 2004. In each period in which these remaining warrants are earned, a non-cash charge will be recorded for the fair market value of the warrants shares earned or vested in the period.

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

          On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the Court to award the Company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the Court to overturn the verdict and grant a new trial. The parties filed further briefs on both motions in May 2003. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO recently filed a notice of appeal as to this portion of the court’s decision. . The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award, and also denied the Company’s request for reimbursement of its legal fees associated with the case. The Company has filed a notice of appeal as this portion of the court’s decision.

          Litigation expenses on the ISCO matter totaled $90,000 and $4,784,000, respectively, for the three and nine month periods ended September 27, 2003, and $674,000 and $2.5 million, respectively, in the three and nine month periods ended September 28, 2002.

8. Earnings Per Share

          The computation of per share amounts is based on the average number of common shares outstanding for the period. Options and warrants to purchase 18,664,666 and 6,180,019 shares of common stock during the three and nine months ended September 27, 2003 and September 28, 2002, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive. Preferred stock convertible into 2,155,261 shares of common stock was also not considered in the computation of diluted earnings per share for the three and nine months ended September 28, 2002 because their inclusion would also be antidilutive.

9.     Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance sheet data:

	December 31, 2002	September 27, 2003

Accounts receivable:
Accounts receivable-trade	$1,592,000	$2,208,000
U.S. government accounts receivable-billed	1,692,000	1,743,000
U.S. government accounts receivable-unbilled	179,000	—
Less: allowance for doubtful accounts	(58,000)	(61,000)

	$3,405,000	$3,890,000

Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

	December 31, 2002	September 27, 2003

Inventories:
Raw materials	$1,841,000	$1,885,000
Work-in-process	3,143,000	5,190,000
Finished goods	2,013,000	3,055,000
Less inventory reserve	(650,000)	(729,000)

	$6,347,000	$9,401,000

	December 31, 2002	September 27, 2003

Property and Equipment:
Equipment	$18,315,000	$20,569,000
Leasehold improvements	5,016,000	5,152,000
Furniture and fixtures	408,000	423,000

	23,739,000	26,144,000
Less: accumulated depreciation and amortization	(12,648,000)	(14,417,000)

	$11,091,000	$11,727,000

At December 31, 2002 and September 27, 2003, equipment includes $1,448,000 of assets financed under capital lease arrangements, net of $1,090,000 and $1,227,000 of accumulated amortization, respectively. Depreciation expense amounted to $628,000 and $1,769,000 for the three and nine months ended September 27, 2003, respectively. Depreciation expense amounted to $403,000 and $1,150,000 for the three and nine months ended September 28, 2002, respectively.

	December 31, 2002	September 27, 2003

Patents and Licenses
Patents pending	$599,000	$767,000
Patents issued	964,000	1,087,000
Less accumulated amortization	(268,000)	(314,000)

Net patents issued	696,000	773,000
Licenses	2,746,000	2,767,000
Less accumulated amortization	(2,081,000)	(2,262,000)

Net licenses	665,000	505,000
Purchased technology	3,200,000	3,200,000
Less accumulated amortization	(19,000)	(362,000)

Net purchased technology	3,181,000	2,838,000

	$5,141,000	$4,883,000

Amortization expense related to these items totaled $191,000 and $570,000 for the three and nine months ended September 27, 2003, respectively. Amortization expense related to these items totaled $69,000 and $199,000 for the three and nine months ended September 28, 2002, respectively. Amortization expenses are expected to total $757,000 in 2003, $775,000 in 2004 and $794,000 in each of the years 2005, 2006 and 2007.

	December 31, 2002		September 27, 2003

Accrued Expenses and Other Long Term Liabilities
Compensation related	$1,053,000		$2,209,000
Warranty reserve	351,000		436,000
Unfavorable lease costs	1,140,000	(1)	904,000	(1)
Lease abandonment costs	1,995,000	(1)	1,500,000	(1)
Product line exit costs	1,042,000	(1)	944,000	(1)
Severance costs	1,600,000	(1)	386,000	(1)
Other	610,000		891,000

	7,791,000		7,270,000
Less current portion	(4,557,000)		(5,095,000)

Long term portion	$3,234,000		$2,175,000

(1)	Amounts are related to the acquisition of Conductus, Inc. on December 18, 2002.

	For the Nine Months Ended

	September 28, 2002	September 27, 2003

Warranty Reserve Activity
Beginning balance	$242,000	$351,000
Additions	279,000	173,000
Deductions	(269,000)	(88,000)

Ending balance	$252,000	$436,000

Supplemental schedule of non-cash financing activities:
Capital leases entered into	$129,000	$—
Issuance of warrants in connection with debt agreement	$—	$78,000

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

•	From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx family of products in 1997 and shipped 927 units in 2002 and 1,243 units in 2003 through September 27, 2003. As the Company continues to focus on its commercial products, commercial revenues are expected to increase as a percentage of revenues. The Company has incurred cumulative losses of $117 million from inception to September 27, 2003.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the three months ended		For the nine months ended

	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net Loss:
As reported	($4,827,000)	($851,000)	($16,588,000)	($12,255,000)
Pro forma	($5,754,000)	($1,968,000)	($19,678,000)	($15,291,000)
Loss per Share:
As reported	($0.23)	($0.01)	($0.85)	($0.20)
Pro forma	($0.27)	($0.03)	($0.99)	($0.25)

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

Backlog

          Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at September 27, 2003 to be $2.0 million, as compared to $1.4 million at December 31, 2002.

Results of Operations

Quarter and Nine Months ended September 27, 2003 as Compared with Quarter and Nine Months ended September 28, 2002

          On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. Therefore, the results of Conductus, Inc. are included in the consolidated financial statements for the three and nine month periods ended September 27, 2003 and not in the three and nine month periods ended September 28, 2002.

          Total net revenue increased by $9.4 million, or more than 100%, from $4.7 million in third quarter of 2002 to $14.1 million in the third quarter of 2003. Total net revenues increased by $17.6 million, or more than 100%, from $15.4 million in the first nine months of 2002 to $33.0 million in the same period this year. These increases are primarily due to higher commercial product and government and other contract sales and the acquisition of Conductus in December 2002.

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

	For the three months ended		For the nine months ended
	September 28,	September 27,	September 28,	September 27,
Dollars in thousands	2002	2003	2002	2003

Gross commercial product sales proceeds	$4,815	$11,672	$14,898	$25,845
Less allocation of proceeds to warrants issued to U.S. Cellular	(460)	(10)	(1,484)	(12)
Less sales discounts	(45)	(92)	(122)	(203)

Net commercial product revenues	$4,310	$11,570	$13,292	$25,630

          Net commercial product revenues in the third quarter of 2003 increased to $11.6 million from $4.3 million in the same period last year, an increase of $7.3 million, or more than 100%. For the first nine months of 2003, net commercial product revenues increased to $25.6 million from $13.3 million in the same period of last year, an increase of $12.3 million, or 93%. This increase is the result of higher sales of our SuperLink Rx products, a shift in the product mix toward higher-priced SIX-Pak units and the decease in the amount of sales proceeds allocated to warrants, partially offset by lower average selling prices. Gross commercial product sales proceeds was partially offset by $460,000 and $10,000 in the third quarter of 2002 and in 2003, respectively, and by $1.5 million and $12,000 in the first nine months of 2002 and 2003, respectively, to reflect an allocation of sales proceeds to warrants issued to U.S. Cellular in connection with those sales. Our two largest customers accounted for 89% of our net commercial revenues in the nine months ended September 27, 2003 and 94% in the nine months ended September 28, 2002.

          Government contract revenues increased by $2.2 million, or more than 100%, from $429,000 in the third quarter of

2002 to $2.6 million in the same quarter of 2003. For the first nine months of 2003, government contract revenues increased to $7.3 million from $2.1 million in the same period last year, an increase of $5.2 million, or more than 100%. These increases result primarily from the acquisition of Conductus and to an increase in other government contracts.

          Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $8.2 million and $19.5 million for the third quarter and first nine months of 2003, respectively. The cost of commercial product revenues totaled $4.7 million and $15.1 million for the third quarter and first nine months of 2002, respectively, and was reduced by amortization credits of $397,000 and $1.3 million, respectively, relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. Increased costs resulting from increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, were offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

For the quarter and nine months ended September 27, 2003 we generated positive gross margins of $3.4 million and $6.2 million, respectively from sale of our commercial products as compared to negative gross margins of $405,000 and $1.8 million for the quarter and nine months ended September 28, 2002. Based on current prices and forecasted product mix and costs, we expect to continue to achieve positive commercial gross margins for the remainder of 2003.

          Contract research and development expenses totaled $1.7 million and $316,000 in the third quarter of 2003 and 2002, respectively. In the first nine months of 2003 and 2002, these expenses totaled $4.7 million and $1.5 million, respectively. These increases result from the higher government revenues resulting from the acquisition of Conductus and the increase in other government contracts revenues.

          Other research and development expenses relate to development of our commercial products. These expenses decreased to $985,000 in the third quarter of 2003, as compared to $1.2 million in the same period last year. This decrease is due to a decrease in commercial development efforts in the third quarter of 2003. In the first nine months of 2003, these expenses totaled $4.3 million, as compared to $4.0 million in the first nine months of 2002. This increases is due to a higher level of commercial development efforts during the nine months ended September 27, 2003.

          Selling, general and administrative expenses totaled $4.1 million in the third quarter of 2003 as compared to $3.3 million in the same period last year. This increase results primarily from increased domestic and international marketing and sales efforts and higher expenses related to the acquired Conductus operations, partially offset by lower ISCO litigation expenses. In the first nine months of 2003 these expenses totaled $16.6 million as compared to $11.6 million in the first nine months of 2002. This increase results primarily from increased domestic and international marketing and sales efforts, higher expenses related to the acquired Conductus operations and higher ISCO litigation expenses. ISCO litigation expenses totaled $90,000 and $4.8 million for the third quarter and first nine months of 2003 respectively, as compared to $674,000 and $2.5 million, respectively, in the same periods last year.

          Interest income decreased in the third quarter and first nine months of 2003 as compared to the same periods in the prior year due to decreased levels of cash available for investment and the decline in interest rates.

          Interest expense increased in the third quarter and first nine months of 2003 as compared to the same periods in the prior year and resulted from the increase debt incurred in the fourth quarter of 2002 and from short-term borrowings in 2003

          We had a net loss of $851,000 million for the current quarter ended September 27, 2003 as compared to $4.8 million in the same period last year. For the first nine months of 2003, the net loss totaled $12.3 million as compared to $16.6 million last year.

          The net loss available to common shareholders totaled $851,000 million in the current quarter, or $0.01 per common share, as compared to $5.4 million, or $0.23 per common share, in the same period last year. The amounts for the third quarter of 2002 include a charge of $570,000 for a non-cash deemed distribution on preferred stock. The net loss available to common shareholders totaled $12.3 million in the first nine months of 2003, or $0.20 per common share, as compared to $18.3 million, or $0.85 per common share, in the same period last year. The loss for the first nine months of 2002 includes a charge of $1.8 million for a non-cash deemed distribution on preferred stock.

Liquidity and Capital Resources

          Cash and cash equivalents decreased by $5.1 million from $18.2 million at December 31, 2002 to $13.1 million at September 27, 2003. Cash used in operations and investing activities during the first nine months of 2003 was partially offset by cash received from the sale of common stock and warrants in a private placement during the second quarter.

          Cash used in operations totaled $13.4 million in the first nine months of 2003. We used $9.9 million to fund the cash portion of our net losses. We also used cash to fund a $4.1 million increase in accounts receivable, inventory, patents and licenses and other assets. Cash generated from the increase in accounts payable and other accrued expenses totaled $589,000. Cash used in operations in the first nine months of 2002 totaled $13.9 million and was used primarily to fund the $15.0 million cash portion of our losses and $1.6 million for the increase in accounts receivable, inventories, patents and licenses and other assets. These increases were partially offset by the increase in accounts payable and accrued expenses, which totaled $2.7 million. Since a significant portion of our accounts payable at September 27, 2003 relate to the recently completed ISCO litigation we do not expect accounts payable and accrued liabilities to increase for the remainder of the year.

          Net cash used in investing activities totaled $2.4 million in the first nine months of 2003 and $5.2 million the same period last year and primarily related to the purchase of manufacturing related equipment and tenant improvements.

          Net cash provided by financing activities totaled $10.7 million in the first nine months of 2003. Cash received from the sale of common stock and warrants totaled $10.1 million and net borrowings against our credit facility totaled $1.6 million and was partially offset by the reduction in long-term borrowings of $948,000. In the same period of 2002, cash provided by financing activities totaled $11.9 million and resulted from the sale of common stock and warrants totaling $12.2 million and was partially offset by the reduction in borrowings of $220,000.

          On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.00% at September 27, 2003) plus 2.50% subject to a minimum monthly charge and the agreement terminates April 1, 2004. Outstanding amounts under this borrowing facility at September 27, 2003 totaled $1,618,000.

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

At September 27, 2003, we had the following cash commitments:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$201,000	$87,000	$92,000	$22,000	—
Principal and interest payments on subordinated note payable	1,026,000	1,026,000	—	—	—
Operating leases	12,951,000	2,350,000	3,929,000	2,449,000	$4,223,000
Minimum license commitment	537,000	100,000	200,000	200,000	37,000
Fixed asset purchase commitments	677,000	677,000	—	—	—

Total contractual cash obligations	$15,392,000	$4,240,000	$4,221,000	$2,671,000	$4,260,000

          Additionally, we plan to invest approximately $300K in fixed assets during the remainder of 2003 to continue to expand manufacturing ability. With our present SuperLink Rx product mix, we have the ability to manufacture about 700 units per quarter and have the ability to expand that capacity to approximately 1,250 units per quarter by the end of 2004. In addition, we expect that sales will continue to increase which will result in higher inventory and accounts receivable balances being maintained. Although revenues have increased in 2003, through September 2003 the Company has continued to incur losses. Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

Based on current forecasts, STI believes it will have sufficient resources to fund normal operations until it reaches profitability, expected in either the fourth quarter of 2003 or in early 2004. We need to increase sales to achieve profitability and positive cash flows. If we are unable to do so, we may need additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

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

Future Accounting Requirements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial reporting for costs associated with exits or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment on Statement 133 of Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 will not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding their terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There was no material change in our exposure to market risk at September 27, 2003 as compared with our market risk exposure on December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2002 Annual Report on Form 10K.

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

          On April 17, 2003, we filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the Court to award us attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the Court to overturn the verdict and grant a new trial. The parties filed further briefs on both motions in May 2003.

          In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO recently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award, and also denied our request for reimbursement of its legal fees associated with the case. We have filed a notice of appeal as to this portion of the court’s decision.

Item 6. Exhibits and Reports on Form 8-K

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (15)

3.3	Bylaws of the Registrant (9)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (15)

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (15)

4.1	Form of Common Stock Certificate (1)

4.2	Third Amended and Restated Stockholders Rights Agreement (9)

Number	Description of Document

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (9)

4.4	Registration Rights Agreement to United States Cellular Corporation (10)

4.5	Form of Warrant to United States Cellular Corporation (10)

4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (12)

4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (12)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (13)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (13)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.13	Registration Rights Agreement, dated March 6, 2002 (16)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (16)

4.15	Registration Rights Agreement dated October 10, 2002 (18)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (18)

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (7)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (21)

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (21)

4.20	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc. (22) *

4.21	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (22) *

4.22	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (23)

4.23	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (23)

4.24	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (24)

4.25	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (24)

4.26	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (25)

4.27	Form of Warrant (26)

Number	Description of Document

4.28	Form of Registration Rights Agreement (26)

10.1	Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)

10.2	1992 Director Option Plan (2)

10.3	Form of Indemnification Agreement (2)

10.4	License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended (2)

10.5	1992 Stock Option Plan (2)

10.6	Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(2)

10.7	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(2)*

10.8	Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991(2)

10.9	License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992 (2) *

10.10	Superconductor Technologies Inc. Purchase Agreement (3) *

10.11	Form of Distribution Agreement (4)

10.12	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (4)

10.13	Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996 (5) *

10.14	Employment Offer Letter to M. Peter Thomas dated April 3, 1997 (6)

10.15	Employment Agreement with E. Ray Cotten dated July 1, 1997 (7)

10.16	PNC Bank, National Association Credit Agreement (9)

10.17	1999 Stock Option Agreement (11)

10.18	Second Amendment to Credit Agreement dated January 12, 2000 between Registrant and PNC Bank (12)

10.19	Third Amendment to Credit Agreement dated March 29, 2000 between Registrant and PNC Bank (17)

10.20	Fourth Amendment to Credit Agreement dated December 21, 2000 between Registrant and PNC Bank (17)

10.21	1998 Stock Option Plan (14)

10.22	Employment Agreement with M. Peter Thomas dated January 1, 2001 (15)

10.23	Promissory Note with M. Peter Thomas dated April 9, 2001 (15)

10.24	Securities Purchase Agreement, dated March 6, 2002 (16)

10.25	Agreement Concerning Additional Investors, dated March 8, 2002 (16)

10.26	Letter Agreement dated September 29, 2002 between Superconductor and RGC International Investors, LPC (18)

10.27	Subordinated Promissory Note dated September 30, 2002 issued to RGC International Investors, LPC (18)

10.28	Form of Change in Control Agreement dated October 10, 2002 (20)

10.29	Charles E. Shalvoy Change in Control Agreement dated October 10, 2002 (20)

Number	Description of Document

10.30(a)	Securities Purchase Agreement dated October 20, 2002 (19)

10.30(b)	Supplement to Securities Purchase Agreement dated October 28, 2002 for additional investment (20)

10.31	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.32	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000 (20)

10.33	Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001 (20)

10.34	Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000 (20)

10.35	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc. (22)

10.36	Form of Change of Control Agreement dated March 28, 2003(25)

10.37	Accounts Receivable Purchases Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank(25)

10.38	Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank(25)

10.39	Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002(25)

10.40	Securities Purchase Agreement dated June 23, 2003(26)

10.41	Form of Investor Warrant(26)

10.42	Form of Registration Rights Agreement(26)

10.43	2003 Equity Incentive Plan(27)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(2)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-10569).

(6)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-Q.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 4, 2000.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606).

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 14, 2002.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(21)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(23)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(24)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1999 filed with the SEC on March 30, 2000.

(25)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003

(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003

(27)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Reg. No. 333-106594)

* Confidential treatment has been previously granted for certain portions of these exhibits.

     (b)  Reports on Form 8-K.

          We filed the following Current Reports on Form 8-K during the quarter ended September 27, 2003:

•	August 7, 2003 – Item 12 Announcing our second quarter and year to date 2003 results

•	August 25, 2003 – Item 5 Announcing the judge’s rulings in its patent infringement suit with ISCO International, Inc.

          We filed the following Current Report on Form 8-K subsequent to the quarter hereof:

•	September 29, 2003 – Item 5 Announcing our cross-appeal in our patent infringement lawsuit with ISCO International, Inc.

•	October 30, 2003 – Item 12 Announcing our third quarter and year to date 2003 results

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGIES INC.	SUPERCONDUCTOR

Dated: November 3, 2003	/s/ Martin S. McDermut

Martin S. McDermut
Senior Vice President, Chief Financial
Officer and Secretary

/s/ M. Peter Thomas

M. Peter Thomas
President and Chief Executive Officer