Form 10-Q/A
period 2003-09-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2003-11-28
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2of the ExchangeAct).

Yes       No  X

As of November 1, 2003 there were 64,945,648 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

Superconductor Technologies Inc. is filing this amendment to Form 10-Q for the quarter ended September 27, 2003 solely for the purpose of updating the form of certification in Exhibits 31.1 and 31.2 to reflect recent changes in the form implemented by the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Date: November 26, 2003	/s/ Martin S. McDermut

Martin S. McDermut Senior Vice President, Chief Financial Officer and Secretary
/s/ M. Peter Thomas

M. Peter Thomas President and Chief Executive Officer