Form 10-K
period 2003-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2004-03-11
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to _______

Commission File Number 0-21074

SUPERCONDUCTOR TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0158076

State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

460 Ward Drive, Santa Barbara, California 93111-2310

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 690-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]                      No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] or No [ ].

     The aggregate market value of the common stock held by non-affiliates of the registrant was $122.6 million as of June 27, 2003. The closing price of the common stock on that date was $2.23 as reported by the Nasdaq Stock Market. For purposes of the foregoing calculation, we excluded the shares of common stock held (a) by each officer and director of the registrant and (b) by Wilmington Securities, Inc. and all related persons and entities. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of the registrant. The number of outstanding shares of the Registrant’s common stock as of the close of business on February 27, 2004 was 69,097,298.

DOCUMENTS INCORPORATED BY REFERENCE

     Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 25, 2004.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2003

i

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

Overview

     We develop, manufacture and market high performance products to service providers, systems integrators and original equipment manufacturers in the commercial wireless telecommunications industry. Our innovative products, known commercially as SuperLink™ Solutions, maximize the performance of wireless networks by improving the quality of “uplink” signals from subscriber terminals (wireless handsets or mobile wireless devices) to network base stations and of “downlink” signals from network base stations to subscriber terminals. These premium products are built around our flagship, SuperLink Rx, and work in concert to provide Total LinkSM Enhancement, combining the benefits of our complementary solutions to meet the growing demand of the wireless telecommunications industry for improved capacity, reduced interference and greater coverage for their network base stations.

     SuperLink Solutions consist of two unique product families: SuperLink Rx and SuperPlex™. Together, these solutions allow service providers to benefit from lower capital and operating costs compared to other options. They also increase minutes of use because subscribers experience better call quality and fewer dropped calls. They also increase the speed of data transmissions.

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

     Our expanded product line of SuperLink Solutions, combined with our increased sales and marketing activities, has resulted in multiple product orders over the last year. In January 2003 we reached a major milestone, shipping our 2,000th system of the SuperLink Rx family, only 14 months after hitting the 1,000-unit mark. At the close of 2003, approximately

3,800 SuperLink Rx products were deployed in networks worldwide, with approximately 42 million cumulative hours of operation. In August 2003, we introduced SuperLink Rx 1900, an integrated CRFE unit designed specifically for the PCS wireless market. SuperLink Rx 1900 is STI’s first fully integrated system designed for outdoor use. The fully weatherized unit includes a SuperLink Rx front-end and up to six dual duplexers in an outdoor enclosure.

     We acquired Conductus, Inc. on December 18, 2002. Conductus was a competing supplier of high-temperature superconducting technology for wireless networks. The results of Conductus are included in the consolidated financial statements for 13 days in 2002 following the acquisition and for the entire year of 2003.

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

     New subscribers. According to the Yankee Group, at the end of 2003 there were approximately 1.37 billion wireless subscribers worldwide. The Yankee Group expects this number to increase to more than 1.7 billion subscribers by the close of 2006, representing a compound annual growth rate of 10.4%. The developing world, led by the Peoples Republic of China, is expected to continue to experience the fastest subscriber growth rates.

     Increased usage (minutes of use). Cut-rate prices for wireless calls have lead to significant increases in minutes of use for the average subscriber. According to the Cellular Telecommunications & Internet Association (CTIA), total billable minutes of use are up over 30 percent year over year (June 2002 to June 2003). We expect that minutes of use will continue to increase as new data and Internet services such as e-mail and instant messaging gain in popularity, and will also rise as consumers gradually shift toward using mobile devices instead of fixed telephones as their primary telecommunications device.

     New air interfaces. Advanced wireless transmission technologies, or “air interfaces,” are finally becoming available to consumers in the United States and other nations. With their faster data speeds and increased bandwidth, these new air interfaces are expected to usher in a broad range of wireless services, from music downloads to image and video file sharing. One such new wireless transmission technology is CDMA IXRTT, which represents an upgrade to the current technology known as Code Division Multiple Access (commonly referred to as CDMA). Verizon Wireless and Sprint, two of the largest wireless carriers in the U.S., have already deployed CDMA 1XRTT technology in many of their networks across the country and Verizon Wireless recently announced that they would deploy CDMA 1X-EVDO nationwide. We expect the onset of the “data era” in mobile communications will help operators to reverse declining annual revenues per user and move closer to long-term financial health. Thus, we expect that infrastructure spending to increase.

Strains on Wireless Networks

     We believe the ability to provide high quality service to customers will become increasingly difficult for wireless operators as the number of subscribers rises, minutes of use increases, and the market for wireless data services expands. We expect that wireless service providers in both rural and urban areas will encounter higher levels of radio frequency, or RF, interference due to greater subscriber density and a larger number of users on adjacent channels. Operators can expect that this reduced signal quality and higher percentage of dropped calls will lead to lower system utilization, decreased revenue, and ultimately, higher rates of customer churn.

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

     Products in our SuperPlex line of high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. These products provide very low transmit and receive insertion loss and excellent cross-band isolation. The SuperPlex product family offers network performance benefits synergistic with SuperLink Rx. Relative to competing technologies, we believe that these products offer:

•	Increased transmit power delivered to base station antennas;

•	Higher sensitivity to customers’ handset signals; and

•	Fast and cost-effective network overlays (such as PCS network infrastructure on top of cellular network infrastructure).

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

     The primary elements of our strategy include:

•	Enhance and Extend Current Product Offerings. There is an increasing demand for more compact, more efficient, and more sophisticated wireless communication technology. In response, we expect to use our technical expertise to expand our primary product lines to address this demand, as represented by SuperLink Rx (uplink enhancement) and SuperPlex (antenna sharing).

•	Expand Domestic and International Sales Channels. We intend to continue to expand our sales efforts to domestic wireless communication providers, system integrators and OEMs. We also expect to expand our international distribution channels, particularly in Asia and Latin America.

•	Enhance Our Productivity and Lower Our Costs. We intend to continue developing our manufacturing infrastructure and organization to meet our expected production requirements. We plan to continue manufacturing in-house certain key components of our products such as our proprietary HTS filters and cryogenic coolers. We believe that this will enable us to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of our technology and processes; (3) properly control our manufacturing processes; and (4) achieve significant cost reductions.

•	Maintain Our Focus on Technical Excellence and Innovation. We are committed to maintaining our leadership role in the wireless communication market for link enhancement solutions. In order to expand and protect our technology, we will continue to seek patent protection for our products and/or licenses of key technology owned by others. We also will continue to engage in government research and development contracts to help fund our commercial technology and product development.

•	Pursue Strategic Partnerships, Alliances and Acquisitions. In addition to our internal development efforts, we may acquire new products and technologies that address the complementary issues of uplink enhancement, downlink enhancement, and antenna optimization. In March 2003, STI certified Heinz Corporation, a leading provider of services to the wireless industry, as the first wireless engineering services firm to install STI’s SuperLink Solutions. This move expanded a strategic alliance that already existed between the two companies. In November 2002, STI and Heinz announced a strategic alliance to jointly provide, design and install solutions to improve the quality of wireless networks, especially in high-volume urban areas. Since then, the companies have worked together to collect and analyze RF data in several U.S. cities. This data will be used as the basis to design solutions that reduce or eliminate the adverse effects of RF interference on network performance. In December 2002, we completed a merger with Conductus, Inc., a competing supplier of high-temperature superconducting technology for wireless networks. We discontinued their competing commercial product line (the ClearSite) and are incorporating their technology into our commercial product line (the SuperLlink). We are also using their technical resources to supplement ours.

Merger with Conductus, Inc.

     We acquired Conductus, Inc. on December 18, 2002. Conductus was a competing supplier of high-temperature superconducting technology for wireless networks. We concurrently closed a related $20-million equity private placement that was contingent upon the acquisition. The acquisition of Conductus is expected to have a long-term, positive impact on STI, allowing the company to be able to provide greater technical expertise and provide a stronger product offering to the industry.

     Our acquisition of Conductus added to our intellectual property portfolio. Conductus owns 24 patents alone or with others, and has 19 pending applications in the United States. Conductus has international patents and a number of international applications pending under the Patent Cooperation treaty or in various countries worldwide. Several of Conductus’ patents and patent applications relate to various aspects of its communications products, including thin-film processing, filer design and tuning, and other aspects of interference devices or digital electronics and some of which are licensed to one or more entities.

Our Wireless Products

     Commercial wireless providers can use our SuperLink Solutions to keep pace with the growing demand for wireless communications. Wireless providers may deploy our products in connection with the installation of additional base stations in a network, as well as with the installation of an entirely new network. They can also improve the performance of existing base stations and networks by retrofitting their equipment with our link enhancement products in order to reduce the number of new base stations required.

     Our SuperLink Solutions are comprised of two unique product families: SuperLink Rx and SuperPlex.

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

     We introduced several new SuperLink Solutions products in 2003, including the SuperLink Rx 850, the most compact and lowest power cryogenic receiver front end (CRFE) in the industry, and the HTS-Ready™ Duplexer HP, which delivers superior duplexing functionality in the 850 MHz cellular band and provides twice the amount of average (1200 watts versus 600 watts) and four times as much peak power handling (40 kilowatts versus 10 kilowatts) as found in our standard HTS-Ready Duplexer 850. In August 2003, we introduced SuperLink Rx 1900, an integrated CRFE unit designed specifically for the PCS wireless market. SuperLink Rx 1900 is STI’s first fully integrated system designed for outdoor use. The fully weatherized unit includes a SuperLink Rx front-end and up to six dual duplexers in an outdoor enclosure.

     During 2002 and 2003, we were marketing a power amplifier product called the SuperLink Tx manufactured by another company. The SuperLink Tx was for wireless networks that suffer from insufficient transmit power on the downlink signal path. This problem is particularly prevalent after the uplink has been improved by using SuperLink Rx. Our supplier for this product was acquired by a competitor of ours in November 2003. We have not had significant sales of the SuperLink Tx product to date. We are evaluating whether we can and should develop an alternative source of power amplifiers.

     Net commercial product revenues are derived from the following products:

	For the year ended December 31,

	2001	2002	2003

SuperLink Rx	$6,966,000	$15,195,000	$34,544,000
SuperPlex multiplexer	635,000	2,262,000	3,434,000
SuperLink Tx			88,000
Other	—	144,000	511,000

Total	$7,601,000	$17,601,000	$38,577,000

Marketing and Sales

     We sell solutions to wireless communication service providers in the Americas and have plans to expand worldwide. Our earliest experience was with small rural providers who had the most immediate need for the SuperFilter® for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001, 927 systems in 2002 and 1,884 systems in 2003. We continue to increase systems sales in spite of a shift in our sales focus to the large service providers where the sales cycle requires numerous trials and is very long. This shift in focus was undertaken to begin a move to the suburban and urban markets where the majority of base stations are located and where the need for interference rejection is greatest. In mid 1999, we signed a five-year supply agreement with U.S. Cellular Corporation, one of the five largest cellular providers in the country. In March 2000, we signed a one year supply agreement with ALLTEL, an even larger domestic wireless service provider, designating STI as their supplier of HTS base station receiver solutions. In December 2001, we signed a follow-on agreement with a major customer for 1,000 SuperFilter Systems, to be delivered over five quarters. During 2003, we signed supply agreements with Verizon Wireless and another major wireless service provider. In 2001, U.S. Cellular accounted for 44% of our net commercial revenues and ALLTEL accounted for 41% of our net commercial revenues. In 2002, U.S. Cellular accounted for 8% of our net commercial revenues and ALLTEL for 84% of our net commercial revenues. In 2003, ALLTEL accounted for 70% of our net commercial revenues and Verizon accounted for 15% of our net commercial revenues.

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

Backlog

     Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at December 31, 2003 to be $250,000, as compared to $1.4 million at December 31, 2002.

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

     The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a director emeritus to our Board of Directors and Chairman of our Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures, below 23K (-250°C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243°C) were discovered. In early 1987, yttrium barium copper oxide (“YBCO”) was discovered, which has a critical temperature of 93K (-180°C). Shortly thereafter, thallium barium calcium copper oxide (“TBCCO”) was discovered, which has a critical temperature of 125K (-148°C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196°C), or the point at which nitrogen liquefies at atmospheric pressure. These high critical temperatures allow superconductors to be cooled using less expensive and more efficient refrigeration processes. Our Company was formed following this discovery for the initial purpose of developing and commercializing high temperature superconductors.

     How We Develop Our Technology

     As part of our strategy to maintain our technological leadership, we have focused our research and development activities on high temperature superconducting (HTS) materials, RF circuitry, and cryogenics design and product application. We have internally developed our key technologies from a standard set of technology platforms. We utilize a proprietary manufacturing process for HTS thin-film production, the base material for our filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is incorporated with our cryogenic cooler and then integrated with the necessary control electronics into a complete system for simple adaptation into new or existing wireless communications base stations. We believe that our filter systems provide our targeted markets with the smallest and most cost-effective products and that we are the only superconducting company that develops and manufactures all of these key components. We also utilize technologies under licenses of patents from others for our products.

     HTS Materials

     A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. We primarily utilize TBCCO, which has one of the highest known critical temperatures, allowing for reduced cooling needs in order to achieve superconducting properties. We hold a worldwide exclusive license, in all fields of use, to TBCCO formulations covered by patents held by the University of Arkansas through a license agreement. As part of our strategy to stimulate the development and use of TBCCO, we granted DuPont a non-exclusive worldwide sublicense to develop processes and market TBCCO thin-films. We also utilize YBCO in some of our products, which we manufacture using proprietary processes. We license primary patents on this material from Lucent. Thin-film superconductors are the base materials used by us to produce RF components, such as wireless communications filters. We hold 21 patents for technologies related to thin-film materials and structures. We believe that the process technology we have developed produces state of the art HTS thin-films of the highest quality.

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

     Cryogenic Cooling Technology

     The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Prior to the Company’s efforts no such cryogenic cooler has been commercially available. In response to this lack of availability, we developed a low-cost, highly reliable low-power cooler designed to cool to 77K (-196°C) with sufficient cooling capacity for our superconducting applications. We have shipped more than 3,800 SuperLink Rx systems worldwide, logging in excess of 42 million hours of cumulative operation. The cryogenic coolers in our current models have demonstrated a mean time between failure of greater than 1 million hours. Its development was based in part on patents licensed by us from Sunpower, Inc. We believe our internally developed cooler, which is both compact enough and reliable enough to meet the most demanding wireless industry standards, provides us with a significant and unique competitive advantage.

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

How we use Government Contracts to fund technology development

     Our strategy is to continue to pursue government research and development contract awards, which complement our commercial product and technology development and allow for commercialization of the underlying technology. For example, we are currently working on a project to develop rapid tuning of superconducting filters funded by the Department of Defense Advanced Research Projects Agency (DARPA). This capability would greatly increase the effectiveness of our systems in blocking interference in government and potentially also commercial applications.

     Since our inception in 1987, a substantial part of our net revenues have been from research and development contracts, sales directly with the U.S. government or resellers to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We have marketed to various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from DARPA through the Office of Naval Research. In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, or SBIR, program. We have been awarded 32 Phase I SBIR contracts, each of which typically generates from $70,000 to $100,000 of revenues. We have been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates $500,000 to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us approximately $80 million of revenue, and remain a significant source of revenue today, supporting our research and development programs.

Our Manufacturing Capabilities

     We currently manufacture our SuperLink Rx systems and SuperPlex products at our facilities in Santa Barbara, California. In 1998, we opened a state-of-the-art manufacturing facility in Santa Barbara. STI renovated these manufacturing areas in early 2003, the first in a series of moves that have enabled us to produce larger quantities of our SuperLink Rx products into a routine and reproducible basis. Throughout 2003, we have expanded our controlled clean rooms, continued to develop and introduce new, state-of-the-art production and test equipment and processes, and implemented a continuous flow manufacturing strategy. In addition, performance testing and systems screening methods, along with optimized quality improvement techniques, have been instrumental in enabling our SuperLink Rx units to reach Mean Time Between Failure (MTBF) levels of more than 500,000 hours.

     In 2003, we expanded our manufacturing capacity to meet the rising demand for SuperLink Rx units within the wireless industry, as evidenced by our annual doubling of sales in 2003. Manufacturing capacity was 2,800 SuperLink Rx units per year in 2003, up from 1,000 units per year in 2002. We are holding capacity at this level to conserve cash resources. We could expand manufacturing capacity to approximately 5,000 units per year in our current facility.

     This expansion includes the addition of a second manufacturing site in Sunnyvale, California, that will produce films using a new process that greatly reduces die production costs. As manufacturing and sales needs exceed 5,000 systems, “copy exact” facilities of our “core competency” production areas will be built and strategically placed to provide optimal support to our customers. Selective and cost effective assembly buffers will continue to provide for a quick response to customer needs.

     Our internal capabilities include a proprietary manufacturing process for thin-film materials that is scaleable for high volume production. In addition, we have established a production operation that we use to produce thin films on wafers for wireless electronics applications. Our radio frequency circuitry is designed, modeled and tested by internal engineering resources. We have in-house capabilities to pattern the superconducting material and all other aspects of radio frequency component production, including packaging the filters. We also have in-house capabilities to manufacture our cryogenic coolers at a pace consistent with current quantity requirements. The consolidation of STI’s supplier base has improved the quality of received parts, while lowering their cost and decreasing lead-times.

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

     We have focused our HTS materials development efforts on TBCCO. We have an exclusive worldwide license (including the right to sublicense) under several U.S. patents which have been issued to the University of Arkansas covering TBCCO, subject to the University of Arkansas’ right to conduct research related to the patents. We also utilize YBCO in some of our products, which we manufacture using proprietary processes. We license primary patents on this material from Lucent.

     As of December 31, 2003, we held 70 U.S. patents, including those from the Conductus acquisition. Of these patents, 21 are for technologies directed toward producing thin-film materials and structures, including our proprietary thin-film process for TBCCO production, expiring in 2010 to 2021. In addition, we currently hold 19 U.S. patents for cryogenic microwave circuit designs expiring in 2011 to 2019 and 19 U.S. patents covering cryogenics, packaging and systems expiring in 2011 to 2021. Another 11 U.S. patents are in other superconducting technologies expiring in 2011 to 2017. As of December 31, 2003, we had 36 U.S. patents pending.

     As of December 31, 2003, we held 40 foreign issued patents and 59 foreign patents pending. We also have license rights to 14 issued patents in the United States and to 62 patents issued or pending internationally.

     We have trade secrets and unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

     We own federally registered trademarks to Superconductor Technologies, Conductus and Improving the Quality of Wireless with several other registrations pending. We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions.

Competition

     The wireless communication market is intensely competitive. We face competition in various aspects of our technology and product development and in each of our targeted markets. Our current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture, or market conventional downlink enhancement products such as power amplifiers, as well as with companies that sell antenna-optimizing multiplexers. We also compete against companies that seek to enhance base station range and selectivity by means other than a superconducting filter. The primary competitors use tower mount and ground mount amplifiers, conventional filters, repeaters or “smart antenna” technologies. Tower mount and ground mount amplifiers pass an RF signal received by an antenna through a broad filter, followed by a low noise amplifier. These units are produced by a number of companies, which include most of the base station original equipment manufacturers (OEMs) such as Ericsson and Nokia. Filter manufacturers, including Andrew, REMEC, LGP/Allgon, Filtronic and Radio Frequency Systems, also produce these units. Smart antennas allow base stations to focus energy more directly on individual wireless devices in order to improve capacity. Arraycom is among the leading independent companies that produce these systems. Base station manufactures, such as Ericsson, Nokia, Nortel and Lucent are also developing smart antennas for their base stations.

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

Employees

     We employed a total of 302 persons as of December 31, 2003: 175 in manufacturing, 60 in research and development, 31 in sales and marketing and 36 in administration. Twenty-one of our employees have Ph.D.s, and thirty-eight others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our employees are not represented by a labor union, and we believe that our employee relations are good.

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

ITEM 2. PROPERTIES

     We lease all of our properties. Most of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 75,000 square feet in Santa Barbara in this complex. We have a long term lease for 60,000 square feet that expires in 2011, and we rent the remaining 15,000 square feet on a month to month basis. We acquired a second leased facility in Sunnyvale, California through the acquisition of Conductus in December 2002. We plan to use this facility for a second manufacturing site to produce some of the thin films we use to make our filters. The facility is currently comprised of two 20,000 square feet buildings under leases, which expire in 2006, with offices, labs and cleanrooms. One building will remain occupied and the other has been abandoned and is available for sublease. We believe that our facilities are adequate to meet current and reasonably anticipated needs for approximately the next two years.

ITEM 3. LEGAL PROCEEDINGS

     We are engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly-owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.

     On April 3, 2003, the jury returned a unanimous verdict that our SuperFilter III product does not infringe the patent in question, and that ISCO’s patent is invalid and unenforceable. The jury also awarded us $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent.

     On April 17, 2003, we filed a Motion for Attorneys’ Fees and Disbursements, in which we asked the court to award us our attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to us, and also denied our request for reimbursement of our legal fees associated with the case. We have filed a notice of appeal as to this portion of the court’s decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders during the last quarter of the year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     The Company’s common stock is listed on The NASDAQ Stock Market® under the symbol “SCON”. The following table sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported on The NASDAQ Stock Market®.

	High	Low

2002
Quarter ended April 1, 2002	$6.79	$3.90
Quarter ended July 1, 2002	$5.09	$1.55
Quarter ended October 1, 2002	$1.93	$0.93
Quarter ended December 31, 2002	$1.60	$0.94
2003
Quarter ended March 29, 2003	$1.20	$0.95
Quarter ended June 28, 2003	$3.67	$0.75
Quarter ended September 27, 2003	$5.25	$2.05
Quarter ended December 31, 2003	$7.65	$3.64

Holders of Record

     We had approximately 402 holders of record of our common stock as of March 5, 2004. We estimate that there are more than 18,000 round lot beneficial owners of our common stock

Dividends

     We have never paid dividends and intend to employ all available funds in the development of our business. We do not expect to pay any cash dividends for the foreseeable future.

Sales of Unregistered Securities

     During the fourth quarter of 2003, we did not issue any equity securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company’s Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     We acquired Conductus, Inc. on December 18, 2002. The results of Conductus, Inc. are included in the consolidated financial statement for 13 days in 2002 following its acquisition through December 31, 2002 and for the entire year of 2003.

	Year Ended December 31,
(In thousands, except per share data)	1999	2000	2001	2002	2003
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$2,053	$5,303	$7,601	$17,601	$38,577
Government contract revenues	5,059	4,643	4,782	4,785	10,759
Sub license royalties	10	10	10	10	58

Total net revenues	7,122	9,956	12,393	22,396	49,394
Costs and expenses:
Cost of commercial product revenues	6,848	15,710	10,626	19,286	28,249
Contract research and development	3,427	4,235	3,359	2,531	6,899
Other research and development	1,747	2,633	4,606	4,489	4,697
Selling, general and administrative	5,664	8,357	11,907	14,976	20,567
Write off of in-process research and development	—	—	—	700	—

Total costs and expenses	17,686	30,935	30,498	41,982	60,412

Loss from operations	(10,564)	(20,979)	(18,105)	(19,586)	(11,018)
Other income (expense), net	(311)	323	904	73	(327)

Net loss	(10,875)	(20,656)	(17,201)	(19,513)	(11,345)
Less deemed and cumulative preferred stock Dividends	(1,364)	(2,203)	(2,603)	(1,756)	—

Net loss available to common stockholders before cumulative effect of accounting change	(12,239)	(22,859)	(19,804)	(21,269)	(11,345)
Cumulative effect of accounting change on preferred stock beneficial conversion feature	—	(10,612)	—	—	—

Net loss available to common stockholders	($12,239)	($33,471)	($19,804)	($21,269)	($11,345)

Basic and diluted net loss per share:
Net loss per common share before cumulative effect of accounting change	($1.58)	($1.42)	($1.10)	($0.89)	($0.18)
Cumulative effect of accounting change	—	(0.67)	—	—	—

Net loss per common share	($1.58)	($2.09)	($1.10)	($0.89)	($0.18)

Weighted average number of shares Outstanding	7,744	16,050	17,956	24,020	62,685

	December 31,

	1999	2000	2001	2002	2003

Balance Sheet Data:
Cash and cash equivalents	$66	$31,824	$15,205	$18,191	$11,144
Working capital (deficit)	(13)	36,186	18,753	16,503	15,576
Total assets	11,085	46,761	30,161	65,326	68,123
Long-term debt, including current portion	961	751	509	2,123	721
Redeemable preferred stock	17,125	—	—	—	—
Total stockholders’ equity (deficit)	(11,656)	38,409	23,663	49,524	52,220

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

     SuperLink Solutions consist of two unique product families: SuperLink Rx Solutions and SuperPlex Solutions. Together, these solutions allow service providers to benefit from lower capital and operating costs. They also increase the minutes of use because subscribers experience better call quality, fewer dropped calls and higher speed data transmissions.

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

     During 2002 and 2003, we were marketing a power amplifier product called the SuperLink Tx manufactured by another company. The SuperLink Tx was for wireless networks that suffer from insufficient transmit power on the downlink signal path. This problem is particularly prevalent after the uplink has been improved by using SuperLink Rx. Our supplier for this product was acquired by a competitor of ours in November 2003. We have not had significant sales of the SuperLink Tx product to date. We are evaluating whether we can and should develop an alternative source of power amplifiers.

     From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts. We began full-scale commercial production of the SuperFilter in 1997 and shipped 1,838 units in 2003. Our focus is now fully on our commercial products, and we expect commercial revenues to continue increasing as a percentage of our total revenues. We have incurred cumulative losses of $116 million from inception to December 31, 2003.

Critical Accounting Policies and Estimates

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

     In connection with the acquisition of Conductus we recognized $20 million of goodwill. During the fourth quarter of 2003 we tested the goodwill for possible impairment and determined that there was no impairment. This goodwill will again be tested for impairment in the fourth quarter of 2004 or earlier if events occur which require an earlier assessment. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2001	2002	2003

Net Loss:
As reported	($17,201,000)	($19,513,000)	($11,345,000)
Stock-based compensation included in net loss	—	—	—
Stock-based compensation expense determined under fair value method	(3,970,000)	(4,056,000)	(5,435,000)

Pro forma	($21,171,000)	($23,569,000)	($16,780,000)

Basic and diluted loss per share:
As reported	($1.10)	($0.89)	($0.18)
Stock compensation expense	(0.22)	(0.17)	(0.09)

Pro forma	($1.32)	($1.06)	($0.27)

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

Backlog

     Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at December 31, 2003 to be $250,000, as compared to $1.4 million at December 31, 2002.

Results of Operations

Acquisition of Conductus

     We acquired Conductus, Inc. on December 18, 2002. Conductus is located in Sunnyvale California and was a competing supplier of high-temperature superconducting technology for wireless networks. We discontinued their competing commercial product line (the ClearSite) and are incorporating their technology into our commercial product line (the SuperLink). We are also using their technical resources in Sunnyvale to supplement ours. The results of Conductus are included in the consolidated financial statement for 13 days in 2002 following its acquisition and for the entire year of 2003. The acquisition did not have a significant impact on the results of operations for the year ended December 31, 2002.

Recent Developments and Trends for 2004

     We are a manufacturer of equipment to a relatively small number of customers and are highly sensitive to any changes experienced by our customers. We are currently experiencing the downside of such changes with two customers that we consider important for our revenues in 2004. One of our customers is being acquired. We believe that this customer has stopped work temporarily on certain infrastructure projects because of the acquisition. Some of these projects involved our products. We also believe that another customer meanwhile has decided to greatly accelerate a project to roll out a new third generation technology that has diverted their resources. This is delaying some projects to deploy our product for improvements to their existing network. We believe these are temporary impediments but cannot be certain of their duration. We are also aggressively pursuing efforts to have our product incorporated into our customers’ new third generation wireless networks. We believe our product sales will, in the long run, continue to be driven by the need for efficient capital spending and improved network performance of both the existing wireless technologies and the new third generation wireless technologies such as 1X-EVDO, EDGE and W-CDMA.

     We also expect increased competition in 2004 from venders of other interference solutions such as tower mount amplifiers and conventional filters. We expect this will increase customer pressure on our product pricing in 2004. Our product pricing has always been influenced by this competition, and we have responded by continually and substantially reducing our product costs. We expect our product costs will continue to decline in 2004, but we cannot predict whether they will decline at a rate sufficient to keep pace with the competitive pricing pressure. This could adversely affect our net commercial product revenues and gross margins in 2004.

2003 Compared to 2002

     Total net revenues increased by $27.0 million, or more than 100%, from $22.4 million in 2002 to $49.4 million for 2003. This increase is primarily due to higher commercial product sales and government and other contract revenues, including the government contract and other revenue from our acquisition of Conductus in December 2002.

     We generate commercial revenues primarily from sales of our SuperLink Rx product line which combines specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier in highly compact systems. We also started selling significant quantities of a new multiplexer product line starting in February 2001. Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. The following table summarizes the calculation of net commercial product revenue for 2003 and 2002:

	Year Ended December 31,
Dollars in thousands	2002	2003

Gross commercial product sales proceeds	$20,040	$38,964
Less allocation of proceeds to warrants issued to
U.S. Cellular	(2,283)	(90)
Less sales discounts	(156)	(297)

Net commercial product revenues	$17,601	$38,577

     Net commercial product revenues increased to $38.6 million in 2003 from $17.6 million in 2002, an increase of $21.0 million, or more than 100%. This increase is primarily the result of an increase in sales of our SuperLink Rx products of $17.2 million, increased sales of our multiplexer product of $1.2 million and a $2.3 million decrease in sales proceeds allocated to warrants issued to U.S. Cellular. The average selling price for the SuperLink Rx decreased 7% on our SIX-Pak units and increased 1% on our TWO-Pak units. Our two largest customers accounted for 85% of our net commercial revenues in 2003 and 92% in 2002.

     Government contract revenues increased by $6.0 million, or more than 100%, from $4.8 million in 2002 to $10.8 million in 2003. This increase results primarily from the acquisition of Conductus which totaled $4.6 million and the remainder to a modest increase in other government contracts at our Santa Barbara facility. In our business model, we use government contracts as a source of funds for our commercial technology development. We primarily pursue government research and development contracts which compliment our commercial product development. In other words, we undertake government contract work which has the potential to add to or improve our commercial product line. These contracts often yield valuable intellectual property relevant to our commercial business. Under the terms of our government contracts, we retain exclusive rights to this technology for commercial applications and the federal government has a non-exclusive license to exploit the technology for government applications.

     Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $28.2 million for 2003. For 2002, cost of commercial products revenues totaled $19.3 million, and was reduced by amortization credits of $2.0 million for the accrual of a non-cash contract loss on the purchase order from U.S. Cellular. Please read the discussion on page 21 entitled “Non-Cash Charges for Warrants Issued to U.S. Cellular.” For 2002, excluding these amortization credits, the cost of commercial revenues totaled $21.3 million compared to $28.2 million in 2003. Increased costs resulting from increased unit shipments and higher costs associated with ramping up our manufacturing capacity were offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     We generated positive commercial gross margins of $10.3 million in 2003 from the sale of our commercial products, as compared to negative gross margins of $1.7 million for 2002. The improvement is due to increased commercial product revenues and decreased manufacturing cost per unit.

     Contract research and development expenses totaled $6.9 million in 2003 and $2.5 million in 2002. The increase is primarily from the acquisition of Conductus. The remainder is attributable to a modest increase in government contract revenues at our Santa Barbara facility.

     Other research and development expenses are for internally funded development of our commercial products. These expenses increased to $4.7 million in 2003, and are comparable to $4.5 million in 2002.

     Selling, general and administrative expenses totaled $20.6 million in 2003 as compared to $15.0 million in 2002. This increase results primarily from increased domestic and international marketing and sales efforts, higher expenses related to the acquired Conductus operations and higher ISCO litigation expenses. ISCO litigation expenses totaled $4.8 million in 2003, as compared to $3.1 million in 2002. ISCO has appealed their loss in the trial court, and we expect ongoing but modest litigation expenses in 2004 for the appeal process.

     Interest income decreased in 2003 as compared to 2002 due to decreased levels of cash available for investment and the decline in interest rates.

     Interest expense increased in 2003 as compared to 2002 and resulted from the increased debt incurred in the fourth quarter of 2002, from short-term borrowings in 2003 and accretion of long term liabilities recorded in the Conductus acquisition.

     We had a net loss of $11.3 million for 2003 as compared to $19.5 million in 2002.

     The net loss available to common shareholders totaled $11.3 million in 2003, or $0.18 per common share, as compared to $21.3 million, or $0.89 per common share, in 2002. The amounts for 2002 include a charge of $1.8 million for a non-cash deemed distribution on preferred stock.

2002 Compared to 2001

     Total net revenues increased by $10.0 million, or more than 81%, from $12.4 million for 2001 to $22.4 million for 2002. The increase is primarily due to higher commercial product sales. The following table summarizes the calculation of net commercial product revenue for 2002 and 2001. (Please read the discussion on page 21 under the caption “Non-Cash Charges for Warrants Issued To U.S. Cellular” for a discussion of the allocation to warrants.)

	Year Ended December 31

Dollars in thousands	2001	2002

Gross commercial product sales proceeds	$9,907	$20,040
Less allocation of proceeds to warrants issued to U.S. Cellular	(2,238)	(2,283)
Less sales discounts	(68)	(156)

Net commercial product revenues	$7,601	$17,601

     Net commercial product revenues increased to $17.6 million in 2002 from $7.6 million in 2001, an increase of $10.0 million, or more than 100%. This increase is primarily the result of an increase in sales of our SuperLink Rx products of $8.2 million-and increased sales of our new multiplexer product of $1.6 million. The average selling price for the SuperLink Rx decreased 19% on our SIX-Pak units and decreased 2% on our TWO-Pak units. The SIX-Pak price decrease followed a discount on a large order of product in December 2001. Our two largest customers accounted for 92% of our net commercial revenues in 2002 and 85% in 2001.

     Government contract revenues totaled $4.8 million in 2002 and are comparable to the prior year.

     Cost of commercial product revenue includes all direct costs, manufacturing overhead and related start-up costs. The cost of commercial product revenues totaled $19.3 million for 2002, and was reduced by amortization credits of $2.0 million relating to the accrual for non-cash contract loss on the purchase order from U.S. Cellular. Please read the subsection below entitled “Non-Cash Charges for Warrants Issued To U.S. Cellular”. For 2002, excluding these amortization credits, the cost of commercial revenues totaled $21.3 million as compared to $12.9 million in 2001. This increase resulted from increased unit shipments and higher costs associated with ramping up the Company’s manufacturing capacity, partially offset by lower material and labor costs per unit and the effect of increased manufacturing efficiencies.

     For the year ended December 31, 2002 we generated negative gross margins on our commercial products at current sales levels primarily due to fixed manufacturing overhead costs. However, in the fourth quarter of 2002 we generated positive gross margins of $112,000 from net commercial sales of $4.3 million..

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

     Write off of in-process research and development (IPR&D) totaled $700,000 and resulted from the acquisition of Conductus. The amount of the purchase price allocated to purchased IPR&D was expensed upon acquisition, because the technological feasibility of products under development has not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to make new high temperature superconducting materials technology and device design and cryopackaging and systems integration technology. At the time of the acquisition, the products under development were about 50% complete and it was expected that the remaining efforts would be completed by the end of 2004 at a cost of approximately $2.5 million. The remaining efforts include completion of development processes, manufacturing processes, final product integration and testing. All of the IPR&D projects are subject to the normal risks and uncertainties.

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

     Interest expense in 2002 was comparable to the prior year.

     We had a net loss of $19.5 million in 2002 as compared to $17.2 million in 2001.

     The net loss available to common shareholders totaled $21.3 million in 2002, or $0.89 per common share, as compared to $19.8 million, or $1.10 per common share, in 2001. The amounts for 2002 and 2001 include a $1.8 million and $2.6 million, respectively, non-cash deemed distribution on preferred stock.

Liquidity and Capital Resources

     We continue to depend on equity transactions for a significant portion of the financing for our operations. The following summarizes our equity transactions since January 1, 2000:

•	On February 11, 2000, we completed a public offering of 2,473,701 shares of common stock, priced at $3.25 per share, of which 2,319,855 shares of common stock were sold for a cash payment totaling $7,540,000 and 153,846 shares of common stock were exchanged for short-term indebtedness of $500,000. We received net proceeds totaling $7.4 million. Concurrent with the offering, the holders of the Series A-2, A-3 and C Redeemable Convertible Preferred Stock converted their holdings into 2,458,391 shares of common stock. As an inducement to convert the preferred shares, we issued the preferred stockholders warrants to purchase 250,000 shares of common stock at $3.58 per share. Also during the year ended December 31, 2000, the holders of the outstanding Series B-1 and D preferred shares elected to convert their holdings into 3,175,409 shares of common stock.

•	On September 29, 2000, we completed a private placement of 37,500 shares of Series E Convertible Preferred Stock and warrants to purchase up to an additional 1,044,568 shares of common stock. We received net proceeds totaling $35,155,000. The preferred stock was non-voting, had a stated value and a liquidation preference of $1,000 per share, and was convertible into common stock at the lower of $17.95 per common share or the market price of the common stock at the time of conversion, subject to an implicit floor.

•	During 2001, preferred stockholders converted 3,000 Series E preferred shares into 625,093 shares of common stock, and we issued 51,212 shares of common stock to pay for the conversion premium. During 2002, preferred stockholders converted the remaining 34,500 shares of Series E preferred stock into 2,878,351 shares of common stock. We paid the associated conversion premium of $4,686,000 with $3.0 million in cash and an eighteen-month $1.7 million subordinated note. The subordinated note carries eight percent interest with interest only payable for the first six months and monthly amortization of principal and interest for the remaining twelve months.

•	In connection with the sale of the Series E preferred stock, we also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and the second warrant is for the purchase of up to 731,198 additional shares of common stock. Both warrants are currently exercisable and contain “weighted average” anti-dilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision. As a result of the issuance of common shares during 2002 and 2003, the warrant exercise prices were reduced to $19.28 and the aggregate number of shares increased to 1,166,477.

•	In March 2002, we raised net proceeds of $12,122,000 from the private sale of 3,714,286 shares of common stock at $3.50 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 557,143 shares of common stock exercisable at $5.50 per share. In conjunction with this equity issuance, we also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share.

•	In connection with the acquisition of Conductus, Inc. in December 2002, we raised net proceeds of $19,704,000 from the private sale of 21,096,954 shares of common stock at $0.95 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 5,274,240 shares of common stock exercisable at $1.19 per share.

•	In June 2003, we raised net proceeds of $10.1 million from the private sale of 5,116,278 shares of common stock at $2.15 per share and 5-year warrants to purchase an additional 1,279,069 shares of common stock at $2.90 per share.

     We have effective registration statements on file with the SEC covering the public resale by investors of all the common stock issued in our private placements, as well as any common stock acquired upon the exercise of their warrants.

     Cash and cash equivalents decreased by $7.1 million, from $18.2 million at December 31, 2002 to $11.1 million at December 31, 2003. Cash used in operations and investing activities during 2003 was partially offset by cash received from the sale of common stock and warrants in a private placement, exercises of warrants and options and a net increase in borrowings. Cash and cash equivalents increased by $3.0 million, from $15.2 million at December 31, 2001 to $18.2 million at December 31, 2002. Cash used in operations and investing activities during 2002 was offset by cash received from the sale of common stock and warrants in a private placement during the first and fourth quarters.

     Net cash used in operations totaled $14.7 million in 2001, $20.0 million in 2002 and $18.5 million in 2003. The increase in cash used in operations in 2002 is primarily the result of the $1.5 million increased cash portion of our net loss and to a $3.8 million net increase in accounts receivable, inventories and other current and non current assets and paydown of accounts payable and accrued liabilities. The decrease in cash used in operations in 2003 is primarily due the decrease in cash loss of $8.6 million, partially offset by increased cash used in other operating assets and liabilities over that in 2002. Depreciation and amortization expense increased in the year ended December 31, 2003 due to increased amortization related to the acquired technology in the Conductus acquisition and increased fixed assets expenditures in the prior year.

     Net cash used in investing activities totaled $1.9 million in 2001, $5.5 million in 2002 and $4.4 million in 2003. It related in each year primarily to purchases of manufacturing equipment and facilities improvements. In 2003, cash of $500,000 was used to pay upfront license fees for a new technology license. In 2002, cash of $429,000 was used in the acquisition of Conductus, Inc. and $374,000 was provided by the release of restrictions on $374,000 of cash obtained through the Conductus acquisition.

     Net cash provided by (used in) financing activities totaled ($24,000) in 2001, $28.4 million in 2002 and $15.8 million in 2003. The net cash provided by financing activities in 2003 primarily resulted from the sales of common stock and warrants for $10.1 million in June 2003, $3.8 million from the exercise of warrants in December 2003 and, net borrowings against our credit facility totaling $3.3 million. These sources of funds were partially offset by the reduction in long-term borrowings of $1.4 million. The net cash provided by financing activities in 2002 primarily resulted from the sale of common stock and warrants for $12.2 million in March 2002 and for $19.7 million in December 2002 relating to the Conductus acquisition. These amounts were partially offset by the payments on long-term debt and $3.0 million premium paid on the conversion of the Series E convertible preferred stock. In 2001, cash used in financing operations resulted from the exercise of stock options, which totaled $218,000 and was offset by the net reduction in borrowings of $242,000.

     We have a line of credit from a bank. It is a material source of funds for our business. We recently renewed the line of credit for an additional year until March 17, 2005. The line of credit is structured as a sale of our accounts receivable. The loan agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.00% at December 31, 2003) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at December 31, 2003 totaled $3,308,000. The amount outstanding is repayable upon collection of the underlying accounts receivable. Advances are secured by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. In connection with this agreement, we issued seven year warrants to the bank for the purchase of 94,340 shares of common stock at $1.06 per share.

     At December 31, 2003, we had the following cash commitments:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$174,000	$85,000	$74,000	$15,000	$—
Principal and interest payments on subordinated note payable	587,000	587,000	—	—	—
Operating leases	13,399,000	2,466,000	3,877,000	2,730,000	4,326,000

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Minimum license commitment	3,150,000	270,000	540,000	540,000	1,800,000
Fixed asset purchase commitments	817,000	817,000	—	—	—

Total contractual cash obligations	$18,127,000	$4,225,000	$4,491,000	$3,285,000	$6,126,000

     We plan to invest approximately $2.0 to 5.0 million in fixed assets during 2004 to continue to expand manufacturing ability depending on market demand for our product. This plan is contingent on our ability to raise additional capital later this year.

     Our auditors have included in their report for the 2003 year an explanatory paragraph expressing doubt about our ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002. In 2003, we incurred a net loss of $11,345,000 and negative cash flows from operations of $18,458,000. We are also experiencing lower than expected revenues in the first quarter of 2004. In response, we are adjusting our inventory build plan, reducing direct labor, cutting certain fixed costs and implementing a reduced work week. We believe these steps will provide us with sufficient capital resources to continue normal operations until we can complete a financing transaction. We will need additional financing in the short term, but we have not yet made any decision concerning our fund raising plans.

     We cannot give assurance that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we would also be forced to make further substantial reductions in its operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

     Our financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Non-Cash Charges for Warrants Issued To U.S. Cellular

     In August 1999, we entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased. The warrant is immediately exercisable with respect to any vested shares and expires August 27, 2004. For accounting purposes, we are allocating proceeds from sales under this agreement between commercial product revenues and the estimated value of the warrants vesting in connection with those sales. The estimated fair value of the warrants in excess of the related sales, when applicable, is recorded in cost of commercial product revenues.

     In September 2000, we received a $7.8 million noncancelable purchase order from U.S. Cellular for SuperFilter® systems to be shipped over the next nine quarters. In consideration for the purchase order, we amended the August 1999 warrant agreement and vested 312,000 warrants to U.S. Cellular. The vested warrants are immediately exercisable, not subject to forfeiture, and U.S. Cellular has no other purchase obligations.

     We estimated the fair value of the warrants vesting upon receipt of this order at $5,635,000 using the Black-Scholes option-pricing model and recorded this amount as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. During 2001 and 2002 sales proceeds of $2,237,000 and $2,280,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $879,000 and $967,000, respectively, were recorded as commercial product revenues under this purchase order.

     After the allocation of sales proceeds under the $7.8 million purchase order to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000. During the years ending December 31, 2001 and 2002, $2,243,000 and $1,998,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order.

     During the fourth quarter of 2002, deliveries under the $7.8 million purchase order were completed. For accounting purposes proceeds from subsequent sales to U.S. Cellular under this agreement are again being allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. For subsequent product sales in the fourth quarter of 2002 and the year ended December 31, 2003, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,540 and 38,088 shares of common stock and sales proceeds allocated to warrants vesting in 2002 and 2003 totaled $3,000 and $90,000, respectively.

     As of December 31, 2003, U.S. Cellular had 524,932 unvested warrants that can be earned from future product orders through August 27, 2004.

Net Operating Loss Carryforward

     As of December 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $215.1 million and $90.6 million, respectively, which expire in the years 2003 through 2023. Of these amounts $93.9 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.0 million and $13.0 million for federal and California income tax purposes. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2.6 million and $2.3 million, respectively, which expire in the years 2003 through 2023. Of these amounts $972,000 and $736,000, respectively resulted from the acquisition of Conductus.

     Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently, the Company completed an analysis of its equity transactions and determined that it had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $101.6 million will be subject in future periods to an annual limitation of $1.3 million. In addition, the Company acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $93.9 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by the Company subsequent to the ownership changes totaled $19.5 million and are not subject to this limitation.

Future Accounting Requirements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in

EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on the consolidated financial statements.

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE). The consolidation requirements apply to all SPE’s in the first year or interim period beginning after December 15, 2003. The Company adoption of the provisions of FIN 46R is not expected to have a material impact on the Company’s its consolidated financial statements since it currently has no SPE’s.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have an impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

     In November 2003, FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

     We adopted the provisions of SFAS 150 effective June 30, 2003, and such adoption did not have an impact on our consolidated financial statements.

Market Risk

     We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes.

     At December 31, 2003, we had approximately $10.6 million invested in a money market account yielding approximately 0.9%. Assuming a 0.9% decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $95,000 per annum. Also, at December 31, 2003 we had $3.3 million outstanding under a bank borrowing arrangement bearing interest at the prime rate (4.00% at December 31, 2003) plus 2.50%. Assuming a 1% increase in the prime rate interest and that the amount was outstanding for the entire year, interest expense would increase $33,000.

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

Inflation

     We do not foresee any material impact on our operations from inflation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company that is required to be included in our periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect these controls during the fourth quarter of 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the fourth quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “Business—Executive Officers and Directors” and under the caption “Proposal One: Election of Directors” in the our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the our year ended December 31, 2003.

     We adopted a Code of Business Conduct and Ethics in 2003 for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the code is to ensure that our business is conducted in a consistently legal and ethical matter. We have posted the text of the code on our website at www.suptech.com. We will post any future amendment to the code on our website. We plan to review the code in the near future in light of Nasdaq’s recently adopted corporate governance rules. We will provide a copy of our code free of charge to any person upon request by writing to us at the following address: Superconductor Technologies Inc., 460 Ward Drive, Santa Barbara, California 93111-2310, Attn: Martin S. McDermut, SVP/CFO.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities of Principal Stockholders and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Company’s year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Executive Compensation -Certain Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2003.

ITEM 14. PRINCIPLE ACCOUNTING FEES AND DISCLOSURES

     Information regarding on accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Principal Accounting Fees and Disclosures” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s year ended December 31, 2003.

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

                1.    Index to Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in Part IV of this Report on the pages indicated:

                2.   Financial Statement Schedule Covered by the Foregoing Report of Independent Public Accounts Statement.

Schedule II - Valuation and Qualifying Accounts F-28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                3.   Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (8)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (15)
3.3	Bylaws of the Registrant (9)
3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (15)

Number	Description of Document

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (15)
4.1	Form of Common Stock Certificate (1)
4.2	Third Amended and Restated Stockholders Rights Agreement (9)
4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (9)
4.4	Registration Rights Agreement to United States Cellular Corporation (10)
4.5	Form of Warrant to United States Cellular Corporation (10)
4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (12)
4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (12)
4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (13)
4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (13)
4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)
4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)
4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)
4.13	Registration Rights Agreement, dated March 6, 2002 (16)
4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (16)
4.15	Registration Rights Agreement dated October 10, 2002 (17)
4.16	Warrants to Purchase Common Stock dated October 10, 2002 (17)
4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (7)
4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (20)
4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (20)
4.20	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (22) *
4.21	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (23)
4.22	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (23)
4.23	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (24)
4.24	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (24)
4.25	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (25)
4.26	Form of Warrant (26)
4.27	Form of Registration Rights Agreement (26)
10.1	Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)
10.2	1992 Director Option Plan (2)
10.3	Form of Indemnification Agreement (2)
10.4	License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended (2)
10.5	1992 Stock Option Plan (2)
10.6	Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(2)
10.7	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(2)*

Number		Description of Document

10.8		Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991 (2)
10.9		License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992 (2) *
10.10		Superconductor Technologies Inc. Purchase Agreement (3) *
10.11		Form of Distribution Agreement (4)
10.12		Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (4)
10.13		Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996 (5) *
10.14		Employment Offer Letter to M. Peter Thomas dated April 3, 1997 (6)
10.15		1999 Stock Option Agreement (11)
10.16		1998 Stock Option Plan (14)
10.17		Employment Agreement with M. Peter Thomas dated January 1, 2001 (15)
10.18		Promissory Note with M. Peter Thomas dated April 9, 2001 (15)
10.19		Securities Purchase Agreement, dated March 6, 2002 (16)
10.20		Agreement Concerning Additional Investors, dated March 8, 2002 (16)
10.21		Letter Agreement dated September 29, 2002 between Superconductor and RGC International Investors, LPC (17)
10.22		Subordinated Promissory Note dated September 30, 2002 issued to RGC International Investors, LPC (17)
10.23		Form of Change in Control Agreement dated October 10, 2002 (19)
10.24		Charles E. Shalvoy Change in Control Agreement dated October 10, 2002 (19)
10.25	(a)	Securities Purchase Agreement dated October 20, 2002 (18)
10.25	(b)	Supplement to Securities Purchase Agreement dated October 28, 2002 for additional investment (19)
10.26		Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000 (19)
10.27		Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000 (19)
10.28		Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001 (19)
10.29		Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000 (19)
10.30		Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc. (21)
10.31		Form of Change of Control Agreement dated March 28, 2003 (25)
10.32		Accounts Receivable Purchases Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank (25)
10.33		Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank (25)
10.34		Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002 (25)
10.35		Securities Purchase Agreement dated June 23, 2003 (26)
10.36		Form of Investor Warrant (26)
10.37		Form of Registration Rights Agreement (26)
10.38		2003 Equity Incentive Plan (27)
10.39		Code of Business Conduct and Ethics
10.40		Patent License Agreement by and between Lucent Technologies and the Company **
10.41		Executive Incentive Compensation Plan
21		List of Subsidiaries
23		Consent of Independent Accountants
31.1		Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Number	Description of Document

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(2)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-10569).

(6)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-Q.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 4, 2000.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606).

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 14, 2002.

(19)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(20)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(21)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(23)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(24)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1999.

(25)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003

(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003

(27)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Reg. No. 333-106594)

*	Confidential treatment has been previously granted for certain portions of these exhibits.

**	Confidential treatment has been requested for certain portions of this exhibit.

(b)	Reports on Form 8-K.

     We filed or furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

•	Filed September 29, 2003 – Item 5- Announcing the filing of a cross appeal in its patent infringement suit with ISCO International, Inc.

•	Furnished October 31, 2003 – Items 9 and 12 Announcing results for the quarter ended September 27, 2003.

     We filed or furnished the following Current Reports on Form 8-K subsequent to the quarter ended December 31, 2003:

•	Furnished February 4, 2004 – Items 9 and 12 Announcing preliminary financial results for the fourth quarter and year ended December 31, 2003.

•	Furnished March 1, 2004 Items 9 and 12 Announcing financial results for the fourth quarter and year ended December 31, 2003.

(c)	Exhibits. See Item 15(a) above.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
Superconductor Technologies Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 26, present fairly, in all material respects, the financial position of Superconductor Technologies Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses and used $18.5 million in cash for operations in 2003. These matters raise a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 27, 2004

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$18,191,000	$11,144,000
Accounts receivable, net	3,405,000	8,809,000
Inventory	6,347,000	8,802,000
Prepaid expenses and other current assets	555,000	760,000

Total Current Assets	28,498,000	29,515,000
Property and equipment, net of accumulated depreciation of $12,648,000 and $15,061,000, respectively	11,091,000	12,534,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,368,000 and $3,173,000, respectively	5,141,000	5,367,000
Goodwill	20,107,000	20,107,000
Other assets	489,000	600,000

Total Assets	$65,326,000	$68,123,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$3,308,000
Accounts payable	5,888,000	5,154,000
Accrued expenses	4,557,000	4,832,000
Current portion of capitalized lease obligations and long term debt	1,550,000	645,000

Total Current Liabilities	11,995,000	13,939,000
Capitalized lease obligations and long term-debt	573,000	76,000
Other long term liabilities	3,234,000	1,888,000

Total Liabilities	15,802,000	15,903,000
Commitments and contingencies-Note 10 and 11
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 59,823,553 and 68,907,109 shares issued and outstanding, respectively	60,000	69,000
Capital in excess of par value	154,744,000	168,776,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(104,460,000)	(115,805,000)

Total Stockholders’ Equity	49,524,000	52,220,000

Total Liabilities and Stockholders’ Equity	$65,326,000	$68,123,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31

	2001	2002	2003

Net revenues:
Net commercial product revenues	$7,601,000	$17,601,000	$38,577,000
Government and other contract revenues	4,782,000	4,785,000	10,759,000
Sub license royalties	10,000	10,000	58,000

Total net revenues	12,393,000	22,396,000	49,394,000
Costs and expenses:
Cost of commercial product revenues	10,626,000	19,286,000	28,249,000
Contract research and development	3,359,000	2,531,000	6,899,000
Other research and development	4,606,000	4,489,000	4,697,000
Selling, general and administrative	11,907,000	14,976,000	20,567,000
Write off of in-process research and development	—	700,000	—

Total costs and expenses	30,498,000	41,982,000	60,412,000
Loss from operations	(18,105,000)	(19,586,000)	(11,018,000)
Interest income	1,050,000	218,000	177,000
Interest expense	(146,000)	(145,000)	(504,000)

Net loss	(17,201,000)	(19,513,000)	(11,345,000)
Less:
Deemed distribution attributable to preferred stock	(2,603,000)	(1,756,000)	—

Net loss available to common stockholders for computation of loss per common share	($19,804,000)	($21,269,000)	($11,345,000)

Basic and diluted net loss per common share	($1.10)	($0.89)	($0.18)

Weighted average number of common shares outstanding	17,955,553	24,019,542	62,685,292

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Preferred
	Stock		Common Stock		Capital in	Deferred	Receivable
					Excess of	Warrant	From	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Charges	Stockholder	Deficit	Total

Balance at December 31, 2000	37,500	$—	17,823,164	$18,000	$110,654,000	$(4,517,000)	$—	$(67,746,000)	$38,409,000
Conversion of convertible preferred stock	(3,000)		676,305	1,000	(1,000)				—
Exercise of stock options			79,691		218,000				218,000
Amortization of deferred warrant charges						2,237,000			2,237,000
Net loss								(17,201,000)	(17,201,000)

Balance at December 31, 2001	34,500	—	18,579,160	19,000	110,871,000	(2,280,000)	—	(84,947,000)	23,663,000
Conversion of convertible preferred stock	(34,500)		2,878,351	3,000	(3,000)				—
Exercise of stock options			26,473		83,000				83,000
Issuance of common stock for cash			24,811,240	25,000	31,801,000				31,826,000
Acquisition of Conductus, Inc.			13,528,329	13,000	16,678,000		(820,000)		15,871,000
Amortization of deferred warrant charges						2,280,000			2,280,000
Payment of convertible preferred stock conversion premium					(4,686,000)				(4,686,000)
Net loss								(19,513,000)	(19,513,000)

Balance at December 31, 2002	—	—	59,823,553	60,000	154,744,000	—	(820,000)	(104,460,000)	49,524,000
Exercise of stock options			56,687		173,000				173,000
Issuance of common stock and warrants for cash			5,116,278	5,000	10,060,000				10,065,000
Exercise of warrants			3,910,591	4,000	3,618,000				3,622,000
Issuance of options and warrants					181,000				181,000
Net loss								(11,345,000)	(11,345,000)

Balance at December 31, 2003	—	$—	68,907,109	$69,000	$168,776,000	$—	$(820,000)	$(115,805,000)	$52,220,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($17,201,000)	($19,513,000)	($11,345,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,141,000	1,931,000	3,277,000
Accrued loss and amortization of accrued loss on sales contract	(2,243,000)	(1,998,000)	—
Warrants and options charges	2,237,000	2,283,000	104,000
Purchase of in process research and development	—	700,000	—
Changes in assets and liabilities:
Accounts receivable	2,241,000	(1,655,000)	(5,404,000)
Inventory	(1,959,000)	(613,000)	(2,455,000)
Prepaid expenses and other current assets	(95,000)	160,000	(184,000)
Patents and licenses	(259,000)	(553,000)	(531,000)
Other assets	(190,000)	(75,000)	(114,000)
Accounts payable and accrued expenses	631,000	(618,000)	(1,806,000)

Net cash used in operating activities	(14,697,000)	(19,951,000)	(18,458,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,898,000)	(5,398,000)	(3,855,000)
Decrease in restricted cash	—	374,000	—
Payment of up front license fee	—	—	(500,000)
Cash used in acquisition of Conductus, Inc.	—	(429,000)	—

Net cash used in investing activities	(1,898,000)	(5,453,000)	(4,355,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	7,234,000
Payments on short term borrowings	—	—	(3,926,000)
Payments on long-term obligations	(242,000)	(519,000)	(1,402,000)
Net proceeds from sale of common stock and exercise of warrants and options	218,000	31,909,000	13,860,000
Payment of preferred stock conversion premium	—	(3,000,000)	—

Net cash provided by (used in) financing activities	(24,000)	28,390,000	15,766,000

Net increase (decrease) in cash and cash equivalents	(16,619,000)	2,986,000	(7,047,000)
Cash and cash equivalents at beginning of year	31,824,000	15,205,000	18,191,000

Cash and cash equivalents at end of year	$15,205,000	$18,191,000	$11,144,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

     Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s principal commercial product, the SuperLink Rx®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx® in 1997 and shipped 438 units in 2001, 927 units in 2002 and 1,838 units in 2003.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 2001, 2002, and 2003, government related contracts account for 39%, 21%, and 22% respectively, of the Company’s net revenues.

     On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. The results of Conductus, Inc. are included in the 2002 consolidated financial statements for 13 days following its acquisition through December 31, 2002 and for the entire year of 2003.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

     During 2003, the Company incurred a net loss of $11,345,000 and negative cash flows from operations of $18,458,000. The Company is also are experiencing lower than expected revenues in the first quarter of 2004. In response, the Company is currently adjusting its inventory build plan, reducing direct labor, cutting certain fixed costs and implementing a reduced work week. The Company plans to pursue a financing transaction in 2004.

     The Company cannot give assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise any needed funds, it would be forced to make further substantial reductions in its operations which could adversely affect the Company’s ability to implement its current business plan and ultimately its viability as a company.

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

Revenue Recognition

     Commercial revenues are principally derived from the sale of the Company’s SuperLink Rx® products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

Warranties

     The Company offers warranties generally ranging from one to five years, depending on the product and negotiated terms of purchase agreements with its customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty related costs is recorded by the Company at the time of sale based on its actual historical product return rates and expected repair costs. Such costs have been within management’s expectations.

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

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2003.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the year ended December 31,

	2001	2002	2003

Net Loss:
As reported	($17,201,000)	($19,513,000)	($11,345,000)
Stock-based employee compensation included in net loss	—	—	—
Stock-based compensation expense determined under fair value method	(3,970,000)	(4,056,000)	(5,435,000)

Pro forma	($21,171,000)	($23,569,000)	($16,780,000)

Basic and Diluted Loss per Share:
As reported	($1.10)	($0.89)	($0.18)
Stock-based compensation expense determined under fair value method	(0.22)	(0.17)	(0.09)

Pro forma	($1.32)	($1.06)	($0.27)

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

Segment Information

     The Company operates in a single business segment, the development, manufacture and marketing of high performance products to service providers, systems integrators and original equipment manufacturers in the commercial wireless telecommunications industry. The Company’s principal commercial product, the SuperLink Rx® combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. We currently sell most of our product directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products.

     Net commercial product revenues are derived from the following products:

	For the year ended December 31,

	2001	2002	2003

SuperLink Rx product	$6,966,000	$15,195,000	$34,544,000
SuperPlex multiplexer	635,000	2,262,000	3,434,000
SuperLink Tx	—	—	88,000
Other	—	144,000	511,000

Total	$7,601,000	$17,601,000	$38,577,000

Reclassifications

     Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

Certain Risks and Uncertainties

     During the three year period ended December 31, 2003, the Company sold 3,203 SuperFilter® units, but the Company has continued to incur operating losses. The Company’s long-term prospects are dependent upon the continued and increased market acceptance for the product.

     The Company currently sells most of its products directly to wireless network operators in the United States. In 2001 U.S. Cellular and ALLTEL accounted for 44% and 41% of our net commercial revenues, respectively. In 2002 U.S. Cellular and ALLTEL accounted for 8% and 84% of our net commercial revenues, respectively, and 19% and 24% of accounts receivable, respectively. In 2003 ALLTEL and Verizon Wireless our two largest customers accounted for 70% and 15% of our net commercial revenues, respectively, and 21% and 25% of accounts receivable, respectively.

     The Company currently relies on two suppliers for purchases of high quality substrates for growth of high-temperature superconductor films.

     In connection with the sales of its commercial products, the Company indemnifies, without limit or term, its customers against all claims, suits, demands, damages, liabilities, expenses, judgements, settlements and penalties arising from actual or alleged infringement or misapporpriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period beginning after December 15, 2003. The adoption of the provisions of FIN 46R is not expected to have have an impact on the Company’s consolidated financial statements since it currently has no SPE’s.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have an impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

     In November 2003, FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

     The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have an impact on its consolidated financial statements.

Note 3-Acquisition of Conductus, Inc.

     On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. (“Conductus”). Conductus was a competing supplier of high-temperature superconducting technology for wireless networks. The results of Conductus’ operations have been included in the 2002 consolidated financial statements for the 13-day period following its acquisition through December 31, 2002 and for the entire year of 2003. Concurrent with the acquisition and contingent upon completion of the acquisition, the Company also raised approximately $20 million in a private placement of its common stock (see Note 7). The primary reasons for the acquisition of Conductus and the primary factors that contributed to a purchase price that results in recognition of goodwill, are:

•	The combined company presented a more attractive investment opportunity and enabled it to raise needed capital on more favorable terms than either company could individually.

•	Addition of Conductus to the combined entity would help the Company compete more effectively.

•	The resulting Company will have the talents, technologies and assets of the two pioneers of commercial wireless and government applications of superconducting technologies.

•	Conductus operations would deliver accelerated earnings prospects and potential strategic and other benefits.

•	The combined Company would have a stronger balance sheet, improving its access to capital.

•	Combining the two company’s operations would produce significant cost savings.

     The aggregate purchase price was $17,620,000 consisting of 13,528,000 shares of common stock valued at $15,286,000, assumption of warrants to purchase 1,464,749 shares of common stock valued at $805,000, assumption of options to purchase 1,673,582 shares of common stock valued at $600,000 and acquisition costs of $928,000. The value of the common stock was determined based on the average market price of the Company’s common stock over the 3-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the common stock options and warrants assumed was determined using a Black-Scholes option pricing model with the following assumptions: volatility ranging from 80% to 128% , expected life ranging from 3 months to 10 years, dividend rate of 0% and risk free rate ranging from 1% to 4%.

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

     Current assets primarily consisted of cash, accounts receivable and prepaid expenses and were value at stated value. Property and equipment was valued at estimated replacement cost.

     Of the $3,900,000 of acquired intangible assets, $3,200,000 was assigned to completed technology, which is being amortized over 7 years, and $700,000 was assigned to in-process research and development (IPR&D), which was written off at the date of acquisition. The amount of the purchase price allocated to purchased IPR&D was expensed upon acquisition, because the technological feasibility of products under development has not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to make new high temperature superconducting materials technology and device design and cryopackaging and systems integration technology. At the time of the acquisition, the products under development were about 50% complete and it was expected that the remaining efforts would be completed by the end of 2004 at a cost of approximately $2.5 million. During 2003 we spent approximately $1.4 million completing this technology. It is now expected that development of the products will be completed by the end of 2005 at additional cost of $1.4 million.

     The remaining efforts include completion of development processes, manufacturing processes, final product integration and testing. All of the IPR&D projects are subject to the normal risks and uncertainties. The fair value of the acquired intangible assets and IPR&D was estimated by management, with the assistance of an independent appraisal firm, using the cost approach or the the cost savings approach.

     Goodwill represents the excess of the fair value of acquired net assets over cost and is not expected to be deductible for tax purposes.

     Other assets consisted primarily of restricted cash and other miscellaneous assets and were value at stated value. Current liabilities consisted of accounts payable and the present value of the current portion of long term debt. Accounts payable was value at its stated value. Long term debt was valued at its present value.

     The Company also assumed an unfavorable operating lease totaling $1,140,000. This amount represents the present value of the difference between the stated rental rate and the estimated fair market value rental rate over the remaining term of the lease discounted at 6.75%. In connection with the acquisition, the Company incurred $4,637,000 of restructuring costs as a result of severance of Conductus’ workforce, the elimination of excess facilities and product line exit costs.

     These restructuring costs consisted of employee termination benefits of $1,600,000, lease abandonment costs of $1,995,000, and product line exits costs of $1,042,000. Accrued employee termination benefits represent severance and benefits to be paid to involuntarily terminated employees of Conductus and was estimated to be paid within 150 days following the acquisition. Lease abandonment costs represent the present value of minimum rentals and estimated executory costs due under noncancellable facility and equipment lease commitments of Conductus, entered into prior to the merger, that had no further economic benefit to the combined entity. Product line exit costs represent the present value of estimated costs, to be incurred under a contractual obligation with a customer to support commercial product units previously purchased from Conductus for a period of five years. The Company has recognized such costs as a liabilities assumed as of the acquisition date, resulting in additional goodwill. These accrued liabilities amounted to $285,000, $1,329,000 and $913,000, respectively at December 31, 2003 (see Note 14).

     The following unaudited proforma information presents certain operating results as if the acquisition had taken place on January 1, 2001:

	2001	2002

Revenue	$19,017,000	$27,742,000
Net loss	$35,134,000	$36,306,000
Net loss available to common stockholders	$37,737,000	$38,062,000
Net loss per share	$1.20	$1.03

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

Note 4-Short Term Borrowings

     On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.00% at December 31, 2003) plus 2.50% subject to a minimum monthly charge. The agreement terminates on March 17, 2005. Outstanding amounts under this borrowing facility at December 31, 2003 totaled $3,308,000 and are repayable upon collection of the underlying receivables sold.

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

Note 5-Receivable From Stockholders

     The Company made a 5-year, interest-free loan of $150,000 to the Company’s Chief Executive Officer, in connection with his compensation during 2001 and is included in Other assets.

     Conductus made two (2) loans to its President and Chief Executive Officer, in connection with his compensation and exercise of stock options during 2002 and 2001. The outstanding principal balance of $820,000 plus any accrued interest on his two loans with Conductus are to be paid in full in December 2005 and August 2006. These notes bear interest at 5.87% and 4.99%, are full recourse and are collateralized by 151,761 shares of the Company’s common stock and are included in Stockholders’ Equity.

Note 6 – Income Taxes

     The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 2001, 2002 and 2003.

     The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 2001, 2002 and 2003 as follows:

	For the Year Ending December 31

	2001	2002	2003

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(41.3)	(39.8)	(39.8)
State taxes, net of federal benefit	7.0	5.8	5.8
Other	0.3	—	—

	—%	—%	—%

     The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	For the Year Ending December 31

	2001	2002	2003

Loss carryforwards	$31,008,000	$59,414,000	$78,428,000
Capitalized research and development	4,475,000	6,406,000	7,373,000
Warrant charges	2,047,000	2,955,000	36,000
Accrued loss on contract	796,000	—	—
Depreciation	1,762,000	1,942,000	3,365,000
Tax credits	1,330,000	3,013,000	4,083,000
Inventory	246,000	2,307,000	320,000
Purchase accounting adjustments	—	883,000	1,146,000
Acquired intellectual property	—	(1,553,000)	(1,346,000)
Other	264,000	991,000	1,171,000
Less: valuation allowance	(41,928,000)	(76,358,000)	(94,576,000)

	$—	$—	$—

     The valuation allowance increased by $7,468,000, $35,983,000 and $8,934,000 in 2001, 2002 and 2003, respectively.

     As of December 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $215.1 million and $90.6 million, respectively, which expire in the years 2003 through 2023. Of these amounts $93.9 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.0 million and $13.0 million for federal and California income tax purposes. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2.6 million and $2.3 million, respectively, which expire in the years 2003 through 2023. Of these amounts $972,000 and $736,000, respectively resulted from the acquisition of Conductus.

     Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently the Company completed an analysis of it’s equity transactions and determined that it had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $101.6 million will be subject in future periods to an annual limitation of $1.3 million. In addition, the Company acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $93.9 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by the Company subsequent to the ownership changes totaled $19.5 million and are not subject to this limitation.

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

     In connection with the sale of the preferred stock, the Company also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and the second warrant is for the purchase of up to 731,198 additional shares of common stock. Both warrants are currently exercisable and contain “weighted average” antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision. As a result of the issuance of common shares during 2002 and 2003 the exercise price and the number of shares issuable under the warrant was adjusted to $19.28 and 1,166,477, respectively.

Common Stock

     In June 2003 the Company raised net proceeds of $10,065,000 from the private sale of 5,116,278 shares of common stock at $2.15 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 1,279,069 shares of common stock exercisable at $2.90 per share. The warrants became exercisable on December 24, 2003. The common shares issued and underlying the warrants were subsequently registered.

     In March 2002 the Company raised net proceeds of $12,122,000 from the private sale of 3,714,286 shares of common stock at $3.50 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 557,143 shares of common stock exercisable at $5.50 per share. In conjunction with this equity issuance, the Company also issued to the placement agent 5-year warrants to purchase up to 213,571 shares of common stock at an exercise price of $5.50 per share. These warrants became exercisable on September 10, 2002. The common shares issued and underlying the warrants were subsequently registered.

     In connection with the acquisition of Conductus, Inc. in December 2002 the Company raised net proceeds of $19,704,000 from the private sale of 21,096,954 shares of common stock at $0.95 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 5,274,240 shares of common stock exercisable at $1.19 per share. The warrants became exercisable on June 17, 2003. The common shares issued and underlying the warrants were subsequently registered.

Stock Options

     The Company has five stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”). The 1988 Stock Option Plan expired in 1998 and the 1992 Stock Option Plan and the nonstatutory 1992 Directors Stock Option Plan expired in 2002. During 2003 the 1998 and 1999 Stock Option Plans were replaced by the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Only stock options have been granted under these plans. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. The original grant provisions for 2,000,000 options issued during 2003 allowed for accelerated vesting if certain performance criteria were met during 2003. In January 2004, the Company’s Board of Directors determined that the performance criteria were met and that 50% of these options vest on January 1, 2004 and 50% on January 1, 2005.

     In connection with the acquisition of Conductus, Inc., each Conductus option holder received an equivalent option to purchase the Company’s common shares on the same terms and conditions. The number of shares of the Company’s common stock was adjusted by multiplying the number of Conductus securities times the exchange ratio of 0.6 and dividing the exercise price by the exchange ratio of 0.6.

     At December 31, 2003, 3,670,561 shares of common stock were available for future grants and 7,545,321 options had been granted but not yet exercised. Option activity during the three years ended December 31, 2003 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2000	1,889,101	$12.40
Granted	853,500	5.783
Canceled	(112,422)	7.834
Exercised	(79,691)	3.392

Outstanding at December 31, 2001	2,550,488	10.67
Granted	851,975	5.005
Assumed	1,673,777	7.610
Canceled	(253,523)	8.311
Exercised	(26,473)	3.128

Outstanding at December 31, 2002	4,796,244	8.761
Granted	3,116,007	2.6611
Canceled	(310,243)	10.21
Exercised	(56,687)	2.703

Outstanding at December 31, 2003	7,545,321	$6.283

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2003:

			Weighted
			Average		Exercisable
			Remaining	Weighted		Weighted
Range of		Number	Contractual	Average	Number	Average
Exercise Prices		Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.830 -	$2.940	1,120,454	8.160	$1.500	297,256	$2.351
$3.000 -	$3.050	2,189,227	9.380	$3.050	9,918	$3.00
$3.063 -	$5.225	1,856,108	6.928	$4.374	1,250,728	$4.289
$5.290 -	$28.000	2,039,732	6.420	$9.812	1,632,324	$10.198
$29.500 -	$49.375	339,800	6.320	$32.129	78,668	$36.493

		7,545,321	7.313	$6.342	3,268,894	$8.120

     The number of options exercisable and weighted average exercise price at December 31, 2001 and 2002 totaled 1,036,812 and $7.56 and 2,463,945 and $8.384, respectively.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees.

     The fair value of these options for purposes of the pro forma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2002 and 2003, respectively: dividend yields of zero percent each year; expected volatilities of 65%, 65% and 65%; risk-free interest rates of 4.375%, 3.46% and 2.80%; and expected life of 4.0, 4.0, and 4.0 years. The weighted average fair value of options granted in 2001, 2002 and 2003 for which the exercise price equals the market price on the grant date was $3.05, $2.60 and $1.37 respectively.

Warrants

     In connection with the acquisition of Conductus, Inc., each Conductus warrant holder received an equivalent warrant to purchase the Company’s common shares on the same terms and conditions. The number of shares of the Company’s common stock was adjusted by multiplying the number of Conductus securities times the exchange ratio of 0.6 and dividing the exercise price by the exchange ratio of 0.6. Certain warrants contain call provisions on behalf of the Company.

     The following is a summary of outstanding warrants at December 31, 2003:

	Common Shares
	Currently		Price per
	Total	Exercisable	Share	Expiration Date
Warrant related to issuance of Series E Preferred Stock	1,166,477	1,166,477	$19.28	September 29, 2005

Warrants related to issuance of common stock	440,714	440,714	5.50	March 10, 2007
	1,406,581	1,406,581	1.19	December 17, 2007*
	1,162,790	1,162,790	2.90	June 24, 2008*
Warrants related to bank borrowings	62,500	62,500	3.00	June 18, 2004*
	33,333	33,333	3.00	December 1, 2004*
	27,692	27,692	3.25	January 12, 2005*
Warrants related to sales agreements	1,000,000	475,068	4.00	August 27, 2004
Warrants assumed in connection with the Conductus, Inc. acquisition	219,690	219,690	6.667	December 10, 2004*
	72,756	72,756	22.383	August 7, 2005
	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

Total	6,693,533	6,168,601

*	The terms of these warrants contain net exercise provisions, wherein investors can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceeding the exercise date and call provisions.

     During 2003 the following warrants were exercised:

			Common Shares
	Warrants		Issued
				In Accordance With
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions
Warrants related to bank borrowings	94,340	1.06	—	75,140
Warrants related to issuance of common stock	330,000	5.50	330,000	—
	3,867,659	1.19	1,254,500	2,613,159
	116,279	2.90	116,279	—

Total	4,408,278		1,700,779	2,688,299

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

     The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and has been recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During fiscal 2001and 2002 sales proceeds of $2,237,000 and $2,280,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $879,000 and $967,000, respectively, were recorded as commercial product revenues under this purchase order.

     After the allocation of sales proceeds under the $7.8 million purchase order to the related warrants, the estimated cost of providing products under the purchase order exceeded related revenue by $5.3 million. The resulting loss was reflected in the results of operations for the year ended December 31, 2000. During the years ending December 31, 2001 and 2002, $2,243,000 and $1,998,000, respectively, of this reserve was reversed against the cost of product delivered under this purchase order.

     During the fourth quarter of 2002, deliveries under the $7.8 million purchase order were completed. For accounting purposes, proceeds from subsequent sales to U.S. Cellular under this agreement are again being allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. For subsequent product sales, in the fourth quarter of 2002 and the year ended December 31, 2003, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,540 and 38,088 shares of common stock, respectively, and sales proceeds allocated to warrants vesting in 2002 and 2003 totaled $3,000 and $90,000, respectively.

     As of December 31, 2003, U.S. Cellular has 524,932 unvested warrants that can be earned from future product orders through August 27, 2004.

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

     For the years ended December 31, 2001, 2002, and 2003, rent expense was $1,064,000, $1,350,000 and $ 2,288,000, respectively.

Capital Leases

     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 14.95%.

Patents and Licenses

     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $179,000 in 2001, $294,000 in 2002 and $572,000 in 2003. Under the terms of certain royalty agreements , royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating and capital leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases	Capital Leases
2004	$270,000	$2,466,000	$85,000
2005	270,000	2,383,000	52,000
2006	270,000	1,494,000	22,000
2007	270,000	1,345,000	15,000
2008	270,000	1,385,000	—
Thereafter	1,800,000	4,326,000	—

Total payments	$3,150,000	$13,399,000	174,000

Less: amount representing interest			(30,000)

Present value of minimum lease			144,000
Less current portion			(68,000)

Long term portion			$76,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. As of December 31, 2003 the remaining commitments on these operating leases total $1,422,000 and $1,205,000, respectively. At December 31, 2003, the present value of the remaining liability related to the abandoned leases and unfavorable leases totaled $1,329,000 and 823,000, respectively. These amounts are included in accrued liabilities.

Note 11 — Contractual Guarantees and Indemnities

Warranties

     The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods.

     During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of December 31, 2003 is included below:

Intellectual Property Indemnities

     The Company indemnifies certain customers and its contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such indemnifications.

     Director and Officer Indemnities and Contractual Guarantees

     The Company has entered into indemnification agreements with certain directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations.

     The Company has also entered into severance and change in control agreements with certain of its executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with the Company.

     General Contractual Indemnities/Products Liability

During the normal course of business, the Company enters into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by the Company’s products. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount. Historically, any amounts payable pursuant to such contractual indemnities have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery to the Company in the event of an indemnification claim.

Note 12-Legal Proceedings

     We are engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly-owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.

     On April 3, 2003, the jury returned a unanimous verdict that our SuperFilter III product does not infringe the patent in question, and that ISCO’s patent is invalid and unenforceable. The jury also awarded us $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent.

     On April 17, 2003, we filed a Motion for Attorneys’ Fees and Disbursements, in which we asked the court to award us our attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to us, and also denied our request for reimbursement of our legal fees associated with the case. We have filed a notice of appeal as to this portion of the court’s decision.

     Litigation expenses on the ISCO matter totaled $3.2 million and $4.8 million for the years ended December 31, 2002 and 2003, respectively.

Note 13- Earnings Per Share

     The computation of per share amounts for 2001, 2002 and 2003 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 4,718,581, 14,592,194 and 14,238,854 shares of common stock during 2001, 2002, and 2003 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive. Also, the preferred stock convertible into 2,929,563 shares of common stock at December 31, 2001 was not considered in the computation of diluted earnings per share because inclusion would also have been antidilutive.

Note 14 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

     Balance sheet data:

	December 31
	2002	2003
Accounts receivable:
Accounts receivable-trade	$1,592,000	$6,766,000
U.S. government accounts receivable-billed	1,692,000	2,107,000
U.S. government accounts receivable-unbilled	179,000	—
Less: allowance for doubtful accounts	(58,000)	(64,000)

	$3,405,000	$8,809,000

Unbilled accounts receivable represent costs and profits in excess of billed amounts on contracts-in-progress at year-end. Such amounts are billed based upon the terms of the contractual agreements. Such amounts are substantially collected within one year.

	December 31
	2002	2003
Inventories:
Raw materials	$1,841,000	$1,941,000
Work-in-process	3,143,000	4,803,000
Finished goods	2,013,000	2,861,000
Less inventory reserves	(650,000)	(803,000)

	$6,347,000	$8,802,000

Property and Equipment:
Equipment	$18,315,000	$21,274,000
Leasehold improvements	5,016,000	5,891,000
Furniture and fixtures	408,000	430,000

	23,739,000	27,595,000
Less: accumulated depreciation and amortization	(12,648,000)	(15,061,000)

	$11,091,000	$12,534,000

At December 31, 2002 and 2003, equipment includes $1,448,000 and $1,430,000 of assets financed under capital lease arrangements, net of $1,090,000 and $1,220,000 of accumulated amortization, respectively. Depreciation expense amounted to $1,674,000, $1,609,000 and $2,413,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

	December 31
	2002	2003
Patents and Licenses:
Patents pending	$599,000	$848,000
Patents issued	964,000	1,182,000
Less accumulated amortization	(268,000)	(332,000)

Net patents issued	696,000	850,000
Licenses	2,746,000	3,310,000
Less accumulated amortization	(2,081,000)	(2,322,000)

	December 31
	2002	2003
Net licenses	665,000	988,000

Purchased technology	3,200,000	3,200,000
Less accumulated amortization	(19,000)	(519,000)

Net purchased technology	3,181,000	2,681,000

	$5,141,000	$5,367,000

Amortization expense related to these items was $314,000, $293,000 and $805,000 in 2001, 2002 and 2003, respectively, and is expected to total $788,000 in 2004, $805,000 in 2005, $825,000 in 2006, $825,000 in 2007 and $825,000 in 2008.

	December 31
	2002	2003
Accrued Expenses and Other Long Term Liabilities:
Compensation related	$1,053,000	$2,153,000
Warranty reserve	351,000	494,000
Unfavorable lease costs	1,140,000	823,000
Lease abandonment costs	1,995,000	1,329,000
Product line exit costs	1,042,000	913,000
Severance costs	1,600,000	285,000
Other	610,000	723,000

	7,791,000	6,720,000
Less, current portion	(4,557,000)	(4,832,000)

Long term portion	$3,234,000	$1,888,000

	For the years ended
	December 31, 2002	December 31, 2003
Warranty Reserve Activity:
Beginning balance	$242,000	$351,000
Additions	340,000	261,000
Deductions	(231,000)	(118,000)

Ending balance	$351,000	$494,000

Unfavorable Lease Costs:
Beginning balance	$—	$1,140,000
Additions	1,140,000	—
Deductions	—	(317,000)

Ending balance	$1,140,000	$823,000

Lease Abandonment Costs:
Beginning balance	$—	$1,995,000
Additions	1,995,000	—

	For the years ended
	December 31, 2002	December 31, 2003
Deductions	—	(666,000)
Ending balance	$1,995,000	$1,329,000

Product Line Exit Costs:
Beginning balance	$—	$1,042,000
Additions	1,042,000	—
Deductions	—	(129,000)

Ending balance	$1,042,000	$913,000

Severance Costs:
Beginning balance	$—	$1,600,000
Additions	1,600,000	—
Deductions	—	(1,315,000)

Ending balance	$1,600,000	$285,000

Supplemental Cash Flow Information:

	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2003
Cash paid for interest	$146,000	$145,000	$471,000
Non-cash investing and financing activities:
Issuance of warrants in connection with debt and lease agreements	—	—	78,000
Conversion of preferred shares into common shares	3,000,000	34,500,000	—
Issuance of note for payment of preferred stock conversion premium	—	1,686,000	—
Non cash items related to the acquisition of Conductus, Inc.
Estimated fair value of tangible assets acquired	—	3,625,000	—
Goodwill and identifiable intangibles assets acquired	—	24,007,000	—
Liabilities assumed or created	—	10,511,000	—
Value of common stock issued and option and warrants assumed	—	16,691,000	—

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net revenues	$7,580,000	$11,263,000	$14,156,000	$16,395,000
Loss from operations	(8,295,000)	(2,974,000)	(759,000)	1,010,000
Net (loss) income	(8,343,000)	(3,061,000)	(851,000)	910,000
Basic loss per common share
Net loss per common share	($0.14)	($0.05)	($0.01)	$0.01
Weighted average number of shares outstanding	59,823,553	60,048,444	64,939,896	65,702,315
Diluted loss per common share	($0.14)	($0.05)	($0.01)	$0.01
Weighted average number of shares outstanding	59,823,553	60,048,444	64,939,896	72,652,146
2002
Net revenues	$4,616,000	$6,070,000	$4,739,000	$6,971,000
Loss from operations	(5,820,000)	(6,044,000)	(4,858,000)	(2,864,000)
Net loss	(5,779,000)	(5,982,000)	(4,827,000)	(2,925,000)
Basic and diluted loss per common share

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net loss per common share	($0.33)	($0.29)	($0.23)	($0.09)
Weighted average number of shares outstanding	19,427,091	22,318,526	23,043,009	30,867,500

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II- Valuation and Qualifying Accounts

		Additions
		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
	Balance	Expenses	Accounts	Deductions	Balance
Year Ended December 31, 2003
Allowance for Uncollectible Accounts	$58,000	$12,000	—	$(6,000)	$64,000
Reserve for Inventory Obsolescence	650,000	719,000	—	(566,000)	803,000
Reserve for Warranty	351,000	261,000	—	(118,000)	494,000
Deferred Tax Asset Valuation Allowance	77,911,000	8,934,000	—	—	86,845,000
Year Ended December 31, 2002
Allowance for Uncollectible Accounts	24,000	12,000	27,000	(5,000)	58,000
Reserve for Inventory Obsolescence	617,000	567,0000	—	(534,000)	650,000
Reserve for Warranty	242,000	340,000	—	(231,000)	351,000
Deferred Tax Asset Valuation Allowance	41,928,000	35,983,000	—	—	77,911,000
Year Ended December 31, 2001
Allowance for Uncollectible Accounts	12,000	12,000	—	—	24,000
Reserve for Inventory Obsolescence	403,000	617,000	—	(403,000)	617,000
Reserve for Warranty	250,000	102,000	—	(110,000)	242,000
Deferred Tax Asset Valuation Allowance	34,460,000	7,468,000	—	—	41,928,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11 day of March 2004.

SUPERCONDUCTOR TECHNOLOGIES INC
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature /s/ M. Peter Thomas M. Peter Thomas	Title President, Chief Executive Officer and Director (Principal Executive Officer)	Date March 11, 2004
/s/ Martin S. McDermut Martin S. McDermut	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 11, 2004
/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer)	March 11, 2004
/s/ H. Vaughan Blaxter, III H. Vaughan Blaxter, III	Director	March 11, 2004
/s/ Robert P. Caren Robert P. Caren	Director	March 11, 2004
/s/ John F. Carlson John F. Calrson	Director	March 11, 2004
/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 11, 2004
/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 11, 2004
/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 11, 2004

S-1

Signature	Title	Date
/s/ Robert J. Majteles Robert J. Majteles	Director	March 11, 2004
/s/ Joseph C. Manzinger Joseph C. Manzinger	Director	March 11, 2004
/s/ Charles E. Shalvoy Charles E. Shalvoy	Director	March 11, 2004
/s/ David L. Short David L. Short	Director	March 11, 2004

S-2