Form 10-Q
period 2004-04-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2004-05-12
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act

Yes ☒     No ☐

As of May 1, 2004 there were 69,097,299 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended April 3, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29, 2003	April 3, 2004
Net revenues:
Net commercial product revenues	$5,121,000	$3,183,000
Government and other contract revenues	2,450,000	2,241,000
Sub license royalties	9,000	20,000

Total net revenues	7,580,000	5,444,000
Costs and expenses:
Cost of commercial product revenues	4,797,000	3,783,000
Contract research and development	1,385,000	1,512,000
Other research and development	1,711,000	1,339,000
Selling, general and administrative	7,982,000	4,617,000

Total costs and expenses	15,875,000	11,251,000

Loss from operations	(8,295,000)	(5,807,000)
Interest income	67,000	24,000
Interest expense	(115,000)	(127,000)

Net loss	(8,343,000)	(5,910,000)
Basic and diluted loss per common share	($0.14)	($0.09)

Weighted average number of common shares outstanding	59,823,553	69,042,053

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	April 3,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$11,144,000	$3,920,000
Accounts receivable, net	8,809,000	2,628,000
Inventory	8,802,000	13,377,000
Prepaid expenses and other current assets	760,000	635,000

Total Current Assets	29,515,000	20,560,000
Property and equipment, net of accumulated depreciation of $15,061,000 and $15,723,000, respectively	12,534,000	12,924,000
Patents, licenses and purchased technology, net of accumulated amortization of $3,173,000 and $3,380,000, respectively	5,367,000	5,278,000
Goodwill	20,107,000	20,107,000
Other assets	600,000	600,000

Total Assets	$68,123,000	$59,469,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,308,000	$1,188,000
Accounts payable	5,154,000	6,112,000
Accrued expenses	4,832,000	3,637,000
Current portion of capitalized lease obligations and long term debt	645,000	67,000

Total Current Liabilities	13,939,000	11,004,000
Capitalized lease obligations and long term-debt	76,000	59,000
Other long term liabilities	1,888,000	1,623,000

Total Liabilities	15,903,000	12,686,000
Commitments and contingencies-Note 5
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 68,907,109 and 69,097,299 shares issued and outstanding, respectively	69,000	69,000
Capital in excess of par value	168,776,000	169,249,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(115,805,000)	(121,715,000)

Total Stockholders’ Equity	52,220,000	46,783,000

Total Liabilities and Stockholders’ Equity	$68,123,000	$59,469,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2003	April 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($8,343,000)	($5,910,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745,000	869,000
Changes in assets and liabilities:
Accounts receivable	1,677,000	6,181,000
Inventory	(1,135,000)	(4,575,000)
Prepaid expenses and other current assets	149,000	125,000
Patents, licenses and purchased technology	(134,000)	(118,000)
Other assets	(99,000)	—
Accounts payable, accrued expenses and other long- term liabilities	1,677,000	(502,000)

Net cash used in operating activities	(5,463,000)	(3,930,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(512,000)	(1,052,000)

Net cash used in investing activities	(512,000)	(1,052,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	—	1,188,000
Payments on short term borrowings	—	(3,308,000)
Payments on long-term obligations	(93,000)	(595,000)
Proceeds from sale of common stock and warrants and exercise of stock options	—	473,000

Net cash used in financing activities	(93,000)	(2,242,000)

Net decrease in cash and cash equivalents	(6,068,000)	(7,224,000)
Cash and cash equivalents at beginning of period	18,191,000	11,144,000

Cash and cash equivalents at end of period	$12,123,000	$3,920,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. General

     Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s principal commercial product, the SuperLink Rx®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx® in 1997 and shipped 1,884 units in 2003 and 142 units in the quarter ended April 3, 2004.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the quarters ended March 29, 2003 and April 3, 2004, government related contracts account for 32% and 41%, respectively, of the Company’s net revenues.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended April 3, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

          During 2003, the Company incurred a net loss of $11,345,000 and negative cash flows from operations of $18,458,000. For the quarter ended April 3, 2004, the Company had a net loss of $5,910,000 and negative cash flows from operations of $3,930,000. In response, the Company adjusted its inventory build plan, reduced direct labor, cut certain fixed costs and implemented a reduced workweek. The Company is also pursuing additional financing and has taken two actions toward that end.

          First, the Company closed a transaction on April 25, 2004 to expand its credit facility. Silicon Valley Bank amended the Company’s existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. The Company concurrently secured a $2.0 million secured bridge loan from an investor. The investor funded $1.0 million of the bridge loan at closing and will fund the remainder in two $500,000 installments tied to certain milestones. The Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan is due July 30, 2004, and the Company would be required to issue additional warrants if the bridge loan is not paid by that date.

          Second, the Company commenced a public offering of 20,000,000 shares of common stock. The offering is being led by Needham & Company, Inc. and co-managed by Merriman Curhan Ford & Co. The Company plans to use the net proceeds from the offering for working capital, general corporate purposes and repayment of the bridge loan. The Company cannot give assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise any needed funds, it would be forced to make further substantial reductions in its operations, which could adversely affect the Company’s ability to implement its current business plan and ultimately its viability as a company.

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

Loss Contingencies

     In the normal course of business the Company is subject to claims and litigation. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. The costs of defending the Company in such matters are expensed as incurred.

     The Company is currently involved as a defendant in several lawsuits – a patent infringement case and several substantially identical securities class actions. These matters are discussed below in “Legal Proceedings.” The Company does not believe that a loss is probable or reasonably estimable in any of these cases and therefore have not recorded any liabilities relating to these proceedings. The Company periodically reassesses its potential liability as additional information becomes available. If the Company later determines that a loss is probable and the amount reasonably estimable, the

Company would record a reserve for the potential loss. The ultimate amount of the loss, if any, could materially impact our results of operations, financial condition or cash flows.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 29, 2003 and April 3, 2004.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	March 29, 2003	April 3, 2004
Net Loss:
As reported	($8,343,000)	($5,910,000)
Stock-based employee compensation included in net loss	—	—
Stock-based compensation expense determined under fair value method	(908,000)	(1,668,000)

Pro forma	($9,251,000)	($7,578,000)

Basic and Diluted Loss per Share:
As reported	($0.14)	($0.09)
Stock-based compensation expense determined under fair value method	(0.01)	(0.02)

Pro forma	($0.15)	($0.11)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs in connection with the Conductus acquisition, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

               Net commercial product revenues are derived from the following products:

	For the quarters ended
	March 29, 2003	April 3, 2004
SuperLink Rx	$4,429,000	$2,599,000
SuperPlex multiplexer	629,000	431,000
SuperLink Tx	25,000	—
Other	38,000	153,000

Total	$5,121,000	$3,183,000

Certain Risks and Uncertainties

     During the two year period ended December 31, 2003, the Company sold 2,811 SuperFilter® units and in the quarter ended April 3, 2004 sold 142 SuperFilter® units. The Company has continued to incur operating losses. The Company’s long-term prospects are dependent upon the continued and increased market acceptance for the product.

     The Company currently sells most of its products directly to wireless network operators in the United States. In 2002 U.S. Cellular and ALLTEL accounted for 8% and 84% of our net commercial revenues, respectively, and 19% and 24% of accounts receivable, respectively. In 2003 ALLTEL and Verizon Wireless our two largest customers accounted for 70% and 15% of our net commercial revenues, respectively, and 21% and 25% of accounts receivable, respectively. In the quarter ended April 3, 2004 ALLTEL and Verizon Wireless, our two largest customers, accounted for 53% and 32% of our net commercial revenues, respectively, and 37% and 34% of accounts receivable, respectively.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period beginning after December 15, 2003. The adoption of the provisions of FIN 46R did not have an impact on the Company’s consolidated financial statements since it currently has no SPE’s.

3. Short Term Borrowings

          On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The line was recently extended for an additional year until March 17, 2005. The line of credit is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.00% at April 3, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at April 3, 2004 totaled $1,188,000 and are repaid upon collection of the underlying receivables sold. The line of credit was amended on April 25, 2004. See “Note 7 – Subsequent Events.”

          Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions.

4. Stockholders’ Equity

          Stock Options.

          During the three months ended April 3, 2004, the Company (i) issued options to purchase 1,414,959 shares of common stock under the Company’s stock option plans and (ii) cancelled options to purchase 152,411 shares of common stock in connection with employment terminations. Options for 76,021 shares of common stock were exercised for $379,000 during the period. At April 3, 2004, options to purchase 8,725,848 shares of common stock were issued and outstanding under the Company’s stock option plans. The outstanding options expire by the end of March 2014. The exercise prices for these options range from $0.83 to $49.38 per share, for an aggregate exercise price of approximately $55.8 million. At April 3, 2004, there were 2,339,604 shares of common stock available for granting future options.

The following is a summary of outstanding warrants at April 3, 2004:

	Common Shares
		Currently	Price per
	Total	Exercisable	Share	Expiration Date
Warrant related to issuance of Series E Preferred Stock	1,166,477	1,166,477	$19.28	September 29, 2005
Warrants related to issuance of common stock	397,857	397,857	5.50	March 10, 2007
	1,406,581	1,406,581	1.19	December 17, 2007*
	1,162,790	1,162,790	2.90	June 24, 2008*
Warrants related to sales agreements	1,000,000	476,148	4.00	August 27, 2004
Warrants assumed in connection with the Conductus, Inc. acquisition	219,690	219,690	6.667	December 10, 2004*
	72,756	72,756	22.383	August 7, 2005
	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

Total	6,527,151	6,003,299

* The terms of these warrants contain call provisions and net exercise provisions, wherein instead of a cash exercise investors can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

During the quarter ended April 3, 2004 the following warrants were exercised:

				Common Shares
	Warrants			Issued
				In Accordance With
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions
Warrants related to bank borrowings	123,525	$3-3.25	—	71,312
Warrants related to issuance of common stock	42,857	5.50	235,714	—

Total	166,382		235,714	71,312

5. Legal Proceedings

Patent Litigation

          –The Company is engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against the Company and its wholly owned subsidiary, Conductus, Inc. The ISCO complaint alleged that the Company’s SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.

          On April 3, 2003, the jury returned a unanimous verdict that the Company’s SuperFilter III product does not infringe the patent in question, and that ISCO’s patent is invalid and unenforceable. The jury also awarded the Company $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent.

          On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which the Company asked the court to award the Company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to the

Company, and also denied the Company’s request for reimbursement of its legal fees associated with the case. The Company has filed a notice of appeal as to this portion of the court’s decision.

     Litigation expenses on the ISCO matter totaled $4,034,000 and $227,000 for the three-month periods ended March 29, 2003 and April 3, 2004, respectively.

Class Action Lawsuits

     The Company recently has been named as a defendant in several substantially identical class action lawsuits. The plaintiffs in these lawsuits allege securities law violations by the Company and certain of its officers and directors under SEC Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were each filed on behalf of purported classes of people who purchased our stock during the period between January 9, 2004 and March 1, 2004. The plaintiffs base their allegations primarily on the fact that the Company did not achieve our forecasted revenue guidance of $10 to $13 million for the first quarter of 2004. The complaints seek unspecified damages. The Company believes the complaints are without merit and intend to defend these actions vigorously. However, the Company cannot assure you that the Company will prevail in these actions, and, if the outcome is unfavorable to the Company, the Company reputation, profitability and share price could be adversely affected.

6. Earnings Per Share

     The computation of per share amounts for the three months ended March 29, 2003 and April 3, 2004 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 15,265,712 and 15,252,999 shares of common stock during the three months ended March 29, 2003 and April 3, 2004, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive.

7. Subsequent Events

     Amendment of Credit Facility and Funding of Bridge Loan.

     The Company closed a transaction on April 25 to expand our credit facility. Silicon Valley Bank amended our existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. The Company concurrently secured a $2.0 million secured bridge loan from an investor. The investor funded $1.0 million of the bridge loan at closing and will fund the remainder in two $500,000 installments tied to certain milestones. The Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan is due July 30, 2004, and the Company would be required to issue additional warrants if the bridge loan is not paid by that date.

     Commencement of Public Offering.

     The Company commenced a public offer of 20,000,000 shares of common stock on April 29. The offering is being led by Needham & Company, Inc. and co-managed by Merriman Curhan Ford & Co. The Company plans to use the net proceeds from the offering for working capital, general corporate purposes and repayment of the bridge loan. The Company previously filed a shelf registration statement for a public offering of up to $80 million of securities, and the Securities and Exchange Commission declared it effective on March 17, 2004. The Company subsequently filed a prospectus supplement for the public offering of common stock and are making offers solely by means of a document which combines the prospectus supplement and the original prospectus from our registration statement. Copies of this document may be obtained from Needham & Company, Inc., 445 Park Avenue, New York City, New York 10022, (212) 371-8300.

8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31,
	2003	April 3, 2004
Accounts receivable:
Accounts receivable-trade	$6,766,000	$1,935,000
U.S. government accounts receivable-billed	2,107,000	760,000
Less: allowance for doubtful accounts	(64,000)	(67,000)

	$8,809,000	$2,628,000

	December 31,
	2003	April 3, 2004
Inventories:
Raw materials	$1,941,000	$3,342,000
Work-in-process	4,803,000	4,675,000
Finished goods	2,861,000	6,341,000
Less inventory reserve	(803,000)	(981,000)

	$8,802,000	$13,377,000

	December 31,
	2003	April 3, 2004
Property and Equipment:
Equipment	$21,274,000	22,249,000
Leasehold improvements	5,891,000	5,911,000
Furniture and fixtures	430,000	487,000

	27,595,000	28,647,000
Less: accumulated depreciation and amortization	(15,061,000)	(15,723,000)

	$12,534,000	$12,924,000

At December 31, 2003 and April 3, 2004, equipment includes $1,430,000 of assets financed under capital lease arrangements, net of $1,220,000 and $1,229,000 of accumulated amortization, respectively. Depreciation expense amounted to $553,000 and $662,000 for the three-month periods ended March 29, 2003 and April 3, 2004, respectively.

	December 31,
	2003	April 3, 2004
Patents and Licenses:
Patents pending	$848,000	$795,000
Patents issued	1,182,000	1,334,000
Less accumulated amortization	(332,000)	(356,000)

Net patents issued	850,000	978,000
Licenses	3,310,000	3,329,000
Less accumulated amortization	(2,322,000)	(2,391,000)

Net licenses	988,000	938,000
Purchased technology	3,200,000	3,200,000
Less accumulated amortization	(519,000)	(633,000)

Net purchased technology	2,681,000	2,567,000

	$5,367,000	$5,278,000

Amortization expense related to these items totaled $189,000 and $207,000 for the three-month periods ended March 29, 2003 and April 3, 2004, respectively. Amortization expenses are expected to total $788,000 in 2004, $805,000 in 2005 and $825,000 in each of the years 2006, 2007 and 2008.

	December 31, 2003	April 3, 2004
Accrued Expenses and Other Long Term Liabilities:
Compensation related	$2,153,000	$1,350,000
Warranty reserve	494,000	530,000
Unfavorable lease costs	823,000	738,000
Lease abandonment costs	1,329,000	1,137,000
Product line exit costs	913,000	877,000
Severance costs	285,000	19,000
Other	723,000	609,000

	6,720,000	5,260,000
Less current portion	(4,832,000)	(3,637,000)

Long term portion	$1,888,000	$1,623,000

	For the three months ended,
	March 29,	April 3,
	2003	2004
Warranty Reserve Activity:
Beginning balance	$351,000	$494,000
Additions	35,000	36,000
Deductions	(17,000)	—

Ending balance	$369,000	$530,000

Unfavorable Lease Costs:
Beginning balance	$1,140,000	$823,000
Additions	—	—
Deductions	(75,000)	(85,000)

Ending balance	$1,065,000	$738,000

Lease Abandonment Costs:
Beginning balance	$1,995,000	$1,329,000
Additions	—	—
Deductions	(152,000)	(192,000)

Ending balance	$1,843,000	$1,137,000

Product Line Exit Costs:
Beginning balance	$1,042,000	$913,000
Additions	—	—
Deductions	(32,000)	(36,000)

Ending balance	$1,010,000	$877,000

Severance Costs:
Beginning balance	$1,600,000	$285,000
Additions	—	—
Deductions	(1,065,000)	(266,000)

Ending balance	$535,000	$19,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We develop, manufacture and market high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our solutions leverage our expertise in high-temperature superconducting filters to “hear” wireless devices with the best possible clarity while rejecting interfering signals. We believe that this combination of interference rejection and receiver sensitivity is only possible using HTS technology. We sell our products directly to wireless carriers in the Americas, and we have plans to expand internationally. Our customers to date include ALLTEL, AT&T Wireless, U.S. Cellular, and Verizon Wireless.

     We derive our commercial revenues from three product lines:

•	SuperLink Rx. In order to receive uplink signals from wireless handsets, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer the SuperLink Rx product line for the receiver front-end of base stations. These products combine specialized filters using HTS technology with a proprietary cryogenic cooler and a cryogenically cooled low-noise amplifier. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx products thereby offer significant advantages over conventional filter systems.

•	AmpLink Rx. The recently introduced AmpLink Rx is our lower-cost receiver front-end product designed specifically to address the sensitivity requirements of wireless base stations. The AmpLink Rx is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers. The enhanced uplink provided by AmpLink Rx 1900 improves PCS network coverage immediately and avoids the installation and maintenance costs associated with tower mounted amplifiers. As network interference increases, the AmpLink Rx 1900 is easily upgradeable to include a SuperLink Rx front-end, which uses HTS technology to maintain the same sensitivity improvement while eliminating the effects of increasing interference.

•	SuperPlex. SuperPlex, our antenna sharing solution is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. Products in our SuperPlex line of high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. Relative to competing technologies, these products offer increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, fast and cost-effective network overlays. The SuperPlex product family offers network performance benefits synergistic with SuperLink Rx.

     We began commercial production of the SuperFilter (the precursor to the SuperLink Rx) in 1997. Our initial commercial sales of our SuperLink products were to small rural providers who had the most immediate need for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001, 927 systems in 2002 and 1,884 systems in 2003. In 2001, U.S. Cellular accounted for 12% of our net commercial revenues and ALLTEL accounted for 73% of our net commercial revenues. In 2002, U.S. Cellular accounted for 8% of our net commercial revenues and ALLTEL for 84% of our net commercial revenues. In 2003, ALLTEL accounted for 70% of our net commercial revenues and Verizon accounted for 15% of our net commercial revenues.

     In our business model, we use government contracts as a source of funds for our commercial technology development. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property for the United States. We acquired Conductus, Inc. on December 18, 2002. Conductus was a competing supplier of high-temperature superconducting technology for wireless networks. The acquisition of Conductus contributed $4.6 million to our government revenues in 2003.

     During 2002 and 2003, we were marketing a power amplifier product called the SuperLink Tx manufactured by another company. The SuperLink Tx was for wireless networks that suffer from insufficient transmit power on the downlink signal path. A competitor acquired our supplier for this product in November 2003. We have not had significant sales of the SuperLink Tx product to date. We are evaluating alternative sources of power amplifiers for our customers.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	March 29, 2003	April 3, 2004
Net Loss:
As reported	($8,343,000)	($5,910,000)
Stock-based compensation included in net loss	—	—
Stock-based compensation expense determined under fair value method	(908,000)	(1,668,000)

Pro forma	($9,251,000)	($7,578,000)

Basic and diluted loss per share:
As reported	($0.14)	($0.09)
Stock compensation expense	(0.01)	(0.02)

Pro forma	($0.15)	($0.11)

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

     We are currently involved as a defendant in several lawsuits – a patent infringement case and several substantially identical securities class actions. These matters are discussed below in “Legal Proceedings.” We do not believe that a loss is probable or reasonably estimable in any of these cases and therefore have not recorded any liabilities relating to these proceedings. We periodically reassess our potential liability as additional information becomes available. If we later determine that a loss is probable and the amount reasonably estimable, we would record a reserve for the potential loss. The ultimate amount of the loss, if any, could materially impact our results of operations, financial condition or cash flows.

Backlog

     Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at April 3, 2004 to be $955,000, as compared to $250,000 at December 31, 2003.

Results of Operations

Trends for 2004

     We are a manufacturer of equipment to a relatively small number of customers and are highly sensitive to any changes experienced by our customers. We are currently experiencing the downside of such changes with two customers that we consider important for our revenues in 2004. One of our customers is being acquired. We believe that this customer has suspended work temporarily on certain infrastructure projects because of the acquisition. Some of these projects involved our products. We also believe that another customer meanwhile has decided to greatly accelerate a project to roll out a new third generation technology that has diverted their human resources. This is delaying some projects to deploy our product for improvements to their existing network. We believe these are temporary impediments but cannot be certain of their duration. We are also aggressively pursuing efforts to have our product incorporated into our customers’ new third generation wireless networks. We believe our product sales will, in the long run, continue to be driven by the need for efficient capital spending and improved network performance of both the existing wireless technologies and the new third generation wireless technologies such as 1X-EVDO, EDGE and W-CDMA.

     We also expect increased competition in 2004 from venders of other sensitivity and interference solutions such as tower mount amplifiers and conventional filters. We expect this will increase customer pressure on our product pricing in 2004.

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

Quarter ended April 3, 2004 as compared to the quarter ended March 29, 2003.

     Total net revenue decreased by $2.1 million, or 28%, from $7.6 million in first quarter of 2003 to $5.4 million in the first quarter of 2004. Total revenues primarily consist of commercial revenue and government contract revenue.

     Our commercial revenue is generated from (i) the sales of our SuperLink Rx product line which combines specialized filters using high-temperature superconducting (HTS) technology with a proprietary cryogenic cooler and a low-noise amplifier in highly compact systems and (ii) from the sales of our multiplexer product line. Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts. The following table summarizes the calculation of net commercial product revenue for the first quarter of 2003 and 2004:

	For the three months ended
Dollars in thousands	March 29, 2003	April 3, 2004
Gross commercial product sales proceeds	$5,178	$3,219
Less sales discounts	(57)	(36)

Net commercial product revenues	$5,121	$3,183

     Net commercial product revenues in the first quarter of 2004 decreased to $3.2 million from $5.1 million in the same period last year, a decrease of $1.9 million, or 38%. This decrease is primarily the result of lower sales of our SuperLink Rx products of $1.8 million and multiplexer products of $198,000 and a 5% decrease in average selling price on our SuperLink Rx products. Our two largest customers accounted for 92% of our net commercial revenues in the three months ended March 29, 2003 and 85% in the three months ended April 3, 2004.

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

     Government contract revenues decreased by $241,000, or 10%, from $2.5 million in the first quarter of 2003 to $2.2 million in the same quarter of 2004. This decrease is primarily attributable to the completion of one contract in 2003 that was not replaced. In our business model, we use government contracts as a source of funds for our commercial technology development. We primarily pursue government research and development contracts, which compliment our commercial product development. In other words, we undertake government contract work, which has the potential to add to or improve our commercial product line. These contracts often yield valuable intellectual property relevant to our commercial business. Under the terms of our government contracts, we retain exclusive rights to this technology for commercial applications and the federal government has a non-exclusive license to exploit the technology for government applications.

     Cost of commercial product revenue includes all direct costs and manufacturing overhead. The cost of commercial product revenue totaled $3.8 million and $4.8 million for the first quarter ended April 3, 2004 and March 29, 2003, respectively.

Decreased costs result primarily from decreased unit shipments partially offset by higher costs associated with ramping up the Company’s manufacturing capacity in 2003.

     For the quarter ended April 3, 2004 we had negative gross profit of $600,000 from sale of our commercial products as compared to positive gross profit of $324,000 in our first quarter of 2003. Negative gross profit was generated due to fixed manufacturing overhead costs.

     Contract research and development expenses totaled $1.5 million and $1.4 million in the first quarter of 2004 and 2003, respectively. This increase results from higher expenses associated with completing government contracts.

     Other research and development expenses relate to development of our commercial products. These expenses decreased to $1.3 million in the first quarter of 2004, as compared to $1.7 million in the same period last year. The decline is due to lower commercial product development efforts.

     Selling, general and administrative expenses totaled $4.6 million in the first quarter of 2004 as compared to $8.0 million in the same period last year. This decrease results primarily from lower ISCO litigation expenses. In the first quarter of 2004 these expenses totaled $227,000 as compared to $4.0 million in the first quarter of 2003. This decrease was partially offset by higher sales and marketing expenses.

     Interest income decreased in the first quarter of 2003 as compared to the same period in the prior year because we had less cash available for investment. .

     Interest expense is comparable to the prior year.

     We had a net loss of $5.9 million for the quarter ended April 3, 2004 as compared to $8.3 million in the same period last year.

     The net loss available to common shareholders totaled $0.09 per common share in the current quarter, as compared to $0.14 per common share, in the same period last year.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $7.2 million from $11.1 million at December 31, 2003 to $3.9 million at April 3, 2004. Cash was used in operations, for the purchase of property and equipment and for the payment of short and long-term borrowings.

     Cash used in operations totaled $3.9 million in the first quarter of 2004. We used $5.0 million to fund the cash portion of our net losses. We also used cash to fund a $5.2 million increase in inventory, patents and licenses and accounts payable payments. Inventory increased during the first quarter 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable and from the decline in other assets totaled $6.3 million.

     Net cash used to purchase manufacturing related equipment and tenant improvements totaled $1.1 million in the first quarter of 2004 and $512,000 the same period last year.

     Net cash used in financing activities totaled $2.2 million in the first quarter of 2004. Net payments against our credit facility and payment against our long-term debt totaled $2.7 million. This use of cash was partially offset by cash received from the exercise of warrants and options.

     We have a line of credit from a bank. It is a material source of funds for our business. We recently renewed the line of credit for an additional year until March 17, 2005 and on April 28, 2004 we expanded our credit facility in connection with an additional bridge loan described below. The line of credit is structured as a sale of our accounts receivable. The bank agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 95% of the receivables sold. Advances bear interest at the prime rate (4.00% at April 3, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at April 3, 2004 totaled $1,188,000. The amount outstanding is repaid upon collection of the underlying accounts receivable. Advances are secured by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

At April 3, 2004, we had following cash commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$153,000	$85,000	$59,000	$9,000	$—
Operating leases	12,750,000	2,407,000	3,623,000	2,753,000	3,967,000
Minimum license commitment	3,082,000	270,000	540,000	540,000	1,732,000
Fixed asset purchase commitments	300,000	300,000	—	—	—

Total contractual cash obligations	$16,285,000	$3,062,000	$4,222,000	$3,302,000	$5,699,000

     There were no material changes to commitments outside the ordinary course of business.

     The Company plans to invest approximately $1.0 to 2.0 million in fixed assets during the remainder of 2004 to continue to expand manufacturing capacity if there is sufficient market demand for its product. This plan is contingent on the Company ability to raise additional capital later this year.

     The Company auditors have included in their audit report for 2003-year an explanatory paragraph expressing doubt about the Company ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002. In 2003, the Company incurred a net loss of $11,345,000 and negative cash flows from operations of $18,458,000. For the quarter ended April 3, 2004, the Company had a net loss of $5,910,000 and negative cash flows from operations of $3,928,000. The Company also experienced lower than expected revenues in the first quarter of 2004. In response, the Company adjusted its inventory build plan, reduced direct labor, cut certain fixed costs and implemented a reduced workweek. The Company believes these steps will provide the Company with sufficient capital resources to continue normal operations until the Company can complete a financing transaction.

     The Company needs additional financing in the second quarter and is exploring financing alternatives. The Company has taken two steps to secure the required funds. First, the Company closed a transaction on April 25 to expand the its credit facility. Silicon Valley Bank amended the Company’s existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. The Company concurrently secured a $2.0 million secured bridge loan from an investor. The investor funded $1.0 million of the bridge loan at closing and will fund the remainder in two $500,000 installments tied to certain milestones. The Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan is due July 30, 2004, and the Company would be required to issue additional warrants if the bridge loan is not paid by that date.

     Second, the Company commenced a public offer of 20,000,000 shares of common stock on April 29. The offering is being led by Needham & Company, Inc. and co-managed by Merriman Curhan Ford & Co. The Company plans to use the net proceeds from the offering for working capital, general corporate purposes and repayment of the bridge loan. The Company previously filed a shelf registration statement for a public offering of up to $80 million of securities, and the Securities and Exchange Commission declared it effective on March 17, 2004. The Company subsequently filed a prospectus supplement for the public offering of common stock and is making offers solely by means of a document which combines the prospectus supplement and the original prospectus from the Company’s registration statement. Copies of this document may be obtained from Needham & Company, Inc., 445 Park Avenue, New York City, New York 10022, (212) 371-8300.

     The Company cannot give assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise any needed funds, it would also be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

     The Company financial statements has been prepared assuming that it will continue as a going concern. The factors described above raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Net Operating Loss Carryforward

     As of December 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $215.1 million and $90.6 million, respectively, which expire in the years 2004 through 2023. Of these amounts $93.9 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.0 million and $13.0 million for federal and California income tax purposes. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2.6 million and $2.3 million, respectively, which expire in the years 2004 through 2023. Of these amounts $972,000 and $736,000, respectively resulted from the acquisition of Conductus.

     Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently, the Company completed an analysis of its equity transactions and determined that it had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $101.6 million will be subject in future periods to an annual limitation of $1.3 million. In addition, the Company acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $93.9 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by the Company subsequent to the ownership changes totaled $19.5 million and are not subject to this limitation.

Future Accounting Requirements

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period beginning after December 15, 2003. The adoption of the provisions of FIN 46R is not expected to have an impact on the Company’s consolidated financial statements since it currently has no SPE’s.

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

     Please read Exhibit 99 to our report on Form 10-K for the year ended December 31, 2003 entitled “Disclosure Regarding Forward-Looking Statements” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at April 3, 2004 as compared with our market risk exposure on December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2003 Annual Report on Form 10K.

Item 4. Disclosure Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that as of the Evaluation Date is required to be included in our periodic SEC filings.

     Changes in Internal Controls

     There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f)) during the first quarter of 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

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

Class Action Lawsuits

     We were named as a defendant in several substantially identical class action lawsuits filed in the United States District Court for the Central District of California in April 2004. The plaintiffs in these lawsuits allege securities law violations by us and certain of our officers and directors under Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were filed on behalf of purported classes of people who purchased our stock during the period between January 9, 2004 and March 1, 2004 and both seek unspecified damages. The plaintiffs base their allegations primarily on the fact that we did not achieve our forecasted revenue guidance of $10 to $13 million for the first quarter of 2004. We believe these complaints are without merit and intend to defend these actions vigorously. However, we cannot assure you that we will prevail in such litigation and, if the outcome is unfavorable to us, our reputation, profitability and share price could be adversely affected.

Item 6. Exhibits and Reports on Form 8-K

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Bylaws of the Registrant (3)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (2)

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (2)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (3)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)

4.4	Registration Rights Agreement to United States Cellular Corporation (5)

4.5	Form of Warrant to United States Cellular Corporation (5)

4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.13	Registration Rights Agreement, dated March 6, 2002 (8)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.15	Registration Rights Agreement dated October 10, 2002 (9)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.20	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.21	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.22	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.23	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.24	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.25	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.26	Form of Warrant (16)

4.27	Form of Registration Rights Agreement (16)

10.1	Accounts Receivable Purchase Modification Agreement dated March 17, 2004

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

*	Confidential treatment has been previously granted for certain portions of these exhibits.

**	Confidential treatment has been requested for certain portions of this exhibit.

(b) Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the quarter ended April 3, 2004:

•	Furnished February 4, 2004 – Items 9 and 12 Announcing preliminary financial results for the fourth quarter and year ended December 31, 2003.

•	Furnished March 1, 2004 – Items 9 and 12 Announcing financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 12, 2004	/s/ Martin S. McDermut

Martin S. McDermut
Senior Vice President, Chief Financial Officer and Secretary

/s/ M. Peter Thomas

M. Peter Thomas
President and Chief Executive Officer