Form 10-Q
period 2004-07-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2004-08-11
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2004

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act

Yes X	No

As of August 5, there were 92,101,926 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Six Months Ended July 3, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve risks and uncertainties. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and our funding requirements. Other statements contained in our filings that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

     Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

     As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549, as well as at the SEC’s regional office at 5757 Wilshire Boulevard, Suite 500, Los Angeles, California 90036. Our filings are available to the public over the Internet at the SEC’s website at http:\\.www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. STI also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.suptech.com as soon as reasonably practicable after filing such material with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net revenues:
Net commercial product revenues	$8,939,000	$4,552,000	$14,060,000	$7,735,000
Government and other contract revenues	2,292,000	1,752,000	4,742,000	3,993,000
Sub license royalties	32,000	8,000	41,000	28,000

Total net revenues	11,263,000	6,312,000	18,843,000	11,756,000
Costs and expenses:
Cost of commercial product revenues	6,503,000	5,030,000	11,300,000	8,813,000
Contract research and development	1,548,000	1,165,000	2,933,000	2,677,000
Other research and development	1,606,000	1,142,000	3,317,000	2,481,000
Selling, general and administrative	4,580,000	4,336,000	12,562,000	8,953,000
Restructuring expenses	—	2,513,000	—	2,513,000

Total costs and expenses	14,237,000	14,186,000	30,112,000	25,437,000

Loss from operations	(2,974,000)	(7,874,000)	(11,269,000)	(13,681,000)
Interest income	36,000	23,000	103,000	47,000
Interest expense	(123,000)	(1,033,000)	(238,000)	(1,160,000)

Net loss	$(3,061,000)	$(8,884,000)	$(11,404,000)	$(14,794,000)

Basic and diluted loss per common share	$(0.05)	$(0.11)	$(0.19)	$(0.20)

Weighted average number of common shares outstanding	60,048,444	79,166,809	59,937,883	73,994,379

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	July 3,
	2003	2004
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$11,144,000	$11,883,000
Accounts receivable, net	8,809,000	1,897,000
Inventory	8,802,000	13,724,000
Prepaid expenses and other current assets	760,000	1,327,000

Total Current Assets	29,515,000	28,831,000
Property and equipment, net of accumulated depreciation of $15,061,000 and $15,813,000, respectively	12,534,000	11,727,000
Patents, licenses and purchased technology, net of accumulated amortization of $3,173,000 and $3,293,000, respectively	5,367,000	4,127,000
Goodwill	20,107,000	20,107,000
Other assets	600,000	571,000

Total Assets	$68,123,000	$65,363,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,308,000	$775,000
Accounts payable	5,154,000	3,504,000
Accrued expenses	4,832,000	3,791,000
Current portion of capitalized lease obligations and long term debt	645,000	66,000

Total Current Liabilities	13,939,000	8,136,000
Capitalized lease obligations and long term-debt	76,000	43,000
Other long term liabilities	1,888,000	1,622,000

Total Liabilities	15,903,000	9,801,000
Commitments and contingencies-Note 5, 7 and 8
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 68,907,109 and 92,101,926 shares issued and outstanding, respectively	69,000	92,000
Capital in excess of par value	168,776,000	186,889,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(115,805,000)	(130,599,000)

Total Stockholders’ Equity	52,220,000	55,562,000

Total Liabilities and Stockholders’ Equity	$68,123,000	$65,363,000

     See accompanying notes to the condensed consolidated financial statements

     Note: December 31, 2003 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2003	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,404,000)	$(14,794,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,521,000	1,757,000
Asset write-down	—	1,834,000
Warrant charges	—	893,000
Changes in assets and liabilities:
Accounts receivable	(113,000)	6,912,000
Inventory	(2,242,000)	(4,922,000)
Prepaid expenses and other current assets	(176,000)	(567,000)
Patents, licenses and purchased technology	(209,000)	(218,000)
Other assets	(129,000)	30,000
Accounts payable, accrued expenses and other long- term liabilities	1,723,000	(2,957,000)

Net cash used in operating activities	(11,029,000)	(12,032,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,612,000)	(1,326,000)

Net cash used in investing activities	(1,612,000)	(1,326,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,616,000	4,577,000
Payments on short-term borrowings	(463,000)	(7,110,000)
Payments on long-term obligations	—	(611,000)
Proceeds from sale of common stock and warrants and exercise of stock options	10,069,000	17,241,000

Net cash provided by financing activities	11,222,000	14,097,000

Net (decrease) increase in cash and cash equivalents	(1,419,000)	739,000
Cash and cash equivalents at beginning of period	18,191,000	11,144,000

Cash and cash equivalents at end of period	$16,772,000	$11,883,000

See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

     Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s principal commercial product, the SuperLink Rx®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx® in 1997 and shipped 1,884 units in 2003 and 353 units in the six months ended July 3, 2004.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the six months ended June 28, 2003 and July 3, 2004, government related contracts account for 26% and 33%, respectively, of the Company’s net revenues.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended July 3, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The Company’s independent registered public accounting firm have included in their audit report for 2003-year an explanatory paragraph expressing doubt about the Company’s ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002. In 2003, the Company incurred a net loss of $11,345,000 and negative cash flows from operations of $18,458,000. For the six months ended July 3, 2004, the Company had a net loss of $14,794,000 and negative cash flows from operations of $12,032,000. In response, the Company adjusted its inventory build plan, reduced direct and indirect labor, cut certain fixed costs and implemented a reduced workweek. The Company also implemented a restructuring program consolidating its research and development operations in Sunnyvale into its Santa Barbara facility, eliminating an additional 50 positions and accerating the implementation of a new lower cost wafer deposition process.

     The Company completed two financing transactions during the quarter ended July 3, 2004. First, the Company closed a transaction on April 28, 2004 to expand its credit facility. Silicon Valley Bank amended the Company’s existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. The Company concurrently secured a commitment for a $2.0 million secured bridge loan from an investor. The investor subsequently funded $1.5 million of the bridge loan. The Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan was subsequently paid in full on May 26, 2004. Upon repayment of the bridge loan the Silicon Valley credit facility reverted back to it original terms.

     Second, the Company completed a public offering of 23,000,000 shares of common stock at $0.80 per share during the quarter raising net proceeds of $16.8 million.

     Based on current forecasts, the Company believes it has sufficient resources to fund normal operations into 2005. It needs to significantly increase sales to achieve profitability and positive cash flows. If it is unable to do so, it may need additional debt or equity financing. The Company cannot assure you that its cash resources will be sufficient to fund the growth of its business. Its cash requirements will depend on numerous factors, including the rate of growth of its sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of its accounts receivable collections and its ability to manage its business profitability.

     There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If it issues additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

     The Company’s interim financial statements have been prepared assuming that it will continue as a going concern. The factors described above raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Principles of Consolidation

     The interim condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

     All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. These audits have been completed and agreed to through 2001. Based on historical experience and review of current projects in process, management believes that the audits will not have a significant effect on the financial position, results of operations or cash flows of the Company.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters and six months ended June 28, 2003 and July 3, 2004.

Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed after deducting accumulated dividends on cumulative preferred stock, deemed dividends and accretion of redemption value on redeemable preferred stock for the period and beneficial conversion features on issuance of convertible preferred stock. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is antidilutive.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net loss:
As reported	$(3,061,000)	$(8,884,000)	$(11,404,000)	$(14,794,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,027,000)	(1,593,000)	(1,935,000)	(3,357,000)

Pro forma	$(4,088,000)	(10,477,000)	$(13,339,000)	(18,151,000)

Basic and Diluted
Loss per Share
As reported	$(0.05)	$(0.11)	$(0.19)	$(0.20)
Stock-based compensation expense determined under fair value method	(0.02)	(0.02)	(0.03)	(0.05)

Pro forma	$(0.07)	$(0.13)	$(0.22)	$(0.25)

     Due to the fact that the Company’s employee stock options have characteristics significantly different from those of traded options and any changes in the subjective input assumptions can materially affect the fair value estimates, management does not believe that the existing models provide a reliable single measure of the fair value of its employee stock options. Therefore, the Company believes that the pro forma net expense per SFAS 123 calculated above is not a reliable measure of the costs of the Company’s stock option plans.

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

Comprehensive Income (Loss)

     The Company has no items of other comprehensive income (loss) in any period and does not report comprehensive income.

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

     Net commercial product revenues are derived from the following products:

	For the three months ended		For the six months ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
SuperLink Rx	$8,200,000	$3,797,000	$12,629,000	$6,396,000
SuperPlex multiplexer	575,000	480,000	1,204,000	911,000
SuperLink Tx	—	—	25,000	—
Other	164,000	275,000	202,000	428,000

Total	$8,939,000	$4,552,000	$14,060,000	$7,735,000

Certain Risks and Uncertainties

     During the two year period ended December 31, 2003, the Company sold 2,811 SuperFilter® units and in the six months ended July 3, 2004 it sold 353 SuperFilter® units. The Company has continued to incur operating losses. The Company’s long-term prospects and execution of its business plan are dependent upon the continued and increased market acceptance for the product.

     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2002 U.S. Cellular and ALLTEL accounted for 8% and 84% of our net commercial revenues, respectively, and 19% and 24% of accounts receivable, respectively. In 2003, ALLTEL and Verizon Wireless our two largest customers accounted for 70% and 15% of our net commercial revenues, respectively, and 21% and 25% of accounts receivable, respectively. In the six months ended July 3, 2004, ALLTEL and Verizon Wireless, our two largest customers, accounted for 59% and 25% of our net commercial revenues, respectively, and 22% and 11% of accounts receivable, respectively. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Recent Accounting Pronouncements Needs updating

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period beginning after December 15, 2003. The adoption of the provisions of FIN 46R did not have an impact on the Company’s consolidated financial statements.

3. Short Term Borrowings

     On March 28, 2003, the Company entered into an accounts receivable purchase agreement with a bank. The line was recently extended for an additional year until March 17, 2005. The line of credit is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.25% at July 3, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at July 3, 2004 totaled $775,000 and are repaid upon collection of the underlying receivables sold. The line of credit was amended on April 25, 2004.

     On April 28, 2004 the Company temporarily expanded its credit facility. Silicon Valley Bank temporarily amended the Company’s existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable on up to the sale of $2.5 million of eligible accounts receivable. Advances under the modified agreement bore interest at prime rate plus 5.125%. Upon repayment of the bridge loan described below this credit facility reverted back to its original terms

     Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions.

     The Company concurrently secured a commitment for a $2.0 million secured bridge loan from an investor. The bridge loan bore interest at 12% per annum, was due by July 31, 2004 and included penalty provisions if there were any defaults under the agreement. The investor subsequently funded $1.5 million of the bridge loan. The bridge loan was collateralized by all the Company’s assets and was subordinated to the Silicon Valley Bank line of credit. The bridge loan was subsequently paid in full on May 26, 2004.

     In connection with modification of the existing credit facility with Silicon Valley Bank and $2 million bridge loan, the Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. These warrants expire on April 28, 2011. The fair value of the warrants issued in connection with the bridge loans were estimated using the Black-Scholes option pricing method, totaled $802,000 and were accounted for as debt issuances costs and amortized over the term of the loan. Assumptions used in the calculation were: dividends of zero percent each year, expected volatilities of 112%, expected life of 7 years and risk free interest rate of 3.99%.

4. Stockholders’ Equity

Common Stock

     In the quarter ended July 3, 2004 the Company raised net proceeds of $16,785,000, net of offering costs of $1,615,000, from the public sale of 23,000,000 shares of common stock at $0.80 per share based on a negotiated discount to market.

     This transaction caused the exercise price and the number of shares of the warrants under the 2004 Bridge Loan to be adjusted to $1.63 and 681,761, respectively. The exercise price and shares of the warrants under the Series E convertible Preferred Stock was not affected.

Stock Options

The following is a summary of stock option transactions under the Company’s stock option plans:

			Weighted Average	Number of Options	Weighted Average
	Number of Shares	Price Per Share	Exercise Price	Exercisable	Exercise Price
Balance at December 31, 2003	7,545,321	$0.83 - $49.375	$6.238	3,268,894	$8.21
Granted	1,580,959	$0.87 - $7.03	$6.049
Exercised	(80,677)	$1.57 - $6.93	$2.987
Canceled	(462,934)	$1.00 - $41.25	$5.012

Balance at July 3, 2004	8,582,669	$0.83 - $49.375	$6.178	5,048,187	$6.34

     Options for 80,677 shares of common stock were exercised for $240,851 during the period. The outstanding options expire by the end of June 2014. The exercise prices for these options range from $0.83 to $49.38 per share, for an aggregate exercise price of approximately $54.4 million. At July 3, 2004, there were 2,337,283 shares of common stock available for granting future options.

Warrants

     In connection with modification of the existing credit facility with Silicon Valley Bank and $2 million bridge loan, the Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. These warrants expire on April 28, 2011. The bridge lender warrants contain “weighted average” antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. These warrants include call, net exercise, registration rights and penalty provisions if the sale of the shares underlying the warrants were not registered within a certain timeframe or if the registration statement effectiveness is not maintained.

     The following is a summary of outstanding warrants at July 3, 2004:

		Common Shares
		Currently
	Total	Exercisable	Price per Share	Expiration Date
Warrant related to issuance of Series E Preferred Stock	1,166,477	1,166,477	$19.28	September 29, 2005
Warrants related to issuance of common stock	397,857	397,857	5.50	March 10, 2007
	1,406,581	1,406,581	1.19	December 17, 2007*
	1,162,790	1,162,790	2.90	June 24, 2008*
Warrants related to sales agreements	1,000,000	482,092	4.00	August 27, 2004

		Common Shares
		Currently
	Total	Exercisable	Price per Share	Expiration Date
Warrants related to April 2004 Bridge Loans	681,761	681,761	1.63	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc. acquisition	219,690	219,690	6.667	December 10, 2004*
	72,756	72,756	22.383	August 7, 2005
	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

Total	7,208,912	6,691,004

* The terms of these warrants contain call provisions and net exercise provisions, wherein instead of a cash exercise investors can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

During the six months ended July 3, 2004 the following warrants were exercised:

	Warrants			Common Shares Issued
				In Accordance With
				Net Exercise
	Warrants Exercised	Price per Share	For Cash	Provisions
Warrants related to bank borrowings	123,525	$3-3.25	$—	71,312
Warrants related to issuance of common stock	42,857	5.50	235,714	—

Total	166,382		$235,714	71,312

5. Legal Proceedings

Patent Litigation

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

     On April 17, 2003, the company filed a Motion for Attorneys’ Fees and Disbursements, in which the company asked the court to award the company its attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to the company, and also denied the company request for reimbursement of its legal fees associated with the case. The company has filed a notice of appeal as to this portion of the court’s decision.

     Litigation expenses on the ISCO matter totaled $660,000 and $4,694,000 for the three and six month periods ended June 28, 2003 and $186,000 and $413,000 for the three and six month periods ended July 3, 2004, respectively.

Class Action Lawsuits

     The Company recently has been named as a defendant in several substantially identical class action lawsuits. The plaintiffs in these lawsuits allege securities law violations by the company and certain of its officers and directors under SEC

Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were each filed on behalf of purported classes of people who purchased our stock during the period between January 9, 2004 and March 1, 2004. The plaintiffs base their allegations primarily on the fact that the company did not achieve our forecasted revenue guidance of $10 to $13 million for the first quarter of 2004. The complaints seek unspecified damages. The Company believes the complaints are without merit and intend to defend these actions vigorously. However, the Company cannot assure you that the Company will prevail in these actions, and, if the outcome is unfavorable to the Company, the Company’s reputation, profitability and share price could be adversely affected.

6. Earnings Per Share

     The computation of per share amounts for the three and six month periods ended June 28, 2003 and July 3, 2004 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 18,725,825 and 15,791,581 shares of common stock during the three and six months periods ended June 28, 2003 and July 3, 2004, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be antidilutive.

7. Commitments and Contingencies

Operating Leases

     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next ten years. Generally leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.

     For the three and six months ended June 28, 2003, rent expense was $302,000 and $622,000, respectively. For the three and six months ended July 3, 2004, rent expense was $335,000 and $646,000, respectively.

Capital Leases

     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 14.95%.

Patents and Licenses

     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $179,000 in 2001, $294,000 in 2002 and $572,000 in 2003. For the three and six months ended June 28, 2003, royalty expense totaled $115,000 and $245,000, respectively. For the three and six months ended July 3, 2004, royalty expense totaled $159,000 and $275,000, respectively. Under the terms of certain royalty agreements , royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating and capital leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases	Capital Leases
Remainder of 2004	$135,000	$1,239,000	$42,000
2005	270,000	2,440,000	52,000
2006	270,000	1,552,000	22,000
2007	253,000	1,405,000	15,000
2008	158,000	1,448,000	—

Year ending December 31,	Licenses	Operating Leases	Capital Leases
Thereafter	1,775,000	4,516,000	—

Total payments	$2,861,000	$12,600,000	131,000

Less: amount representing interest			(22,000)

Present value of minimum lease			109,000
Less current portion			(66,000)

Long term portion			$43,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. As of July 3, 2004 the remaining commitments on these operating leases total $990,000 and $689,000, respectively. At July 3, 2004, the present value of the remaining liability related to the abandoned leases and unfavorable leases totaled $989,000 and $649,000, respectively. These amounts are included in accrued liabilities.

Note 8 — Contractual Guarantees and Indemnities

Warranties

     The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company’s warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods.

     During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 3, 2004 is included below:

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

Director and Officer Indemnities and Contractual Guarantees

     The Company has entered into indemnification agreements with certain of its directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations.

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

9. Restructuring Expenses

     In the quarter ended July 3, 2004, the Company implemented a restructuring program to streamline its operations and reduce its cost structure. In connection with this during the quarter ended July 3, 2004 the Company recorded cash and non-cash restructuring charges of $2.5 million. The Company consolidated its research and development operations in Sunnyvale into its Santa Barbara facility. Also, the Company reduced its workforce by approximately 50 positions. The workforce reduction included reductions associated with the Sunnyvale facilities consolidation, as well as other strategic reductions in the organization. In addition, as part of the consolidation the Company accelerated the implementation of a new, lower cost wafer deposition process called Reactive Co-Evaporation. Accruals relating to these restructuring charges are included in accrued expenses at July 3, 2004, amounted to $214,000 and related to severances costs. As a result of these cost reduction initiatives, the Company expects annual savings of approximately $1.7 million per quarter as compared to the first quarter of 2004.

     The Company expects to complete the restructuring actions by the end of the third quarter of 2004 and will therefore incur additional period expenses in the third quarter of 2004 to relocate machinery and equipment and employees and lease abandonment costs relating to its Sunnyvale facility closed in July.

     A summary of the restructuring charges for the quarter ended July 3, 2004 and estimated charges for the subsequent quarter is as follows:

	Quarter Ended
	July 3, 2004	Subsequent Quarter	Total

Severance costs	$679,000	—	$679,000
Fixed assets write offs	783,000		783,000
Purchased technology write-off	1,051,000		1,051,000
Lease abandonment costs	—	$300,000	300,000
Facility consolidation costs	—	150,000	150,000
Employee relocation cost	—	300,000	300,000
Other	—	125,000	125,000

Total	$2,513,000	$875,000	$3,388,000

10. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31,	July 3,
	2003	2004
Accounts receivable:
Accounts receivable-trade	$6,766,000	$928,000
U.S. government accounts receivable-billed	2,107,000	1,039,000
Less: allowance for doubtful accounts	(64,000)	(70,000)

	$8,809,000	$1,897,000

	December 31,	July 3,
	2003	2004
Inventories:
Raw materials	$1,941,000	$3,020,000
Work-in-process	4,803,000	3,687,000
Finished goods	2,861,000	7,883,000
Less inventory reserve	(803,000)	(866,000)

	$8,802,000	$13,724,000

	December 31,	July 3,
	2003	2004
Property and Equipment:
Equipment	$21,274,000	$20,739,000
Leasehold improvements	5,891,000	6,185,000
Furniture and fixtures	430,000	488,000

	27,595,000	27,412,000
Less: accumulated depreciation and amortization	(15,061,000)	(15,685,000)

	$12,534,000	$11,727,000

     At December 31, 2003 and July 3, 2004, equipment includes $1,430,000 of assets financed under capital lease arrangements, net of $1,220,000 and $1,356,000 of accumulated amortization, respectively. Depreciation expense amounted to $553,000 and $1,141,000 for the three and six month periods ended June 28, 2003, respectively and $671,000 and $1,333,000 for the three and six month periods ended July 3, 2004, respectively. In connection with a restructuring of the Company’s operations $1,492,000 of property and equipment cost and $709,000 of related accumulated amortization was written off.

	December 31, 2003	July 3, 2004
Patents and Licenses:
Patents pending	$848,000	$871,000
Patents issued	1,182,000	1,357,000
Less accumulated amortization	(332,000)	(389,000)

Net patents issued	850,000	968,000
Licenses	3,310,000	3,331,000
Less accumulated amortization	(2,322,000)	(2,460,000)

Net licenses	988,000	871,000
Purchased technology	3,200,000	1,862,000
Less accumulated amortization	(519,000)	(445,000)

Net purchased technology	2,681,000	1,417,000

	$5,367,000	$4,127,000

     Amortization expense related to these items totaled $189,000 and $380,000 for the three and six month periods ended June 28, 2003, respectively and $216,000 and $423,000 for the three and six months ended July 3, 2004, respectively. In connection with a restructuring of the Company’s operations in the second quarter of 2004, $1,338,000 of purchased technology cost and $287,000 of related accumulated amortization was written off. Amortization expenses are expected to total $771,000 in 2004, $500,000 in 2005 and $440,000 in each of the years 2006, 2007 and 2008.

	December 31, 2003	July 3, 2004
Accrued Expenses and Other Long Term Liabilities:
Compensation related	$2,153,000	$1,578,000
Warranty reserve	494,000	534,000
Unfavorable lease costs	823,000	649,000
Lease abandonment costs	1,329,000	989,000
Product line exit costs	913,000	840,000
Severance costs	285,000	232,000
Other	723,000	591,000

	6,720,000	5,413,000
Less current portion	(4,832,000)	(3,791,000)

Long term portion	$1,888,000	$1,622,000

	For the six months ended,
	June 28,	July 3,
	2003	2004
Warranty Reserve Activity:
Beginning balance	$351,000	$494,000
Additions	95,000	40,000
Deductions	(32,000)	—

Ending balance	$414,000	$534,000

Unfavorable Lease Costs:
Beginning balance	$1,140,000	$823,000
Additions	—	—
Deductions	(154,000)	(174,000)

Ending balance	$986,000	$649,000

	For the six months ended,
	June 28,	July 3,
	2003	2004
Lease Abandonment Costs:
Beginning balance	$1,995,000	$1,329,000
Additions	—	—
Deductions	(310,000)	(340,000)

Ending balance	$1,685,000	$989,000

Product Line Exit Costs:
Beginning balance	$1,042,000	$913,000
Additions	—	—
Deductions	(65,000)	(73,000)

Ending balance	$977,000	$840,000

Severance Costs:
Beginning balance	$1,600,000	$285,000
Additions	—	213,000
Deductions	(1,091,000)	(266,000)

Ending balance	$509,000	$232,000

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

     We began commercial production of the SuperFilter (the precursor to the SuperLink Rx) in 1997. Our initial commercial sales of our SuperLink products were to small rural providers who had the most immediate need for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001, 927 systems in 2002, 1,884 systems in 2003 and 353 units in the six months ended July 3, 2004. In 2001, U.S. Cellular accounted for 12% of our net commercial revenues and ALLTEL accounted for 73% of our net commercial revenues. In 2002, U.S. Cellular accounted for 8% of our net commercial revenues and ALLTEL for 84% of our net commercial revenues. In 2003, ALLTEL accounted for 70% of our net commercial revenues and Verizon accounted for 15% of our net commercial revenues. In the six months ended July 3, 2004, ALLTEL accounted for 59% of our net commercial revenues and Verizon accounted for 25% of our net commercial revenues.

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

     We also review the recoverability of the carrying value of identified intangibles and other long lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeded the estimated fair market value of the asset.

     We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

     As permitted under No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net loss:
As reported	$(3,061,000)	$(8,884,000)	$(11,404,000)	$(14,794,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,027,000)	(1,593,000)	(1,935,000)	(3,357,000)

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Pro forma	$(4,088,000)	$(10,471,000)	$(13,339,000)	$(18,151,000)

Basic and Diluted Loss per Share
As reported	$(0.05)	$(0.11)	$(0.19)	$(0.20)
Stock-based compensation expense determined under fair value method	(0.02)	(0.02)	(0.03)	(0.05)

Pro forma	$(0.07)	$(0.13)	$(0.22)	$(0.25)

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

Backlog

     Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at July 3, 2004 to be $1.8 million, as compared to $250,000 at December 31, 2003.

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

     We are experiencing increased competition in 2004 from venders of other interference solutions such as tower mount amplifiers and conventional filters. We expect this will increase customer pressure on our product pricing in 2004. Our product pricing has always been influenced by this competition, and we have responded by continually and substantially reducing our product costs. We expect our product costs will continue to decline in 2004, but we cannot predict whether they will decline at a rate sufficient to keep pace with the competitive pricing pressure. This could adversely affect our net commercial product revenues and gross margins in 2004.

Quarter and six months ended July 3, 2004 as compared to the quarter six months ended June 28, 2003.

     Total net revenue decreased by $5.0 million, or 44%, from $11.3 million in second quarter of 2003 to $6.3 million in the second quarter of 2004. Total revenues decreased by $7.0 million, or 38%, from $18.8 million in the first six months of 2003 to $11.8 million in the same period this year. Total revenues primarily consist of commercial revenue and government contract revenue.

     Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts. The following table summarizes the calculation of net commercial product revenue for the first and second quarters of 2003 and 2004:

	Three Months Ended		Six Months Ended
Dollars in thousands	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Gross commercial product sales proceeds	$8,995	$4,584	$14,173	$7,803
Less allocation of proceeds to warrants issued to U.S. Cellular	(2)	—	(2)	—
Less sales discounts	(54)	(32)	(111)	(68)

Net commercial product revenues	$8,939	$4,552	$14,060	$7,735

     Net commercial product revenues in the second quarter of 2004 decreased to $4.6 million from $9.0 million in the same period last year, a decrease of $4.4 million, or 49%. For the first six months of 2004, net commercial product revenues decreased to $7.7 million from $14.1 million in the same period last year, a decrease of 45%. The decrease in the second quarter of 2004 as compared to the prior year period is primarily the result of lower unit sales of our SuperLink Rx products of $4.4 million. The decrease in the first half 2004 as compared to the prior year period is primarily the result of lower unit sales of our SuperLink Rx products of $6.2 million. The average selling price of our SuperLink Rx product are comparable between the periods. Our two largest customers accounted for 94% of our net commercial revenues in the six months ended June 28, 2003 and 84% in the six months ended July 3, 2004.

     Government contract revenues decreased by $620,000, or 27%, from $2.3 million in the second quarter of 2003 to $1.7 million in the same quarter of 2004. For the first six months of 2003, government contract revenues decreased to $3.9 million from $4.7 million in the same period last year, a decrease of $829,000, or 17%. This decrease is primarily attributable to the completion of one contract in 2003 that was not replaced.

     Cost of commercial product revenue includes all direct costs and manufacturing overhead. The cost of commercial product revenue totaled $5.0 million for the second quarter ended July 3, 2004 and $6.5 million for the second quarter ended June 28, 2003. The cost of commercial product revenue totaled $8.8 million for the six months ended July 3, 2004 and $11.3 million for the six months ended June 28, 2003. Decreased costs result primarily from decreased unit shipments.

     Our cost of sales includes both variable and fixed cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

     The following is an analysis of our gross profit and margins:

	Three Months Ended				Six Months Ended
Dollars in thousands	June 28, 2003		July 3, 2004		June 28, 2003		July 3, 2004
Net commercial product sales	$8,939	100%	$4,552	100%	$14,060	100%	$7,735	100%
Cost of commercial product sales	6,503	73%	5,030	111%	11,300	80%	8,813	114%

Gross profit	$2,436	27%	$(478)	(11%)	$2,760	20%	$(1,078)	(14%)

     For the second quarter ended July 3, 2004 we had negative gross profit of $478,000 from sale of our commercial products as compared to positive gross profit of $2.4 million in our second quarter of 2003. For the six months ended July 3, 2004 we had negative gross profit of $1.1 million from sale of our commercial products as compared to positive gross profit of $2.8 million in the six months ended June 28, 2003. We experienced negative gross profits because the reduced level of commercial sales were insufficient to cover our fixed manufacturing overhead costs.

     Contract research and development expenses totaled $1.2 million in the second quarter of 2004 and $1.5 million in the second quarter of 2003. These expenses totaled $2.7 million in the first six months of 2004 and $2.9 million in the first six months of 2003. These decreases were the result of lower expenses associated with completing government contracts.

     Other research and development expenses relate to development of our commercial products. These expenses totaled $1.1 million in the second quarter of 2004, as compared to $1.6 million in the same period last year. These expenses totaled $2.5 million in the first six months of 2004 and $3.3 million in the first six months of 2003. The decline is due to lower commercial product development efforts.

     Selling, general and administrative expenses totaled $4.3 million in the second quarter of 2004 as compared to $4.6 million in the same period last year. In the first six months of 2004 these expenses totaled $9.0 million as compared to $12.6 million in the same period last year. These decreases results primarily from lower ISCO litigation expenses. In the second quarter of 2004 these expenses totaled $186,000 as compared to $660,000 in the second quarter of 2003. In the first six months of 2004 these expenses totaled $413,000 as compared to $4.7 million in the same period last year. These decreases were partially offset by higher sales and marketing expenses.

     During the quarter ended July 3, 2004, we implemented a restructuring program to streamline its operations and reduce its cost structure and recorded cash and non-cash restructuring charges of $2.5 million. We consolidated our research and development operations in Sunnyvale into our Santa Barbara facility. We reduced our workforce by approximately 50 positions. The workforce reduction included reductions associated with the Sunnyvale facilities consolidation, as well as other strategic reductions in the organization. In addition, as part of the consolidation we accelerated the implementation of a new, lower cost wafer deposition process called Reactive Co-Evaporation. As a result of these cost reductions initiatives, we expect annual savings of approximately $1.7 million per quarter as compared to the first quarter of 2004. We expect to complete the restructuring actions by the end of the third quarter of 2004 and will therefore incur additional period expenses of approximately $875,000 in the third quarter of 2004 to relocate machinery and equipment and employees and lease abandonment costs relating to its Sunnyvale facility closed in July.

     Interest income decreased in the second quarter and first six months of 2004 as compared to the same periods in the prior year because we had less cash available for investment.

     Interest expense in the quarter ended July 3, 2004 totaled $1.0 million as compared to $123,000 in the same period last year. For the six months ended July 3, 2004 interest expense totaled $1.2 million as compared to $238,000 in the six months ended June 28, 2003. These increases related primarily to an $802,000 non-cash charge relating to warrants issued in connection with the Bridge Loans entered into in April 2004.

     We had a net loss of $8.9 million for the quarter ended July 3, 2004 as compared to $3.1 million in the same period last year. For the six months ended July 3, 2004 our net loss totaled $14.8 million as compared to $11.4 million in the same period last year.

     The net loss available to common shareholders totaled $0.11 per common share in the current quarter, as compared to $0.05 per common share, in the same period last year. The net loss available to common shareholders totaled $0.20 per common share in the six months ended July 3, 2004, as compared to $0.19 per common share, in the same period last year.

Liquidity and Capital Resources

     We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of July 3, 2004, we had working capital of $20.7 million, including $11.9 million in cash and cash equivalents, as compared to working capital of $ 15.6 million at December 31, 2003, which included $11.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

     Cash Flows

     Cash and cash equivalents increased by $739,000 from $11.1 million at December 31, 2003 to $11.9 million at July 3, 2004. Cash was used in operations, for the purchase of property and equipment and for the payment of short and long-term borrowings and was offset by cash received from the sale of common stock in a public offering during the second quarter of 2004. Cash and cash equivalents decreased by $1.4 million from $18.2 million at December 31, 2002 to $16.8 million at June 28, 2003. Cash used in operations and investing activities during the first six months of 2003 was partially offset by cash received from the sale of common stock and warrants in a private placement during the second quarter.

     Cash used in operations totaled $12.0 million in the first six months of 2004. We used $10.3 million to fund the cash portion of our net losses. We also used cash to fund a $8.7 million increase in inventory, prepaid expenses and other current assets, patents and licenses and accounts payable payments. Inventory increased during the first six months of 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable and from the decline in other assets totaled $6.9 million. Cash used in operations totaled $11.0 million in the first six months of 2003. We used $9.9 million to fund the cash portion of our net losses. We also used cash to fund a $2.9 million increase in accounts receivable, inventory, patents and licenses and other assets. Cash generated from the increase in accounts payable and other accrued expenses totaled $1.7 million.

     Net cash used to purchase manufacturing related equipment and tenant improvements totaled $1.3 million in the first six months of 2004 and $1.6 million the same period last year.

     Net cash provided by financing activities totaled $14.1 million in the first six months of 2004. Cash received from the sale of common stock and exercise of warrants totaled $17.2 million and borrowings against our credit and bridge loan facilities totaled $4.6 million. These sources of cash were partially offset by payments against our credit and bridge loan facilities totaling $7.1 million and payments against our long-term debt totaling $611,000. Net cash provided by financing activities totaled $11.2 million in the first six months of 2003. Cash received from the sale of common stock and warrants totaled $10.1 million and borrowings against our credit facility totaled $1.6 million and was partially offset by the reduction in long-term borrowings of $463,000.

     We have a line of credit from a bank. It is a material source of funds for our business. We recently renewed the line of credit for an additional year until March 17, 2005 and on April 28, 2004 we temporarily modified our credit facility in connection with an additional bridge loan described below. The line of credit is structured as a sale of our accounts receivable. The bank agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.25% at July 3, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at July 3, 2004 totaled $775,000. The amount outstanding is repaid upon collection of the underlying accounts receivable. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

     At July 3, 2004, we had the following cash commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$131,000	$81,000	$47,000	$3,000	$—
Operating leases	12,600,000	2,451,000	3,482,000	2,898,000	3,769,000
Minimum license commitment	2,861,000	270,000	540,000	351,000	1,700,000
Fixed asset purchase commitments	268,000	268,000	—	—	—

Total contractual cash obligations	$15,860,000	$3,070,000	$4,069,000	$3,252,000	$5,469,000

     There were no material changes to commitments outside the ordinary course of business.

     We plan to invest approximately $500,000 to $1.0 million in fixed assets during the remainder of 2004 to continue to expand manufacturing capacity if there is sufficient market demand for our products.

     Our independent registered public accounting firm have included in their audit report for 2003-year an explanatory paragraph expressing doubt about the our ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002. In 2003, we incurred a net loss of $11,345,000 and had negative cash flows from operations of $18,458,000. For the six months ended July 3, 2004, we had a net loss of $14.8 million and negative cash flows from operations of $12.0 million. In response, we adjusted our inventory build plan, reduced direct and indirect labor, cut certain fixed costs and implemented a reduced workweek. We also implemented a restructuring program consolidating its research and development operations in Sunnyvale into our Santa Barbara facility, eliminating an additional 50 positions and accerating the implementation of a new lower cost wafer deposition process.

     We completed two financing transactions during the quarter ended July 3, 2004. First, we closed a transaction on April 25, 2004 to temporarily expand our credit facility. Silicon Valley Bank amended our existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. We concurrently secured a commitment for a $2.0 million secured bridge loan from an investor. The investor subsequently funded $1.5 million of the bridge loan. We issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan was subsequently paid in full on May 26, 2004. Upon repayment of the bridge loan the Silicon Valley credit facility reverted back to it original terms.

     Second, we completed a public offering of 23,000,000 shares of common stock at $0.80 per share during the quarter raising net proceeds of $16.8 million.

     Based on current forecasts, we believe we have sufficient resources to fund normal operations into 2005. We need to significantly increase sales to achieve profitability and positive cash flows. If we are unable to do so, we may need additional debt or equity financing. We cannot assure you that our cash resources will be sufficient to fund the growth of our business. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitability.

     In the last several years, we have raised money from investors to cover our operating losses through public and private offerings. Our ability to continue to raise funds using these methods may be adversely impacted by any future NASDAQ listing issues. Our continued NASDAQ listing requires us to maintain a minimum of $1 share price. Our stock has traded at less than $1 per share recently. Although NASDAQ de-listing would not be immediate, our lower share price could make capital raising more difficult.

     We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

     Our interim financial statements have been prepared assuming that it will continue as a going concern. The factors described above raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

Future Accounting Requirements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period beginning after December 15, 2003. The adoption of the provisions of FIN 46R did not have an impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at July 3, 2004 as compared with our market risk exposure on December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2003 Annual Report on Form 10K.

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

     Changes in Internal Controls

     There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f)) during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     If the appellate court overturns the jury’s verdict and grants ISCO a new trial, there is a risk that we may not prevail in a second trial. If this should happen, we could be subject to significant liabilities and be required to cease using key technology. In any case, the cost of defending continued litigation by ISCO, or any other intellectual property lawsuit, could constitute a major financial burden and materially and adversely affect our results of operations and cash flows.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     Pursuant to an effective registration statement dated March 17, 2004 , in May and June 2004 we raised net proceeds of $16.8 million from the public sale of 23,000,000 shares of common stock at $0.80 per share.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to the shareholders at the Company’s Annual Meeting of Shareholders held May 25, 2004:

(1)	The two (2) Class 3 nominated directors were elected to serve for the ensuing three years and until their successors are duly elected and qualified.

			NUMBER OF SHARES
	NUMBER OF SHARES FOR	% OF SHARES VOTING	WITHHELD	% OF SHARES VOTING
John F. Carlson	62,510,821	98.9	669,879	1.1
M. Peter Thomas	62,511,121	98.9	669,579	1.1

(2)	The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified for the year ending December 31, 2004.

	NUMBER OF SHARES FOR	% OF SHARES VOTING
Votes For	62,707,680	99.3
Votes Against	369,961	0.6
Votes Abstaining	103,059	0.1

Item 6. Exhibits and Reports on Form 8-K

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Bylaws of the Registrant (3)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (2)

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (2)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (3)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)

4.4	Registration Rights Agreement to United States Cellular Corporation (5)

4.5	Form of Warrant to United States Cellular Corporation (5)

4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.13	Registration Rights Agreement, dated March 6, 2002 (8)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

Number	Description of Document
4.15	Registration Rights Agreement dated October 10, 2002 (9)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.20	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.21	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.22	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.23	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.24	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.25	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.26	Form of Warrant (16)

4.27	Form of Registration Rights Agreement (16)

4.28	Agility Capital Warrant dated May 2004 (17)

4.29	Silicon Valley Bank Warrant dated May 2004(17)

10.1	Undertaking of M. PeterThomas dated July 28, 2004

10.2	Undertaking of Martin S. McDermut dated July 28, 2004

10.3	Loan and Security Agreement dated as of April 28, 2004 with Agility Capital, LLC

10.4	Modification of Silicon Valley Loan Agreement

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 9Reg. 333-89184)

*	Confidential treatment has been previously granted for certain portions of these exhibits.

     (b) Reports on Form 8-K.

     We filed or furnished the following Current Reports on Form 8-K during the quarter ended July 3, 2004:

•	Furnished April 29, 2004 – Items 5, 9 and 12 Announcing filing of preliminary prospectus of a stock offering and first quarter of 2004 financial results.

•	Furnished May 21, 2004 – Item 5 Filing form of underwriting agreement and legal option in connection with an effective S-3 Registration Statement.

•	Furnished June 16, 2004 – Items 5 & 7 Announcing certain cost reduction measures and the closing of an over allotment option in the Company’s public offering.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: August 10, 2004	/s/ Martin S. McDermut
Martin S. McDermut
Senior Vice President, Chief Financial Officer and Secretary

/s/ M. Peter Thomas
M. Peter Thomas
President and Chief Executive Officer