Form 10-Q
period 2004-10-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2004-11-10
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004

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

Yes    ☒   No   ☐

As of November 5, 2004, there were 92,111,026 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended October 2, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	October 2,	September 27,	October 2,
	2003	2004	2003	2004
Net revenues:
Net commercial product revenues	$11,570,000	$6,053,000	$25,630,000	$13,788,000
Government and other contract revenues	2,586,000	1,246,000	7,328,000	5,239,000
Sub license royalties	—	—	41,000	28,000

Total net revenues	14,156,000	7,299,000	32,999,000	19,055,000
Costs and expenses:
Cost of commercial product revenues	8,150,000	6,014,000	19,450,000	14,827,000
Contract research and development	1,728,000	860,000	4,661,000	3,537,000
Other research and development	985,000	1,327,000	4,302,000	3,808,000
Selling, general and administrative	4,052,000	3,451,000	16,614,000	12,404,000
Restructuring expenses	—	785,000	—	3,298,000

Total costs and expenses	14,915,000	12,437,000	45,027,000	37,874,000

Loss from operations	(759,000)	(5,138,000)	(12,028,000)	(18,819,000)
Interest income	44,000	36,000	147,000	83,000
Interest expense	(136,000)	(53,000)	(374,000)	(1,213,000)

Net loss	$(851,000)	$(5,155,000)	$(12,255,000)	$(19,949,000)

Basic and diluted loss per common share	$(0.01)	$(0.06)	$(0.20)	$(0.25)

Weighted average number of common shares outstanding	64,939,896	92,103,424	61,623,747	79,697,019

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	October 2,
	2003	2004
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$11,144,000	$7,135,000
Accounts receivable, net	8,809,000	2,173,000
Inventory	8,802,000	12,653,000
Prepaid expenses and other current assets	760,000	969,000

Total Current Assets	29,515,000	22,930,000
Property and equipment, net of accumulated depreciation of $15,061,000 and $16,407,000, respectively	12,534,000	11,344,000
Patents, licenses and purchased technology, net of accumulated amortization of $3,173,000 and $3,449,000, respectively	5,367,000	4,108,000
Goodwill	20,107,000	20,107,000
Other assets	600,000	664,000

Total Assets	$68,123,000	$59,153,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,308,000	$669,000
Accounts payable	5,154,000	2,909,000
Accrued expenses	4,832,000	3,752,000
Current portion of capitalized lease obligations and long term debt	645,000	57,000

Total Current Liabilities	13,939,000	7,387,000
Capitalized lease obligations and long term-debt	76,000	37,000
Other long term liabilities	1,888,000	1,324,000

Total Liabilities	15,903,000	8,748,000
Commitments and contingencies-Note 5, 7 and 8
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 68,907,109 and 92,111,026 shares issued and outstanding, respectively	69,000	92,000
Capital in excess of par value	168,776,000	186,887,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(115,805,000)	(135,754,000)

Total Stockholders’ Equity	52,220,000	50,405,000

Total Liabilities and Stockholders’ Equity	$68,123,000	$59,153,000

See accompanying notes to the condensed consolidated financial statements

Note: December 31, 2003 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27,	October 2,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,255,000)	$(19,949,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,341,000	2,623,000
Asset write-down	—	1,862,000
Warrant charges	13,000	925,000
Increased inventory reserve	252,000	618,000
Changes in assets and liabilities:
Accounts receivable	(485,000)	6,636,000
Inventory	(3,306,000)	(4,469,000)
Prepaid expenses and other current assets	(86,000)	(208,000)
Patents, licenses and purchased technology	(311,000)	(354,000)
Other assets	(159,000)	(63,000)
Accounts payable, accrued expenses and other long-term liabilities	589,000	(3,889,000)

Net cash used in operating activities	(13,407,000)	(16,268,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,405,000)	(1,682,000)

Net cash used in investing activities	(2,405,000)	(1,682,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,234,000	5,246,000
Payments on short-term borrowings	(1,616,000)	(7,885,000)
Payments on long-term obligations	(948,000)	(627,000)
Proceeds from sale of common stock and warrants and exercise of stock options and warrants	10,066,000	17,207,000

Net cash provided by financing activities	10,736,000	13,941,000

Net decrease in cash and cash equivalents	(5,076,000)	(4,009,000)
Cash and cash equivalents at beginning of period	18,191,000	11,144,000

Cash and cash equivalents at end of period	$13,115,000	$7,135,000

     See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

     Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s principal commercial product, the SuperLink Rx®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx® in 1997 and shipped 1,884 units in 2003 and 1,243 and 605 units in the nine months ended September 27, 2003 and October 2, 2004, respectively.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the nine months ended September 27, 2003 and October 2, 2004, government related contracts account for 22% and 27%, respectively, of the Company’s net revenues.

     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended October 2, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The Company’s independent registered public accounting firm has included in their audit report for 2003-year an explanatory paragraph expressing doubt about the Company’s ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002. In 2003, the Company incurred a net loss of $11,345,000 and negative cash flows from operations of $18,458,000. For the nine months ended October 2, 2004, the Company had a net loss of $19,949,000 and negative cash flows from operations of $16,268,000. In response during the current year, the Company adjusted its inventory build plan, reduced direct and indirect labor, cut certain fixed costs and implemented a reduced workweek. In the second quarter of 2004, the Company also began a cost restructuring program to consolidate its research and development operations in Sunnyvale into its Santa Barbara facility, eliminate an additional 50 positions and accelerate the implementation of a new lower cost wafer deposition process.

     The Company completed two financing transactions during the nine months ended October 2, 2004. First, the Company closed a transaction on April 28, 2004 to expand its credit facility. Silicon Valley Bank amended the Company’s existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. The Company concurrently secured a commitment for a $2.0 million secured bridge loan from an investor. The investor subsequently funded $1.5 million of the bridge loan. The Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan was subsequently paid in full on May 26, 2004. Upon repayment of the bridge loan the Silicon Valley credit facility reverted back to it original terms.

     Second, the Company completed a public offering of 23,000,000 shares of common stock at $0.80 per share during the second quarter of this year raising net proceeds of $16.7 million.

     The Company expects its existing cash resources, together with its line of credit, will be sufficient to fund planned operations into 2005. The Company expects its liquidity to reach an unacceptably low level in the second quarter of 2005 and anticipates a need for additional working capital to fund growth in the third and fourth quarters of 2005. Accordingly, the Company has concluded that it will need additional funding to provide adequate cash reserves in the event of another downturn in its business and to fund expected growth in the second half of 2005. The Company’s actual cash requirements will depend on numerous factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of accounts receivable collections and its ability to manage the business profitability.

     The Company plans to explore various funding opportunities over the next two quarters. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

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

Guarantees

     In connection with the sales and manufacturing of its commercial products, the Company indemnifies, without limit or term, its customers and contract manufactures against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

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

Restructuring Expenses

Liability for costs associated with an exit or disposal activity are recognized when the liability is incurred.

Loss Contingencies

     In the normal course of business the Company is subject to claims and litigation. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. The costs of defending the Company in such matters are expensed as incurred.

     The Company is currently involved as a defendant in several lawsuits – a patent infringement case and several substantially identical securities class actions. These matters are discussed below in “Legal Proceedings.” The Company does not believe that a loss is probable or reasonably estimable in any of these cases and therefore has not recorded any liabilities relating to these proceedings. The Company periodically reassesses its potential liability as additional information becomes available. If the Company later determines that a loss is probable and the amount reasonably estimable, the Company would record a reserve for the potential loss. The ultimate amount of the loss, if any, could materially impact its results of operations, financial condition or cash flows.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters and nine months ended September 27, 2003 and October 2, 2004.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 27,	October 2,	September 27,	October 2,
	2003	2004	2003	2004
Net loss:
As reported	$(851,000)	$(5,155,000)	$(12,255,000)	$(19,949,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,117,000)	(1,233,000)	(3,036,000)	(4,591,000)

Pro forma	$(1,968,000)	(6,388,000)	$(15,291,000)	(24,540,000)

Basic and Diluted Loss per Share
As reported	$(0.01)	$(0.06)	$(0.20)	$(0.25)
Stock-based compensation expense determined under fair value method	(0.02)	(0.01)	(0.05)	(0.06)

Pro forma	$(0.03)	$(0.07)	$(0.25)	$(0.31)

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, income taxes and litigation. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Comprehensive Income (Loss)

     The Company has no items of other comprehensive income (loss) in any period other than its net loss.

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

     Net commercial product revenues are derived from the following products:

	For the three months ended		For the nine months ended
	September 27,	October 2,	September 27,	October 2,
	2003	2004	2003	2004
SuperLink Rx	$10,142,000	$4,548,000	$22,771,000	$10,945,000
SuperPlex multiplexer	1,296,000	1,070,000	2,500,000	1,981,000
SuperLink Tx	17,000	21,000	68,000	21,000
Other	115,000	414,000	291,000	841,000

Total	$11,570,000	$6,053,000	$25,630,000	$13,788,000

Certain Risks and Uncertainties

     During the two year period ended December 31, 2003, the Company sold 2,811 SuperFilter® units and in the nine months ended September 27, 2003 and October 2, 2004 it sold 1,243 and 605 SuperFilter® units, respectively. The Company has continued to incur operating losses. The Company’s long-term prospects and execution of its business plan are dependent upon the continued and increased market acceptance for the product.

     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2002 U.S. Cellular and ALLTEL accounted for 8% and 84% of our net commercial revenues, respectively, and 19% and 24% of accounts receivable, respectively. In 2003, ALLTEL and Verizon Wireless our two largest customers accounted for 70% and 15% of our net commercial revenues, respectively, and 21% and 25% of accounts receivable, respectively. In the nine months ended October 2, 2004, ALLTEL and Verizon Wireless, our two largest customers, accounted for 63% and 23% of our net commercial revenues, respectively, and 29% and 18% of accounts receivable, respectively. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     The Company currently relies on one supplier for purchases of high quality substrates for growth of high-temperature superconductor films and a limited number of suppliers for other key components of its products.

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

Recent Accounting Pronouncements

     In March 2004, the consensus of the Emerging Issues Task Force (EITF) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement 128, was published. EITF Issue No.03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position.

3. Short Term Borrowings

     The Company has a line of credit with a bank. The line of credit expires March 17, 2005 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions.If the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement.

     Advances bear interest at the prime rate (4.75% at October 2, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at October 2, 2004 totaled $669,000 and are repaid upon collection of the underlying receivables sold.

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

     In connection with modification of the existing credit facility with Silicon Valley Bank and $2 million bridge loan, the Company issued to the bank warrants to purchase 100,000 shares of common stock at $1.85 per share and to the bridge lender warrants to purchase 500,000 shares of common stock at $1.85 per share . These warrants expire on April 28, 2011. The fair value of the warrants issued in connection with the bridge loans were estimated using the Black-Scholes option pricing method, totaled $802,000 and were accounted for as debt issuances costs and amortized over the term of the loan. Assumptions used in the calculation were: dividends of zero percent each year, expected volatilities of 112%, expected life of 7 years and risk free interest rate of 3.99%.

4. Stockholders’ Equity

Common Stock

     In the nine months ended October 2, 2004 the Company raised net proceeds of $16,699,000, net of offering costs of $1,701,000, from the public sale of 23,000,000 shares of common stock at $0.80 per share based on a negotiated discount to market.

     This transaction caused the exercise price and the number of shares of the warrants issued to the bridge lender under the 2004 Bridge Loan to be adjusted to $1.59 and 581,761, respectively. The exercise price and shares of the warrants issued in connection with the Series E convertible Preferred Stock were not affected.

Stock Options

     The following is a summary of stock option transactions under the Company’s stock option plans:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2003	7,545,321	$0.83 - $49.375	$6.238	3,268,894	$8.21
Granted	2,949,459	$0.87 - $7.03	$3.71
Exercised	(89,777)	$0.83 - $4.57	$2.78
Canceled	(922,900)	$1.00 - $41.25	$5.40

Balance at October 2, 2004	9,482,103	$0.87 - $49.375	$5.60	5,042,587	$6.28

     Options for 89,777 shares of common stock were exercised for $249,600 during the period. The outstanding options expire by the end of June 2014. The exercise prices for these options range from $0.87 to $49.38 per share, for an aggregate exercise price of approximately $53.1 million. At October 2, 2004, there were 1,184,185 shares of common stock available for granting future options.

Warrants

     In connection with modification of the existing credit facility with Silicon Valley Bank and $2 million bridge loan, the Company issued to the bank warrants to purchase 100,000 shares of common stock at $1.85 per share and to the bridge lender warrants to purchase 500,000 shares of common stock at $1.85 per share . These warrants expire on April 28, 2011. The bridge lender warrants contain “weighted average” antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. These warrants include call, net exercise, registration rights and penalty provisions if the sale of the shares underlying the warrants were not registered within a certain timeframe or if the registration statement effectiveness is not maintained.

     The following is a summary of outstanding warrants at October 2, 2004:

	Common Shares
		Currently	Price per
	Total	Exercisable	Share	Expiration Date
Warrant related to issuance of Series E Preferred Stock	1,166,477	1,166,477	$19.28	September 29, 2005
Warrants related to issuance of common stock	397,857	397,857	5.50	March 10, 2007
	1,406,581	1,406,581	1.19	December 17, 2007*
	1,162,790	1,162,790	2.90	June 24, 2008*
Warrants related to April 2004 Bridge Loans	581,761	581,761	1.59	April 28, 2011*
	100,000	100,000	1.85	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc. acquisition	219,690	219,690	6.667	December 10, 2004*
	72,756	72,756	22.383	August 7, 2005
	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

Total	6,208,912	6,208,912

* The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise investors can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

During the nine months ended October 2, 2004 the following warrants were exercised:

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

     Litigation expenses on the ISCO matter totaled $90,000 and $4,784,000 for the three and nine month periods ended September 27, 2003, respectively, and $25,000 and $438,000 for the three and nine month periods ended October 2, 2004, respectively.

Class Action Lawsuits

     The Company has been named as a defendant in several substantially identical class action lawsuits filed in the United States District Court for the Central District of California in April 2004. The cases were consolidated in August 2004, and the plaintiffs filed an amended consolidated complaint in October 2004. The plaintiffs allege securities law violations by the Company and certain of its officers and directors under SEC Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint was filed on behalf of a purported class of people who purchased our stock during the period between January 9, 2004 and March 1, 2004. The plaintiffs base their allegations primarily on the fact that the Company did not achieve our forecasted revenue guidance of $10 to $13 million for the first quarter of 2004. The complaint seeks unspecified damages.

6. Earnings Per Share

     The computation of per share amounts for the three and nine month periods ended September 27, 2003 and October 2, 2004 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 18,664,666 and 15,691,015 shares of common stock during the three and nine months periods ended September 27, 2003 and October 2, 2004, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

7. Commitments and Contingencies

Operating Leases

     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next seven years. Generally leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.

     For the three and nine months ended September 27, 2003, rent expense was $299,000 and $922,000, respectively. For the three and nine months ended October 2, 2004, rent expense was $298,000 and $944,000, respectively.

Capital Leases

     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 14.95%.

Patents and Licenses

     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $179,000 in 2001, $294,000 in 2002 and $572,000 in 2003. For the three and nine months ended September 27, 2003, royalty expense totaled $141,000 and $386,000, respectively. For the three and nine months ended October 2, 2004, royalty expense totaled $94,000 and $370,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2004	$68,000	$630,000	$18,000
2005	270,000	2,440,000	52,000
2006	270,000	1,552,000	22,000
2007	253,000	1,405,000	15,000
2008	158,000	1,448,000	—
Thereafter	1,775,000	4,516,000	—

Total payments	$2,794,000	$11,991,000	107,000

Less: amount representing interest			(13,000)

Present value of minimum lease			94,000
Less current portion			(57,000)

Long term portion			$37,000

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

     As discussed further in the Restructuring Expenses footnote 9, during the quarter ended October 2, 2004, the Company completed closure of its Sunnyvale facility. A liability totaling $279,000 was recognized representing the present value of the remainder of the lease commitment was recorded. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs.

     As of October 2, 2004, the remaining minimum lease commitments on these operating leases totaled $1,593,000 and are included in the above commitment table.At October 2, 2004, the present value of the remaining liability related to the abandoned leases totaled $1,657,000. These amounts are included in accrued liabilities.

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

     During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of October 2, 2004 is included below:

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

Director and Officer Indemnities and Contractual Guarantees

     The Company has entered into indemnification agreements with its directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations.

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

     Short Term Borrowings

     Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement.

9. Restructuring Expenses

     During the quarter ended July 3, 2004, the Company announced the implementation of a restructuring program to streamline its operations and reduce its cost structure. In connection with this during the quarter ended July 3, 2004 the Company recorded cash and non-cash restructuring charges of $2.5 million. The Company consolidated its research and development operations in Sunnyvale into its Santa Barbara facility. Also, the Company reduced its workforce by approximately 50 positions. The workforce reduction included reductions associated with the Sunnyvale facilities consolidation, as well as other strategic reductions in the organization. In addition, as part of the consolidation the Company accelerated the implementation of a new, lower cost wafer deposition process called Reactive Co-Evaporation.

     In connection with this program in the quarter ended October 2, 2004 the Company incurred additional period expenses of $722,000 to relocate machinery and equipment and employees and lease abandonment costs relating to its Sunnyvale facility closed in July.

     As a result of all cost reduction initiatives, the Company saved approximately $2.3 million in the quarter ended October 2, 2004, as compared to the first quarter of 2004.

     During the quarter ended October 2, 2004, the Company further reduced its workforce primarily associated with its manufacturing operations and recognized an additional $63,000 in severance benefits expenses.

     A summary of the restructuring charges for the quarter and nine months ended October 2, 2004 and estimated charges for subsequent quarters is as follows:

	Quarter	Nine Months
	Ended	Ended
	October 2,	October 2,	Subsequent
	2004	2004	Quarters	Total
Severance costs	$63,000	$742,000	$—	$742,000
Fixed assets write offs	20,000	803,000	—	803,000
Purchased technology write-off	—	1,051,000	—	1,051,000
Lease abandonment costs	279,000	279,000	—	279,000
Facility consolidation costs	188,000	188,000	50,000	238,000
Employee relocation cost	235,000	235,000	190,000	425,000

Total	$785,000	$3,298,000	$240,000	$3,538,000

10. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31,	October 2,
	2003	2004
Accounts receivable:
Accounts receivable-trade	$6,766,000	$1,549,000
U.S. government accounts receivable-billed	2,107,000	697,000
Less: allowance for doubtful accounts	(64,000)	(73,000)

	$8,809,000	$2,173,000

	December 31,	October 2,
	2003	2004
Inventories:
Raw materials	$1,941,000	$3,350,000
Work-in-process	4,803,000	3,397,000
Finished goods	2,861,000	7,117,000
Less inventory reserve	(803,000)	(1,211,000)

	$8,802,000	$12,653,000

	December 31,	October 2,
	2003	2004
Property and Equipment:
Equipment	$21,274,000	$21,087,000
Leasehold improvements	5,891,000	6,176,000
Furniture and fixtures	430,000	488,000

	27,595,000	27,751,000
Less: accumulated depreciation and amortization	(15,061,000)	(16,407,000)

	$12,534,000	$11,344,000

     At December 31, 2003 and October 2, 2004, equipment includes $237,000 of assets financed under capital lease arrangements, net of $91,000 and $145,000 of accumulated amortization, respectively. Depreciation expense amounted to $628,000 and $1,769,000 for the three and nine month periods ended September 27, 2003, respectively and $729,000 and $2,063,000 for the three and nine month periods ended October 2, 2004, respectively. In connection with a restructuring of the Company’s operations and other abandonments in the second quarter of 2004, $1,526,000 of property and equipment cost and $723,000 of related accumulated depreciation was written off in the quarter ended July 3, 2004.

	December 31,	October 2,
	2003	2004
Patents and Licenses:
Patents pending	$848,000	$845,000
Patents issued	1,182,000	1,516,000
Less accumulated amortization	(332,000)	(415,000)

Net patents issued	850,000	1,101,000
Licenses	3,310,000	3,334,000
Less accumulated amortization	(2,322,000)	(2,523,000)

Net licenses	988,000	811,000
Purchased technology	3,200,000	1,862,000
Less accumulated amortization	(519,000)	(511,000)

Net purchased technology	2,681,000	1,351,000

	$5,367,000	$4,108,000

     Amortization expense related to these items totaled $191,000 and $570,000 for the three and nine month periods ended September 27, 2003, respectively and $155,000 and $562,000 for the three and nine months ended October 2, 2004, respectively. In connection with a restructuring of the Company’s operations in the second quarter of 2004, $1,338,000 of purchased technology cost and $287,000 of related accumulated amortization was written off. Amortization expenses are expected to total $160,000 for the remainder of 2004, $500,000 in 2005 and $450,000 in each of the years 2006, 2007 and 2008.

	December 31,	October 2,
	2003	2004
Accrued Expenses and Other Long Term Liabilities:
Compensation related	$2,153,000	$1,292,000
Warranty reserve	494,000	525,000
Unfavorable lease costs	823,000	—
Lease abandonment costs	1,329,000	1,657,000
Product line exit costs	913,000	840,000
Severance costs	285,000	109,000
Other	723,000	653,000

	6,720,000	5,076,000
Less current portion	(4,832,000)	(3,752,000)

Long term portion	$1,888,000	$1,324,000

	For the nine months ended,
	September	October 2,
	27, 2003	2004
Warranty Reserve Activity:
Beginning balance	$351,000	$494,000
Additions	173,000	146,000
Deductions	(88,000)	(115,000)

Ending balance	$436,000	$525,000

Unfavorable Lease Costs:
Beginning balance	$1,140,000	$823,000
Additions	—	—
Deductions	(236,000)	(265,000)
Transfer to lease abandonment costs	—	(558,000)

Ending balance	$904,000	$—

Lease Abandonment Costs:
Beginning balance	$1,995,000	$1,329,000
Additions	—	279,000
Transfers from unfavorable lease costs	—	558,000
Deductions	(495,000)	(509,000)

Ending balance	$1,500,000	$1,657,000

	For the nine months ended,
	September	October 2,
	27, 2003	2004
Product Line Exit Costs:
Beginning balance	$1,042,000	$913,000
Additions	—	—
Deductions	(98,000)	(73,000)

Ending balance	$944,000	$840,000

Severance Costs:
Beginning balance	$1,600,000	$285,000
Additions	—	742,000
Deductions	(1,214,000)	(918,000)

Ending balance	$386,000	$109,000

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

     We began commercial production of the SuperFilter (the precursor to the SuperLink Rx) in 1997. Our initial commercial sales of our SuperLink products were to small rural providers who had the most immediate need for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001, 927 systems in 2002, 1,884 systems in 2003 and 1,243 and 605 units in the nine months ended September 27, 2003 and October 2, 2004. In 2001, U.S. Cellular accounted for 12% of our net commercial revenues and ALLTEL accounted for 73% of our net commercial revenues. In 2002, U.S. Cellular accounted for 8% of our net commercial revenues and ALLTEL for 84% of our net commercial revenues. In 2003, ALLTEL accounted for 70% of our net commercial revenues and Verizon accounted for 15% of our net commercial revenues. In the nine months ended October 2, 2004, ALLTEL accounted for 63% of our net commercial revenues and Verizon accounted for 23% of our net commercial revenues.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, goodwill, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     In connection with the sales and manufacture of its commercial products, the Company indemnifies, without limit or term, its customers and contract manufactures against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

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

     We recognized $20 million of goodwill in connection with the acquisition of Conductus, Inc. in December 2002. During the third quarter of 2003 we tested the goodwill for possible impairment and determined that there was no impairment. This goodwill will again be tested for impairment in the fourth quarter of 2004. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess.

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

     We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95” is issued, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If this proposal is issued, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 27,	October 2,	September 27,	October 2,
	2003	2004	2003	2004
Net loss:
As reported	$(851,000)	$(5,155,000)	$(12,255,000)	$(19,949,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,117,000)	(1,233,000)	(3,036,000)	(4,591,000)

Pro forma	$(1,968,000)	$(6,388,000)	$(15,291,000)	(24,540,000)

Basic and Diluted Loss per Share
As reported	$(0.01)	$(0.06)	$(0.20)	$(0.25)
Stock-based compensation expense determined under fair value method	(0.02)	(0.01)	(0.05)	(0.06)

Pro forma	$(0.03)	$(0.07)	$(0.25)	$(0.31)

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

Backlog

     Our commercial backlog consists of accepted product purchase orders scheduled for delivery within 24 months and consists of purchase orders for both dollar and unit purchase commitments. The exact dollar commitment for unit commitments may vary depending on the exact units purchased. Based on past purchasing patterns and expected purchasing trends of customers with unit commitments, we estimate our backlog at October 2, 2004 to be $380,000, as compared to $250,000 at December 31, 2003.

Results of Operations

Trends for 2004

     We are a manufacturer of equipment to a relatively small number of customers and are highly sensitive to any changes experienced by our customers. We are currently experiencing the downside of such changes with two customers that we consider important for our revenues in 2004. One of our customers was recently acquired. We believe that this customer has suspended work temporarily on certain infrastructure projects because of the acquisition. Some of these projects involved our products. We also believe that another customer has decided to greatly accelerate a project to roll out a new third generation technology that has diverted their human resources. This is delaying some projects to deploy our product for improvements to their existing network. We believe these are temporary impediments but cannot be certain of their duration. We are also aggressively pursuing efforts to have our product incorporated into our customers’ new third generation wireless networks. We believe our product sales will, in the long run, continue to be driven by the need for efficient capital spending and improved network performance of both the existing wireless technologies and the new third generation wireless technologies such as 1X-EVDO, EDGE and W-CDMA.

     We compete directly with venders of other interference solutions such as tower mount amplifiers and conventional filters. This creates customer pressure on our product pricing to match the lower prices of these other vendors.. Our product pricing has always been influenced by this competition, and we have responded by continually and substantially reducing our product costs. We have reduced our product costs in the first nine months of 2004 and expect further product cost reductions over the next 12 months, but we cannot predict whether our costs will decline at a rate sufficient to keep pace with the competitive pricing pressure.

Quarter and nine months ended October 2, 2004 as compared to the quarter and nine months ended September 27, 2003.

     Total net revenue decreased by $6.9 million, or 48%, from $14.2 million in third quarter of 2003 to $7.3 million in the third quarter of 2004. Total net revenues decreased by $13.9 million, or 42%, from $33.0 million in the first nine months of 2003 to $19.1 million in the same period this year. Total revenues primarily consist of commercial revenue and government contract revenue.

     Net commercial product revenues in the third quarter of 2004 decreased to $6.1 million from $11.6 million in the same period last year, a decrease of $5.5 million, or 48%. For the first nine months of 2004, net commercial product revenues decreased to $13.8 million from $25.6 million in the same period last year, a decrease of 46%. The decrease in the third quarter of 2004 as compared to the prior year period is primarily the result of lower unit sales of our SuperLink Rx products of $5.6 million. The decrease in the first nine months of 2004 as compared to the prior year period is primarily the result of lower unit sales of our SuperLink Rx products of $11.8 million. The average selling price of our SuperLink Rx product is comparable between the periods. Our two largest customers accounted for 89% of our net commercial revenues in the nine months ended September 27, 2003 and 86% in the nine months ended October 2, 2004.

     Government contract revenues decreased by $1.3 million, or 52%, from $2.6 million in the third quarter of 2003 to $1.2 million in the same quarter of 2004. For the first nine months of 2003, government contract revenues decreased to $5.2 million from $7.3 million in the same period last year, a decrease of $2.1 million, or 29%. This decrease is primarily attributable to the completion of contracts in 2003 and 2004 that have not been replaced.

     Cost of commercial product revenue includes all direct costs and manufacturing overhead. The cost of commercial product revenue totaled $6.0 million for the third quarter ended October 2, 2004 and $8.2 million for the third quarter ended September 27, 2003. The cost of commercial product revenue totaled $14.8 million for the nine months ended October 2, 2004 and $19.5 million for the nine months ended September 27, 2003. Decreased costs result primarily from decreased unit shipments partially offset by increased provision for inventory reserves in both periods of approximately $350,000. Inventory reserves were increased to align inventory carrying costs with their market value.

     Our cost of sales includes both variable and fixed cost components. The variable components consist primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

     The following is an analysis of our gross profit and margins:

	Three Months Ended				Nine Months Ended
	September		October		September		October
Dollars in thousands	27, 2003		2, 2004		27, 2003		2, 2004
Net commercial product sales	$11,570	100%	$6,053	100%	$25,630	100%	$13,788	100%
Cost of commercial product sales	8,150	70%	6,014	99%	19,450	76%	14,827	108%

Gross profit	$3,420	30%	$39	1%	$6,180	24%	$(1,039)	(8%)

     For the third quarter ended October 2, 2004 we had positive gross profit of $39,000 from sale of our commercial products as compared to positive gross profit of $3.4 million in our third quarter of 2003. For the nine months ended October 2, 2004 we had negative gross profit of $1.0 million from sale of our commercial products as compared to positive gross profit of $6.2 million in the nine months ended September 27, 2003. We experienced negative gross profits because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs.

     Contract research and development expenses totaled $860,000 in the third quarter of 2004 and $1.7 million in the third quarter of 2003. These expenses totaled $3.5 million in the first nine months of 2004 and $4.7 million in the first nine months of 2003. These decreases were the result of lower expenses associated with performing a fewer number of government contracts.

     Other research and development expenses relate to development of our commercial products. These expenses totaled $1.3 million in the third quarter of 2004, as compared to $985,000 in the same period last year. These expenses increased in the current year quarter as compared to the prior year due to increased commercial research and development efforts. These expenses totaled $3.8 million in the first nine months of 2004 and $4.3 million in the first nine months of 2003. The decline is due to lower commercial product development efforts for the year to date period.

     Selling, general and administrative expenses totaled $3.5 million in the third quarter of 2004 as compared to $4.1 million in the same period last year. In the first nine months of 2004 these expenses totaled $12.4 million as compared to $16.6 million in the same period last year. This decrease in the third quarter of 2004 as compared to the same quarter in the prior year is primarily due to lower expenses resulting from the closure of our Sunnyvale facility. The decrease in the first nine months of

2004 as compared to the prior year results primarily from lower ISCO litigation expenses and the closure of our Sunnyvale facility. In the third quarter of 2004 ISCO litigation expenses totaled $25,000 as compared to $90,000 in the third quarter of 2003. In the first nine months of 2004 these expenses totaled $438,000 as compared to $4.8 million in the same period last year. These decreases were partially offset by higher sales and marketing expenses.

     During the quarter ended July 3, 2004, we announced the implementation of a restructuring program to streamline our operations and reduce its cost structure. In connection with this during the quarter ended July 3, 2004 we recorded cash and non-cash restructuring charges of $2.5 million. We consolidated our research and development operations in Sunnyvale into our Santa Barbara facility. We reduced our workforce by approximately 50 positions. The workforce reduction included reductions associated with the Sunnyvale facility consolidation, as well as other strategic reductions in the organization. In addition, as part of the consolidation we accelerated the implementation of a new, lower cost wafer deposition process called Reactive Co-Evaporation. In connection with this program, in the quarter ended October 2, 2004 we incurred additional period expenses of $722,000 to relocate machinery and equipment and employees and lease abandonment costs relating to the closure of our Sunnyvale facility. In the fourth quarter of 2004, we expect additional restructuring expenses to relocate machinery and employees to total $240,000.

     During the quarter ended October 2, 2004, we further reduced our workforce primarily associated with its manufacturing operations and recognized an additional $63,000 in severance benefit expenses.

     As a result of all cost reduction initiatives, the Company saved approximately $2.3 million in the quarter ended October 2, 2004 as compared to the first quarter of 2004.

     Interest income decreased in the third quarter and first nine months of 2004 as compared to the same periods in the prior year because we had less cash available for investment.

     Interest expense in the quarter ended October 2, 2004 is comparable to the same period in the prior year. For the nine months ended October 2, 2004 interest expense totaled $1.2 million as compared to $374,000 in the nine months ended September 27, 2003. This increase is related primarily to an $802,000 non-cash charge relating to warrants issued in connection with the Bridge Loans entered into in April 2004.

     We had a net loss of $5.2 million for the quarter ended October 2, 2004 as compared to $851,000 in the same period last year. For the nine months ended October 2, 2004 our net loss totaled $19.9 million as compared to $12.3 million in the same period last year.

     The net loss available to common shareholders totaled $0.06 per common share in the current quarter, as compared to $0.01 per common share, in the same period last year. The net loss available to common shareholders totaled $0.25 per common share in the nine months ended October 2, 2004, as compared to $0.20 per common share, in the same period last year.

Liquidity and Capital Resources

     We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. We have effective registration statements on file with the SEC covering the public resale by investors of all the common stock issued in our private placements, as well as any common stock acquired upon exercise of their warrants. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of October 2, 2004, we had working capital of $15.5 million, including $7.1 million in cash and cash equivalents, as compared to working capital of $15.6 million at December 31, 2003, which included $11.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

     Cash and cash equivalents decreased by $4.0 million from $11.1 million at December 31, 2003 to $7.1 million at October 2, 2004. Cash was used in operations, for the purchase of property and equipment and for the payment of short and long-term borrowings and was partially offset by cash received from the sale of common stock in a public offering during the second quarter of 2004. Cash and cash equivalents decreased by $5.1 million from $18.2 million at December 31, 2002 to $13.1 million at September 27, 2003. Cash used in operations and investing activities during the first nine months of 2003 was partially offset by cash received from the sale of common stock and warrants in a private placement during the second quarter.

     Cash used in operations totaled $16.3 million in the first nine months of 2004. We used $13.9 million to fund the cash portion of our net losses. We also used cash to fund a $9.0 million increase in inventory, prepaid expenses and other current assets, patents and licenses and accounts payable payments. Inventory increased during the first nine months of 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable of $6.6 million. Cash used in operations totaled $13.4 million in the first nine months of 2003. We used $9.6 million to fund the cash portion of our net losses. We also used cash to fund a $4.3 million increase in accounts receivable, inventory, patents and licenses and other assets. Cash generated from the increase in accounts payable and other accrued expenses totaled $589,000.

     Net cash used to purchase manufacturing related equipment and tenant improvements totaled $1.7 million in the first nine months of 2004 and $2.4 million the same period last year.

     Net cash provided by financing activities totaled $13.9 million in the first nine months of 2004. Cash received from the sale of common stock and exercise of options and warrants totaled $17.2 million and borrowings against our credit and bridge loan facilities totaled $5.3 million. These sources of cash were partially offset by payments against our credit and bridge loan facilities totaling $7.9 million and payments against our long-term debt totaling $627,000. Net cash provided by financing activities totaled $10.7 million in the first nine months of 2003. Cash received from the sale of common stock and warrants totaled $10.1 million and net borrowings against our credit facility totaled $1.6 million and was partially offset by the reduction in long-term borrowings of $948,000.

     We have a line of credit from a bank. It is a material source of funds for our business. The line of credit expires March 17, 2005 and is structured as a sale of our accounts receivable. The bank agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (4.75% at October 2, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at October 2, 2004 totaled $669,000. The amount outstanding is repaid upon collection of the underlying accounts receivable. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

     At October 2, 2004, we had the following cash commitments:

	Payments Due by Period
		Less than 1
Contractual Obligations	Total	year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$107,000	$64,000	$43,000	$—	$—
Operating leases	11,991,000	2,450,000	3,224,000	2,921,000	3,396,000
Minimum license commitment	2,794,000	270,000	540,000	322,000	1,662,000
Fixed asset purchase commitments	167,000	167,000	—	—	—

Total contractual cash obligations	$15,059,000	$2,951,000	$3,807,000	$3,243,000	$5,058,000

     There were no material changes to commitments outside the ordinary course of business.

     We plan to invest approximately $150,000 to $250,000 in fixed assets during the remainder of 2004 to continue to expand manufacturing capacity if there is sufficient market demand for our products.

     Our independent registered public accounting firm has included in their audit report for 2003-year an explanatory paragraph expressing doubt about our ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002. In 2003, we incurred a net loss of $11,345,000 and had negative cash flows from operations of $18,458,000. For the nine months ended October 2, 2004, we had a net loss of $19.9 million and negative cash flows from operations of $16.3 million. In response during the current year, we adjusted our inventory build plan, reduced direct and indirect labor, cut certain fixed costs and implemented a reduced workweek. We also began a cost restructuring program to consolidated our research and development operations in Sunnyvale into our Santa Barbara facility, eliminate an additional 50 positions and accelerate the implementation of a new lower cost wafer deposition process.

     We completed two financing transactions during the nine months ended October 2, 2004. First, we closed a transaction on April 25, 2004 to temporarily expand our credit facility. Silicon Valley Bank amended our existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. We concurrently secured a commitment for a $2.0 million secured bridge loan from an investor. The investor subsequently funded $1.5 million of the bridge loan. We issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan was subsequently paid in full on May 26, 2004. Upon repayment of the bridge loan the Silicon Valley credit facility reverted back to it original terms.

     Second, we completed a public offering of 23,000,000 shares of common stock at $0.80 per share during the quarter raising net proceeds of $16.7 million.

     We expect our existing cash resources, together with our line of credit, will be sufficient to fund our planned operations into 2005. We expect our liquidity to reach an unacceptably low level in the second quarter of 2005 and anticipate a need for additional working capital to fund growth in the third and fourth quarters of 2005. Accordingly, we have concluded that the company will need additional funding to provide adequate cash reserves in the event of another downturn in our business and to fund expected growth in the second half of 2005. Our actual cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage the business profitability.

     We plan to explore various funding opportunities over the next two quarters. We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

     Our interim financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

Net Operating Loss Carryforward

     As of December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $215.1 million and for state income tax purposes of $90.6 million which expire in the years 2004 through 2023. Of these amounts $93.9 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.0 million and $13.0 million for federal and California income tax purposes. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2.6 million and $2.3 million, respectively, which expire in the years 2004 through 2023. Of these amounts $972,000 and $736,000, respectively resulted from the acquisition of Conductus.

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

Future Accounting Requirements

     In March 2004, the consensus of the Emerging Issues Task Force (EITF) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement 128, was published. EITF Issue No.03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance is not expected to have a significant impact on the Company’s financial results of operations and financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at October 2, 2004 as compared with our market risk exposure on December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2003 Annual Report on Form 10K.

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

     Changes in Internal Controls

     There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f)) during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     If the appellate court overturns the jury’s verdict and grants ISCO a new trial, there is a risk that we may not prevail in a second trial. If this should happen, we could be subject to significant liabilities and be required to cease using key technology. In any case, the cost of defending continued litigation by ISCO, or any other intellectual property lawsuit, could constitute a major financial burden and materially and adversely affect our results of operations, balance sheet and cash flows.

Class Action Lawsuits

     We were named as a defendant in several substantially identical class action lawsuits filed in the United States District Court for the Central District of California in April 2004. The cases were consolidated in August 2004, and the plaintiffs filed an amended consolidated complaint in October 2004. The plaintiffs allege securities law violations by us and certain of our officers and directors under Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint was filed on behalf of a purported class of people who purchased our stock during the period between January 9, 2004 and March 1, 2004 and seeks unspecified damages. The plaintiffs base their allegations primarily on the fact that we did not achieve our forecasted revenue guidance of $10 to $13 million for the first quarter of 2004. We believe the complaint is without merit and intend to defend this action vigorously. However, we cannot assure you that we will prevail in such litigation and, if the outcome is unfavorable to us, our reputation, profitability, balance sheet, cash flow and share price could be adversely affected.

Item 5. Other Information

(a) Additional Disclosures

     Consulting Agreement. We entered into a consulting agreement with Charles Shalvoy, a director, on November 4, 2004. Under the agreement, we may retain his services from time to time as a consultant on strategic planning matters at the rate of $3,000 per day plus reasonable out-of-pocket and travel expenses. As additional consideration, we agreed to continue his health benefits and grant him an option to purchase 100,000 shares of common stock.

     Amendment to Change In Control Agreement. We amended the existing Change in Control Agreement between the company and Mr. Peter Thomas, our President and CEO, on November 4, 2004. The original Change in Control Agreement granted Mr. Thomas certain severance benefits in the event we terminate him in connection with a change in control of the company (as defined in the agreement). The amendment increases the amount of his severance benefits under the agreement from two times his base salary to three times his base salary.

(b) Stockholder Nominations

     There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors. Please see the discussion of our procedures under the heading “Board Meetings and Committees” on pages 4 and 5 of our 2004 Proxy Statement available online at www.sec.gov.

Item 6. Exhibits

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Bylaws of the Registrant (3)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (2)

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (2)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (3)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)

4.4	Registration Rights Agreement to United States Cellular Corporation (5)

4.5	Form of Warrant to United States Cellular Corporation (5)

4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.13	Registration Rights Agreement, dated March 6, 2002 (8)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.15	Registration Rights Agreement dated October 10, 2002 (9)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.20	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

Number	Description of Document
4.21	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.22	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.23	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.24	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.25	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.26	Form of Warrant (16)

4.27	Form of Registration Rights Agreement (16)

4.28	Agility Capital Warrant dated May 2004 (17)

4.29	Silicon Valley Bank Warrant dated May 2004(17)

10.1	Sunpower License Agreement**

10.2	Amendment No. 1 to Change in Control Agreement of M. Peter Thomas

10.3	Consulting Agreement with Charles Shalvoy

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 9Reg. 333-89184)

*	Confidential treatment has been previously granted for certain portions of these exhibits.

**	Confidential treatment requested for certain portions of these exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: November 10, 2004	/s/ Martin S. McDermut

Martin S. McDermut
Senior Vice President, Chief Financial Officer and Secretary

/s/ M. Peter Thomas

M. Peter Thomas
President and Chief Executive Officer