Form 10-K
period 2004-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2005-03-16
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission File Number 0-21074
SUPERCONDUCTOR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0158076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

460 Ward Drive, Santa Barbara, California (Address of principal executive offices)	93111-2310 (Zip Code)
Registrant’s telephone number, including area code:
(805) 690-4500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑ or          No ☐.
      The aggregate market value of the common stock held by non-affiliates was $110.5 million as of July 2, 2004 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $1.20 as reported by the Nasdaq Stock Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of the company. We had 107,711,026 shares of common stock outstanding as of the close of business on February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 25, 2005.

SUPERCONDUCTOR TECHNOLOGIES INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 2004

i

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
      Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Additional Factors That May Affect Our Future Results.” Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.
WHERE YOU CAN FIND MORE INFORMATION
      As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549, as well as at the SEC’s regional office at 5757 Wilshire Boulevard, Suite 500, Los Angeles, California 90036. Our filings are available to the public over the Internet at the SEC’s website at http:.www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.suptech.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1.	BUSINESS
Our Company
      We develop, manufacture and market high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our solutions leverage our expertise in high-temperature superconducting (“HTS”) filters to “hear” wireless devices with the best possible clarity while rejecting interfering signals. We believe that this combination of interference rejection and receiver sensitivity is only possible using HTS technology. We sell our products directly to wireless carriers in the Americas, and we have plans to expand internationally. Our customers to date include ALLTEL, AT&T Wireless (now Cingular), Sprint, U.S. Cellular, and Verizon Wireless.
      Industry Background. The ability to provide high quality service to customers is becoming increasingly difficult for wireless operators as the number of subscribers rises, minutes of use increase and the market for wireless data services expands. Wireless service providers in both rural and urban areas are encountering high levels of radio frequency interference due to greater subscriber density and a larger number of users on adjacent channels. This reduced signal quality and higher percentage of dropped calls can lead to lower system utilization, decreased revenue and, ultimately, higher rates of customer churn. Service providers are also facing network capacity constraints. In particular, CDMA operators, whose spectrum employs wide communications channels for data and voice transmission, are faced with less available spectrum capacity for voice services as higher-speed data services, such as EV-DO, are introduced.
      As a result, wireless carriers are seeking to cost-effectively reduce interference, increase capacity, expand coverage to improve the quality of their systems, and, where possible, utilize their spectrum in the most efficient manner possible. Today’s restricted corporate budgets and tougher zoning laws make operators far less likely to have the option of simply deploying new base stations to achieve these performance goals.
      Our Solution. We leverage our expertise in high-temperature superconducting technology to cost effectively deliver both interference protection and increased sensitivity to our wireless carrier customers. Our solutions provide the following quality-of-service improvements:

•	reduction in base station noise figure;

•	reduction of dropped calls and network access failures;

•	elimination of interference from other sources such as specialized mobile radio handsets and other base stations; and

•	increased in-building penetration.
      Our solutions consist of the following three product lines:

•	SuperLink Rx. In order to receive uplink signals from wireless handsets, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer the SuperLink Rx product line for the receiver front-end of base stations. These products combine specialized filters using HTS technology with a proprietary cryogenic cooler and a cryogenically cooled low-noise amplifiers. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx products thereby offer significant advantages over conventional filters and amplifiers.

•	AmpLink Rx. The recently introduced AmpLink Rx is our lower-cost receiver front-end product designed specifically to address the sensitivity requirements of wireless base stations. The AmpLink Rx is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers. The enhanced uplink provided by AmpLink Rx 1900 improves PCS network coverage immediately and avoids the installation and maintenance costs associated with tower mounted amplifiers. As network interference increases, the AmpLink Rx 1900 is easily upgradable to include a SuperLink Rx front-end, which uses HTS technology to maintain the same sensitivity improvement while eliminating the effects of increasing interference.

•	SuperPlex. SuperPlex, our antenna sharing solution, is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. Products in our SuperPlex line of high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. Relative to competing technologies, these products offer increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, and fast and cost-effective network overlays. The SuperPlex product family offers network performance benefits synergistic with SuperLink Rx.

      We began commercial production of the SuperFilter (the precursor to the SuperLink Rx) in 1997. Our initial commercial sales of our SuperLink products were to small rural providers who had the most immediate need for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001, 927 systems in 2002, 1,884 systems in 2003 and 697 systems in 2004. In 2002, U.S. Cellular accounted for 8% of our net commercial revenues and ALLTEL for 84% of our net commercial revenues. In 2003, ALLTEL accounted for 70% of our net commercial revenues and Verizon Wireless accounted for 15% of our net commercial revenues. For the year ended December 31, 2004, ALLTEL accounted for 63% of our net commercial revenues and Verizon Wireless accounted for 24% of our net commercial revenues.
      Our Strategy. Our objective is to provide a full range of performance improvement solutions to wireless carriers by offering our field-proven receive-chain HTS solutions, innovative duplexer designs for antenna sharing and network overlays, ground-based sensitivity improvement solutions, high-performance multiplexers and power amplifiers. The primary elements of our strategy include:

•	expanding domestic and international sales channels to broaden our customer base,

•	enhancing our productivity and lowering our costs,

•	enhancing and extending our current product offerings,

•	maintaining our focus on technical excellence and innovation, and

•	pursuing strategic partnerships, alliances and acquisitions.
      Government Contracts. In our business model, we use government contracts as a source of funds for our commercial technology development. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property for the United States. We acquired Conductus, Inc. on December 18, 2002. Conductus was a competing supplier of high-temperature superconducting technology for wireless networks. The acquisition of Conductus contributed $4.6 million to our government revenues in 2003. In the second quarter of 2004, we consolidated the Conductus operation into our Santa Barbara facilities.
      Corporate Information. We were incorporated in Delaware in 1987. Our facilities and executive offices are located at 460 Ward Drive, Santa Barbara, California 93111, and our telephone number is (805) 690-4500. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.
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

      Our performance improvement solutions fit into three product families: SuperLink Rx, AmpLink Rx and SuperPlex.

•	SuperLink Rx. In order to receive uplink signals from wireless handsets, base stations require a filter system to eliminate out-of-band interference, and amplification to enhance the base station’s sensitivity. To address this need, we offer the SuperLink Rx product line for the receiver front-end of base stations. These products combine specialized filters using HTS technology with a proprietary cryogenic cooler and cryogenically cooled low-noise amplifiers. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink Rx products thereby offer significant advantages over conventional filter and amplifier systems.

•	AmpLink Rx. The recently introduced AmpLink Rx is our lower-cost receiver front-end product designed specifically to address the sensitivity requirements of wireless base stations. The AmpLink Rx is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers. The enhanced uplink provided by AmpLink Rx 1900 improves PCS network coverage immediately and avoids the installation and maintenance costs associated with tower mounted amplifiers. As network interference increases, the AmpLink Rx 1900 is upgradable to include a SuperLink Rx front-end, hence maintaining the same sensitivity improvement while eliminating the effects of increasing interference.

•	SuperPlex. SuperPlex, our antenna sharing solution, is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. Products in our SuperPlex line of high-performance multiplexers are designed to facilitate base station antenna sharing and reduce infrastructure costs. SuperPlex can be used in conjunction with AmpLink Rx 1900 and SuperLink Rx products to optimize performance in networks where 1900 MHz EV-DO capabilities are added to existing 850 MHz networks. Relative to competing technologies, this portfolio of STI products offer increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, interference rejection and fast and cost-effective network overlays.
      During 2004, we introduced a number of variations in the AmpLink Rx and SuperPlex product lines to enable STI to offer a complete solution of products for the EV-DO roll-out in the CDMA networks of our customers.
      We introduced several new SuperLink solutions in 2003, including the SuperLink Rx 850, the most compact and lowest power cryogenic receiver front end (CRFE) in the industry, and the HTS-Readytm Duplexer HP, which delivers superior duplexing functionality in the 850 MHz cellular band and provides twice the amount of average power handling (1200 watts versus 600 watts) and four times as much peak power handling (40 kilowatts versus 10 kilowatts) as found in our standard HTS-Ready Duplexer 850. In August 2003, we introduced SuperLink Rx 1900, an integrated CRFE unit designed specifically for the PCS wireless market. SuperLink Rx 1900 is STI’s first fully integrated system designed for outdoor use. The fully weatherized unit includes a SuperLink Rx front-end and up to six dual duplexers in an outdoor enclosure.
      During 2002 and 2003, we were marketing a power amplifier product called the SuperLink Tx manufactured by another company. The SuperLink Tx was for wireless networks that suffer from insufficient transmit power on the downlink signal path. Our supplier for this product was acquired by a competitor of ours in November 2003. We evaluated alternative sources of power amplifiers for our customers and concluded that suitable power amplifiers are readily available from other vendors. Therefore, we have no plans to resume marketing any power amplifier products.

      Net commercial product revenues are derived from the following products:

	For the Year Ended December 31,

	2002	2003	2004

SuperLink Rx	$15,195,000	$34,544,000	$12,599,000
SuperPlex	2,262,000	3,434,000	2,995,000
AmpLink	—	—	153,000
Other — Primarily Parts and Installation Kits	144,000	599,000	1,040,000

Total	$17,601,000	$38,577,000	$16,787,000

Marketing and Sales
      We sell solutions to wireless communication service providers in the Americas and have plans to expand worldwide.
      Our earliest experience was with small rural providers who had the most immediate need for the SuperFilter® for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001, 927 systems in 2002, 1,884 systems in 2003 and 697 systems in 2004.
      Our sales cycle has lengthened as we interact with larger Tier I cellular carriers such as Verizon and Sprint. This lengthened cycle is necessary to penetrate these accounts which, by virtue of their size, have far more needs for STI’s products than the smaller Tier II and III cellular carriers. This shift in focus was undertaken to begin a move to the suburban and urban markets where the majority of base stations are located and where the need for interference rejection is greatest.
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
      In December 2004, we received a follow-on purchase agreement for a minimum of $7.5 million from an existing customer. Depending on the mix of products selected by the carrier, sales under this follow on contract could exceed $11.0 million. We expect to deliver all the units under the contract in 2005.
      In 2002, U.S. Cellular accounted for 8% of our net commercial revenues and ALLTEL for 84% of our net commercial revenues. In 2003, ALLTEL accounted for 70% of our net commercial revenues and Verizon accounted for 15% of our net commercial revenues. In 2004, ALLTEL accounted for 63% of our net commercial revenues and Verizon accounted for 24% of our net commercial revenues.
      We sell using a direct sales force in the U.S. to maintain and expand our excellent customer relation with Alltel and to focus on the Tier I cellular carriers — Verizon, Cingular, Sprint, Nextel and T-Mobile. We have begun only recently directed efforts to market our products internationally and have not yet had significant international sales. We plan to supplement our direct sales by building a network of domestic distributors to focus on the Tier II and III domestic cellular carriers.
      We work with consulting firms to provide data that illustrates the benefits of deploying our products in their customers’ network, we demonstrate our products at trade shows, and participate in industry conferences. Advertising, direct mailings, and contribution of technical and application reports to recognized trade journals, are all employed, as warranted, to identify STI solutions to potential customers. We also advertise our products through our website, brochures, data sheets, application notes, trade journal reports and press releases.

      Our sales and marketing efforts are complemented by a team of sales applications engineers who manage field trials and initial customer installations and educate customers.
Backlog
      Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $730,000 at December 31, 2004, as compared to $250,000 at December 31, 2003. We also had at December 31, 2004 minimum purchase commitments totaling $7.2 million from one customer under a general purchase agreement. We expect to fulfill these commitments during 2005, but we did not include them in our backlog because the customer has not identified the product mix and/or scheduled delivery dates.
Our Technology

Superconducting Technology
      We use superconducting technology to improve both the selectivity (rejection of adjacent band interference) and the sensitivity (ability to “hear” signals better) and reduce the size of a base station receiver. Superconductors are materials that have the ability to conduct electrical energy with little or no resistance when cooled to “critical” temperatures. In contrast, electric currents that flow through normal conductors encounter resistance that requires power to overcome and generates heat. Substantial improvements in the performance characteristics of electrical systems can be made with superconductors, including reduced power loss, lower heat generation and decreased electrical noise. As these properties have been applied to radio and microwave frequency applications, new products, such as wireless filters, have been developed that are extremely small, highly sensitive and highly frequency selective.
      The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a former director and Chairman of our Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures, below 23K (-250°C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243°C) were discovered. In early 1987, yttrium barium copper oxide (“YBCO”) was discovered, which has a critical temperature of 93K (-180°C). Shortly thereafter, thallium barium calcium copper oxide (“TBCCO”) was discovered, which has a critical temperature of 125K (-148°C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196°C), or the point at which nitrogen liquefies at atmospheric pressure. These high critical temperatures allow superconductors to be cooled using less expensive and more efficient refrigeration processes. Our Company was formed following this discovery for the initial purpose of developing and commercializing high temperature superconductors.

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

HTS Materials
      We use HTS materials as the base material to produce “thin film” microelectronics, primarily RF filters, in our SuperLink Rx product line. A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. We have historically utilized TBCCO as the primary HTS material in our SuperLink product line. In the fourth quarter of 2004, we shifted all of our production from TBCCO to YBCO to lower the product manufacturing cost of the SuperLink Rx. We manufacture YBCO using proprietary processes, including proprietary manufacturing techniques. We believe that the process technology we have developed produces state of the art HTS thin-films of the highest quality with limited use of YBCO.

RF Circuitry
      We have devoted a significant portion of our engineering resources to design and model the complex RF circuitry that is basic to our products. Our RF engineering team is led by recognized international leaders in RF filter design. The expertise of this highly qualified team has allowed us to design and fabricate very precise individual components, such as RF signal filters. We have implemented computer simulation systems to design our products and this RF circuitry design has allowed us to produce extremely small, high-performance circuits. Some of our design and engineering innovations have been patented; others are the subjects of pending patent applications. We believe that our RF engineering expertise provides us with a unique competitive advantage.

Cryogenic Cooling Technology
      The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Prior to the Company’s efforts no such cryogenic cooler has been commercially available. In response to this lack of availability, we developed a low-cost, highly reliable low-power cooler designed to cool to 77K (-196°C) with sufficient cooling capacity for our superconducting applications. We have shipped almost 4,550 SuperLink Rx systems worldwide, logging in excess of 73 million hours of cumulative operation. The cryogenic coolers in our current models have demonstrated a Mean Time Between Failure of greater than 1 million hours. Its development was based in part on patents licensed by us from Sunpower, Inc. We believe our internally developed cooler, which is both compact enough and reliable enough to meet the most demanding wireless industry standards, provides us with a significant and unique competitive advantage.

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
How We Use Government Contracts to Fund Technology Development
      Our strategy is to continue to pursue government research and development contract awards, which complement our commercial product and technology development and allow for commercialization of the underlying technology. Since our inception in 1987, a substantial part of our net revenues have been from research and development contracts, sales directly with the U.S. government or resellers to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We have marketed to various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from DARPA through the Office of Naval Research. In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, or SBIR, program. We have been awarded 33 Phase I SBIR contracts, each of which typically generates up to $100,000 in revenues. We have been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates up to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us approximately $87 million of revenue, and remain a significant source of revenue today, supporting our research and development programs. We also develop and sell products to the US Government, when we can offer a unique capability. These are RF transceiver front-end products that utilize our unique HTS filter and cryogenics technologies.
Our Manufacturing Capabilities
      We currently manufacture our SuperLink Rx systems and SuperPlex products at our facilities in Santa Barbara, California. In 1998, we opened a state-of-the-art manufacturing facility in Santa Barbara. STI renovated these manufacturing areas in early 2003, the first in a series of moves that have enabled us to produce larger quantities of our SuperLink Rx products on a routine and reproducible basis. In 2003 and 2004, we expanded our controlled clean rooms, continued to develop and introduce new, state-of-the-art production and test equipment and processes, and implemented a continuous flow manufacturing strategy. In addition, performance testing and systems screening methods, along with optimized quality improvement techniques, have been instrumental in enabling our SuperLink Rx units to reach Mean Time Between Failure (MTBF) levels of more than 500,000 hours.
      We have the physical infrastructure to manufacture up to 2,800 SuperLink Rx units per year. This capacity is unchanged from the prior year. We significantly reduced the number of manufacturing personnel in 2004 in response to a decline in sales volume. We would have to significantly increase our manufacturing staff to produce units near capacity with our current infrastructure. We are holding physical capacity and staffing at their current levels to conserve cash resources. We could expand manufacturing capacity to approximately 5,000 units per year in our current facility with additional equipment.
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
      We have historically utilized TBCCO as the primary HTS material in our SuperLink Rx product line. In the fourth quarter of 2004, we shifted all of our production from TBCCO to YBCO to lower the product manufacturing cost of the SuperLink Rx. We have a non-exclusive license in the U.S. and selected foreign countries to the primary patents on YBCO from Lucent. We also continue to hold an exclusive worldwide license under several U.S. patents covering TBCCO from the University of Arkansas.
      We use a low-cost, highly reliable cryocooler as an essential component of our SuperLink Rx product line. We developed proprietary and patented cryogenic cooling and packaging technology for our cryocooler, but we also have a non-exclusive license from Sunpower, Inc. to various U.S. and foreign patents covering their cryocooler technology.

      As of December 31, 2004, we held 75 U.S. patents. With our recent shift from TBCCO to YBCO, we believe that the following 50 U.S. patents are currently relevant to our business:

•	6 patents for technologies directed toward producing thin-film materials and structures expiring in 2010 to 2024;

•	18 patents for cryogenic microwave circuit designs expiring in 2010 to 2023;

•	20 patents covering cryogenics, packaging and systems expiring in 2013 to 2023; and

•	6 patents covering other superconducting technologies expiring in 2013 to 2017.
      We also had 25 U.S. patent applications pending as December 31, 2004 which are currently relevant to our business. As of that date, we held 21 foreign issued patents and 14 foreign patents pending.
      We have trade secrets and unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.
      We own federally registered trademarks to Superconductor Technologies, Conductus and Improving the Quality of Wireless and have several other trademark registrations pending. We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions.
      We license some of our patents to Bruker for NMR application, General Dynamics for government application and Star Cryogenics for Squid applications.
Competition
      The wireless communication market is intensely competitive. We face competition in various aspects of our technology and product development and in each of our target markets. Our current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture, or market conventional downlink enhancement products such as power amplifiers, as well as with companies that sell antenna-optimizing multiplexers. We also compete against companies that seek to enhance base station range and selectivity by means other than a superconducting filter. The primary competitors use tower mount and ground mount amplifiers, conventional filters, repeaters or “smart antenna” technologies. Tower mount and ground mount amplifiers pass an RF signal received by an antenna through a broad filter, followed by a low noise amplifier. These units are produced by a number of companies, which include most of the base station original equipment manufacturers (OEMs) such as Ericsson and Nokia. Filter manufacturers, including Andrew, REMEC, LGP/ Allgon, Filtronic and Radio Frequency Systems, also produce these units. Smart antennas allow base stations to focus energy more directly on individual wireless devices in order to improve capacity. Arraycom is among the leading independent companies that produces these systems. Base station manufactures, such as Ericsson, Nokia, Nortel and Lucent are also developing smart antennas for their base stations.
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
Employees
      We employed a total of 154 persons as of December 31, 2004: 75 in manufacturing, 40 in research and development, 25 in sales and marketing and 14 in administration. Ten of our employees have Ph.D.s, and twenty-two others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our employees are not represented by a labor union, and we believe that our employee relations are good.

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
Environmental Issues
      We use certain hazardous materials in its research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure or waste treatment or disposal. Although we believe that our safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. If such an accident occurred, we could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed our resources or otherwise have a material adverse effect on our financial condition, results of operations or cash flows.
Additional Factors That May Affect Our Future Results
      This Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission contain forward-looking statements that involve risks and uncertainties. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our future profitability, revenues, market growth, demand and pricing trends, competition in our industry, market acceptance, timing of any demand for next generation products, capital requirements and new product introductions. Other statements contained in our filings that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects, “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar words.
      Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those listed in this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements.” This section describes some of the additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on the beliefs, estimates made by, and information presently available to senior management. We do not assume any duty to update our forward-looking statements.
      Unless otherwise noted, the terms “we,” “us,” and “our,” refer to the combined and ongoing business operations of Superconductor and its subsidiaries.
Risks Related to Our Business

We have a history of losses and may never become profitable.
      In each of our last five years, we have experienced significant net losses and negative cash flows from operations. If we fail to increase our revenues, specifically revenues in connection with our SuperLink products, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.

We may need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.
      Our independent registered public accounting firm has included in their report for 2004 an explanatory paragraph expressing doubt about our ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002 and 2003. During 2004, we incurred a net loss of $31.2 million and negative cash flows from operations of $21.6 million.
      We expect our existing cash resources, together with our line of credit and a planned inventory reduction, will be sufficient to fund our planned operations for at least the next twelve months. We have more inventory than required for current sales volumes and plan to use our excess inventory as a material source of funding in 2005. We believe the key factors to our liquidity in 2005 will be our ability to successfully execute on our plans to increase sales levels and to convert excess inventory to cash. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. If actual cash flows deviate significantly from forecasted amounts, we may require additional financing in the next twelve months.
      We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced, and we could deplete our reserve of authorized but unissued common stock. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

We rely upon a few customers for the majority of our commercial revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.
      We sell most of our products to a small number of wireless carriers, and we expect that this will continue. We derived 87% of our commercial product revenues from ALLTEL and Verizon Wireless in 2004 and 85% of our commercial product revenues from ALLTEL and Verizon Wireless in 2003. Our future success depends upon the wireless carriers continuing to purchase our products, and any fluctuations in demand from such customers would negatively impact our results of operations. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition.
      In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in the deployment, upgrading or improvement of wireless networks by any one customer could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	each of our customers have significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.
      Many of our customers also provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us. If we fail to forecast our customer’s demands accurately, we could experience delays in manufacturing which could result in customer dissatisfaction. Additionally, these factors further impact our ability to forecast future revenue.

The wireless communication industry is highly concentrated, which limits the number of potential customers, and further industry consolidation could result in the loss of key customers.
      The wireless communication industry is highly concentrated in nature and may become more concentrated due to anticipated industry consolidation. As a result, we believe that the number of potential customers for our products will be limited. We also face significant risks in the event any of our key customers is acquired by a company that has not adopted our technology or not adopted it to the same extent. In that event, we could face a significant decline in our sales to the acquired customer.

We experience significant fluctuations in sales and operating results from quarter to quarter.
      Our quarterly results fluctuate due to a number of factors, including:

•	the lack of any obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	high fixed expenses that may disproportionately impact operating expenses, especially during a quarter with a sales shortfall; and

•	discounts given to certain customers for large volume purchases.
      We have regularly generated a large percentage of our revenues in the last month of a quarter. Since we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which such orders ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our revenues and results of operations.
      Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our results of operations. Despite these factors, we maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, there may not be enough inventory or manufacturing capacity to fill their orders.
      Our expense levels and expansion plans, including plans to increase research and development efforts, manufacturing capacity and sales and marketing efforts, are based in large part on expectations of future revenue. These items of expense are relatively fixed in the short-term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Consequently, operating results in any given period are likely to be disproportionately harmed if revenue in that period falls below expectations.
      Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of stock analysts and investors. In either case, the price of our common stock could be materially adversely affected.

Our sales cycles are unpredictable and may be long, making future performance unpredictable.
      Our experience with the sales cycle for telecommunications products is limited. The sales cycle includes identification of decision makers within the customers’ organizations, development of an understanding of customer-specific performance and economic issues, convincing the customer through field trial reports of the benefits of systems offered, negotiation of purchase orders and deployment.
      Because customers who purchase our systems must commit a significant amount of capital and other resources, sales are subject to delays beyond our control. Our customers must consider budgetary constraints, comply with internal procedures for approving large expenditures and complete whatever testing is necessary for them to integrate new technologies that will affect their key operations. While the sales cycle for an initial order typically has been 12 to 24 months, we may experience longer sales cycles in the future. Such delays or lengthened sales cycles could have a material adverse effect on our business.

We depend on the capital spending patterns of wireless network operators, and if capital spending is decreased or delayed, our business may be harmed.
      Because we rely on wireless network operators for product purchases, any substantial decrease or delay in capital spending patterns in the wireless communication industry may harm our business. Demand from customers for our products depends to a significant degree upon the magnitude and timing of capital spending by these customers for constructing, rebuilding or upgrading their systems. The capital spending patterns of wireless network operators depend on a variety of factors, including access to financing, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, overall demand for wireless services, competitive pressures and general economic conditions. In addition, capital spending patterns in the wireless industry can be subject to some degree of seasonality, with lower levels of spending in the first and third calendar quarters, based on annual budget cycles.

Our reliance on a limited number of suppliers and the long lead time of components for our SuperLink products could impair our ability to manufacture and deliver our systems on a timely basis.
      We currently purchase substrates for growth of high-temperature superconductor thin-films from a single supplier because of the quality of their substrates. A thin film is a thin layer of high-temperature superconductor material. There are additional components that we source from a single vendor due to the present volume. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, most of which are beyond our control. These include the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could impair our ability to manufacture and deliver our systems on a timely basis and result in the cancellation of orders, which could harm our business.
      In addition, the purchase of some of our key components involves long lead times and, in the event of unanticipated increases in demand for our SuperLink products, we may be unable to obtain these components in sufficient quantities to meet our customers’ requirements. We do not have guaranteed supply arrangements with any of these suppliers, do not maintain an extensive inventory of parts or components and customarily purchase sole or limited source parts and components pursuant to purchase orders. Business disruptions, quality issues, production shortfalls or financial difficulties of a sole or limited source supplier could materially and adversely affect us by increasing product costs, or eliminating or delaying the availability of such parts or components. In such events, our inability to develop alternative sources of supply quickly and on a cost-effective basis could impair our ability to manufacture and deliver our systems on a timely basis and could harm our business.

We cannot predict whether our products will be commercially accepted, because commercial application of superconductive electronics technology has been limited to date.
      Although a number of commercial superconductive electronic products have been introduced by us to date, approximately 27% of our aggregate revenue over the last five fiscal years has been derived from government research and development contracts. New products or product enhancements may or may not be successfully developed, introduced and marketed. Any new products or product enhancements that are marketed may not be well received in the marketplace or achieve any significant degree of commercial acceptance.

We expect decreases in average selling prices, requiring us to reduce product costs and introduce new systems in order to achieve and maintain profitability.
      The average selling price of our SuperLink products decreased in 2002 and 2003. This followed the discount on a large order of Superconductor products in December 2001. We anticipate customer pressure on our product pricing will continue for the foreseeable future. We have a plan to reduce the manufacturing cost of our SuperLink product, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

Changes in the mix of our sales channels could cause fluctuations in future operating results.
      We currently sell most of our products directly to wireless network operators in the United States. We plan, however, to expand our business in international markets by joint venturing with local entities. If and when changes in the mix of our sales channels occur, our gross profit and operating margins may fluctuate significantly.

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to possible losses of competitive advantage.
      Our efforts to protect our proprietary rights may not succeed in preventing infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications may not result in issued patents and the validity of issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of the products. Additionally, certain of the issued patents and patent applications are owned jointly with third parties. Because any owner or co-owner of a patent can license its rights under jointly-owned patents or applications, inventions made by us jointly with others are not subject to our exclusive control. Any of these possible events could result in losses of competitive advantage.

We depend on specific patents and licenses to technologies, and we will likely need additional technologies in the future that we may not be able to utilize.
      We utilize technologies under licenses of patents from others for our products. These patents may be subject to challenge, which may result in significant litigation expense (which may or may not be recoverable against future royalty obligations). Additionally, we continually try to develop new products, and, in the course of doing so, we may be required to utilize intellectual property rights owned by others and may seek licenses to do so. Such licenses may not be obtainable on commercially reasonable terms, or at all. It is also possible that we may inadvertently utilize intellectual property rights held by others, which could result in substantial claims.

Intellectual property infringement claims against us could materially harm results of operations.
      Our products incorporate a number of technologies, including high-temperature superconductor technology, technology related to other materials, and electronics technologies. Our patent positions, and that of other companies using high-temperature superconductor technology, is uncertain and there is significant risk that others, including our competitors or potential competitors, have obtained or will obtain patents relating to our products or technologies or products or technologies planned to be introduced by us.
      We believe that patents may be or have been issued, or applications may be pending, claiming various compositions of matter used in our products. We may need to secure one or more licenses of these patents. There can be no assurances that such licenses could be obtained on commercially reasonable terms, or at all. We may be required to expend significant resources to develop alternatives that would not infringe such patents or to obtain licenses to the related technology. We may not be able to successfully design around these patents or obtain licenses to them and may have to defend ourselves at substantial cost against allegations of infringement of third party patents or other rights to intellectual property. In those circumstances, we could face significant liabilities and also be forced to cease the use of key technology.
      We were engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly-owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite product infringe ISCO’s patent. The matter went to trial on March 17, 2003.
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
      On April 17, 2003, we filed a Motion for Attorneys’ Fees and Disbursements, in which we asked the court to award us our attorneys’ fees and other expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to us, and we filed a notice of appeal as to this portion of the court’s decision. The trial court also denied our request for reimbursement of our legal fees associated with the case.
      On February 3, 2005, the Appellate Court reaffirmed the unanimous jury verdict that ISCO’s US patent is invalid and unenforceable. The Appellate Court also denied our request to reinstate the jury’s $3.8 million damage award to us for unfair competition and bad faith on the part of ISCO. The trial judge had overruled the jury’s finding on this point, and we appealed that portion of the judge’s ruling. We believe the decision of the Appellate Court ends this matter and do not expect any further legal action related to it.

We currently rely on specific technologies and may not successfully adjust to the rapidly changing superconductive electronics market.
      The field of superconductivity is characterized by rapidly advancing technology. Our success depends upon our ability to keep pace with advancing superconductive technology, including materials, processes and industry standards. Our development efforts to date have been focused principally on thallium barium calcium copper oxide and, more recently, yttrium barium copper oxide. However, these materials may not ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future.
      We will have to continue to develop and integrate advances in technology for the fabrication of electronic circuits and devices and manufacture of commercial quantities of products. We will also need to continue to develop and integrate advances in complementary technologies. We cannot assure you that our development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by us will not prove more advantageous for the commercialization of superconductive electronic products.

Other parties may have the right to utilize technology important to our business.
      We utilize certain intellectual property rights under non-exclusive licenses or have granted to others the right to utilize certain intellectual property rights licensed from a third party. Because we may not have the exclusive rights to utilize such intellectual property, other parties may be able to compete with us, which may harm our business.

Our failure to anticipate and respond to developments in the wireless telecommunications market could substantially harm our business.
      Our efforts are focused on the wireless telecommunications market, including the 2G, 2.5G and 3G markets. The concentration of our resources on the wireless telecommunications market makes us potentially vulnerable to changes in this market, such as new technologies, future competition, changes in availability of capital resources or regulatory changes that could affect the competitive position and rate of growth of the wireless industry.

We may not be able to compete effectively in the superconductive electronics industry or against alternative technologies.
      Our products compete with a number of alternative approaches and technologies that increase the capacity and improve the quality of wireless networks. Some of these alternatives may be more cost effective or offer better performance than our products. Wireless network operators may opt to increase the number of transmission stations, increase tower heights, install filters and amplifiers at the top of antennas or use advanced antenna technology in lieu of purchasing our products. We may not succeed in competing with these alternatives.
      The market for superconductive electronics currently is small and in the early stages of commercialization. As superconductive electronics emerge as a viable alternative to current solutions, the market will become intensively competitive. A number of large companies with substantially greater financial resources and capabilities are engaged in programs to develop and commercialize products that may compete with those offered by us, or promote alternative solutions to meet the needs of the wireless network operators. For example, Dupont exhibited a tower top HTS front-end unit at a trade show in March 2002. Small companies, including ISCO International and CryoDevices, Inc., are also developing and commercializing superconductive electronic products for the telecommunications industry. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs that may lead to commercial superconductive electronic products. Our success will depend on our ability to develop and maintain our technological leadership while managing the various risks described in this document.

We depend upon government contracts for a substantial portion of revenue, and our business may suffer if significant contracts are terminated or adversely modified or we are unable to win new contracts.
      We derive a portion of our revenue from a few large contracts with the U.S. government. As a result, a reduction in, or discontinuance of, the government’s commitment to current or future programs could materially reduce government contract revenue.
      Contracts involving the U.S. government may include various risks, including:

•	termination by the government;

•	reduction or modification in the event of changes in the government’s requirements or budgetary constraints;

•	increased or unexpected costs causing losses or reduced profits under contracts where prices are fixed or unallowable costs under contracts where the government reimburses for costs and pays an additional premium;

•	risks of potential disclosure of confidential information to third parties;

•	the failure or inability of the main contractor to perform its contract in circumstances where either Superconductor or Conductus is a subcontractor;

•	the failure of the government to exercise options for additional work provided for in the contracts; and

•	the government’s right in certain circumstances to freely use technology developed under these contracts.

      The programs in which we participate may extend for several years, but are normally funded on an annual basis. The U.S. government may not continue to fund programs under which we have entered into contracts. Even if funding is continued, we may fail to compete successfully to obtain funding pursuant to such programs.
      All costs for services under government contracts are subject to audit, and the acceptance of such costs as allowable and allocable is subject to federal regulatory guidelines. We record contract revenues in amounts which we expect to be realized upon final audit settlement. Any disallowance of costs by the government could have an adverse effect on our business, operating results and financial condition. We cannot assure you that audits and adjustments will not result in decreased revenues and net income for those years. Additionally, because of our participation in government contracts, we are subject to audit from time to time for our compliance with government regulations by various agencies. Government agencies may conduct inquiries or investigations that may cover a broad range of activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert management’s attention. In addition, an adverse finding in any such audit, inquiry or investigation could involve penalties that may harm our business.

Because competition for target employees is intense, we may be subject to claims of unfair hiring practices, trade secrets misappropriation or other related claims.
      Companies in the wireless telecommunications industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices, trade secrets misappropriation or other related claims. We may be subject to such claims in the future as we seek to hire qualified personnel, and such claims may result in material litigation. If this should occur, we could incur substantial costs in defending against these claims, regardless of their merits.

The supplier for our SuperLink Tx line of power amplifiers was acquired by a competitor in 2003, and the loss of this product line could adversely affect the future growth of our commercial revenues.
      During 2002 and 2003, we were marketing a power amplifier product called the SuperLink Tx manufactured by another company. The SuperLink Tx was for wireless networks that suffer from insufficient transmit power on the downlink signal path. Our supplier for this product was acquired by a competitor of ours in November 2003. We have not had significant sales of the SuperLink Tx product to date, but we consider it an important part of our overall business strategy of marketing SuperLink Solutions to maximize the performance of wireless networks. We evaluated alternative sources of power amplifiers for our customers and concluded that suitable power amplifiers are readily available from other vendors. Therefore, we have no plans to resume marketing any power amplifier products. The absence of a power amplifier from our product line could adversely affect our SuperLink Solutions business strategy and adversely affect our strategy for increasing commercial revenues.

Our failure to successfully develop collaborative relationships with government agencies, research institutions and other companies could harm our business.
      We have established and continue to seek collaborative arrangements with corporate partners, government agencies and public and private research institutions to develop, manufacture and market superconductive electronic products. Our success depends on the development and success of these collaborative arrangements. However, we may not be able to enter into collaborative arrangements on commercially reasonable terms, and even if established, these arrangements may not succeed. If these programs are successful, our collaborative partners may seek to manufacture jointly developed products themselves or obtain them from alternative sources, rather than purchase them from us. Finally, these programs:

•	may require us to share control over our development, manufacturing and marketing programs and relinquish rights to our technology;

•	may be subject to termination at the discretion of the collaborative partners; and

•	may restrict our ability to engage in certain areas of product development, manufacturing and marketing.

We need to increase our manufacturing capacity to meet our planned production volumes, and our failure to do so would hamper our growth and long-term success.
      We need to increase our manufacturing capabilities to meet planned production volumes, and our failure to do so would hamper our growth and long-term success. Currently, we have only limited production facilities. To date, we have focused primarily on developing fabrication processes and producing limited quantities of products. Although our processing technology derives principally from semiconductor manufacturing technology, the fabrication of high-temperature superconductor components is especially difficult because of specific properties unique to high-temperature superconductor materials.
      We cannot assure you that we can develop the necessary manufacturing capability to attain yields sufficient to meet the demand for our products at a cost that will allow us to provide a price/performance advantage to customers in comparison with other alternatives. While we have established limited production facilities for our products, we may not be able to expand our processing, production control, assembly, testing and quality assurance capabilities to produce existing or planned superconductive electronic products in adequate commercial quantities.
      Even if our products meet performance standards acceptable to the superconductive electronics market, we cannot assure you that any such products will offer price/performance advantages in comparison with other alternatives sufficient to achieve market acceptance, or that production costs will be low enough to operate profitably.

We need to simplify our fabrication process for our radio frequency filters in order to cost-effectively manufacture the SuperLink Rx, our key product, in high volumes.
      We manufacture or “fabricate” the radio frequency filters in our SuperLink Rx, our key product, using integrated circuit manufacturing technology, and the cost of manufacturing the filters constitutes a significant part of the total product cost. We need a simpler and less costly fabrication process to manufacture large volumes of the SuperLink Rx in a cost effective manner. We have recently transitioned to a simpler and more scalable fabrication process acquired in our acquisition of Conductus, Inc. in December 2002. We could encounter significant problems with the newly designed production equipment over time. This could significantly delay the timing of our expansion plans, reduce the expected cost savings of manufacturing in high volumes and adversely affect our ability to price the SuperLink Rx competitively with competing technologies.
      Most of our competitors use simpler technologies easily outsourced to low-cost overseas manufacturing facilities. Even our new fabrication process is unique and difficult to outsource to other manufacturing facilities. Therefore, we will continue to have a competitive disadvantage in this respect which could adversely affect our ability to price the SuperLink Rx competitively with competing technologies.

If we are unable to forecast our inventory needs accurately, we may be unable to obtain efficient manufacturing capacity or may incur unnecessary costs and produce excess inventory.
      We forecast our inventory needs based on anticipated product orders to determine manufacturing requirements. If we overestimate our requirements, we may have excess inventory, and our suppliers may as well, which could increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing and result in delays in shipments and recognition of revenues. In addition, lead times for ordering materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Accordingly, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity from our suppliers to meet customers’ delivery requirements, which would harm our business.

Our success depends on the attraction and retention of senior management and technical personnel with relevant expertise.
      As a competitor in a highly technical market, we depend heavily upon the efforts of our existing senior management and technical teams. The loss of the services of one or more members of these teams could slow product development and commercialization objectives. Due to the specialized nature of high-temperature superconductors, we also depend upon our ability to attract and retain qualified technical personnel with substantial industry knowledge and expertise. Competition for qualified personnel is intense and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business.

Regulatory changes negatively affecting wireless communications companies could substantially harm our business.
      The Federal Communications Commission strictly regulates the operation of wireless base stations in the United States. Other countries also regulate the operation of base stations within their territories. Base stations and equipment marketed for use in base stations must meet specific technical standards. Our ability to sell our high-temperature superconductor filter subsystems will depend upon the rate of deployment of other new wireless digital services, the ability of base station equipment manufacturers and of base station operators to obtain and retain the necessary approvals and licenses, and changes in regulations that may impact the product requirements. Any failure or delay of base station manufacturers or operators in obtaining necessary approvals could harm our business.

We are depending on international sales for a significant portion of our future revenue growth, and our international business activities will subject us to risks that could cause demand for our products to fall short of expectations and increase our operating expenses.
      A significant part of our long-term business strategy involves the pursuit of growth opportunities in a number of international markets, including China, Japan, Korea, Europe and Latin America. In many international markets, barriers to entry are the result of long-standing relationships between potential customers and our local suppliers and protective regulations, including local content and service requirements. In addition, pursuit of international growth opportunities may require significant investments for an extended period before any returns are realized by us from our investment.
      Our business in international markets could be adversely affected by:

•	different technology standards and design requirements;

•	difficulty in attracting qualified personnel;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other barriers;

•	fluctuations in currency exchange rates;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic, banking and political risks;

•	taxation;

•	changes in U.S. laws and policies affecting trade, foreign investment and loans; and

•	cultural differences in the conduct of business.
      Additionally, our efforts to penetrate international markets often necessitate that we retain an agent in those markets to act on our behalf. Although the agents act autonomously, their actions reflect on us. If such an agent were to violate laws or regulations without our knowledge, such actions could cause us to incur legal liability, lose market opportunities and adversely affect our business.

We may acquire or make investments in companies or technologies that could cause loss of value to stockholders and disruption of business.
      We may explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

•	failure to integrate the acquired assets and/or companies with current business;

•	the price paid may exceed the value eventually realized;

•	loss of share value to existing stockholders as a result of issuing equity securities as part or the entire purchase price;

•	potential loss of key employees from either our then current business or any acquired business;

•	entering into markets in which we have little or no prior experience;

•	diversion of financial resources and management’s attention from other business concerns;

•	assumption of unanticipated liabilities related to the acquired assets; and

•	the business or technologies acquired or invested in may have limited operating histories and may be subjected to many of the same risks to which we are exposed.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, could disrupt business, dilute stockholder value or adversely affect our operating results.
      We may acquire or make investments in complementary companies, services and technologies in the future. Other than the acquisition of Conductus in 2002, we have not made any such acquisitions or investments to date and, therefore, our ability as an organization to make acquisitions or investments is unproven.
      Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and management resources from existing operations;

•	risk of entering new markets;

•	potential loss of key employees; and

•	inability to generate sufficient revenues to offset acquisition or investment costs.
      In addition, future acquisitions could result in potentially dilutive issuances of equity securities, or the incurrence of debt, contingent liabilities or amortization expenses or charges related to goodwill or other intangible assets, any of which could harm our business. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

If we are unable to implement appropriate controls and procedures to manage our expected growth, we may not be able to successfully offer our products and implement our business plan.
      Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. Anticipated growth in future operations will continue to place a significant strain on management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties.

Compliance with environmental regulations could be especially costly due to the hazardous materials used in the manufacturing process.
      We are subject to a number of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our business. Any failure to comply with present or future regulations could result in fines being imposed, suspension of production or interruption of operations. In addition, these regulations could restrict our ability to expand or could require us to acquire costly equipment or incur other significant expense to comply with environmental regulations or to clean up prior discharges.

Terrorism and the declaration of war by the United States against terrorism may have adversely affected, and may in the future adversely affect, our business.
      The terrorist attacks in the United States on September 11, 2001, the declaration of war by the United States against terrorism and the war with Iraq have created significant instability and uncertainty in the world, which may have had, and may in the future have, a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have had, and may in the future have, an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have had, and may in the future have, an adverse affect on us, including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the information exchange and knowledge exchange markets.

The reliability of market data included in our public filings is uncertain.
      Since we are relatively new to the commercial market and operate in a rapidly changing market, we have in the past, and may from time to time in the future, include market data from industry publications and our own internal estimates in some of the documents we file with the Securities Exchange Commission. The reliability of this data cannot be assured. Industry publications generally state that the information contained in these publications has been obtained from sources believed to be reliable, but that its accuracy and completeness is not guaranteed. Although we believe that the market data used in our SEC filings is and will be reliable, it has not been independently verified. Similarly, internal company estimates, while believed by us to be reliable, have not been verified by any independent sources.
Risks Related to Our Common Stock

Our stock price is volatile.
      The market price of our common stock has been, and we expect will continue to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects;

•	variations in our operating results and whether we have achieved key business targets;

•	changes in, or our failure to meet, earnings estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic, political or stock market conditions.

      Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future.

Your ability to sell shares of our common stock may depend upon us maintaining our Nasdaq listing.
      Our common stock is listed on the Nasdaq National Market. We cannot assure you that it will always be listed. The Nasdaq National Market has rules for maintaining a listing, including a minimum bid price of our common stock of $1.00 per share. We may not meet all of the continued listing requirements in the future, particularly if the price of our common stock remains below $1.00 for thirty consecutive trading days. Our stock has traded recently at less than $1 per share. If our common stock is not listed with Nasdaq, it may be difficult or impossible to sell it.

We are a defendant in several securities class action lawsuits, and if any were to result in an unfavorable resolution, they could adversely affect our reputation, profitability and share price.
      We have been named as a defendant in several substantially identical class action lawsuits filed in the United States District Court for the Central District of California in April 2004. The cases were consolidated in August 2004, and the plaintiffs filed an amended consolidated complaint in October 2004. We filed a motion to dismiss the complaint in November 2004. The plaintiffs allege securities law violations by us and certain of our officers and directors under SEC Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint was filed on behalf of a purported class of people who purchased our stock during the period between January 9, 2004 and March 1, 2004. The plaintiffs base their allegations primarily on the fact that we did not achieve our forecasted revenue guidance of $10 to $13 million for the first quarter of 2004. The complaint seeks unspecified damages. We believe the complaint is without merit and intend to defend this action vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to us, our reputation, profitability, balance sheet, cash flow or share price could be adversely affected.
      Furthermore, securities class action lawsuits like these have often been brought against companies following periods of stock price volatility, and we may be affected by additional litigation of this type in the future. Class action litigation can result in substantial costs and cause a diversion of management’s attention and resources. This could significantly harm our business, operating results or financial condition.

Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price of Superconductor shares.
      It is possible that the acquisition of a majority of our outstanding voting stock by another company could result in Superconductor’s stockholders receiving a premium over the public trading price for our shares. Provisions of our restated certificate of incorporation and bylaws and of Delaware corporate law could delay or make more difficult an acquisition of our company by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent and our bylaws generally require ninety (90) days advance notice of any matters to be brought before the stockholders at an annual or special meeting.
      In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred sock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.
      Further, our certificate of incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. These provisions may have the effect of delaying or preventing a change in control of Superconductor without action by our stockholders and, therefore, could adversely affect the price of our stock or the possibility of sale of shares to an acquiring person.

We do not anticipate declaring any cash dividends on our common stock.
      We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business. In addition, our debt agreements prohibit the payment of cash dividends or other distributions on any of our capital stock except dividends payable in additional shares of capital stock.

ITEM 2.	PROPERTIES
      We lease all of our properties. All of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 70,000 square feet in this complex. We have a long-term lease for 60,000 square feet that expires in 2011, and we rent the remaining 10,000 square feet on a year-to-year basis. We acquired a second leased facility in Sunnyvale, California through the acquisition of Conductus in December 2002. The facility is currently comprised of two 20,000 square feet buildings under leases, which expire in February 2006, with offices, labs and cleanrooms. One building has been subleased through January 2006 and the other building has been abandoned and is available for sublease. We believe that our Santa Barbara facilities are adequate to meet current and reasonably anticipated needs for approximately the next two years.

ITEM 3.	LEGAL PROCEEDINGS
Patent Litigation
      We were engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly-owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.
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
      On April 17, 2003, we filed a Motion for Attorneys’ Fees and Disbursements, in which we asked the court to award us our attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to us, and we filed a notice of appeal as to this portion of the court’s decision. The trial court also denied our request for reimbursement of our legal fees associated with the case.
      On February 3, 2005, the Appellate Court reaffirmed the unanimous jury verdict that ISCO’s US patent is invalid and unenforceable. The Appellate Court also denied our request to reinstate the jury’s $3.8 million damage award to us for unfair competition and bad faith on the part of ISCO. The trial judge had overruled the jury’s finding on this point, and we appealed that portion of the judge’s ruling. We believe the decision of the Appellate Court ends this matter and do not expect any further legal action related to it.
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
      We reached an agreement in principle with the lead plaintiffs appointed by the District Court to settle this matter. Under the terms of the proposed settlement, our insurers will pay $4.0 million into a settlement fund, and we will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The agreement in principle remains subject to completion of mutually acceptable written settlement documents, approval by our Board of Directors, and approval by the District Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to security holders during the last quarter of the year.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market for Common Stock
      Our common stock is traded on the Nasdaq National Market under the symbol “SCON.” The following table shows the high and low intraday sales prices for our common stock as reported by the Nasdaq National Market for the calendar quarters indicated:

	High	Low

2003
Quarter ended March 29, 2003	$1.20	$0.95
Quarter ended June 28, 2003	$3.67	$0.75
Quarter ended September 27, 2003	$5.25	$2.05
Quarter ended December 31, 2003	$7.65	$3.64

2004
Quarter ended April 2, 2004	$7.45	$2.00
Quarter ended July 3, 2004	$2.50	$0.78
Quarter ended October 2, 2004	$1.40	$0.80
Quarter ended December 31, 2004	$1.67	$0.79
Holders of Record
      We had 354 holders of record of our common stock on March 10, 2005. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 34,000 round lot beneficial owners of our common stock.
Dividends
      We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future.

Sales of Unregistered Securities
      We did not conduct any offerings of equity securities during the fourth quarter of 2004 that were not registered under the Securities Act of 1933.
Repurchases of Equity Securities
      We did not repurchase any shares of our common stock during the fourth quarter of 2004.

ITEM 6.	SELECTED FINANCIAL DATA
      The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company’s Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We acquired Conductus, Inc. on December 18, 2002. The results of Conductus, Inc. are included in the consolidated financial statement starting for 13 days in 2002 following its acquisition and all periods thereafter.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$5,303	$7,601	$17,601	$38,577	$16,787
Government contract revenues	4,643	4,782	4,785	10,759	6,189
Sub license royalties	10	10	10	58	28

Total net revenues	9,956	12,393	22,396	49,394	23,004
Costs and expenses:
Cost of commercial product revenues	15,710	10,626	19,286	28,249	23,421
Contract research and development	4,235	3,359	2,531	6,899	4,465
Other research and development	2,633	4,606	4,489	4,697	5,036
Selling, general and administrative	8,357	11,907	14,976	20,567	16,051
Restructuring expenses and impairment charges	—	—	—	—	4,128
Write off of in-process research and development	—	—	700	—	—

Total costs and expenses	30,935	30,498	41,982	60,412	53,101

Loss from operations	(20,979)	(18,105)	(19,586)	(11,018)	(30,097)
Other income (expense), net	323	904	73	(327)	(1,120)

Net loss	(20,656)	(17,201)	(19,513)	(11,345)	(31,217)
Less deemed and cumulative preferred stock Dividends	(2,203)	(2,603)	(1,756)	—	—

Net loss available to common stockholders before cumulative effect of accounting change	(22,859)	(19,804)	(21,269)	(11,345)	(31,217)
Cumulative effect of accounting change on preferred stock beneficial conversion feature	(10,612)	—	—	—	—

Net loss available to common stockholders	$(33,471)	$(19,804)	$(21,269)	$(11,345)	$(31,217)

Basic and diluted net loss per share:
Net loss per common share before cumulative effect of accounting change	$(1.42)	$(1.10)	$(0.89)	$(0.18)	$(0.37)
Cumulative effect of accounting change	(0.67)

Net loss per common share	$(2.09)	$(1.10)	$(0.89)	$(0.18)	$(0.37)

Weighted average number of shares Outstanding	16,050	17,956	24,020	62,685	84,241

	December 31,

	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash and cash equivalents	$31,824	$15,205	$18,191	$11,144	$12,802
Working capital	36,186	18,753	16,503	15,576	16,146
Total assets	46,761	30,161	65,326	68,123	62,358
Long-term debt, including current portion	751	509	2,123	721	76
Total stockholders’ equity	38,409	23,663	49,524	52,220	49,249

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
      We develop, manufacture and market high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our solutions leverage our expertise in high-temperature superconducting filters to “hear” wireless devices with the best possible clarity while rejecting interfering signals. We believe that this combination of interference rejection and receiver sensitivity is only possible using HTS technology. We sell our products directly to wireless carriers in the Americas, and we have plans to expand internationally. Our customers to date include ALLTELL, AT&T Wireless (now part of Cingular), U.S. Cellular, and Verizon Wireless.
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
      We began commercial production of the SuperFilter (the precursor to the SuperLink Rx) in 1997. Our initial commercial sales of our SuperLink products were to small rural providers who had the most immediate need for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. We sold 83 more systems in 1998, 123 systems in 1999, 393 systems in 2000, 438 systems in 2001, 927 systems in 2002, 1,884 systems in 2003, and 697 systems in 2004. In 2002, U.S. Cellular accounted for 8% of our net commercial revenues and ALLTEL for 84% of our net commercial revenues. In 2003, ALLTEL accounted for 70% of our net commercial revenues and Verizon accounted for 15% of our net commercial revenues. In 2004, ALLTEL accounted for 63% of our net commercial revenues and Verizon Wireless accounted for 24% of our net commercial revenues
      In our business model, we use government contracts as a source of funds for our commercial technology development. We primarily pursue government research and development contracts which compliment our commercial product development. In other words, we undertake government contract work which has the potential to add to or improve our commercial product line. These contracts often yield valuable intellectual property relevant to our commercial business. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property for the United States.
      During 2002 and 2003, we were marketing a power amplifier product called the SuperLink Tx manufactured by another company. The SuperLink Tx was for wireless networks that suffer from insufficient transmit power on the downlink signal path. Our supplier for this product was acquired by a competitor in November 2003. We have not had significant sales of the SuperLink Tx product to date. We evaluated alternative sources of power amplifiers for our customers and concluded that suitable power amplifiers are readily available from other vendors. Therefore, we have no plans to resume marketing any power amplifier products.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, warranty obligations, contingencies and our loss contract with U.S. Cellular. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      Our inventory is valued at the lower of actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated in the past three years, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate and we may understate or overstate the provision required for excess and obsolete inventory.
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
      All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency has audited us through 2002.
      In connection with the acquisition of Conductus we recognized $20 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. (The Company’s market capitalization is based the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares.) If the fair value of the Company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2004, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $149.7 million which is in excess of the total book value of the Company. Therefore, our goodwill was not considered impaired. This goodwill will again be tested for impairment in the fourth quarter of 2005 or earlier if events occur which require an earlier assessment. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess. Any future impairment of our goodwill could have a material adverse effect on our financial position and results of operations.
      We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis as of the fourth quarter of 2004 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate and we may understate or overstate the write down of long lived assets.
      As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. We account for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.
      If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,

	2002	2003	2004

Net loss:
As reported	$(19,513,000)	$(11,345,000)	$(31,217,000)
Stock-based employee compensation included in net loss	—	—	48,000
Stock-based compensation expense determined under fair value method	(4,056,000)	(5,435,000)	(5,543,000)

Pro forma	$(23,569,000)	$(16,780,000)	(36,712,000)

Basic and Diluted Loss per Share
As reported	$(0.89)	$(0.18)	$(0.37)
Stock-based compensation expense determined under fair value method	(0.17)	(0.09)	(0.07)

Pro forma	$(1.06)	$(0.27)	$(0.44)

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
      We are currently involved as a defendant in a securities class action lawsuit. This matter is discussed below in “Legal Proceedings.” We reached an agreement in principle with the lead plaintiffs appointed by the District Court to settle this matter. Under the terms of the proposed settlement, our insurers will pay $4.0 million into a settlement fund, and we will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The agreement in principle remains subject to completion of mutually acceptable written settlement documents, approval by our Board of Directors, and approval by the District Court. We recorded an estimated liability of $4.0 million for the settlement and an estimated receivable of $4.0 million for the expected insurance proceeds. We periodically reassess our potential liability as additional information becomes available. If we later determine that the probable loss is greater than our reserve or expected insurance proceeds, we would record an additional reserve for the potential additional loss. The ultimate amount of further losses, if any, could materially impact our results of operations, financial condition or cash flows.
Backlog
      Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $730,000 at December 31, 2004, as compared to $250,000 at December 31, 2003. We also had at December 31, 2004 minimum purchase commitments totaling $7.2 million from one customer under a general purchase agreement. We expect to fulfill these commitments during 2005, but we did not include them in our backlog because the customer has not identified the product mix and/or scheduled delivery dates.
Results of Operations

Acquisition of Conductus
      We acquired Conductus, Inc. on December 18, 2002. Conductus was located in Sunnyvale California and was a competing supplier of high-temperature superconducting technology for wireless networks. We discontinued their competing commercial product line (the ClearSite) and incorporated their technology into our commercial product line (the SuperLink). The results of Conductus are included in the consolidated financial statement for 13 days in 2002 following its acquisition and for all periods thereafter. The acquisition did not have a significant impact on the results of operations for the year ended December 31, 2002. Conductus contributed $4.6 million to our government revenues in 2003. We consolidated the Conductus operation into our Santa Barbara facilities in the second quarter of 2004.

2004 Compared to 2003
      Net revenues decreased by $26.4 million, or 53%, from $49.4 million in 2003 to $23.0 million in 2004. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
      Net commercial product revenues decreased to $16.8 million in 2004 from $38.6 million in 2003, a decrease of $21.8 million, or 56%. The decrease is primarily the result of a $21.9 million decline in sales of our SuperLink Rx products. We experienced significant declines in sales of these products to our two largest customers. We anticipated some decline in sales to one of these customers and expected to offset it with the addition of another new major customer in 2004. Our sales efforts were adversely affected in 2004 by, among other things, changes in capital spending patterns and consolidation in the telecommunications industry. The average selling price of our SuperLink Rx product is comparable between the periods. Our two largest customers accounted for 87% of our net commercial revenues in 2004 and 85% in 2003. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
      Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. The following table summarizes the calculation of net commercial product revenue for 2004 and 2003:

	Year Ended
	December 31,

	2003	2004

	(Dollars in thousands)
Gross commercial product sales proceeds	$38,964	$16,931
Less allocation of proceeds to warrants issued to U.S. Cellular	(90)	—
Less sales discounts	(297)	(144)

Net commercial product revenues	$38,577	$16,787

      Government contract revenues decreased by $4.6 million, or 43%, from $10.8 million in 2003 to $6.2 million in 2004. This decrease is primarily attributable to the completion of contracts in 2003 and 2004 that have not been replaced.
      Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $23.4 million for 2004 and $28.2 million for 2003.

Decreased costs result primarily from decreased unit shipments partially offset by increased provision for excess and obsolete inventories and restructuring and impairment charges.
      Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.
      The following is an analysis of our gross profit and margins:

	For the Years Ended December 31,

	2003		2004

	(Dollars in thousands)
Net commercial product sales	$38,577	100.0%	$16,787	100.0%
Total cost of commercial product sales	28,249	73.2%	23,421	139.5%

Gross profit	$10,328	26.8%	$(6,634)	(39.5)%

      We had a negative gross profit of $6.6 million in 2004 from the sale of our commercial products as compared to positive gross profit of $10.3 million in 2003. We experienced negative gross profits in 2004 primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $4.8 million charge for excess and obsolete inventory and a $1.1 million charge for restructuring activities and fixed asset write downs. This compares to $719,000 for charge for excess and obsolete inventory in 2003. We regularly review inventory quantities on hand and provided an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
      Contract research and development expenses totaled $4.5 million in 2004 as compared to $6.9 million in 2003. These decreases were the result of lower expenses associated with performing a fewer number of government contracts offset by higher expenses associated with completing a contract.
      Other research and development expenses relate to development of new and wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $5.0 million in 2004 as compared to $4.7 million in the prior year. The increase is due to increased commercial products development efforts.
      Selling, general and administrative expenses totaled $16.1 million in 2004, as compared to $20.6 million in 2003. The decrease in 2004 results primarily from lower ISCO litigation expenses, the closure of our Sunnyvale facility, reduced payments under our management incentive program and restructuring activities. These decreases were partially offset by higher legal expenses associated with the class action lawsuit and higher expenses related to the documentation and testing of our internal controls as required by the Sarbanes Oxley Act of 2002.
      During 2004, we implemented several restructuring programs to streamline our operations and reduce our cost structure. We recorded cash and non-cash restructuring charges of $3.6 million for these activities. We consolidated our Sunnyvale operations into our Santa Barbara facility and reduced our total workforce. The workforce reduction included reductions associated with the Sunnyvale consolidation, as well as other strategic reductions in the organization. In addition, as part of the consolidation, we accelerated a program to implement of a new, lower cost wafer deposition process called Reactive Co-Evaporation.
      As a result of all cost reduction initiatives, we saved approximately $2.4 million in the quarter ended December 31, 2004, as compared to the first quarter of 2004.
      In connection with our 2005 annual planning process performed in the fourth quarter of 2004, we concluded that we would no longer use our thallium high temperature superconducting related technology beyond 2005 because alternative technologies were determined to be more cost effective and we decided we no longer wanted to support two HTS material technologies. As a result, we recorded non-cash charges of $715,000 primarily relating to the write-off of thallium related manufacturing equipment, patents and licenses since they will not be recovered from future cash flows. Also, during our annual planning process we concluded that we would no longer continue to develop or maintain and would abandon certain other non core business patents and patents no longer considered blocking our business, and certain purchased technology. As a result of the abandonment of the purchased technology and patents, we recorded non-cash charges of $842,000 relating to the write-off of these patents and purchased technology since they will not be recovered from future cash flows.
      The following table summarizes our actual restructuring and impairment charges for 2004 and our estimated charges for 2005 relating to the actions taken in 2004:

	Restructuring	Impairment		Additional to
	Charges for	Charges for	Total for	be Incurred In
	2004	2004	2004	2005

Severance costs	$826,000	$—	$826,000	$—
Fixed assets write offs	803,000	403,000	1,206,000	—
Patents, licenses and purchased technology write-off	1,051,000	1,171,000	2,222,000	—
Lease abandonment costs	279,000	—	279,000	—
Facility consolidation costs	268,000	—	268,000	—
Employee relocation cost	382,000	—	382,000	50,000

Total	$3,609,000	$1,574,000	$5,183,000	$50,000
Fixed Asset write off and severance costs included in cost of goods sold	669,000	386,000	1,055,000	—

Expense included in operating expenses	$2,940,000	$1,188,000	$4,128,000	$50,000

      Interest income decreased in 2004 as compared to the prior year because we had less cash available for investment.
      Interest expense in 2004 totaled $1.2 million as compared to $504,000 in 2003. This increase is related primarily to an $802,000 non-cash charge for warrants issued to the lenders in connection with a bridge loan in April 2004 (discussed below).
      We were named as a defendant in several substantially identical class action lawsuits filed in the United States District Court for the Central District of California in April 2004. We recently reached an agreement in principle with the lead plaintiffs appointed by the District Court to settle this matter. Under the terms of the proposed settlement, our insurers will pay $4.0 million into a settlement fund, and we will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The agreement in principle remains subject to completion of mutually acceptable written settlement documents, approval by our Board of Directors, and approval by the District Court. We recorded a liability at December 31, 2004 on our consolidated balance sheet for the proposed amount of the settlement of $4,050,000. In addition, because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore, recovery from the insurance carrier is probable, we also recorded a receivable on our balance sheet for that amount. Accordingly, the settlement had a $50,000 impact on our statement of operations for the year ended December 31, 2004. We included this amount in our selling, general and administrative expenses.

      We had a net loss of $31.2 million for the year ended December 31, 2004 as compared to $11.3 million in the same period last year.
      The net loss available to common shareholders totaled $0.37 per common share in the 2004, as compared to $0.18 per common share in the same period last year.

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
      Net commercial product revenue consists of gross commercial product sales proceeds less sales discounts and the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. The following table summarizes the calculation of net commercial product revenue for 2003 and 2002:

	Year Ended
	December 31,

	2002	2003

	(Dollars in thousands)
Gross commercial product sales proceeds	$20,040	$38,964
Less allocation of proceeds to warrants issued to U.S. Cellular	(2,283)	(90)
Less sales discounts	(156)	(297)

Net commercial product revenues	$17,601	$38,577

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

      The following is an analysis of our gross profit and margins for 2002 and 2003:

	For the Years Ended December 31,

	2002		2003

	(Dollars in thousands)
Net commercial product sales	$17,601	100.0%	$38,577	100.0%
Total cost of commercial product sales	19,286	109.6%	28,249	73.2%

Gross profit	$(1,685)	(9.6)%	$10,328	26.8%

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
Liquidity and Capital Resources

Cash Flow Analysis
      As of December 31, 2004, we had working capital of $16.1 million, including $12.8 million in cash and cash equivalents, as compared to working capital of $15.6 million at December 31, 2003, which included $11.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
      Cash and cash equivalents increased by $1.7 million from $11.1 million at December 31, 2003 to $12.8 million at December 31, 2004. Cash was used in operations for the purchase of property and equipment and for the payment of short and long-term borrowings. These expenditures were offset by cash received from the sale of common stock in two public offerings. Cash and cash equivalents decreased by $7.1 million from $18.2 million at December 31, 2002 to $11.1 million at December 31, 2003. Cash used in operations was partially offset by cash received from the sale of common stock and warrants in a private placement, exercises of warrants and options and a net increase in borrowings.
      Cash used in operations totaled $21.6 million in 2004. We used $18.3 million to fund the cash portion of our net loss. We also used cash to fund a $10.7 million increase in inventory, prepaid expenses and other current assets, patents and licenses and accounts payable payments. Inventory increased during 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable of $7.4 million. Cash used in operations totaled $18.5 million in 2003. We used $7.2 million to fund the cash portion of our net loss. We also used cash to fund an $11.2 million increase in accounts receivable, inventory, patents and licenses, other assets and accounts payable. Depreciation and amortization expense increased in the year ended December 31, 2003 due to increased amortization related to the acquired technology in the Conductus acquisition and increased fixed assets expenditures in the prior year. Cash used in operations totaled $20.0 million in 2002. We used $16.0 million to fund the cash portion of our net loss. We also used cash to fund a $3.9 million increase in inventory, accounts receivable, patents and licenses and reduction in accounts payable.
      Net cash used in investing activities totaled $5.5 million in 2002, $4.4 million in 2003 and $1.8 million in 2004. These expenditures all related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity. In 2003, cash of $500,000 was used to pay upfront license fees for a new technology license. In 2002, cash of $429,000 was used in the acquisition of Conductus, Inc. and $374,000 was provided by the release of restrictions on $374,000 of cash obtained through the Conductus acquisition.
      Net cash provided by financing activities totaled $25.1 million in 2004. Cash received from the sale of common stock and exercise of options and warrants totaled $28.1 million and borrowings against our credit and bridge loan facilities totaled $5.6 million. These sources of cash were partially offset by payments against our credit and bridge loan facilities totaling $7.9 million and payments against our long-term debt totaling $645,000. Net cash provided by financing activities totaled $15.8 million in 2003. Cash received from the sale of common stock and warrants totaled $13.9 million and net borrowings against our credit facility totaled $3.3 million and was partially offset by the reduction in long-term borrowings of $1.4 million. Net cash provided by financing activities totaled $28.4 million in 2002. Cash received from the sale of common stock and warrants totaled $31.9 million, which was partially offset by a $3.0 million premium paid on conversion of the Series E Convertible Preferred Stock and payments against our long-term debt totaling $519,000.

Financing Activities
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
      We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires March 17, 2005, and we expect to renew it for another year on substantially the same terms as currently in effect. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (5.25% at December 31, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at December 31, 2004 totaled $938,000. The amount outstanding is repaid upon collection of the underlying accounts receivable. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
      We completed three financing transactions during 2004. First, in April 2004, we temporarily expanded our credit facility and secured a bridge loan to provide interim funding until we could complete a larger public offering. We temporarily amended our existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. We concurrently secured a commitment for a $2.0 million secured bridge loan from an investor. The investor subsequently funded $1.5 million of the bridge loan. We issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan was subsequently paid in full on May 26, 2004. Upon repayment of the bridge loan, our credit facility reverted back to its original terms.

      Second, we completed a public offering of 23,000,000 shares of common stock at $0.80 per share during the second quarter of 2004 raising net proceeds of $16.7 million.
      Third, we completed a public offering of 15,600,000 shares of common stock at $0.70 per share during the fourth quarter of 2004 raising net proceeds of $10.1 million.

Contractual Obligations and Commercial Commitments
      We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:

•	Capital Lease Obligations
      Our capital lease obligations are for property and equipment and total $89,000.

•	Operating Lease Obligations
      Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. The Sunnyvale lease obligations total $1,386,000 and are due in monthly installments through February 2006. We consolidated the Sunnyvale operations into our Santa Barbara facility in 2004 and recorded a liability for the present value of the remaining obligations under the Sunnyvale leases. We included these liabilities in the financial statements under Accrued Liabilities and Other Long Term Liabilities.

•	Patents and Licenses
      We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Some of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Typically, the licensor can terminate our license if we fail to pay minimum annual royalties.

•	Purchase Commitments
      In the normal course of business, we incur purchase obligations with vendors and suppliers for the purchase of inventory, as well as other goods and services. These obligations are generally evidenced by purchase orders that contain the terms and conditions associated with the purchase arrangements. We are committed to accept delivery of such material pursuant to the purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed upon lead times. Cancellations may result in cancellation costs payable by us.

•	Quantitative Summary of Contractual Obligations and Commercial Commitments
      At December 31, 2004, we had the following contractual obligations and commercial commitments:

	Payments Due by Period

		Less than 1	2-3	4-5	After
Contractual Obligations	Total	Year	Years	Years	5 Years

Capital lease obligations	$89,000	$52,000	$37,000	$—	$—
Operating leases	10,279,000	2,400,000	2,640,000	2,586,000	2,653,000
Minimum license commitment	2,270,000	170,000	300,000	300,000	1,500,000
Fixed asset and inventory purchase commitments	815,000	815,000	—	—	—

Total contractual cash obligations	$13,453,000	$3,437,000	$2,977,000	$2,886,000	$4,153,000

Capital Expenditures
      We plan to invest approximately $500,000 in fixed assets during 2005.

Future Liquidity
      Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We expect our existing cash resources, together with our line of credit and a planned inventory reduction, will be sufficient to fund our planned operations for at least the next twelve months. We have more inventory than required for current sales volumes and plan to use our excess inventory as a material source of funding in 2005. We believe the key factors to our liquidity in 2005 will be our ability to successfully execute on our plans to increase sales levels and to convert excess inventory to cash. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
      If actual cash flows deviate significantly from forecasted amounts, we may require additional financing in the next twelve months. We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
      In the last several years, we have raised money from investors to cover our operating losses through public and private offerings. Our ability to continue to raise funds using these methods may be adversely impacted by any future NASDAQ listing issues. Our continued NASDAQ listing requires us to maintain a minimum of $1 share price. Our stock has recently begun trading at levels significantly below $1 per share. Although NASDAQ de-listing would not be immediate, our lower share price could make capital raising more difficult.
      Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.
      Our independent registered public accounting firm has included in their audit report for fiscal 2004 an explanatory paragraph expressing doubt about our ability to continue as a going concern. They included a similar explanatory paragraph in their audit report for 2002 and 2003. In 2004, we incurred a net loss of $31.2 million and had negative cash flows from operations of $21.6 million. In response, we reduced direct and indirect labor and continued to cut fixed costs. We also consolidated our Sunnyvale operations into our Santa Barbara facility and accelerated the implementation of a new, lower cost wafer deposition process.
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
      During the fourth quarter of 2002, deliveries under the $7.8 million purchase order were completed. For accounting purposes, proceeds from subsequent sales to U.S. Cellular under this agreement are again being allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. For subsequent product sales, in the fourth quarter of 2002, the year ended December 31, 2003 and December 31, 2004, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,540, 38,088 and 7,024 shares of common stock, respectively. Sales proceeds allocated to warrants vesting in 2002, 2003 and 2004 totaled $3,000, $90,000 and less than $1,000, respectively.
      This warrant expired unexercised on August 27, 2004.
Net Operating Loss Carryforward
      As of December 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $244.6 million and $119.4 million, respectively, which expire in the years 2005 through 2024. Of these amounts $93.7 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we have research and development and other tax credits for federal and state income tax purposes of approximately $2.6 million and $2.4 million, respectively, which expire in the years 2005 through 2024. Of these amounts $972,000 and $736,000, respectively resulted from the acquisition of Conductus.
      Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
      Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We completed an analysis of our equity transactions and determined that we had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $101.6 million will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $93.7 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $51.4 million and are not subject to this limitation.
Future Accounting Requirements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123® (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for interim periods or annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123® will have on our financial position and results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, and amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position and results of operations.
Market Risk
      We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes.
      At December 31, 2004, we had approximately $11.9 million invested in a money market account yielding approximately 2.013%. Assuming a 1% decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $119,000 per annum. Also, at December 31, 2004 we had $938,000 outstanding under a bank borrowing arrangement bearing interest at the prime rate (5.25% at December 31, 2004) plus 2.50%. Assuming a 1% increase in the prime rate interest and that the amount was outstanding for the entire year, interest expense would increase approximately $9,000.
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

•	fluctuations in product demand from quarter to quarter which can be significant,

•	the impact of competitive filter products, technologies and pricing,

•	manufacturing capacity constraints and difficulties,

•	market acceptance risks, and

•	general economic conditions.
      Please read the section in this report entitled “Business — Additional Factors That May Affect Our Future Results” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.
Inflation
      We do not foresee any material impact on our operations from inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
      Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of December 31, 2004, that they are effective as described above.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on Page F-1 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B.     OTHER INFORMATION
      We disclosed all the information required to be disclosed pursuant to Form  8-K during the fourth quarter of 2004.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.
      We have a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the code is to ensure that our business is conducted in a consistently legal and ethical matter. We have posted the text of the code on our website at www.suptech.com. We will post any material amendments or waivers to the code on our website. We will provide a copy of our code free of charge to any person upon request by writing to us at the following address: Superconductor Technologies Inc., 460 Ward Drive, Santa Barbara, California 93111-2310, Attn: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Officer Compensation”in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities Of Principal Stockholders And Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual

Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND DISCLOSURES
      Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Report:

1. Index to Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts	F-31
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
      3. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company(8)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (15)

3.3	Bylaws of the Registrant (9)

3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (15)

3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (15)

4.1	Form of Common Stock Certificate (1)

4.2	Third Amended and Restated Stockholders Rights Agreement (9)

4.4	Registration Rights Agreement to United States Cellular Corporation (10)

4.5	Form of Warrant to United States Cellular Corporation (10)

4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (13)

4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (13)

4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

Number	Description of Document

4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (13)

4.13	Registration Rights Agreement, dated March 6, 2002 (16)

4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (16)

4.15	Registration Rights Agreement dated October 10, 2002 (17)

4.16	Warrants to Purchase Common Stock dated October 10, 2002 (17)

4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (7)

4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (20)

4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (20)

4.20	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (22) *

4.22	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (23)

4.23	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (24)

4.24	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (24)

4.26	Form of Warrant (26)

4.27	Form of Registration Rights Agreement (26)

10.1	Technical Information Exchange Agreement between the Registrant and Philips dated September 1989(2)

10.2	1992 Director Option Plan (2)

10.3	Form of Indemnification Agreement (2)

10.4	License Agreement between the Registrant and the University of Arkansas dated April 9, 1992, as amended (2)

10.5	1992 Stock Option Plan (2)

10.6	Proprietary Information & Patents Inventions Agreement among the Registrant, E-Systems, Inc. and various other parties; Purchase Order dated October 10, 1991(2)

10.7	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(2)*

10.8	Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991 (2)

10.9	License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992 (2) *

10.10	Superconductor Technologies Inc. Purchase Agreement (3) *

10.11	Form of Distribution Agreement (4)

10.12	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (4)

10.13	Joint Venture Agreement between Registrant and Analeptic Technologies (S) Pet Ltd., dated May 20, 1996 (5) *

10.15	1999 Stock Option Agreement (11)

10.16	1998 Stock Option Plan (14)

10.17	Employment Agreement with M. Peter Thomas dated January 1, 2001 (15)

10.18	Promissory Note with M. Peter Thomas dated April 9, 2001 (15)

10.19	Securities Purchase Agreement, dated March 6, 2002 (16)

Number		Description of Document

10.20		Agreement Concerning Additional Investors, dated March 8, 2002 (16)

10.21		Letter Agreement dated September 29, 2002 between Superconductor and RGC International Investors, LPC (17)

10.22		Subordinated Promissory Note dated September 30, 2002 issued to RGC International Investors, LPC (17)

10.23		Form of Change in Control Agreement dated October 10, 2002 (19)

10.24		Charles E. Shalvoy Change in Control Agreement dated October 10, 2002 (19)

10	.25(a)	Securities Purchase Agreement dated October 20, 2002 (18)

10	.25(b)	Supplement to Securities Purchase Agreement dated October 28, 2002 for additional investment (19)

10.26		Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000 (19)

10.27		Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000 (19)

10.28		Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001 (19)

10.29		Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000 (19)

10.30		Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc. (21)

10.31		Form of Change of Control Agreement dated March 28, 2003 (25)

10.32		Accounts Receivable Purchases Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank (25)

10.33		Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank (25)

10.34		Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002 (25)*

10.35		Securities Purchase Agreement dated June 23, 2003 (26)

10.36		Form of Investor Warrant (26)

10.37		Form of Registration Rights Agreement (26)

10.38		2003 Equity Incentive Plan (27)

10.39		Code of Business Conduct and Ethics (28)

10.40		Patent License Agreement by and between Lucent Technologies and the Company * (28)

10.41		Executive Incentive Compensation Plan (28)

10.42		Accounts Receivable Purchase Modification Agreement dated March 17, 2004 (29)

10.43		Consulting Agreement with Charles Shalvoy (30)

10.44		License Agreement with Sunpower ** (30)

10.45		Amendment to Change of Control Agreement with M. Peter Thomas (30)

10.46		Employment Agreement with Jeffrey Quiram (31)

10.47		Option Agreement with Jeffrey Quiram (31)

10.48		Retirement Agreement with M. Peter Thomas (31)

10.49		Management Agreement with Trilogy Enterprises LLC, as amended (31)

10.50		Undertaking Regarding Advances between Company and M. Peter Thomas and Martin S. McDermut (31)

10.51		Form of Option Agreement for 2003 Equity Incentive Plan (31)

21		List of Subsidiaries

23		Consent of Independent Registered Public Accounting Firm

31.1		Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2		Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1		Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(2)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1993.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-10569).

(6)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed on May 8, 1997 for the quarter ended March 29, 1997. The exhibit listed is incorporated by reference to Exhibit 10.1 of Registrant’s Report on Form 10-Q.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 4, 2000.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606).

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 14, 2002.

(19)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(20)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(21)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

(22)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(23)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(24)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1999.

(25)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(27)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (Reg. No. 333-106594).

(28)	Incorporated by reference from Registrant’s Annual Report on 10-K for the year ended December 31, 2003.

(29)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

(30)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

(31)	Filed herewith.

*	Confidential treatment has been previously granted for certain portions of these exhibits.

**	Confidential treatment has been requested for certain portions of this exhibit.
      (b) Exhibits. See Item 15(a) above.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Superconductor Technologies Inc.:
      We have completed an integrated audit of Superconductor Technologies Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Superconductor Technologies Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses and used $21.6 million in cash for operations in 2004. These matters raise a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Los Angeles, California
March 11, 2005

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$11,144,000	$12,802,000
Accounts receivable, net	8,809,000	1,434,000
Inventory, net	8,802,000	9,327,000
Insurance settlement receivable	—	4,000,000
Prepaid expenses and other current assets	760,000	906,000

Total Current Assets	29,515,000	28,469,000
Property and equipment, net of accumulated depreciation of $15,061,000 and $15,189,000, respectively	12,534,000	10,303,000
Patents, licenses and purchased technology, net of accumulated amortization of $3,173,000 and $768,000, respectively	5,367,000	2,833,000
Goodwill	20,107,000	20,107,000
Other assets	600,000	646,000

Total Assets	$68,123,000	$62,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,308,000	$938,000
Accounts payable	5,154,000	2,691,000
Accrued expenses	4,832,000	4,601,000
Legal settlement liability	—	4,050,000
Current portion of capitalized lease obligations and long term debt	645,000	43,000

Total Current Liabilities	13,939,000	12,323,000
Capitalized lease obligations and long term-debt	76,000	33,000
Other long term liabilities	1,888,000	753,000

Total Liabilities	15,903,000	13,109,000
Commitments and contingencies-Notes 9, 10 and 11
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 68,907,109 and 107,711,026 shares issued and outstanding, respectively	69,000	108,000
Capital in excess of par value	168,776,000	196,983,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(115,805,000)	(147,022,000)

Total Stockholders’ Equity	52,220,000	49,249,000

Total Liabilities and Stockholders’ Equity	$68,123,000	$62,358,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31

	2002	2003	2004

Net revenues:
Net commercial product revenues	$17,601,000	$38,577,000	$16,787,000
Government and other contract revenues	4,785,000	10,759,000	6,189,000
Sub license royalties	10,000	58,000	28,000

Total net revenues	22,396,000	49,394,000	23,004,000
Costs and expenses:
Cost of commercial product revenues	19,286,000	28,249,000	23,421,000
Contract research and development	2,531,000	6,899,000	4,465,000
Other research and development	4,489,000	4,697,000	5,036,000
Selling, general and administrative	14,976,000	20,567,000	16,051,000
Restructuring expenses and impairment charges	—	—	4,128,000
Write off of in-process research and development	700,000	—	—

Total costs and expenses	41,982,000	60,412,000	53,101,000

Loss from operations	(19,586,000)	(11,018,000)	(30,097,000)
Interest income	218,000	177,000	125,000
Interest expense	(145,000)	(504,000)	(1,245,000)

Net loss	(19,513,000)	(11,345,000)	(31,217,000)
Less:
Deemed distribution attributable to preferred stock	(1,756,000)	—	—

Net loss available to common stockholders for computation of loss per common share	$(21,269,000)	$(11,345,000)	$(31,217,000)

Basic and diluted net loss per common share	$(0.89)	$(0.18)	$(0.37)

Weighted average number of common shares outstanding	24,019,542	62,685,292	84,241,447

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Preferred
	Stock		Common Stock		Capital in	Deferred
					Excess of	Warrant	Receivable from	Accumulated
	Shares	Amount	Shares	Amount	par Value	Charges	Stockholder	Deficit	Total

Balance at December 31, 2001	34,500	$—	18,579,160	$19,000	$110,871,000	$(2,280,000)	$—	$(84,947,000)	$23,663,000
Conversion of convertible preferred stock	(34,500)		2,878,351	3,000	(3,000)				—
Exercise of stock options			26,473		83,000				83,000
Issuance of common stock for cash			24,811,240	25,000	31,801,000				31,826,000
Acquisition of Conductus, Inc.			13,528,329	13,000	16,678,000		(820,000)		15,871,000
Amortization of deferred warrant charges						2,280,000			2,280,000
Payment of convertible preferred stock conversion premium					(4,686,000)				(4,686,000)
Net loss								(19,513,000)	(19,513,000)

Balance at December 31, 2002	—	—	59,823,553	60,000	154,744,000	—	(820,000)	(104,460,000)	49,524,000
Exercise of stock options			56,687		173,000				173,000
Issuance of common stock and warrants for cash			5,116,278	5,000	10,060,000				10,065,000
Exercise of warrants			3,910,591	4,000	3,618,000				3,622,000
Issuance of options and warrants					181,000				181,000
Net loss								(11,345,000)	(11,345,000)

Balance at December 31, 2003	—	—	68,907,109	69,000	168,776,000	—	(820,000)	(115,805,000)	52,220,000
Exercise of stock options			89,748	—	250,000				250,000
Issuance of common stock			38,600,000	39,000	26,748,000				26,787,000
Exercise of warrants			114,169	—	236,000				236,000
Issuance of options and warrants					973,000				973,000
Net loss								(31,217,000)	(31,217,000)

Balance at December 31, 2004	—	$—	107,711,026	$108,000	$196,983,000	$—	$(820,000)	$(147,022,000)	$49,249,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31

	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,513,000)	$(11,345,000)	$(31,217,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,931,000	3,277,000	3,463,000
Non-cash restructuring and impairment charges	—	—	3,659,000
Amortization of accrued loss on sales contract	(1,998,000)	—	—
Warrants and options charges	2,283,000	104,000	973,000
Provision for excess and obsolete inventories	567,000	719,000	4,836,000
Purchase of in process research and development	700,000	—	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,655,000)	(5,404,000)	7,375,000
Inventory	(1,180,000)	(3,174,000)	(5,361,000)
Prepaid expenses and other current assets	160,000	(184,000)	(146,000)
Patents and licenses	(553,000)	(531,000)	(546,000)
Other assets	(75,000)	(114,000)	(46,000)
Accounts payable and accrued expenses	(618,000)	(1,806,000)	(4,570,000)

Net cash used in operating activities	(19,951,000)	(18,458,000)	(21,580,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,398,000)	(3,855,000)	(1,812,000)
Decrease in restricted cash	374,000	—	—
Payment of up front license fee	—	(500,000)	—
Cash used in acquisition of Conductus, Inc.	(429,000)	—	—

Net cash used in investing activities	(5,453,000)	(4,355,000)	(1,812,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	7,234,000	5,567,000
Payments on short term borrowings	—	(3,926,000)	(7,937,000)
Payments on long-term obligations	(519,000)	(1,402,000)	(645,000)
Net proceeds from sale of common stock and exercise of warrants and options	31,909,000	13,860,000	28,065,000
Payment of preferred stock conversion premium	(3,000,000)	—	—

Net cash provided by financing activities	28,390,000	15,766,000	25,050,000

Net increase (decrease) in cash and cash equivalents	2,986,000	(7,047,000)	1,658,000
Cash and cash equivalents at beginning of year	15,205,000	18,191,000	11,144,000

Cash and cash equivalents at end of year	$18,191,000	$11,144,000	$12,802,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company
      Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s research and development contracts are used as a source of funds for its commercial technology development. The Company’s principal commercial product, the SuperLink Rx®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts. The Company began full-scale commercial production of the SuperLink Rx® in 1997 and shipped 927 units in 2002, 1,884 units in 2003, and 697 units in 2004.
      The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 2002, 2003, and 2004, government related contracts account for 21%, 22% and 27%, respectively, of the Company’s net revenues.
      On December 18, 2002, the Company acquired 100 percent of the outstanding shares of Conductus, Inc. (“Conductus”). Conductus was a competing supplier of high-temperature superconducting technology for wireless networks. The results of Conductus’ operations have been included in the 2002 consolidated financial statements for the 13-day period following its acquisition through December 31, 2002 and for the entire year of 2003 and 2004.

Note 2 —	Summary of Significant Accounting Policies
     Basis of Presentation
      In 2004, the Company incurred a net loss of $31,217,000 and negative cash flows from operations of $21,580,000. In response , the Company reduced direct and indirect labor and continued to cut fixed costs. The Company also consolidated its operations in Sunnyvale into its Santa Barbara facility and and accelerated the implementation of a new lower cost wafer deposition process.
      The Company completed three financing transactions during 2004. First, in April 2004, the Company temporarily expanded its credit facility and secured a bridge loan to provide interim funding until it could complete a larger public offering. The Company temporarily amended its existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable. The Company concurrently secured a commitment for a $2.0 million secured bridge loan from an investor. The investor subsequently funded $1.5 million of the bridge loan. The Company issued to the lenders warrants to purchase in the aggregate 600,000 shares of common stock at $1.85 per share. The bridge loan was subsequently paid in full on May 26, 2004. Upon repayment of the bridge loan, the credit facility reverted back to its original terms.
      Second, the Company completed a public offering of 23,000,000 shares of common stock at $0.80 per share during the second quarter of this year raising net proceeds of $16.7 million.
      Third, the Company completed a private placement of 15,600,000 shares of common stock at $0.70 per share in the fourth quarter of this year raising net proceeds of $10.1 million.
      The principal sources of the Company’s liquidity consists of existing cash balances and funds expected to be generated from future operations. The Company expects its existing cash resources, together with its line of credit and a planned inventory reduction, will be sufficient to fund its planned operations for at least the next twelve months. The Company has more inventory than required for current sales volumes and plans to use its excess inventory as a material source of funding in 2005. The Company believes the key factors to its liquidity in 2005 will be its ability to successfully execute on its plans to increase sales levels and to convert excess

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventory to cash. Its cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
      If actual cash flows deviate significantly from forecasted amounts, the Company may require additional financing in the next twelve months. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise any needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.
      The Company’s financial statements have been prepared assuming that it will continue as a going concern. The factors described above raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

Accounts Receivable
      The Company sells predominantly to entities in the wireless communications industry and to entities of the United States government. The Company grants uncollateralized credit to its customers. The Company performs ongoing credit evaluations of its customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when the Company deems it is probable the receivable will not be recovered. The Company does not have any off balance sheet credit exposure related to its customers.

Revenue Recognition
      Commercial revenues are principally derived from the sale of the Company’s SuperLink family of products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.
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

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2002 are closed. Based on historical experience and review of current projects in process, management believes that the audits will not have a significant effect on the financial position, results of operations or cash flows of the Company.

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

Guarantees
      In connection with the sales and manufacturing of its commercial products, the Company indemnifies, without limit or term, its customers and contract manufactures against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total. Historically, the Company has not incurred any expenses related to these guarantees.

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

Inventories
      Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and sales forecasts. Costs associated with idle capacity are expensed immediately.

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

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill
      Goodwill represents the excess of purchase price over fair value of net assets acquired in connection with the acquisition of Conductus in December 2002. Conductus was acquired primarily for the synergies the acquisition would bring to our existing business of developing, manufacturing and marketing products for the commercial wireless telecommunications business and for the synergies it would have on the Company’s fund raising abilities.
      Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. The Company operates in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with its book value of its net assets, including goodwill. (The market capitalization of the Company is based the closing price of its common stock as traded on NASDAQ multiplied by its outstanding common shares.) If the fair value of the Company exceeds its book value of its net assets , goodwill of the Company is not considered impaired. If the book value of its net assets of the Company exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2004, the fair value of the Company based on its market capitalization totaled $149.7 million, which is in excess of the total book value of the Company. Therefore, the Company’s goodwill was not considered impaired.

Long-Lived Assets
      The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. The Company completed such an analysis as of the fourth quarter of 2004 and determined that no write down was necessary.

Restructuring Expenses
      Liability for costs associated with an exit or disposal activity are recognized when the liability is incurred.

Loss Contingencies
      In the normal course of business the Company is subject to claims and litigation, including allegations of patent infringement. Liabilities relating to these claims are recorded when it is determined that a loss is

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
probable and the amount of the loss can be reasonably estimated. The costs of defending the Company in such matters are expensed as incurred. Insurance proceeds recoverable are recorded when deemed probable.

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

Marketing Costs
      All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2004.

Net Loss Per Share
      Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed after deducting accumulated dividends on cumulative preferred stock, deemed dividends and accretion of redemption value on redeemable preferred stock for the period and beneficial conversion features on issuance of convertible preferred stock. Potential common shares are not included in the calculation of diluted loss per share because their effect is antidilutive.

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

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,

	2002	2003	2004

Net loss:
As reported	$(19,513,000)	$(11,345,000)	$(31,217,000)
Stock-based employee compensation included in net loss	—	—	48,000
Stock-based compensation expense determined under fair value method	(4,056,000)	(5,435,000)	(5,543,000)

Pro forma	$(23,569,000)	$(16,780,000)	$(36,712,000)

Basic and Diluted Loss per Share
As reported	$(0.89)	$(0.18)	$(0.37)
Stock-based compensation expense determined under fair value method	(0.17)	(0.09)	(0.07)

Pro forma	$(1.06)	$(0.27)	$(0.44)

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Segment Information
      The Company operates in a single business segment, the development, manufacture and marketing of high performance products to service providers, systems integrators and original equipment manufacturers in the commercial wireless telecommunications industry. The Company’s principal commercial product, the SuperLink Rx® combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. The Company currently sells most of our product

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products.
      Net commercial product revenues are derived from the following products:

	For the Years Ended December 31,

	2002	2003	2004

SuperLink Rx	$15,195,000	$34,544,000	$12,599,000
SuperPlex multiplexer	2,262,000	3,434,000	2,995,000
Amplink	—	—	153,000
Other-primarily parts and installation kits	144,000	599,000	1,040,000

Total	$17,601,000	$38,577,000	$16,787,000

Reclassifications
      Certain reclassifications have been made to the previously issued quarterly 2004 financial statements to conform to the year end 2004 presentation.

Certain Risks and Uncertainties
      During the three year period ended December 31, 2004, the Company sold 3,508 SuperFilter® units, but the Company has continued to incur operating losses. The Company’s long-term prospects are dependent upon the continued and increased market acceptance for the product.
      The Company currently sells most of its products directly to wireless network operators in the United States. In 2002 U.S. Cellular and ALLTEL accounted for 8% and 84% of the Company’s net commercial revenues, respectively, and 19% and 24% of accounts receivable, respectively. In 2003 ALLTEL and Verizon Wireless accounted for 70% and 15% of the Company’s net commercial revenues, respectively, and 21% and 25% of accounts receivable, respectively. In 2004 ALLTEL and Verizon Wireless accounted for 63% and 24% of the Company’s net commercial revenues, respectively, and 17% and 44% of accounts receivable, respectively. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
      The Company currently relies on one supplier for purchase of high quality substrates for growth of high-temperature superconductor films and a limited number of suppliers for other key components of its products. The loss of any of these suppliers could have material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interim periods or annual periods beginning after June 15, 2005. The new standard will require the Company to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on it financial position and results of operations
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, and amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ”..under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.
Note 3 — Short Term Borrowings
      The Company has a line of credit with a bank. The line of credit expires March 17, 2005 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. If the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement, including demanding immediate payment of outstanding amounts.
      Advances bear interest at the prime rate (5.25% at December 31, 2004) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at December 31, 2004 totaled $938,000 and are repaid upon collection of the underlying receivables sold.
      On April 28, 2004 the Company temporarily expanded its credit facility. Silicon Valley Bank temporarily amended the Company’s existing line of credit to increase borrowing capacity from 80% to 95% of eligible accounts receivable on up to the sale of $2.5 million of eligible accounts receivable. Advances under the modified agreement bore interest at prime rate plus 5.125%. Upon repayment of the bridge loan described below this credit facility reverted back to its original terms.
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
      In connection with modification of the existing credit facility with Silicon Valley Bank and $2 million bridge loan, the Company issued to the bank warrants to purchase 100,000 shares of common stock at $1.85 per share and to the bridge lender warrants to purchase 500,000 shares of common stock at $1.85 per share. The warrant to the bridge lender contains antidilution provisions. These warrants expire on April 28, 2011. The fair value of the warrants issued in connection with the bridge loans were estimated using the Black-Scholes option pricing method, totaled $802,000 and were accounted for as debt issuances costs and amortized

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the term of the loan. Assumptions used in the calculation were: dividends of zero percent each year, expected volatilities of 112%, contractual life of 7 years and risk free interest rate of 3.99%.
      As a result of common stock issuances in 2004, the exercise price and the number of shares of the warrants issued to the bridge lender under the 2004 Bridge Loan were adjusted to $1.46 and 633,562, respectively. The Silicon Valley Bank warrant remains unchanged.
Note 4 — Receivable From Stockholders
      The Company made a 5-year, interest-free loan of $150,000 to the Company’s Chief Executive Officer, in connection with his compensation during 2001 and is included in Other Assets. In March 2005, the Company’s Chief Executive Officer retired. In accordance with the existing terms of the Promissory Note which were in effect prior to the adoption of the Sarbanes-Oxley Act of 2002, this loan was forgiven.
      Conductus made two loans to its President and Chief Executive Officer, in connection with his compensation and exercise of stock options during 2002 and 2001. The outstanding principal balance of $820,000 plus any accrued interest on his two loans with Conductus are to be paid in full in December 2005 and August 2006. These notes bear interest at 5.87% and 4.99%, are full recourse and are collateralized by 151,761 shares of the Company’s common stock and are included in Stockholders’ Equity.
Note 5 — Income Taxes
      The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 2002, 2003 and 2004.
      The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 2002, 2003 and 2004 as follows:

	For the Year Ending
	December 31

	2002	2003	2004

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8
Other	—	—	—

	—%	—%	—%

      The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	For the Year Ending December 31

	2002	2003	2004

Loss carryforwards	$59,414,000	$78,428,000	$90,135,000
Capitalized research and development	6,406,000	7,373,000	6,021,000
Warrant charges	2,955,000	36,000	—
Depreciation	1,942,000	3,365,000	2,520,000
Tax credits	3,013,000	4,083,000	4,248,000
Inventory	2,307,000	320,000	2,152,000
Purchase accounting adjustments	883,000	1,146,000	1,162,000
Acquired intellectual property	(1,553,000)	(1,346,000)	(456,000)
Other	991,000	1,171,000	847,000
Less: valuation allowance	(76,358,000)	(94,576,000)	(106,629,000)

	$—	$—	$—

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The valuation allowance increased by $34,430,000, $18,218,000 and $12,053,000 in 2002, 2003 and 2004, respectively.
      As of December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $244.6 million and $119.4 million, respectively, which expire in the years 2005 through 2024. Of these amounts $93.7 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2.6 million and $2.4 million, respectively, which expire in the years 2005 through 2024. Of these amounts $972,000 and $736,000, respectively resulted from the acquisition of Conductus.
      Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
      Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently the Company completed an analysis of its equity transactions and determined that it had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $101.6 million will be subject in future periods to an annual limitation of $1.3 million. In addition, the Company acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $93.7 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by the Company subsequent to the ownership changes totaled $51.4 million and are not subject to this limitation.

Note 6 —	Stockholders’ Equity

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
      During 2001, 3,000 Series E preferred shares were converted into 625,093 shares of common stock and 51,212 shares of common stock were issued in connection with the conversion premium. During 2002 the remaining 34,500 shares were converted into 2,878,351 shares of common stock. The preferred stock carried a 7% conversion premium. The conversion premium was included in the calculation of net loss available to common shareholders over the period it is earned by the preferred stockholder. The associated conversion

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
premium totaled $4,686,000 and was paid with $3.0 million in cash and an eighteen-month $1.7 million subordinated note. The subordinated note carried eight percent interest with interest only payable for the first six months and monthly amortization of principal and interest for the remaining twelve months.
      In connection with the sale of the preferred stock, the Company also issued two five-year warrants to purchase shares of common stock at an exercise price of $21.54 per share. The first warrant is for the purchase of 313,370 shares and the second warrant is for the purchase of up to 731,198 additional shares of common stock. Both warrants are currently exercisable and contain “weighted average” antidilution provisions which adjust the warrant exercise price and number of shares in the event the Company sells equity securities at a discount to then prevailing market prices. The amount of the adjustment depends on the size of the below-market transaction and the amount of the discount to the market price. The warrant exercise price cannot be reduced below a minimum of $18.91 as the result of adjustments under this provision. As a result of the issuance of common shares during 2002 and 2003 the exercise price and the number of shares issuable under the warrant was adjusted to $19.28 and 1,166,477, respectively. As a result of the issuance of common shares in November 2004, the exercise price and number of shares issuable under the warrants was adjusted to $18.91 and 1,217,966.

Common Stock
      In May 2004 the Company raised net proceeds of $16,699,000, net of offering costs of $1,701,000, from the public sale of 23,000,000 shares of common stock at $0.80 per share based on a negotiated discount to market.
      This transaction caused the exercise price and the number of shares of the warrants issued to the bridge lender under the 2004 Bridge Loan to be adjusted to $1.59 and 581,761, respectively. The exercise price and shares of the warrants issued in connection with the Series E convertible Preferred Stock were not affected.
      In November 2004 the Company raised net proceeds of $10,065,000, net of offering costs of $855,000, from the public sale of 15,600,000 shares of common stock at $0.70 per share based on a negotiated discount to market.
      This transaction caused the exercise price and the number of shares of the warrants issued to the bridge lender under the 2004 Bridge Loan to be adjusted to $1.46 and 633,562, respectively. The exercise price and shares of the warrants issued in connection with the Series E convertible Preferred Stock were adjusted to $18.91 and 1,217,966, respectively.
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

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock exercisable at $1.19 per share. The warrants became exercisable on June  17, 2003. The common shares issued and underlying the warrants were subsequently registered.

Stock Options
      The Company has five stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”). The 1988 Stock Option Plan expired in 1998 and the 1992 Stock Option Plan and the nonstatutory 1992 Directors Stock Option Plan expired in 2002. During 2003, the 1998 and 1999 Stock Option Plans were replaced by the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Only stock options have been granted under these plans. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. The original grant provisions for 2,000,000 options issued during 2003 allowed for accelerated vesting if certain performance criteria were met during 2003. In January 2004, the Company’s Board of Directors determined that the performance criteria were met and that 50% of these options vested on January 1, 2004 and 50% will be vested on January 1, 2005.
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
      At December 31, 2004, 1,097,825 shares of common stock were available for future grants and 9,467,248 options had been granted but not yet exercised. Option activity during the three years ended December 31, 2004 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	2,550,488	$10.67
Granted	851,975	5.005
Assumed	1,673,777	7.610
Canceled	(253,523)	8.311
Exercised	(26,473)	3.128

Outstanding at December 31, 2002	4,796,244	8.761
Granted	3,116,007	2.661
Canceled	(310,243)	10.21
Exercised	(56,687)	2.703

Outstanding at December 31, 2003	7,545,321	6.283
Granted	3,126,159	3.552
Canceled	(1,114,455)	5.386
Exercised	(89,777)	2.780

Outstanding at December 31, 2004	9,467,248	$5.453

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2004:

		Weighted		Exercisable
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 0.830 - $ 2.940	2,636,484	8.626	$1.209	656,568	$1.673
$ 3.000 - $ 3.050	1,885,227	8.070	$3.049	1,032,536	$3.049
$ 3.063 - $ 5.225	1,585,536	5.828	$4.384	1,407,064	$4.332
$ 5.290 - $28.000	3,046,001	6.694	$8.641	1,841,022	$9.934
$29.500 - $49.375	314,000	5.289	$32.049	63,999	$37.363

	9,467,248	6.773	$6.047	5,001,189	$12.012

      The number of options exercisable and weighted average exercise price at December 31, 2002 and 2003 totaled 2,463,945 and $8.384 and 3,268,894 and $8.120, respectively.
      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees.
      The fair value of these options for purposes of the pro forma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2003 and 2004, respectively: dividend yields of zero percent each year; expected volatilities of 65%, 65% and 65-112%; risk-free interest rates of 3.46%, 3.46% and 3.44-3.99%; and expected life of 4.0, 4.0, and 4.0 years. The weighted average fair value of options granted in 2002, 2003 and 2004 for which the exercise price equals the market price on the grant date was $2.60, $1.37 and $2.02, respectively.

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

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of outstanding warrants at December 31, 2004:

	Common Shares

	Total and
	Currently	Price per
	Exercisable	Share	Expiration Date

Warrant related to issuance of Series E Preferred Stock	1,217,966	$18.91	September 29, 2005**
Warrants related to issuance of common stock	397,857	5.50	March 10, 2007
	1,406,581	1.19	December 17, 2007*
	1,162,790	2.90	June 24, 2008*
Warrants related to April 2004 Bridge Loans	633,562	1.46	April 28, 2011* **
	100,000	1.85	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc.	72,756	22.383	August 7, 2005
acquisition	1,095,000	4.583	September 27, 2007
	6,000	31.25	September 1, 2007

Total	6,092,512

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain antidilution adjustment provisions.
      During the year ended December 31, 2004 the following warrants were exercised:

			Common Shares Issued
	Warrants
				In Accordance with
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions

Warrants related to bank borrowings	123,525	$3-3.25	—	71,312
Warrants related to issuance of common stock	42,857	5.50	42,857	—

Total	166,382		42,857	71,312

      During the year ended December 31, 2003 the following warrants were exercised:

			Common Shares Issued
	Warrants
				In Accordance with
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions

Warrants related to bank borrowings	94,340	$1.06	—	75,140
Warrants related to issuance of common stock	330,000	5.50	330,000	—
	3,867,659	1.19	1,254,500	2,613,159
	116,279	2.90	116,279	—

Total	4,408,278		1,700,779	2,688,299

Note 7 —	Warrants Issued to U.S. Cellular
      In August 1999, the Company entered into a warrant agreement with United States Cellular Corporation (“U.S. Cellular”) where the exercise of a warrant to purchase up to 1,000,000 shares of common stock was conditioned upon future product purchases by U.S. Cellular. Under the terms of the warrant, U.S. Cellular

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vests in the right to purchase one share of common stock at $4 per share for every $25 of SuperFilter systems purchased from the Company. The warrant was immediately exercisable with respect to any vested shares and expired August 27, 2004. For accounting purposes proceeds from sales to U.S. Cellular under this agreement are allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. The estimated fair value of the warrants in excess of the related sales, when applicable is recorded in cost of commercial product revenues.
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
      The estimated fair value of the warrants vesting upon receipt of this order was calculated to be $5,635,000 using the Black-Scholes option-pricing model and has been recorded as a deferred warrant charge in the statement of stockholders’ equity. As SuperFilter systems are shipped under this purchase order, the related sales proceeds will be allocated between stockholders’ equity and commercial product revenue using the percentage relationship which existed between the fair value of the warrants as recorded in September 2000 and the amount of the non-cancelable purchase order. The fair value of the warrants was calculated utilizing a volatility factor of 85%, risk-free interest rate of 6.01%, and an expected life of 3.92 years. During fiscal 2001 and 2002 sales proceeds of $2,237,000 and $2,280,000, respectively, for shipments pursuant to this purchase order were allocated to the deferred warrant charge and proceeds of $879,000 and $967,000, respectively, were recorded as commercial product revenues under this purchase order.
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
      During the fourth quarter of 2002, deliveries under the $7.8 million purchase order were completed. For accounting purposes, proceeds from subsequent sales to U.S. Cellular under this agreement are again being allocated between commercial product revenue and the estimated value of the warrants vesting using the Black-Scholes option-pricing model. For subsequent product sales, in the fourth quarter of 2002, the year ended December 31, 2003 and December 31, 2004, U.S. Cellular vested in the right to exercise the warrant and purchase a total of 22,540, 38,088 and 7,024 shares of common stock, respectively, and sales proceeds allocated to warrants vesting in 2002, 2003 and 2004 totaled $3,000, $90,000 and less than $1,000, respectively.
      This warrant expired on August 27, 2004.

Note 8 —	Employee Savings Plan
      In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for the employees of the Company that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the 401(k) Plan.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Commitments and Contingencies

Operating Leases
      The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next ten years. Generally leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.
      For the years ended December 31, 2002, 2003, and 2004, rent expense was $999,000, $1,230,000 and $1,262,000, respectively.

Capital Leases
      The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 14.95%.

Patents and Licenses
      The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $294,000 in 2002, $572,000 in 2003 and $429,000 in 2004. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
      The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year Ending December 31,	Licenses	Leases	Capital Leases

2005	$170,000	$2,400,000	$52,000
2006	150,000	1,406,000	22,000
2007	150,000	1,234,000	15,000
2008	150,000	1,271,000	—
2009	150,000	1,315,000	—
Thereafter	1,500,000	2,653,000	—

Total payments	$2,270,000	$10,279,000	89,000

Less: amount representing interest			(13,000)

Present value of minimum lease			76,000
Less current portion			(43,000)

Long term portion			$33,000

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
      As discussed further in the Restructuring Expenses and Impairment Charges footnote the Company completed closure of its Sunnyvale facility, a liability totaling $279,000 was recognized representing the

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
present value of the remainder of the lease commitment was recorded. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs.
      As of December 31, 2004 the remaining commitments on these operating leases totaled $1,386,000 and are included in the above commitment table. At December 31, 2004, the present value of the remaining liability related to the abandoned leases totaled $1,336,000. This amount is included in accrued liabilities.
Note 10 — Contractual Guarantees and Indemnities

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
      During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of December 31, 2004 is included below:

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

Director and Officer Indemnities and Contractual Guarantees
      The Company has entered into indemnification agreements with its directors and executive officers, which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications.
      The Company has also entered into severance and change in control agreements with certain of its executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with the Company.

General Contractual Indemnities/ Products Liability
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

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the maximum potential amount of payments that might be made under its guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

Short Term Borrowings
      Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement, including demanding immediate payment of outstanding amounts.
Note 11 — Legal Proceedings
Patent Litigation
      The Company is engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July  17, 2001 in the United States District Court for the District of Delaware against us and our wholly-owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite®product infringe ISCO’s patent. The matter went to trial on March 17, 2003.
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
      On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the court to award it it’s attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter III product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to us, and also denied our request for reimbursement of our legal fees associated with the case. The Company filed a notice of appeal as to this portion of the court’s decision. Litigation expenses on the ISCO matter totaled $3.2 million, $4.8 million and $545,000 for the years ended December 31, 2002, 2003 and 2004.
      On February 3, 2005, the Appellate Court reaffirmed the unanimous jury verdict that ISCO’s US patent is invalid and unenforceable. The Appellate Court also denied the Company’s request to reinstate the jury’s $3.8 million damage award to us for unfair competition and bad faith on the part of ISCO. The trial judge had overruled the jury’s finding on this point, and the Company appealed that portion of the judge’s ruling. The Company believes the decision of the Appellate Court ends this matter and does not expect any further legal action related to it.
Class Action Lawsuits
      The Company and certain of it’s officers were named as a defendant in several substantially identical class action lawsuits filed in the United States District Court for the Central District of California in April 2004. The cases were consolidated in August 2004, and the plaintiffs filed an amended consolidated complaint in October 2004. The plaintiffs allege securities law violations by us and certain of our officers and directors under Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint was filed on behalf of a purported class of people who purchased our stock during the period

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between January 9, 2004 and March 1, 2004 and seeks unspecified damages. The plaintiffs base their allegations primarily on the fact that the Company did not achieve its forecasted revenue guidance of $10 to $13 million for the first quarter of 2004. Litigation expenses on this matter totaled $441,000 for the year ended December 31, 2004.
      The Company reached an agreement in principle with the lead plaintiffs appointed by the District Court to settle this matter. Under the terms of the proposed settlement, the Company’s insurers will pay $4.0 million into a settlement fund, and the Company will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The agreement in principle remains subject to completion of mutually acceptable written settlement documents, approval by the Company’s Board of Directors, and approval by the District Court. The Company recorded a liability in its December 31, 2004 consolidated financial statements for the proposed amount of the settlement of $4,050,000. In addition because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. Accordingly, there was a $50,000 impact to the statement of operations.
Note 12 — Earnings Per Share
      The computation of per share amounts for 2002, 2003 and 2004 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 14,592,194, 14,238,854 and 15,559,760 shares of common stock during 2002, 2003, and 2004 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive.
Note 13 — Restructuring Expenses and Impairment Charges
      During 2004, the Company implemented several restructuring programs to streamline its operations and reduce its cost structure. The Company recorded cash and non-cash restructuring charges of $3.6 million for these activities. The Company consolidated its Sunnyvale operations into its Santa Barbara facility and reduced its workforce. The workforce reduction included reductions associated with the Sunnyvale facilities consolidation, as well as other strategic reductions in the organization. In addition, as part of the consolidation the Company accelerated the implementation of a new, lower cost wafer deposition process called Reactive Co-Evaporation.
      In connection with the Company’s 2005 annual planning process performed in the fourth quarter of 2004, the Company concluded that it would no longer use its thallium high temperature superconducting related technology beyond 2005 because alternative technologies were determined to be more cost effective and the Company decided it no longer wanted to support two HTS material technologies. As a result, the Company recorded non-cash charges of $715,000 primarily relating to the write-off of thallium related manufacturing equipment, patents and licenses since they will not be recovered from future cash flows. Also, during the Company’s annual planning process the Company concluded that it would no longer continue to develop or maintain and would abandon certain other non-core business patents and patents no longer considered blocking in it’s business and certain purchased technology. As a result of the abandonment of the purchased technology and patents, the Company recorded non-cash charges of $842,000 relating to the write-off of these patents and purchased technology since they will not be recovered from future cash flows.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the restructuring and impairment charges for the year ended December 31, 2004 is as follows:

	Restructuring	Impairment
	Charges	Charges	Total

Severance costs	$826,000	$—	$826,000
Fixed assets write offs	803,000	403,000	1,206,000
Patents, licenses and purchased technology write-off	1,051,000	1,171,000	2,222,000
Lease abandonment costs	279,000	—	279,000
Facility consolidation costs	268,000	—	268,000
Employee relocation cost	382,000	—	382,000

Total	$3,609,000	$1,574,000	$5,183,000
Fixed Asset write off and severance costs included in cost of goods sold	669,000	386,000	1,055,000

Restructuring expenses and impairment charges	$2,940,000	$1,188,000	$4,128,000

Note 14 —	Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31,	December 31,
	2003	2004

Accounts receivable:
Accounts receivable-trade	$6,766,000	$1,043,000
U.S. government accounts receivable-billed	2,107,000	468,000
Less: allowance for doubtful accounts	(64,000)	(77,000)

	$8,809,000	$1,434,000

	December 31,	December 31,
	2003	2004

Inventories:
Raw materials	$1,941,000	$3,954,000
Work-in-process	4,803,000	3,441,000
Finished goods	2,861,000	7,334,000
Less inventory reserve	(803,000)	(5,402,000)

	$8,802,000	$9,327,000

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2003	2004

Property and Equipment:
Equipment	$21,274,000	$18,805,000
Leasehold improvements	5,891,000	6,236,000
Furniture and fixtures	430,000	451,000

	27,595,000	25,492,000
Less: accumulated depreciation and amortization	(15,061,000)	(15,189,000)

	$12,534,000	$10,303,000

      At December 31, 2003 and December 31, 2004, equipment includes $237,000 of assets financed under capital lease arrangements, net of $91,000 and $163,000 of accumulated amortization, respectively. Depreciation expense amounted to $1,609,000, $2,413,000 and $2,744,000, respectively, in 2002, 2003 and 2004. In connection with a restructuring of the Company’s operations and other abandonments $3,916,000 of property and equipment cost and $2,617,000 of related accumulated depreciation was written off in the year ended December 31, 2004. Depreciation expense relating to these items are expected to total $2.7 million in 2005 and $2.3 million, $2.0 million, $1.4 million and $1.0 million in each of the years 2006, 2007, 2008 and 2009, respectively.

	December 31,	December 31,
	2003	2004

Patents and Licenses:
Patents pending	$848,000	$433,000
Patents issued	1,182,000	899,000
Less accumulated amortization	(332,000)	(203,000)

Net patents issued	850,000	696,000
Licenses	3,310,000	563,000
Less accumulated amortization	(2,322,000)	(33,000)

Net licenses	988,000	530,000
Purchased technology	3,200,000	1,706,000
Less accumulated amortization	(519,000)	(532,000)

Net purchased technology	2,681,000	1,174,000

	$5,367,000	$2,833,000

      Amortization expense related to these items totaled $293,000, $805,000 and $719,000, respectively in 2002, 2003 and 2004. In connection with a restructuring of the Company’s operations and abandonments, $1,212,000 of patent cost and $236,000 of related accumulated amortization, $2,775,000 of license cost and $2,552,000 of related accumulated amortization, and $1,494,000 of purchased technology cost and $333,000 of related accumulated amortization, was written off. Amortization expenses related to these items are expected to total $355,000 in 2005 and approximately $350,000 in each of the years 2006, 2007, 2008 and 2009.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2003	2004

Accrued Expenses and Other Long Term Liabilities:
Compensation related	$2,153,000	$1,285,000
Warranty reserve	494,000	419,000
Unfavorable lease costs	823,000	—
Lease abandonment costs	1,329,000	1,336,000
Product line exit costs	913,000	885,000
Severance costs	285,000	36,000
Other	723,000	1,393,000

	6,720,000	5,354,000
Less current portion	(4,832,000)	(4,601,000)

Long term portion	$1,888,000	$753,000

	For the Year Ended,

	December 31,	December 31,
	2003	2004

Warranty Reserve Activity:
Beginning balance	$351,000	$494,000
Additions	261,000	157,000
Deductions	(118,000)	(159,000)
Change in estimate relating to previous warranty accruals	—	(73,000)

Ending balance	$494,000	$419,000

Unfavorable Lease Costs:
Beginning balance	$1,140,000	$823,000
Additions	—	—
Deductions	(317,000)	(265,000)
Transfer to lease abandonment costs	—	(558,000)

Ending balance	$823,000	$—

Lease Abandonment Costs:
Beginning balance	$1,995,000	$1,329,000
Additions	—	279,000
Transfers from unfavorable lease costs	—	558,000
Deductions	(666,000)	(830,000)

Ending balance	$1,329,000	$1,336,000

Product Line Exit Costs:
Beginning balance	$1,042,000	$913,000
Additions	—	—
Deductions	(129,000)	(73,000)
Change in estimate relating to previous exit costs accrual	—	45,000

Ending balance	$913,000	$885,000

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended,

	December 31,	December 31,
	2003	2004

Severance Costs:
Beginning balance	$1,600,000	$285,000
Additions	—	826,000
Deductions	(1,315,000)	(1,075,000)

Ending balance	$285,000	$36,000

Supplemental Cash Flow Information:

	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004

Cash paid for interest	$145,000	$471,000	$443,000
Non-cash investing and financing activities:
Unpaid offering expenses	—	—	792,000
Insurance settlement receivable	—	—	4,000,000
Legal settlement liability	—	—	4,000,000
Conversion of preferred shares into common shares	34,500,000	—	—
Issuance of note for payment of preferred stock conversion premium	1,686,000	—	—
Non cash items related to the acquisition of Conductus, Inc.
Estimated fair value of tangible assets acquired	3,625,000	—	—
Goodwill and identifiable intangibles assets acquired	24,007,000	—	—
Liabilities assumed or created	10,511,000	—	—
Value of common stock issued and option and warrants assumed	16,691,000	—	—

SUPERCONDUCTOR TECHNOLOGIES INC.
Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Net revenues	$5,444,000	$6,312,000	$7,299,000	$3,949,000
Loss from operations(1)(2)	(5,807,000)	(7,874,000)	(5,138,000)	(11,278,000)
Net loss	(5,910,000)	(8,884,000)	(5,155,000)	(11,268,000)
Basic and diluted loss per common share	$(0.09)	$(0.11)	$(0.06)	$(0.11)
Weighted average number of shares outstanding	69,042,053	78,296,844	92,103,424	98,177,693
2003
Net revenues	$7,580,000	$11,263,000	$14,156,000	$16,395,000
(Loss) income from operations	(8,295,000)	(2,974,000)	(759,000)	1,010,000
Net (loss) income	(8,343,000)	(3,061,000)	(851,000)	910,000
Basic (loss) income per common share	$(0.14)	$(0.05)	$(0.01)	$0.01
Weighted average number of shares outstanding	59,823,553	60,048,444	64,939,896	65,702,315
Diluted (loss) income per common share	$(0.14)	$(0.05)	$(0.01)	$0.01
Weighted average number of shares outstanding	59,823,553	60,048,444	64,939,896	72,652,146

(1)	Includes restructuring expense and impairment charges of none, $2,513,000, $785,000 and $1,885,000, respectively.

(2)	Includes increased reserve for inventory obsolescence of $88,000, $90,000, $440,000 and $4,218,000, respectively.

SUPERCONDUCTOR TECHNOLOGIES INC.
Schedule II- Valuation and Qualifying Accounts

		Additions

		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year Ended December 31, 2004
Allowance for Uncollectible Accounts	$64,000	$13,000	$—	$—	$77,000
Reserve for Inventory Obsolescence	803,000	4,836,000	—	(237,000)	5,402,000
Reserve for Warranty	494,000	84,000	—	(159,000)	419,000
Deferred Tax Asset Valuation Allowance	94,576,000	12,053,000	—	—	106,629,000
Year Ended December 31, 2003
Allowance for Uncollectible Accounts	58,000	12,000	—	(6,000)	64,000
Reserve for Inventory Obsolescence	650,000	719,000	—	(566,000)	803,000
Reserve for Warranty	351,000	261,000	—	(118,000)	494,000
Deferred Tax Asset Valuation Allowance	76,358,000	18,218,000	—	—	94,576,000
Year Ended December 31, 2002
Allowance for Uncollectible Accounts	24,000	12,000	27,000	(5,000)	58,000
Reserve for Inventory Obsolescence	617,000	567,0000	—	(534,000)	650,000
Reserve for Warranty	242,000	340,000	—	(231,000)	351,000
Deferred Tax Asset Valuation Allowance	41,928,000	34,430,000	—	—	76,358,000

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2005.

SUPERCONDUCTOR TECHNOLOGIES INC.

By:	/s/ M. Peter Thomas

M. Peter Thomas
President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin S. McDermut, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ M. Peter Thomas M. Peter Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Martin S. McDermut Martin S. McDermut	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer)	March 16, 2005

/s/ Robert P. Caren Robert P. Caren	Director	March 16, 2005

/s/ John F. Carlson John F. Carlson	Director	March 16, 2005

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 16, 2005

S-1

Signature	Title	Date

/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 16, 2005

/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 16, 2005

/s/ Charles E. Shalvoy Charles E. Shalvoy	Director	March 16, 2005

S-2