Form 10-Q
period 2005-04-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2005-05-06
CIK 895665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☑      No ☐

As of May 5, 2005 there were 107,711,026 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended April 2, 2005

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

     Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Business—Additional Factors That May Affect Our Future Results” in our 2004 Annual Report on Form 10-K. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3, 2004	April 2, 2005
Net revenues:
Commercial product revenues	$3,183,000	$3,768,000
Government and other contract revenues	2,241,000	571,000
Sub license royalties	20,000	15,000

Total net revenues	5,444,000	4,354,000

Costs and expenses:
Cost of commercial product revenues	3,783,000	4,199,000
Contract research and development	1,512,000	683,000
Other research and development	1,339,000	1,161,000
Selling, general and administrative	4,617,000	3,782,000
Restructuring expenses	—	84,000

Total costs and expenses	11,251,000	9,909,000

Loss from operations	(5,807,000)	(5,555,000)

Interest income	24,000	57,000
Interest expense	(127,000)	(39,000)

Net loss	$(5,910,000)	$(5,537,000)

Basic and diluted loss per common share	$(0.09)	$(0.05)

Weighted average number of common shares outstanding	69,042,053	107,711,026

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	April 2,
	2004	2005
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$12,802,000	$7,480,000
Accounts receivable, net	1,434,000	1,227,000
Inventory, net	9,327,000	8,919,000
Insurance settlement receivable	4,000,000	4,000,000
Prepaid expenses and other current assets	906,000	826,000

Total Current Assets	28,469,000	22,452,000

Property and equipment, net of accumulated depreciation of $15,189,000 and $15,829,000, respectively	10,303,000	9,678,000
Patents, licenses and purchased technology, net of accumulated amortization of $768,000 and $849,000, respectively	2,833,000	2,794,000
Goodwill	20,107,000	20,107,000
Other assets	646,000	519,000

Total Assets	$62,358,000	$55,550,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$938,000	$662,000
Accounts payable	2,691,000	2,855,000
Accrued expenses	4,601,000	3,614,000
Legal settlement liability	4,050,000	4,050,000
Current portion of capitalized lease obligations and long term debt	43,000	30,000

Total Current Liabilities	12,323,000	11,211,000

Capitalized lease obligations and long term-debt	33,000	28,000
Other long term liabilities	753,000	599,000

Total Liabilities	13,109,000	11,838,000

Commitments and contingencies-Notes 6, 8 and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 107,711,026 shares issued and outstanding	108,000	108,000
Capital in excess of par value	196,983,000	196,983,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(147,022,000)	(152,559,000)

Total Stockholders’ Equity	49,249,000	43,712,000

Total Liabilities and Stockholders’ Equity	$62,358,000	$55,550,000

See accompanying notes to the condensed consolidated financial statements

Note-December 31, 2004 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2004	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,910,000)	$(5,537,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869,000	741,000
Provision for excess and obsolete inventories	88,000	90,000
Forgiveness of note receivable	—	150,000
Changes in assets and liabilities:
Accounts receivable	6,181,000	207,000
Inventory	(4,663,000)	318,000
Prepaid expenses and other current assets	125,000	80,000
Patents, licenses and purchased technology	(118,000)	(43,000)
Other assets	—	(23,000)
Accounts payable, accrued expenses and other long- term liabilities	(502,000)	(181,000)

Net cash used in operating activities	(3,930,000)	(4,198,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,052,000)	(33,000)

Net cash used in investing activities	(1,052,000)	(33,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,188,000	662,000
Payments on short-term borrowings	(3,308,000)	(938,000)
Payments on long-term obligations	(595,000)	(18,000)
Proceeds from exercise of stock options and warrants	473,000	—
Payment of common stock issuance costs	—	(797,000)

Net cash used in financing activities	(2,242,000)	(1,091,000)

Net decrease in cash and cash equivalents	(7,224,000)	(5,322,000)
Cash and cash equivalents at beginning of period	11,144,000	12,802,000

Cash and cash equivalents at end of period	$3,920,000	$7,480,000

See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. General

     Superconductor Technologies Inc. (the “Company”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high-performance filters to service providers and original equipment manufacturers in the mobile wireless communications industry. The Company’s research and development contracts are used as a source of funds for its commercial technology development. The Company’s principal commercial product, the SuperLink®, combines high-temperature superconductors with cryogenic cooling technology to produce a filter with significant advantages over conventional filters. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts.

     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the three months ended April 3, 2004 and April 2, 2005, government related contracts account for 41% and 13%, respectively, of the Company’s net revenues.

     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended April 2, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.

2. Summary of Significant Accounting Policies

Basis of Presentation

     In 2004, the Company incurred a net loss of $31,217,000 and negative cash flows from operations of $21,580,000. In response, the Company reduced direct and indirect labor and cut fixed costs. The Company also consolidated its operations in Sunnyvale into its Santa Barbara facility and accelerated the implementation of a new lower cost wafer deposition process. In the first quarter of 2005, the Company incurred a net loss of $5,537,000 and negative cash flows from operations of $4,198,000.

     The principal sources of the Company’s liquidity consists of existing cash balances and funds expected to be generated from future operations. The Company believes that its existing cash resources, together with its line of credit and a planned inventory reduction, will be sufficient to fund its planned operations for at least the next twelve months. The Company has more inventory than required for current sales volumes and plans to use its excess inventory as a material source of funding in 2005. The Company believes the key factors to its liquidity in 2005 will be its ability to successfully execute on its plans to increase sales levels and to convert excess inventory to cash. There is no assurance that the Company will be able to increase sales levels or to sell excess inventory. Its cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.

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

Principles of Consolidation

     The interim condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries . All significant intercompany transactions have been eliminated from the consolidated financial statements.

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

Revenue Recognition

     Commercial revenues are principally derived from the sale of the Company’s SuperLink®, AmpLink, and SuperPlex products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer‘s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

     Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. The Company operates in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with its book value of its net assets, including goodwill. The market capitalization of the Company is based the closing price of its common stock as traded on NASDAQ multiplied by its outstanding common shares. If the fair value of the Company exceeds the book value of its net assets, goodwill of the Company is not considered impaired. If the book value of the net assets of the Company exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2004, the fair value of the Company based on its market capitalization totaled $149.7 million, which was in excess of the total book value of the Company. Therefore, the Company’s goodwill was not considered impaired.

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

Marketing Costs

     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended April 3, 2004 and April 2, 2005.

Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is antidilutive.

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

     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended
	April 3, 2004	April 2, 2005

Net loss:
As reported	$(5,910,000)	$(5,537,000)
Stock-based employee compensation included in net loss	—	—
Stock-based compensation expense determined under fair value method	(1,668,000)	(1,724,000)

Pro forma	$(7,578,000)	$(7,261,000)

Basic and Diluted Loss per Share	$(0.09)	$(0.05)
As reported
Stock-based compensation expense determined under fair value method	(0.02)	(0.02)

Pro forma	$(0.11)	$(0.07)

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

Segment Information

     The Company operates in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Net commercial product revenues are primarily derived from the sales of the Company’s SuperLink, AmpLink and SuperPlex products. . We currently sell most of our product directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented. Management views its government research and development contracts as a supplementary source of revenue to fund its development of high temperature superconducting products.

Certain Risks and Uncertainties

     The Company has continued to incur operating losses. The Company’s long-term prospects and execution of its business plan are dependent upon the continued and increased market acceptance for the product.

     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2004, ALLTEL and Verizon Wireless accounted for 87% of our net commercial revenues and 61% of accounts receivable. In the three months ended April 2, 2005, ALLTEL and Verizon Wireless accounted for 87% of our commercial revenues and 60% of accounts receivable. The loss of, or reduction in, sales to either of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     The Company currently relies on one supplier for purchases of high quality substrates for growth of high-temperature superconductor films and a limited number of suppliers for other key components of its products. The loss of any of these suppliers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for interim periods or annual periods beginning after June 15, 2005. The effective date was subsequently amended to annual periods beginning after June 15, 2005. The new standard will require the Company to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on it financial position and results of operations

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “..under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

3. Short Term Borrowings

     The Company has a line of credit with a bank. The line of credit expires June 15, 2006 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions.

     Advances bear interest at the prime rate (5.75% at April 2, 2005) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at April 2, 2005 totaled $662,000 and are repaid upon collection of the underlying receivables sold.

     The agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The failure to comply with these provisions, or the occurrence of any one of the events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings. Such representations, warranties and events of default include (a) non-payment of debt and interest hereunder, (b) non-compliance with terms of the agreement covenants, (c) insolvency or bankruptcy, (d) material adverse change, (e) merger or consolidation where the Company’s shareholders do not hold a majority of the voting rights of the surviving entity, (f) transactions outside the normal course of business, or (g) payment of dividends.

4. Retirement of the Company’s Chief Executive Officer

     Effective March 15, 2005, the Company’s prior Chief Executive Officer and President retired. In connection with the retirement, the Company agreed to the continuation of his salary and benefits for one year and to immediately vest and extend all his outstanding stock options. In connection with the retirement, a $150,000 loan made to the Company’s Chief Executive Officer in 2001, and in accordance with its existing terms which were in effect prior to the adoption of the Sarbanes-Oxley Act of 2002, this loan was forgiven. The Company recognized expense of $565,000 in the three months ended April 2, 2005, in connection with the Chief Executive Officer’s retirement.

5. Stockholders’ Equity

Stock Options

     As of April 2, 2005, the Company had less than 90,000 shares of common stock remaining under its 2003 Equity Incentive Plan for future equity grants. Therefore, the Company has mailed proxy statements to its stockholders requesting that they authorize an increase in the total shares available for grants under the 2003 Equity Plan from 6,000,000 shares of common stock to 12,000,000 shares of common stock. The Company is also requesting a corresponding increase in the related sublimits under the plan.

     During the quarter ended April 2, 2005, the Company’s President and Chief Executive Officer, as well as another board member, retired. In connection with these retirements, the Company modified the terms of all the stock options held by these individuals to fully vest them and to extend the term until the earlier of the fifth anniversary of the retirement or the normal expiration date. Since these options had no intrinsic value at the date of modification, the modifications did not impact the Company’s Statement of Operations.

     In connection with the employment agreement of the Company’s new President and Chief Executive Officer, the Company granted a stock option for 1,200,000 shares of stock. The stock option was granted at 100% of the market value on the date of grant and vests over four years, beginning one year after the date of grant and expires ten years from the date of grant. Vesting of these options will accelerate in the event of an involuntary termination or change in control of the Company. The Company also agreed to issue another option for an additional 1,200,000 shares of common stock upon stockholder approval of an increase in the shares authorized for grants under the 2003 Equity Incentive Plan. These options will be granted at 100% of the market value on the date of the grant. In the event the stockholders do not approve the increase, the Company will grant him options under the plan as they become available due to expirations of outstanding options.

     The following is a summary of stock option transactions under the Company’s stock option plans at April 2, 2005:

					Weighted		Weighted
					Average	Number of	Average
	Number of				Exercise	Options	Exercise
	Shares	Price Per Share			Price	Exercisable	Price
Balance at December 31, 2004	9,467,248	$0.84	—	$49.375	$5.521	5,001,189	$6.202
Granted	1,264,000	$0.67	—	$1.33	$1.035
Exercised	—		—		—
Canceled	(507,751)	$1.00	—	$35.625	$4.399

Balance at April 2, 2005	10,223,498	$0.67	—	$49.375	$5.022	6,863,284	$6.471

     The outstanding options expire by the end of April 2015. The exercise prices for these options range from $0.67 to $49.375 per share, for an aggregate exercise price of approximately $51.3 million. At April 2, 2005, there were 89,478 shares of common stock available for granting future options.

     The fair value of these options for purposes of the pro forma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended April 3, 2004 and April 2, 2005: dividend yields of zero percent in each quarter; expected volatilities of 65% and 94%, respectively; risk-free interest rates of 3.44% and 4.5%, respectively; and expected life of 4.0 years in each quarter..

     The Company also hired a Vice President of Worldwide Sales early in the second quarter of 2005. The Company committed to grant him an option for 1,000,000 shares of common stock upon stockholder approval of an increase in the shares authorized for grant under the 2003 Equity Plan. These options will be granted at 100% of the market value on the date of the grant. In the event the stockholders do not approve the increase, the Company will grant him options under the plan as they become available due to expirations of outstanding options.

Warrants

     The following is a summary of outstanding warrants at April 2, 2005:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrant related to issuance of Series E Preferred Stock	1,217,966	$18.91	September 29, 2005**
Warrants related to issuance of common stock	397,857	5.50	March 10, 2007
	1,406,581	1.19	December 17, 2007*
	1,162,790	2.90	June 24, 2008*
Warrants related to April 2004 Bridge Loans	633,562	1.46	April 28, 2011* **
	100,000	1.85	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc. acquisition	72,756	22.383	August 7, 2005
	1,095,000	4.583	September 27, 2007
	6,000	31.25	September 1, 2007

Total	6,092,512

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain antidilution adjustment provisions.

6. Legal Proceedings

Patent Litigation

     The Company was engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly-owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.

     On April 3, 2003, the jury returned a unanimous verdict that our SuperFilter product does not infringe the patent in question, and that ISCO’s patent is invalid and unenforceable. The jury also awarded us $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent.

     On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the court to award it it’s attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to us, and also denied our request for reimbursement of our legal fees associated with the case. The Company filed a notice of appeal as to this portion of the court’s decision.

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

     Litigation expenses on the ISCO matter totaled $227,000 and $45,000 for the three month periods ended April 3, 2004 and April 2, 2005, respectively. The Company does not expect any further legal action related to this matter.

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

     In February 2005 the Company settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers will pay $4.0 million into a settlement fund, and the Company will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The settlement remains subject to approval by the District Court. The Company recorded a liability in its December 31, 2004 consolidated financial statements for the proposed amount of the settlement of $4,050,000. Because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. These amounts were paid into the settlement fund in April 2005.

     Litigation expenses on this matter totaled $216,000 for the three months ended April 2, 2005. No expenses were incurred in the corresponding period of the prior year.

7. Earnings Per Share

     The computation of per share amounts for the three month periods ended April 3, 2004 and April 2, 2005 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 15,252,999 and 16,316,010 shares of common stock during the three months periods ended April 3, 2004 and April 2, 2005, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

8. Commitments and Contingencies

Operating Leases

     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next seven years. Generally, these leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.

     For the three months ended April 3, 2004, and April 2, 2005, rent expense was $311,000 and $296,000, respectively.

Capital Leases

     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 14.95%.

Patents and Licenses

     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three months ended April 3, 2004 and April 2, 2005, royalty expense totaled $159,000 and $48,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.

     The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2005	$150,000	$1,798,000	$33,000
2006	150,000	1,406,000	22,000
2007	150,000	1,234,000	15,000
2008	150,000	1,271,000	—

2009	150,000	1,315,000	—

Thereafter	1,500,000	2,653,000	—

Total payments	$2,250,000	$9,677,000	70,000

Less: amount representing interest			(12,000)

Present value of minimum lease			58,000

Less current portion			(30,000)

Long term portion			$28,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. In 2004, the Company completed closure of its Sunnyvale facility. A liability totaling $279,000 was recognized representing the present value of the remainder of the lease commitment was recorded. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs. As of April 2, 2005, the remaining minimum lease commitments on these operating leases totaled $1,071,000 and are included in the above commitment table. At April 2, 2005, the present value of the remaining liability related to the abandoned leases totaled $1,041,000. These amounts are included in accrued liabilities.

9 — Contractual Guarantees and Indemnities

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

     A description of significant contractual guarantees and indemnities existing as of April 2, 2005 is included below.

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

10. Restructuring Expenses

     During 2004, the Company implemented several restructuring programs to streamline its operations and reduce its cost structure. During the three months ended April 2, 2005, the Company implemented another restructuring program and reduced its workforce by another 26 positions.

     A summary of the restructuring charges for the quarter ended April 2, 2005 is as follows:

Quarter Ended
April 2, 2005
Severance costs	$118,000

Facility consolidation costs	5,000

Employee relocation cost	10,000

Total	$133,000

Severance costs included in cost of goods sold	(49,000)

Restructuring expenses	$84,000

11. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

     Balance Sheet Data:

	December 31,	April 2,
	2004	2005
Accounts receivable:
Accounts receivable-trade	$1,043,000	$1,005,000
U.S. government accounts receivable-billed	468,000	297,000
Less: allowance for doubtful accounts	(77,000)	(75,000)

	$1,434,000	$1,227,000

	December 31,	April 2,
	2004	2005
Inventories:
Raw materials	$3,954,000	$3,934,000
Work-in-process	3,441,000	3,688,000
Finished goods	7,334,000	6,703,000
Less inventory reserve	(5,402,000)	(5,406,000)

	$9,327,000	$8,919,000

	December 31,	April 2,
	2004	2005
Property and Equipment:
Equipment	$18,240,000	$18,242,000
Leasehold improvements	6,801,000	6,814,000
Furniture and fixtures	451,000	451,000

	25,492,000	25,507,000
Less: accumulated depreciation and amortization	(15,189,000)	(15,829,000)

	$10,303,000	$9,678,000

     At December 31, 2004 and April 2, 2005, equipment includes $237,000 of assets financed under capital lease arrangements, net of $163,000 and $181,000 of accumulated amortization, respectively. Depreciation expense amounted to $662,000 and $655,000 for the three month periods ended April 3, 2004 and April 2, 2005, respectively. Depreciation expense is expected to total $2.0 million for the remainder of 2005, $2.3 million, $2.0 million, $1.4 million and $1.0 million in each of the years 2006, 2007, 2008, and 2009, respectively.

	December 31,	April 2,
	2004	2005
Patents and Licenses:
Patents pending	$433,000	$463,000

Patents issued	899,000	911,000
Less accumulated amortization	(203,000)	(217,000)

Net patents issued	696,000	694,000

Licenses	563,000	563,000
Less accumulated amortization	(33,000)	(41,000)

Net licenses	530,000	522,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(532,000)	(591,000)

Net purchased technology	1,174,000	1,115,000

	$2,833,000	$2,794,000

     Amortization expense related to these items totaled $189,000 and $82,000 for the three month periods ended April 3, 2004 and April 2, 2005, respectively. Amortization expenses are expected to total $252,000 for the remainder of 2005, $344,000 in 2006 and $350,000 in each of the years 2007, 2008 and 2009.

	December 31,	April 2,
	2004	2005
Accrued Expenses and Other Long Term Liabilities:
Compensation related	$1,285,000	$1,307,000
Warranty reserve	419,000	506,000
Lease abandonment costs	1,336,000	1,041,000
Product line exit costs	885,000	764,000
Severance costs	36,000	32,000
Other	1,393,000	563,000

	5,354,000	4,213,000
Less current portion	(4,601,000)	(3,614,000)

Long term portion	$753,000	$599,000

	For the three months ended,
	April 3,	April 2,
	2004	2005
Warranty Reserve Activity:
Beginning balance	$494,000	$419,000
Additions	36,000	30,000
Deductions	—	(84,000)
Change in estimate relating to previous warranty accruals	—	141,000

Ending balance	$530,000	$506,000

Unfavorable Lease Costs:
Beginning balance	$823,000	$—
Additions	—	—
Deductions	(85,000)	—
Transfer to lease abandonment costs	—	—

Ending balance	$738,000	$—

Lease Abandonment Costs:
Beginning balance	$1,329,000	$1,336,000
Additions	—	—
Transfers from unfavorable lease costs	—	—
Deductions	(192,000)	(295,000)

Ending balance	$1,137,000	$1,041,000

Product Line Exit Costs:
Beginning balance	$913,000	$885,000
Additions	—	—
Deductions	(36,000)	(121,000)

Ending balance	$877,000	$764,000

Severance Costs:
Beginning balance	$285,000	$36,000
Additions	—	118,000
Deductions	(266,000)	(122,000)

Ending balance	$19,000	$32,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          We develop, manufacture and market high performance products used with cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our solutions leverage our expertise in high-temperature superconducting (HTS) filters to “hear” wireless devices with the best possible clarity while rejecting interfering signals. We believe that this combination of interference rejection and receiver sensitivity is only possible using HTS technology. We sell our products directly to wireless carriers in the Americas, and we have plans to expand internationally. Our customers to date include ALLTEL, AT&T Wireless (now part of Cingular), Sprint, U.S. Cellular, and Verizon Wireless.

          We derive our commercial revenues from three product lines:

          • SuperLink. In order to receive uplink signals from wireless handsets, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. To address this need, we offer the SuperLink product line for the receiver front-end of base stations. These products combine specialized filters using HTS technology with a proprietary cryogenic cooler and a cooled low-noise amplifier. The result is a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink products thereby offer significant advantages over conventional filter systems.

          • AmpLink. The recently introduced AmpLink is our lower-cost receiver front-end product designed specifically to address the sensitivity requirements of wireless base stations. The AmpLink is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers. The enhanced uplink provided by AmpLink 1900 improves PCS network coverage immediately and avoids the installation and maintenance costs associated with tower mounted amplifiers. As network interference increases, the AmpLink 1900 is easily upgradeable to include a SuperLink front-end, which uses HTS technology to maintain the same sensitivity improvement while eliminating the effects of increasing interference.

          • SuperPlex. SuperPlex, our antenna sharing solution, is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. Products in our SuperPlex line of high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. Relative to competing technologies, these products offer increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, fast and cost-effective network overlays. The SuperPlex product family offers network performance benefits synergistic with SuperLink.

          We began commercial production of the SuperFilter (the precursor to the SuperLink) in 1997. Our initial commercial sales of our SuperLink products were to small rural providers who had the most immediate need for range extension and coverage enhancement. We sold our first systems in the fourth quarter of 1997. In 2004, Verizon Wireless and ALLTEL accounted for 87% of our net commercial revenues. In the three months ended April 2, 2005, Verizon Wireless and ALLTEL accounted for 87% of our commercial revenues.

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

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of goodwill and long-lived assets, including intangible assets, income taxes, warranty obligations, and contingencies. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

          Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated in the past three years, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate and we may understate or overstate the provision required for excess and obsolete inventory.

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

          In connection with the acquisition of Conductus we recognized $20 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. The Company’s market capitalization is based the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares. If the fair value of the Company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2004, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $149.7 million which was in excess of the total book value of the Company. Therefore, our goodwill was not considered impaired. This goodwill will again be tested for impairment in the fourth quarter of 2005 or earlier if events occur which require an earlier assessment. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess. At April 2, 2005, the fair value of the Company based on its market capitalization had declined to $73.2 million, which is in excess of the total book value of the Company. If the market capitalization of the Company declines below the Company’s book value of its net assets before the next annual goodwill impairment test, and it is determined that the decline is other than temporary, then an impairment loss relating to the goodwill will be recognized for the amount of its carrying amount in excess of its implied fair value. Any future impairment of our goodwill could have a material adverse effect on our financial position and results of operations.

          We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis as of the fourth quarter of 2004 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long lived assets. During the first quarter of 2005, the market capitalization of the Company declined. If the market capitalization of the Company declines below the Company’s book value, and it is deemed other than temporary, then an impairment loss relating to the Company’s long lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.

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

          If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended
	April 3, 2004	April 2, 2005
Net loss:
As reported	$(5,910,000)	$(5,537,000)
Stock-based employee compensation included in net loss	—	—
Stock-based compensation expense determined under
fair value method	(1,668,000)	(1,724,000)

Pro forma	$(7,578,,000)	$(7,261,000)

Basic and Diluted Loss per Share
As reported	$(0.09)	$(0.05)
Stock-based compensation expense determined under fair value method	(0.02)	(0.02)

Pro forma	$(0.11)	$(0.07)

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

          We are currently involved as a defendant in a securities class action lawsuit. This matter is discussed below in “Legal Proceedings.” In February 2005 we settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers will pay $4.0 million into a settlement fund, and the Company will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The settlement remains subject to approval by the District Court. We recorded a liability in its December 31, 2004 consolidated financial statements for the proposed amount of the settlement of $4,050,000. Because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. These amounts were paid into the settlement fund in April 2005. We periodically reassess our potential liability as additional information becomes available. If we later determine that the probable loss is greater than our reserve or expected insurance proceeds, we would record an additional reserve for the potential additional loss. The ultimate amount of further losses, if any, could materially impact our results of operations, financial condition or cash flows.

Backlog

          Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $5.1 million at April 2, 2005, as compared to $730,000 at December 31, 2004.

We also had at April 2, 2005 remaining minimum purchase commitments totaling $5.3 million from one customer under a general purchase agreement. We expect to fulfill these commitments during 2005, but we did not include them in our backlog because the customer has not identified the product mix and/or scheduled delivery dates.

Results of Operations

Quarter Ended April 2, 2005 as compared to the Quarter Ended April 3, 2004

     Net revenues decreased by $1.0 million, or 20%, from $5.4 million in the first quarter of 2004 to $4.4 million in the first quarter of 2005. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.

     Net commercial product revenues increased to $3.8 million in the first quarter of 2005 from $3.2 million in the first quarter of 2004, an increase of $585,000, or 18%. The increase is primarily the result of a higher sales of our SuperPlex multiplexers and AmpLink products, partially offset by decreased sales of our SuperLink product due to lower average selling prices. Our two largest customers accounted for 87% of our net commercial revenues in the first quarter of 2005, which is comparable to the first quarter in 2004. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

     Government contract revenues decreased to $571,000 in the first quarter of 2005 from $2.2 million in the first quarter of 2004, a decrease of $1.7 million, or 75%. This decrease is primarily attributable to the completion of contracts in 2004 that have not been replaced.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $4.2 million for the first quarter of 2005 compared to $3.8 million for the first quarter of 2004, an increase of $416,000, or 11%. Increased costs result primarily from increased units shipments and changes in overhead absorption. Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

     The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	April 3, 2004		April 2, 2005
	(Dollars in thousands)

Net commercial product sales	$3,183	100.0%	$3,768	100.0%
Total cost of commercial product sales	3,783	118.9%	4,199	111.4%

Gross profit	$(600)	(18.9%)	$(431)	(11.4%)

     We had a negative gross profit of $431,000 in the first quarter of 2005 from the sale of our commercial products as compared to a negative gross profit of $600,000 in the first quarter of 2004. We experienced negative gross profits in the first quarters of 2004 and 2005 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also impacted by charges for excess and obsolete inventory of approximately $90,000 in the first quarter of 2005 and 2004. We regularly review inventory quantities on hand and provided an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margins in the first quarter of 2005 were favorably impacted by lower manufacturing overhead expenses resulting from our restructuring efforts.

     Contract research and development expenses totaled $683,000 in the first quarter of 2005 as compared to $1.5 million in the first quarter of 2004. These decreases were the result of lower expenses associated with performing a fewer number of government contracts offset by higher expenses associated with completing two contracts.

     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.2 million in the first quarter of 2005 as compared to $1.3 million in the same quarter of the prior year. The decrease is due to reduced commercial products development and cost reduction efforts.

     Selling, general and administrative expenses totaled $3.8 million in the first quarter of 2005, as compared to $4.6 million in the first quarter of the prior year. The decrease from 2004 results primarily from lower ISCO litigation expenses, the closure of our Sunnyvale facility and lower expenses resulting from restructuring activities. These decreases were partially offset by higher legal expenses associated with the class action lawsuit and higher expenses related to the retirement benefits to be paid to our former President and Chief Executive Officer.

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

     During the three months ended April 2, 2005, the Company implemented another restructuring program and reduced its workforce by another 26 positions.

     The following table summarizes our actual restructuring charges for the first quarter of 2005 and our estimated charges for the remainder of 2005 relating to the actions taken in 2004 and the first quarter of 2005:

	Actual	Additional
	Restructuring	Charges To Be
	Charges for	Incurred In
	the First	2005 for Prior
	Quarter of	Restructuring
	2005	Activities

Severance costs	$118,000	$—
Facility consolidation costs	5,000	—
Employee relocation cost	10,000	40,000

Total	$133,000	$40,000
Severance costs included in cost of goods sold	49,000	—

Expense included in operating expenses	$84,000	$40,000

     Interest income increased in the first quarter of 2005, as compared to the prior year, primarily because we had more cash available for investment.

     Interest expense in the first quarter of 2005 decreased to $39,000, as compared to the prior year, because of lower borrowings.

     We had a net loss of $5.5 million for the quarter ended April 2, 2005, as compared to $5.9 million in the same period last year.

     The net loss available to common shareholders totaled $0.05 per common share in the first quarter of 2005, as compared to $0.09 per common share in the same period last year.

Liquidity and Capital Resources

     Cash Flow Analysis

     As of April 2, 2005, we had working capital of $11.2 million, including $7.5 million in cash and cash equivalents, as compared to working capital of $16.1 million at December 31, 2004, which included $12.8 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.

     Cash and cash equivalents decreased by $5.3 million from $12.8 million at December 31, 2004 to $7.5 million at April 2, 2005. Cash was used in operations, for the purchase of property and equipment, for the payment of short and long-term borrowings and for the payment of common stock offering expenses. These uses were partially offset by cash proceeds received from new borrowings on our line of credit. Cash and cash equivalents decreased by $7.2 million to $3.9 million in the three month period ended April 3, 2004. Cash was used in operations, the purchase of property and equipment payment of short and long-term borrowings. These uses were partially offset by cash proceeds received from new borrowings on our line of credit and cash proceeds from the exercise of options and warrants.

     Cash used in operations totaled $4.2 million in the first quarter of 2005. We used $4.6 million to fund the cash portion of our net loss. We also used cash to fund a $247,000 increases in other assets and accounts payable payments. These uses were offset by cash generated from the collection of accounts receivable and lower inventory and prepaid balances totaling $605,000. Cash used in operations totaled $3.9 million in the first quarter of 2004. We used $5.0 million to fund the cash portion of our net loss. We also used cash to fund a $5.2 million increase in inventory, patents and licenses and other assets and accounts payable payments. Inventory increased in the first quarter of 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable and from the decline in other assets which totaled $6.3 million.

     Net cash used in investing activities totaled $33,000 in the first quarter of 2005 as compared to $1.1 million in the first quarter of last year. These expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity.

     Net cash used in financing activities totaled $1.1 million in the first quarter of 2005. Cash used to pay down our line of credit and long term debt totaled $294,000. Cash was also used to pay $797,000 of offering expenses related to the sale of common stock in November 2004. Net cash used in financing activities totaled $2.2 million in the first quarter of 2004. Net payments against our line of credit and payment against our long-term debt totaled $2.7 million. This was partially offset by cash received from the exercise of warrants and options.

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

     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires June 15, 2006 The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (5.75% at April 2, 2005) plus 2.50% subject to a minimum monthly charge. Outstanding amounts under this borrowing facility at April 2, 2005 totaled $662,000. The amount outstanding is repaid upon collection of the underlying accounts receivable. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

     Contractual Obligations and Commercial Commitments

     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:

•	Capital Lease Obligations

     Our capital lease obligations are for property and equipment and total $70,000 at April 2, 2005.

•	Operating Lease Obligations

     Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. At April 2, 2005, the remaining Sunnyvale lease obligations totaled $1.1 million and are due in monthly installments through February 2006. We consolidated the Sunnyvale operations into our Santa Barbara facility in 2004 and recorded a liability for the present value of the remaining obligations under the Sunnyvale leases. We included these liabilities in the financial statements under Accrued Liabilities and Other Long Term Liabilities.

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

•	Quantitative Summary of Contractual Obligations and Commercial Commitments

     At April 2, 2005, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$70,000	$38,000	$32,000	$—	$—
Operating leases	9,677,000	2,306,000	2,448,000	2,609,000	2,314,000
Minimum license commitment	2,250,000	150,000	300,000	300,000	1,500,000
Fixed asset and inventory purchase commitments	1,604,000	1,604,000	—	—	—

Total contractual cash obligations	$13,601,000	$4,098,000	$2,780,000	$2,909,000	$3,814,000

     Capital Expenditures

     We plan to invest approximately $450,000 in fixed assets during the remainder of 2005.

     Future Liquidity

     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe our existing cash resources, together with our line of credit and a planned inventory reduction, will be sufficient to fund our planned operations for at least the next twelve months. We have more inventory than required for current sales volumes and plan to use our excess inventory as a material source of funding in 2005. We believe the key factors to our liquidity in 2005 will be our ability to successfully execute on our plans to increase sales levels and to convert excess inventory to cash. There is no assurance that the Company will be able to increase sales levels or to sell excess inventory, Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.

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

     In the last several years, we have raised money from investors to cover our operating losses through public and private offerings. Our ability to continue to raise funds using these methods may be adversely impacted by NASDAQ listing issues. Our continued NASDAQ listing requires us to maintain a minimum stock price of $1 per share. Our stock traded below $1 per share for 30 consecutive business days prior to April 4, 2005. We received a notice of potential delisting from the Nasdaq Stock Market on that date and have been provided until October 3, 2005 to regain compliance with the NASDAQ minimum price rule. If we cannot demonstrate compliance with the minimum price rule by that date, we may request a transfer to the Nasdaq SmallCap Market (presuming we continue to meet the initial listing criteria except for the minimum price requirement) and secure an additional 180 calendar day compliance period which is typically provided to SmallCap issuers. In order to maximize our options for addressing this problem, we are submitting a request to our stockholders at the 2005 annual meeting for discretionary authority over the next year to implement a reverse stock split in the range of 1-for-2 to 1-for-10. The annual meeting is scheduled for May 25, 2005, and we have mailed our proxy statement to the stockholders.

     Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

     Our independent registered public accounting firm has included in their audit report for fiscal 2004 an explanatory paragraph expressing doubt about our ability to continue as a going concern. They included a similar explanatory paragraph in their audit report for 2002 and 2003. In 2004, we incurred a net loss of $31.2 million and had negative cash flows from operations of $21.6 million. In response, we reduced direct and indirect labor and continued to cut fixed costs. We also consolidated our Sunnyvale operations into our Santa Barbara facility and accelerated the implementation of a new, lower cost wafer deposition process. In the first quarter of 2005 we incurred a net loss of $5.5 million and had negative cash flows from operations of $4.2 million. We are continuing to look for opportunities to reduce expenses and generate cash.

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

Future Accounting Requirements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, and amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position and results of operations.

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

     Please read the section in our 2004 Annual Report on Form 10-K entitled “Business — Additional Factors That May Affect Our Future Results” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There was no material change in our exposure to market risk at April 2, 2005 as compared with our market risk exposure on December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2004 Annual Report on Form 10-K.

Item 4. Disclosure Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded that they were effective as of April 2, 2005.

     Changes in Internal Controls

     There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f)) during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

     The Company was engaged in a patent dispute with ISCO International, Inc. relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO filed a complaint on July 17, 2001 in the United States District Court for the District of Delaware against us and our wholly-owned subsidiary, Conductus, Inc. The ISCO complaint alleged that our SuperFilter product and Conductus’ ClearSite® product infringe ISCO’s patent. The matter went to trial on March 17, 2003.

     On April 3, 2003, the jury returned a unanimous verdict that our SuperFilter product does not infringe the patent in question, and that ISCO’s patent is invalid and unenforceable. The jury also awarded us $3.8 million in compensatory damages based upon a finding that ISCO engaged in unfair competition and acted in bad faith by issuing press releases and contacting our customers asserting rights under this patent.

     On April 17, 2003, the Company filed a Motion for Attorneys’ Fees and Disbursements, in which it asked the court to award it it’s attorneys’ fees and other litigation expenses. On the same date, ISCO filed a motion, asking the court to overturn the verdict and grant a new trial. In August 2003, the court rejected ISCO’s request to overturn the jury’s verdict that the patent is invalid and not infringed by the SuperFilter product, and accepted the jury’s verdict that the patent is unenforceable because of inequitable conduct committed by one of the alleged inventors. ISCO subsequently filed a notice of appeal as to this portion of the court’s decision. The court overturned the jury’s verdict of unfair competition and bad faith on the part of ISCO and the related $3.8 million compensatory damage award to us, and also denied our request for reimbursement of our legal fees associated with the case. The Company filed a notice of appeal as to this portion of the court’s decision.

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

     In February 2005 the Company settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers will pay $4.0 million into a settlement fund, and the Company will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The settlement remains subject to approval by the District Court. The Company recorded a liability in its December 31, 2004 consolidated financial statements for the proposed amount of the settlement of $4,050,000. Because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. These amounts were paid into the settlement fund in April 2005.

Item 5. Other Information

(a) Additional Disclosures

     None

(b) Stockholder Nominations

     There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors. Please see the discussion of our procedures under the heading “Board Meetings and Committees” on pages 4 and 5 of our 2005 Proxy Statement available online at www.sec.gov.

Item 6. Exhibits

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)
3.3	Bylaws of the Registrant (3)
3.4	Certificate of Amendment of Bylaws dated May 17, 2001 (2)
3.5	Certificate of Amendment of Bylaws dated August 8, 2001 (2)
4.1	Form of Common Stock Certificate (4)
4.2	Third Amended and Restated Stockholders Rights Agreement (3)

Number	Description of Document
4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)
4.4	Registration Rights Agreement to United States Cellular Corporation (5)
4.5	Form of Warrant to United States Cellular Corporation (5)
4.6	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)
4.7	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)
4.8	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)
4.9	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)
4.10	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)
4.11	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)
4.12	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)
4.13	Registration Rights Agreement, dated March 6, 2002 (8)
4.14	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)
4.15	Registration Rights Agreement dated October 10, 2002 (9)
4.16	Warrants to Purchase Common Stock dated October 10, 2002 (9)
4.17	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)
4.18	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)
4.19	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)
4.20	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *
4.21	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)
4.22	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)
4.23	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)
4.24	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)
4.25	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)
4.26	Form of Warrant (16)
4.27	Form of Registration Rights Agreement (16)
4.28	Agility Capital Warrant dated May 2004 (17)
4.29	Silicon Valley Bank Warrant dated May 2004(17)
10.1	Employment Agreement with Terry White
10.2	Non-Employee Director Compensation Plan
10.3	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 29, 2005 (18)
10.4	Settlement Agreement – Class Action
31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002
31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 Reg. 333-89184).

(18)	Incorporated by reference from Registrants’ Form 8-K dated March 29, 2005

*	Confidential treatment has been previously granted for certain portions of these exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 6, 2005	/s/ Martin S. McDermut

Martin S. McDermut
Senior Vice President, Chief Financial Officer and Secretary

/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
President and Chief Executive Officer