Form 10-Q
period 2005-07-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2005-08-08
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
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
As of August 1, 2005 there were 107,711,026 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended July 2, 2005

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net revenues:
Net commercial product revenues	$4,552,000	$7,581,000	$7,735,000	$11,349,000
Government and other contract revenues	1,752,000	972,000	3,993,000	1,543,000
Sub license royalties	8,000	—	28,000	15,000

Total net revenues	6,312,000	8,553,000	11,756,000	12,907,000

Costs and expenses:
Cost of commercial product revenues	5,576,000	5,801,000	9,359,000	10,000,000
Contract research and development	1,165,000	1,048,000	2,677,000	1,731,000
Other research and development	1,142,000	775,000	2,481,000	1,936,000
Selling, general and administrative	4,336,000	2,850,000	8,953,000	6,632,000
Restructuring expenses and impairment charges	1,967,000	144,000	1,967,000	228,000

Total costs and expenses	14,186,000	10,618,000	25,437,000	20,527,000

Loss from operations	(7,874,000)	(2,065,000)	(13,681,000)	(7,620,000)

Interest income	23,000	53,000	47,000	110,000
Interest expense	(1,033,000)	(34,000)	(1,160,000)	(73,000)

Net loss	$(8,884,000)	$(2,046,000)	$(14,794,000)	$(7,583,000)

Basic and diluted loss per common share	$(0.11)	$(0.02)	$(0.20)	$(0.07)

Weighted average number of common shares outstanding	79,166,809	107,711,026	73,994,379	107,711,026

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	July 2,
	2004	2005
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$12,802,000	$6,741,000
Accounts receivable, net	1,434,000	1,012,000
Inventory, net	9,327,000	6,311,000
Insurance settlement receivable	4,000,000	—
Prepaid expenses and other current assets	906,000	991,000

Total Current Assets	28,469,000	15,055,000

Property and equipment, net of accumulated depreciation of $15,189,000 and $16,425,000, respectively	10,303,000	8,940,000
Patents, licenses and purchased technology, net of accumulated amortization of $768,000 and $931,000, respectively	2,833,000	2,712,000
Goodwill	20,107,000	20,107,000
Other assets	646,000	410,000

Total Assets	$62,358,000	$47,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$938,000	$—
Accounts payable	2,691,000	1,599,000
Accrued expenses	4,601,000	3,259,000
Legal settlement liability	4,050,000	—
Current portion of capitalized lease obligations and long term debt	43,000	20,000

Total Current Liabilities	12,323,000	4,878,000

Capitalized lease obligations and long term-debt	33,000	24,000
Other long term liabilities	753,000	648,000

Total Liabilities	13,109,000	5,550,000

Commitments and contingencies-Notes 6, 8 and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 107,711,026 shares issued and outstanding	108,000	108,000
Capital in excess of par value	196,983,000	196,991,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(147,022,000)	(154,605,000)

Total Stockholders’ Equity	49,249,000	41,674,000

Total Liabilities and Stockholders’ Equity	$62,358,000	$47,224,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2004 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2004	July 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,794,000)	$(7,583,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,757,000	1,454,000
Non-cash restructuring and impairment charges	1,834,000	137,000
Warrant and options charges	893,000	7,000
Provision for excess and obsolete inventories	178,000	180,000
Forgiveness of note receivable	—	150,000
Changes in assets and liabilities:
Accounts receivable	6,912,000	422,000
Inventory	(5,100,000)	2,836,000
Prepaid expenses and other current assets	(567,000)	36,000
Patents, licenses and purchased technology	(218,000)	(43,000)
Other assets	30,000	(34,000)
Accounts payable, accrued expenses and other long-term liabilities	(2,957,000)	(1,792,000)

Net cash used in operating activities	(12,032,000)	(4,230,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,326,000)	(64,000)

Net cash used in investing activities	(1,326,000)	(64,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	4,577,000	662,000
Payments on short-term borrowings	(7,110,000)	(1,600,000)
Payments on long-term obligations	(611,000)	(32,000)
Proceeds from sale of common stock and exercise of stock options and warrants	17,241,000	—
Payment of common stock issuance costs	—	(797,000)

Net cash provided by (used in) financing activities	14,097,000	(1,767,000)

Net increase/(decrease) in cash and cash equivalents	739,000	(6,061,000)
Cash and cash equivalents at beginning of period	11,144,000	12,802,000

Cash and cash equivalents at end of period	$11,883,000	$6,741,000

See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Superconductor Technologies Inc. (the “Company”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high performance infrastructure products for wireless voice and data applications. The Company’s commercial products are divided into three distinct product families: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). The Company’s research and development contracts are used as a source of funds for its commercial technology development. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts.
     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the six months ended July 3, 2004 and July 2, 2005, government related contracts account for 34% and 12%, respectively, of the Company’s net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended July 2, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In 2004, the Company incurred a net loss of $31,217,000 and negative cash flows from operations of $21,580,000. In response, the Company reduced direct and indirect labor and cut fixed costs. The Company also consolidated its operations in Sunnyvale into its Santa Barbara facility and accelerated the implementation of a new lower cost wafer deposition process. In the first half of 2005, the Company incurred a net loss of $7,583,000 and negative cash flows from operations of $4,230,000.
     The principal sources of the Company’s liquidity consists of existing cash balances and funds expected to be generated from future operations. Based on current forecasts, the Company believes that its existing cash resources, together with its line of credit and a planned inventory reduction, will be sufficient to fund its planned operations for at least the next twelve months. The Company has more inventory than required for current sales volumes and plans to use its excess inventory as a material source of funding. The Company believes the key factors to its liquidity will be its ability to successfully execute on its plans to increase sales levels and to continue converting excess inventory to cash. There is no assurance that the Company will be able to increase sales levels or to continue selling excess inventory. Its cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
Principles of Consolidation
     The interim condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements.
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
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expense.
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
Marketing Costs
     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six month periods ended July 3, 2004 and July 2, 2005.
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
     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005

Net loss:
As reported	$(8,884,000)	$(2,046,000)	$(14,794,000)	$(7,583,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,600,000)	(451,000)	(3,200,000)	(2,373,000)

Pro forma	$(10,484,000)	(2,497,000)	$(17,994,000)	(9,956,000)

Basic and Diluted Loss per Share
As reported	$(0.11)	$(0.02)	$(0.20)	$(0.07)
Stock-based compensation expense determined under fair value method	(0.02)	—	(0.04)	(0.02)

Pro forma	$(0.13)	$(0.02)	$(0.24)	$(0.09)

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
     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2004, ALLTEL and Verizon Wireless accounted for 87% of our net commercial revenues and 61% of accounts receivable. In the six months ended July 2, 2005, ALLTEL and Verizon Wireless accounted for 94% of our commercial revenues and 86% of accounts receivable. The loss of, or reduction in, sales to either of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123( R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for interim periods or annual periods beginning after June 15, 2005. The effective date was subsequently amended to annual periods beginning after June 15, 2005. The new standard will require the Company beginning January 1, 2006 to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R ) will have on its results of operations and earnings per share.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.
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
     Advances bear interest at the prime rate (6.25% at July 2, 2005) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at July 2, 2005.
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
4. Retirement of the Company’s Chief Executive Officer
     Effective March 15, 2005, the Company’s Chief Executive Officer and President retired. In connection with the retirement, the Company agreed to the continuation of his salary and benefits for one year and to immediately vest and extend all his outstanding stock options and the Executive agreed to provide certain consulting services for one year. In connection with the retirement, a $150,000 loan made to the Company’s Chief Executive Officer in 2001, and in accordance with the existing terms of a promissory note which were in effect prior to the adoption of the Sarbanes-Oxley Act of 2002, was forgiven. In connection with the Chief Executive Officer’s retirement, the Company recognized expense of $565,000 in the three month period ended April 2, 2005, and no additional expense in the three month period ended July 2, 2005.

5. Stockholders’ Equity
Stock Options
     At the Company’s 2005 Annual Meeting stockholders approved an increase in the total shares available for grants under the 2003 Equity Plan from 6,000,000 shares of common stock to 12,000,000 shares of common stock. The stockholders also approved a corresponding increase in the related sublimits under the plan.
     During the six months ended July 2, 2005, the Company’s President and Chief Executive Officer, as well as another board member, retired. In connection with these retirements, the Company modified the terms of all the stock options held by these individuals to fully vest them and to extend the term until the earlier of the fifth anniversary of the retirement or the normal expiration date. Since these options had no intrinsic value at the date of modification, the modifications did not impact the Company’s Statement of Operations.
     In connection with the employment agreement of the Company’s new President and Chief Executive Officer, the Company granted a stock option for 2,400,000 shares of stock. The stock option was granted at 100% of the market value on the date of grant and vests over four years, beginning one year after the date of grant and expires ten years from the date of grant. Vesting of these options will accelerate in the event of an involuntary termination or change in control of the Company. The Company also hired a Vice President of Worldwide Sales early in the second quarter of 2005. The Company granted him an option for 1,000,000 shares of common stock. These options were granted at 100% of the market value on the date of the grant.
     The following is a summary of stock option transactions under the Company’s stock option plans at July 2, 2005:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2004	9,467,248	$0.84 - $49.375	$5.521	5,001,189	$6.202
Granted	3,591,500	$0.67 - $ 1.33	$0.811
Exercised	—	—	—
Canceled	(1,116,733)	$1.00 - $49.375	$4.41

Balance at July 2, 2005	11,942,015	$0.67 - $49.375	$4.206	6,645,182	$6.426
     The outstanding options expire by the end of July 2015. The exercise prices for these options range from $0.67 to $49.375 per share, for an aggregate exercise price of approximately $50.2 million. At July 2, 2005, there were 4,140,441 shares of common stock available for granting future options.
     The fair value of these options for purposes of the pro forma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended July 3, 2004 and July 2, 2005: dividend yields of zero percent in each quarter; expected volatilities of 112% and 95%, respectively; risk-free interest rates of 3.99% and 4.28%, respectively; and expected life of 4.0 years in each quarter.
Warrants
     The following is a summary of outstanding warrants at July 2, 2005:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrant related to issuance of Series E Preferred Stock	1,204,327	$18.91	September 29, 2005**
Warrants related to issuance of common stock	397,857	5.50	March 10, 2007
	1,406,581	1.19	December 17, 2007*
	1,162,790	2.90	June 24, 2008*
Warrants related to April 2004 Bridge Loans	633,562	1.46	April 28, 2011* **
	100,000	1.85	April 28, 2011*
Warrants assumed in connection with the Conductus,	72,756	22.383	August 7, 2005
Inc. acquisition	1,095,000	4.583	September 27, 2007
	6,000	31.25	September 1, 2007

Total	6,078,873

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain antidilution adjustment provisions.
6. Legal Proceedings
Patent Litigation
     We were engaged in a patent dispute with ISCO International, Inc. from July 2001 to May 2005 relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO alleged that some of our HTS products infringed the ISCO patent. We prevailed at trial. The jury returned a unanimous verdict that our products did not infringe the ISCO patent and that the ISCO patent is invalid and unenforceable. The jury’s verdict was upheld on appeal, and we do not expect any further legal action related to this matter.
     Litigation expenses on the ISCO matter totaled $186,000 and $413,000 for the three and six month periods ended July 3, 2004 and credits of $94,000 and $49,000 for the three and six month periods ended July 2, 2005, respectively.
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
     Litigation expenses on this matter totaled $21,000 and $237,000 for the three and six month periods ended July 2, 2005, respectively and $51,000 for the three and six month periods ended July 3, 2004.
Derivative Lawsuit
     The Company and certain of our current and former directors and officers were named as defendants in a derivative lawsuit filed in California Superior Court (Santa Barbara County) in June 2005. The complaint is styled as a shareholder derivative action brought for the benefit of the corporation against its directors and officers. The complaint seeks to recover damages on behalf of the corporation from the named directors and officers for alleged breaches of fiduciary duty, waste and mismanagement. The plaintiff bases his allegations primarily on the fact that we did not achieve our forecasted revenue guidance for the first quarter of 2004. The underlying factual allegations are generally the same as those in the recently settled class action. The Company believes the allegations are without merit. The Company is a “nominal” defendant and would not be liable for any damage award. However, The Company is required to advance defense costs to the individual defendants pursuant to the Company’s Articles of Incorporation and By-laws, the Delaware General Corporation Law and existing indemnification agreements and therefore may incur legal costs related to this lawsuit depending on the extent to which the Company’s D&O insurance covers such costs. Further, if the outcome is unfavorable to any of the named directors or officers, the Company’s reputation and share price could be adversely affected.
Routine Litigation
     The Company is also involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operation of the Company.
7. Earnings Per Share
     The computation of per share amounts for the three and six month periods ended July 3, 2004 and July 2, 2005 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 15,791,581 and 18,020,888 shares of common stock during the three and six month periods ended July 3, 2004 and July 2, 2005, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
8. Commitments and Contingencies
Operating Leases
     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next seven years. Generally, these leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.
     Rent expenses totaled $335,000 and $646,000 for the three and six month periods ended July 3, 2004 and $297,000 and $593,000 for the three and six month periods ended July 2, 2005, respectively.
Capital Leases
     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 14.95%.
Patents and Licenses
     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three and six months ended July 3, 2004, royalty expense totaled $159,000 and $275,000, respectively. For the three and six months ended July 2, 2005, royalty expense totaled $45,000 and $93,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2005	$150,000	$1,203,000	$14,000
2006	150,000	1,406,000	22,000
2007	150,000	1,234,000	15,000
2008	150,000	1,271,000	—

2009	150,000	1,315,000	—

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Thereafter	1,500,000	2,652,000	—

Total payments	$2,250,000	$9,081,000	51,000

Less: amount representing interest			(7,000)

Present value of minimum lease			44,000

Less current portion			(20,000)

Long term portion			$24,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. In 2004, the Company completed closure of its Sunnyvale facility. A liability totaling $279,000 was recognized representing the present value of the remainder of the lease commitment was recorded. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs. As of July 2, 2005, the remaining minimum lease commitments on these operating leases totaled $793,000 and are included in the above commitment table. At July 2, 2005, the present value of the remaining liability related to the abandoned leases totaled $779,000. These amounts are included in accrued liabilities.
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
     A description of significant contractual guarantees and indemnities existing as of July 2, 2005 is included below.
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
Short Term Borrowings
     Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this borrowing facility at July 2, 2005.
Contractual Contingency
     The Company has a contract to deliver several custom products to a government contractor. The Company is unable to manufacture the products for technical reasons. The Company has discussed the problem with the contractor and its government customer. They are considering the problem, and further discussions are expected. The Company does not believe that a loss, if any, is reasonably estimable at this time and therefore has not recorded any liability relating to this matter. The Company will periodically reassess our potential liability as additional information becomes available. If it later determines that a loss is probable and the amount reasonably estimable, the Company will record a reserve for the potential loss.
10. Restructuring Expenses
     During 2004, the Company implemented several restructuring programs to streamline its operations and reduce its cost structure. During the three months ended April 2, 2005, the Company implemented another restructuring program and reduced its workforce by another 26 positions and vacated a portion of its leased its facility.
     A summary of the restructuring charges for the three and six months ended July 2, 2005 is as follows:

	Quarter and Six
	Months Ended	Quarter ended July	Six Months Ended
	July 3, 2004	2, 2005	July 2, 2005

Severance costs	$679,000	$60,000	$178,000

Fixed assets write-off	783,000	137,000	137,000

Purchased technology write off	1,051,000	—	—

Facility consolidation costs	—	1,000	6,000

Employee relocation cost	—	6,000	16,000

Total	$2,513,000	$204,000	337,000

Severance costs included in cost of goods sold	(546,000)	(60,000)	(109,000)

Restructuring expenses	$1,967,000	$144,000	$228,000

11. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	December 31,	July 2,
	2004	2005
Accounts receivable:
Accounts receivable-trade	$1,043,000	$713,000
U.S. government accounts receivable-billed	468,000	373,000
Less: allowance for doubtful accounts	(77,000)	(74,000)

	$1,434,000	$1,012,000

	December 31,	July 2,
	2004	2005
Inventories:
Raw materials	$3,954,000	$3,575,000
Work-in-process	3,441,000	3,085,000
Finished goods	7,334,000	4,480,000
Less inventory reserve	(5,402,000)	(4,829,000)

	$9,327,000	$6,311,000

	December 31,	July 2,
	2004	2005
Property and Equipment:
Equipment	$18,805,000	$18,265,000
Leasehold improvements	6,236,000	6,649,000
Furniture and fixtures	451,000	451,000

	25,492,000	25,365,000
Less: accumulated depreciation and amortization	(15,189,000)	(16,425,000)

	$10,303,000	$8,940,000

     At December 31, 2004 and July 2, 2005, equipment includes $237,000 of assets financed under capital lease arrangements, net of $163,000 and $199,000 of accumulated amortization, respectively. Depreciation expense amounted to $671,000 and $1,333,000 for the three and six month periods ended July 3, 2004 and $631,000 and $1,286,000 for the three and six month periods ended July 2, 2005, respectively. Depreciation expense is expected to total $1.3 million for the remainder of 2005, $2.3 million, $1.9 million, $1.4 million and $1.0 million in each of the years 2006, 2007, 2008, and 2009, respectively.

	December 31,	July 2,
	2004	2005
Patents and Licenses:
Patents pending	$433,000	$417,000

Patents issued	899,000	957,000
Less accumulated amortization	(203,000)	(231,000)

Net patents issued	696,000	726,000

Licenses	563,000	563,000
Less accumulated amortization	(33,000)	(50,000)

Net licenses	530,000	513,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(532,000)	(650,000)

Net purchased technology	1,174,000	1,056,000

	$2,833,000	$2,712,000

     Amortization expense related to these items totaled $216,000 and $423,000 for the three and six month periods ended July 3, 2004 and $82,000 and $164,000 for the three and six month periods ended July 2, 2005, respectively. Amortization expenses are expected to total $169,000 for the remainder of 2005, $345,000 in 2006 and $350,000 in each of the years 2007, 2008 and 2009.

	December 31,	July 2,
	2004	2005
Accrued Expenses and Other Long Term
Liabilities:
Compensation related	$1,285,000	$1,456,000
Warranty reserve	419,000	578,000
Lease abandonment costs	1,336,000	779,000
Product line exit costs	885,000	429,000
Severance costs	36,000	32,000
Other	1,393,000	633,000

	5,354,000	3,907,000
Less current portion	(4,601,000)	(3,259,000)

Long term portion	$753,000	$648,000

	For the six months ended,
	July 3,	July 2,
	2004	2005
Warranty Reserve Activity:
Beginning balance	$494,000	$419,000
Additions	40,000	92,000
Deductions	—	(74,000)
Change in estimate relating to previous warranty accruals	—	141,000

Ending balance	$534,000	$578,000

Unfavorable Lease Costs:
Beginning balance	$823,000	$—
Additions	—	—
Deductions	(174,000)	—
Transfer to lease abandonment costs	—	—

Ending balance	$649,000	$—

Lease Abandonment Costs:
Beginning balance	$1,329,000	$1,336,000
Additions	—	—
Transfers from unfavorable lease costs	—	—
Deductions	(340,000)	(557,000)

Ending balance	$989,000	$779,000

Product Line Exit Costs:
Beginning balance	$913,000	$885,000
Additions	—	—
Deductions	(73,000)	(456,000)

Ending balance	$840,000	$429,000

	For the six months ended,
	July 3,	July 2,
	2004	2005
Severance Costs:
Beginning balance	$285,000	$36,000
Additions	213,000	198,000
Deductions	(266,000)	(202,000)

Ending balance	$232,000	$32,000

Supplemental Cash Flow Information

	For the six months ended
	July 3, 2004	July 2, 2005
Non-cash operating activities

Settlement of insurance receivable	—	$4,000,000
Settlement of legal liability	—	$4,000,000
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We develop, manufacture and market high performance infrastructure products for wireless voice and data applications. Wireless carriers face many challenges in today’s competitive marketplace. Minutes of use (MOUs) are skyrocketing. Budgets for capital and operating expenses are painfully tight. And wireless users now expect the same quality of service from their mobile devices as from their landline phones. We help wireless carriers meet these challenges by “doing more with less.”
     Our products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. SuperLink, our original product, incorporated patented high-temperature superconductor (HTS) technology to create a receiver front-end that enhances network performance. Today, we are leveraging our expertise and proprietary technology in RF engineering to expand our product line beyond HTS technology. We believe our RF engineering expertise provides us with a significant competitive advantage in the development of high performance, cost-effective solutions for the front end of wireless telecommunications networks.
     SuperLink Solutions are divided into three distinct product families:
     •      SuperLink. In order to receive uplink signals from wireless handsets, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. SuperLink combines HTS filters with a proprietary cryogenic cooler and a cooled low-noise amplifier. The result is a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). We believe that SuperLink offers significant advantages over conventional filter systems.
     •     AmpLink. AmpLink is our lower-cost receiver front-end product designed specifically to address the sensitivity requirements of wireless base stations. The AmpLink is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers. Ground-mounted solutions eliminate the installation and maintenance costs associated with tower mounted amplifiers.
     •      SuperPlex. SuperPlex, our antenna sharing solution, is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. SuperPlex high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. Relative to competing technologies, we believe these products offer increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, fast and cost-effective network overlays.
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, AT&T Wireless (now part of Cingular), Sprint, U.S. Cellular, and Verizon Wireless. We have a concentrated customer base. Verizon Wireless and ALLTEL accounted for 85% of our commercial revenues in

2003, 87% of our commercial revenues in 2004 and 94% of our commercial revenues for the six months ended July 2, 2005. We plan to expand our customer base by selling directly to manufacturers of base station equipment, but we cannot assure that this effort will be successful.
     We also generate significant revenues from government contracts. However, in our business model, we use government contracts as a source of funds for our commercial technology development. We primarily pursue government research and development contracts which compliment our commercial product development. In other words, we undertake government contract work which has the potential to add to or improve our commercial product line. These contracts often yield valuable intellectual property relevant to our commercial business. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property for the United States.
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
     In connection with the acquisition of Conductus we recognized $20 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. The Company’s market capitalization is based the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares. If the fair value of the Company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2004, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $149.7 million which was in excess of the total book value of the Company. Therefore, our goodwill was not considered impaired. This goodwill will again be tested for impairment in the fourth quarter of 2005 or earlier if events occur which require an earlier assessment. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess. At July 2, 2005, the fair value of the Company based on its market capitalization had declined to $67.9 million, which is in excess of the total book value of the Company. If the market capitalization of the Company declines below the Company’s book value of its net assets before the next annual goodwill impairment test, and it is determined that the decline is other than temporary, then an impairment loss relating to the goodwill will be recognized for the amount of its carrying amount in excess of its implied fair value. Any future impairment of our goodwill could have a material adverse effect on our financial position and results of operations.
     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis as of the fourth quarter of 2004 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long lived assets. During the first half of 2005, the market capitalization of the Company declined. If the market capitalization of the Company declines below the Company’s book value, and it is deemed other than temporary, then an impairment loss relating to the Company’s long lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.
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
     If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net loss:
As reported	$(8,884,000)	$(2,046,000)	$(14,794,000)	$(7,583,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,600,000)	(451,000)	(3,200,000)	(2,373,000)

Pro forma	$(10,484,000)	(2,497,000)	$(17,994,000)	(9,956,000)

Basic and Diluted Loss per Share
As reported	$(0.11)	$(0.02)	$(0.20)	$(0.07)
Stock-based compensation expense determined under fair value method	(0.02)	—	(0.04)	(0.02)

Pro forma	$(0.13)	$(0.02)	$(0.24)	$(0.09)

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
     We are currently involved as a defendant in a securities class action lawsuit and a derivative lawsuit. These matters are discussed below in “Legal Proceedings.” In February 2005 we settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers paid $4.0 million into a settlement fund, and the Company paid $50,000 of the costs of providing notice of the settlement to settlement class members. The settlement remains subject to approval by the District Court. We recorded a liability in its December 31, 2004 consolidated financial statements for the proposed amount of the settlement of $4,050,000. Because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. These amounts were paid into the settlement fund in April 2005. We periodically reassess our potential liability as additional information becomes available. If we later determine that the probable loss is greater than our reserve or expected insurance proceeds, we would record an additional reserve for the potential additional loss. The ultimate amount of further losses, if any, could materially impact our results of operations, financial condition or cash flows.
     We have a contract to deliver several custom products to a government contractor. We are unable to manufacture the products for technical reasons. We have discussed the problem with the contractor and its government customer. They are considering the problem, and we expect further discussions. We do not believe that a loss is reasonably estimable at this time and therefore have not recorded any liability relating to this matter. We will periodically reassess our potential liability as additional information becomes available. If we later determine that a loss is probable and the amount reasonably estimable, we would record a reserve for the potential loss.
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $333,000 at July 2, 2005, as compared to $730,000 at December 31, 2004. We also had at July 2, 2005 remaining minimum purchase commitments totaling $3.7 million from one customer under a general purchase agreement. We expect to fulfill these commitments during 2005, but we did not include them in our backlog because the customer has not identified the product mix and/or scheduled delivery dates.
Results of Operations
Quarter and six months ended July 2, 2005 as compared to the quarter and six months ended July 3, 2004
     Net revenues increased by $2.2 million, or 36%, from $6.3 million in the second quarter of 2004 to $8.6 million in the second quarter of 2005. Total net revenues increased by $1.2 million, or 10%, from $11.8 million in the first six months of 2004 to $12.9 million in the same period this year. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues increased to $7.6 million in the second quarter of 2005 from $4.6 million in the second quarter of 2004, an increase of $3.0 million, or 67%. For the first six months of 2005, net commercial product revenues increased $3.6 million to $11.3 million from $7.7 million in the same period last year, an increase of 47%. The increase is primarily the result of higher sales of our SuperPlex multiplexers and AmpLink products, partially offset by decreased sales of our SuperLink product due to lower average selling prices. Our two largest customers accounted for 94% of our net commercial revenues in the first half of 2005, as compared to 84% in the first half of 2004. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues decreased to $972,000 in the second quarter of 2005 from $1.8 million in the second quarter of 2004, a decrease of $780,000, or 45%. For the first six months of 2005, government contract revenues decreased to $1.5 million from $4.0 million in the same period last year, a decrease of $2.5 million, or 61%. This decrease is primarily attributable to the completion of contracts in 2004 that have not been replaced.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $5.8 million for the second quarter of 2005 compared to $5.6 million for the second quarter of 2004, an increase of $225,000, or 4%. For the first six months of 2005, the cost of commercial product revenues totaled $10.0 million as compared to $9.4 million for the first six months of 2004, an increase of $641,000, or 7%. Increased costs result primarily from increased units shipments and changes in overhead absorption partially off set by lower severance and fixed assets write off expenses. Severance and fixed assets write off expenses included in cost of goods sold totaled $60,000 and $109,000 in the three and six months ended July 2, 2005 as compared to $546,000 in the corresponding periods of last year.
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
     The following is an analysis of our commercial product gross profit and margins:

Dollars in thousands	Three Months Ended				Six Months Ended
	July 3,		July 2,		July 3,		July 2,
	2004		2005		2004		2005
Net commercial product sales	$4,552	100%	$7,581	100%	$7,735	100%	$11,349	100%
Cost of commercial product sales	5,576	122%	5,801	77%	9,359	121%	10,000	88%

Gross profit	$(1,024)	(22%)	$1,780	23%	$(1,624)	(21%)	$1,349	12%

     We had a positive gross profit of $1.8 million in the second quarter of 2005 from the sale of our commercial products as compared to a negative gross profit of $1.0 million in the second quarter of 2004. For the six months ended July 2, 2005 we had a positive gross margin of $1.3 million from the sale of our commercial products as compared to a negative gross margin of $1.6 million in the six months ended July 3, 2004. Gross profit improved in the second quarter and first half of 2005 primarily due to higher sales volumes, lower unabsorbed manufacturing overhead expenses and lower restructuring expenses. We experienced negative gross profits in the first quarter and first half of 2004 primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs and to a lesser extent because of higher severance and write off of fixed assets expenses. We regularly review inventory quantities on hand and provided an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $1.0 million in the second quarter of 2005 as compared to $1.2 million in the second quarter of 2004. These expenses totaled $1.7 million in the first half of 2005 and $2.7 million in the first half of 2004. These decreases were the result of lower expenses associated with performing a fewer number of government contracts offset by expenses on a contract for which no revenue was recognized. See contractual contingency description in footnote 9.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $775,000 in the second quarter of 2005 as compared to $1.1 million in the same quarter of the prior year and totaled $1.9 million in the first half of 2005 and $2.5 million in the first six months of 2004. The decrease is due to lower costs associated with commercial products development and cost reduction efforts.
     Selling, general and administrative expenses totaled $2.8 million in the second quarter of 2005, as compared to $4.3 million in the second quarter of the prior year. In the first six months of 2005, these expenses totaled $6.6 million as compared to $9.0 million in the same period last year. The decrease from 2004 results primarily from lower ISCO litigation and other legal expenses, the closure of our Sunnyvale facility and lower expenses resulting from restructuring activities. For the six months ended July 2, 2005, these decreases were partially offset by higher legal expenses associated with the class action lawsuit and higher expenses related to the retirement benefits to be paid to our former President and Chief Executive Officer.

     During 2004, we implemented several restructuring programs to streamline our operations and reduce our cost structure. During the six months ended July 2, 2005, we implemented another restructuring program and reduced our workforce by another 27 positions and vacated a portion of our leased facility in Santa Barbara.
     A summary of the restructuring charges for the three and six months ended July 2, 2005 is as follows:

				Additional
				Charges To
				Be Incurred
				In Remainder
				of 2005 for
	Quarter and Six		Six Months	Prior
	Months Ended	Quarter ended	Ended July 2,	Restructuring
	July 3, 2004	July 2, 2005.	2005	Activities

Severance costs	$679,000	$60,000	$178,000	—

Fixed assets write-off	783,000	137,000	137,000	—

Purchased technology write off	1,051,000	—	—	—

Facility consolidation costs	—	1,000	6,000	—

Employee relocation cost	—	6,000	16,000	$20,000

Total	$2,513,000	$204,000	337,000	—

Severance costs included in cost of goods sold	(546,000)	(60,000)	(109,000)	—

Restructuring expenses	$1,967,000	$144,000	$228,000	—

     Interest income increased in the second quarter and first half of 2005, as compared to the prior year, primarily because we had more cash available for investment and increased interest rates.
     Interest expense in the three months and six months ended July 2, 2005 amounted to $34,000 and $73,000, as compared to $1.0 million and $1.2 million in the three and six months ended July 3, 2004. Interest expense was higher in the prior year periods due to higher levels of borrowings and a non recurring $802,000 non-cash charge relating to warrants issued in connection with two bridge loans entered into in April 2004 and subsequently repaid.
     We had a net loss of $2.0 million for the quarter ended July 2, 2005, as compared to $8.9 million in the same period last year. For the six months ended July 2, 2005, our loss totaled $7.6 million as compared to $14.8 in the same period last year.
     The net loss available to common shareholders totaled $0.02 per common share in the second quarter of 2005, as compared to $0.11 per common share in the same period last year. The net loss available to common shareholders totaled $0.07 per common share in the six months ended July 2, 2005, as compared to $0.20 per common share in the same period last year.
Liquidity and Capital Resources
     Cash Flow Analysis
     As of July 2, 2005, we had working capital of $10.2 million, including $6.7 million in cash and cash equivalents, as compared to working capital of $16.1 million at December 31, 2004, which included $12.8 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents decreased by $6.1 million from $12.8 million at December 31, 2004 to $6.7 million at July 2, 2005. Cash was used in operations for the purchase of property and equipment, for the payment of short and long-term borrowings and for the payment of common stock offering expenses. Cash and cash equivalents increased $739,000 to $11.9 million in the six month period ended July 3, 2004. Cash was used in operations, for the purchase of property and equipment and for the payment of short and long-term borrowings. These uses were offset by cash proceeds received from the sale of common stock in a public offering during the second quarter of 2004.
     Cash used in operations totaled $4.2 million in the first half of 2005. We used $5.7 million to fund the cash portion of our net loss. We also used cash to fund a $1.9 million increase in patents and other assets and accounts payable payments. These uses were offset by cash generated from the collection of accounts receivable, lower inventory, and prepaid balances totaling $3.3 million. Cash used in operations totaled $12.0 million in the first half of 2004. We used $10.3 million to fund the cash portion of our net loss. We also used cash to fund an $8.7 million increase in inventory, prepaid expenses, other current assets, patents and licenses and accounts payable payments. Inventory increased in the first half of 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable and from the decline in other assets which totaled $6.9 million.
     Net cash used in investing activities totaled $64,000 in the first half of 2005 as compared to $1.3 million in the first half of last year. These expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity.
     Net cash used in financing activities totaled $1.8 million in the first half of 2005. Cash used to pay down our line of credit and long term debt totaled $970,000. Cash was also used to pay $797,000 of offering expenses related to the sale of common stock in November 2004. Net cash provided by financing activities totaled $14.1 million in the first half of 2004. Cash received from the sale of common stock and exercise of warrants totaled $17.2 million and borrowings against our credit and bridge loan facilities totaled $4.6 million. These sources of cash were partially offset by payments against our credit and bridge loan facilities of $7.1 million and payments against our long term debt of $611,000
     Financing Activities
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
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires June 15, 2006. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (6.25% at July 2, 2005) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at July 2, 2005. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
•	Capital Lease Obligations
     Our capital lease obligations are for property and equipment and totaled $44,000 at July 2, 2005.
•	Operating Lease Obligations
     Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. At July 2, 2005, the remaining Sunnyvale lease obligations totaled $793,000 and are due in monthly installments through February 2006. We consolidated the Sunnyvale operations into our Santa Barbara facility in 2004 and recorded a liability for the present value of the remaining obligations under the Sunnyvale leases. We included these liabilities in the financial statements under Accrued Liabilities and Other Long Term Liabilities.
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
•	Quantitative Summary of Contractual Obligations and Commercial Commitments
     At July 2, 2005, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$51,000	$25,000	$26,000	$—	$—
Operating leases	9,081,000	2,010,000	2,467,000	2,631,000	1,973,000
Minimum license commitment	2,250,000	150,000	300,000	300,000	1,500,000
Fixed asset and inventory purchase commitments	1,514,000	1,514,000	—	—	—

Total contractual cash obligations	$12,896,000	$3,699,000	$2,793,000	$2,931,000	$3,473,000

     Capital Expenditures
     We plan to invest approximately $400,000 in fixed assets during the remainder of 2005.
     Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on current forecasts, we believe our existing cash resources, together with our line of credit and a planned inventory reduction, will be sufficient to fund our planned operations for at least the next twelve months. We have more inventory than required for current sales volumes and plan to use our excess inventory as a material source of funding in 2005. We believe the key factors to our liquidity in 2005 will be our ability to successfully execute on our plans to increase sales levels and to continue converting excess inventory to cash. There is no assurance that the Company will be able to increase sales levels or to continue selling excess inventory. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
     In order to maximize our options for addressing this problem, we submitted a request to our stockholders at our 2005 annual meeting for discretionary authority over the next year to implement a reverse stock split in the range of 1-for-2 to 1-for-10. The stockholders approved that proposal, and we now have discretionary authority to take such action anytime prior to May 25, 2006. We have decided not to implement a reverse stock split at this time. However, we will periodically review this decision and may implement a reverse stock split at a later date. Our decision will depend on many factors, including the price and trading volume of our common stock, the status of our Nasdaq listing, our internal financial forecasts and the potential loss of market capitalization.
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
Future Accounting Requirements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123® will have on our financial position and results of operations
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, and amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There was no material change in our exposure to market risk at July 2, 2005 as compared with our market risk exposure on December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2004 Annual Report on Form 10-K.
Item 4. Disclosure Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded that they were effective as of July 2, 2005.
     Changes in Internal Controls
     There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) — 15(f)) during the first half of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Patent Litigation
     We were engaged in a patent dispute with ISCO International, Inc. from July 2001 to May 2005 relating to U.S. Patent No. 6,263,215 entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.” ISCO alleged that some of our HTS products infringed the ISCO patent. We prevailed at trial. The jury returned a unanimous verdict that our products did not infringe the ISCO patent and that the ISCO patent is invalid and unenforceable. The jury’s verdict was upheld on appeal, and we do not expect any further legal action related to this matter.
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
Derivative Lawsuit
     We and certain of our current and former directors and officers were named as defendants in a derivative lawsuit filed in California Superior Court (Santa Barbara County) in June 2005. The complaint is styled as a shareholder derivative action brought for the benefit of the corporation against its directors and officers. The complaint seeks to recover damages on behalf of the corporation from the named directors and officers for alleged breaches of fiduciary duty, waste and mismanagement. The plaintiff bases his allegations primarily on the fact that we did not achieve our forecasted revenue guidance for the first quarter of 2004. The underlying factual allegations are generally the same as those in the recently settled class action. We believe the allegations are without merit. We are only a “nominal” defendant and would not be liable for any damage award. However, we are obligated to advance defense costs to the individual defendants pursuant to the Company’s Articles of Incorporation and By-laws, the Delaware General Corporation Law and existing indemnification agreements and therefore may incur legal costs related to this lawsuit depending on the extent to which our D&O insurance covers such costs. Further, if the outcome is unfavorable to any of the named directors or officers, our reputation and share price could be adversely affected.
Routine Litigation
     We are also involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the financial position or results of operation of the Company.
Item 4. Submission of Matters to a Vote of Securities Holders
     The following matters were submitted to the shareholders at the Company’s Annual Meeting of Shareholders held May 25, 2005:
(1)	The two (2) Class 1 nominated directors were elected to serve for the ensuing three years and until their successors are duly elected and qualified.

			NUMBER OF
	NUMBER OF	% OF SHARES	SHARES	% OF SHARES
	SHARES FOR	VOTING	WITHHELD	VOTING

Jeffrey A. Quiram	96,987,986	98.8	1,176,597	1.2
Charles E. Shalvoy	96,987,986	98.8	1,176,597	1.2
(2)	The amendment to our Certificate of Incorporation increasing the shares of its authorized common stock from one hundred twenty five thousand (125,000,000) to two hundred fifty million (250,000,000) common shares was passed.

	NUMBER OF SHARES FOR	% OF SHARES VOTING

Votes For	92,785,574	94.5
Votes Against	5,082,957	5.2
Votes Abstaining	296,052	0.3
(3)	The amendment to our Certificate of Incorporation authorizing a reverse stock split ranging from a one-for-two (1:2) to one-for-ten (1:10) stock exchange, with the exact ratio to be determined within this range by the Board of Directors if and when it elects to affect a reverse stock split within one year of May 25, 2005 was passed.

	NUMBER OF SHARES FOR	% OF SHARES VOTING

Votes For	92,951,017	94.7
Votes Against	4,869,619	5.0
Votes Abstaining	343,987	0.3
(4)	The amendment to our 2003 Equity Incentive Plan was passed.

	NUMBER OF SHARES FOR	% OF SHARES ELIGIBLE TO VOTE

Votes For	20,913,851	80.7
Votes Against	4,325,103	16.7
Votes Abstaining	663,694	2.6
Broker Non-Votes	72,261,935
(5)	The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified for the year ending December 31, 2005.

	NUMBER OF SHARES FOR	% OF SHARES VOTING

Votes For	97,089,482	98.9
Votes Against	557,114	0.6
Votes Abstaining	517,987	0.5

Item 5. Other Information
(a)	Additional Disclosures
          None
(b)	Stockholder Nominations
     There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors. Please see the discussion of our procedures under the heading “Board Meetings and Committees” on pages 4 and 5 of our 2005 Proxy Statement available online at www.sec.gov.
Item 6. Exhibits

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of the Registrant (19)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (3)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)

4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Registration Rights Agreement, dated March 6, 2002 (8)

4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.13	Registration Rights Agreement dated October 10, 2002 (9)

4.14	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.16	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.17	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.18	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.19	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.20	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.21	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.22	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.23	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.24	Form of Warrant (16)

Number	Description of Document
4.25	Form of Registration Rights Agreement (16)

4.26	Agility Capital Warrant dated May 2004 (17)

4.27	Silicon Valley Bank Warrant dated May 2004(17)

10.1	2003 Equity Incentive Plan, as amended May 25, 2005 (19)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999. (Reference no longer used and to be removed in future.)

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 Reg. 333-89184).

(18)	Incorporated by reference from Registrants’ Form 8-K dated March 29, 2005

(19)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

*	Confidential treatment has been previously granted for certain portions of these exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 5, 2005	/s/ Martin S. McDermut

Martin S. McDermut
Senior Vice President, Chief Financial Officer and Secretary

/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
President and Chief Executive Officer