Form 10-Q
period 2005-10-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2005-11-04
CIK 895665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No  ☑
As of November 1, 2005 there were 124,834,314 shares of the Registrant’s Common Stock outstanding.

SUPERCONDUCTOR TECHNOLOGIES INC.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2004	2005	2004	2005
Net revenues:
Net commercial product revenues	$6,053,000	$3,052,000	$13,788,000	$14,401,000
Government and other contract revenues	1,246,000	865,000	5,239,000	2,408,000
Sub license royalties	—	—	28,000	15,000

Total net revenues	7,299,000	3,917,000	19,055,000	16,824,000
Costs and expenses:
Cost of commercial product revenues	6,084,000	3,507,000	15,443,000	13,507,000
Contract research and development	860,000	576,000	3,537,000	2,307,000
Other research and development	1,327,000	1,102,000	3,808,000	3,038,000
Selling, general and administrative	3,451,000	2,428,000	12,404,000	9,060,000
Restructuring expenses and impairment charges	715,000	—	2,682,000	228,000

Total costs and expenses	12,437,000	7,613,000	37,874,000	28,140,000

Loss from operations	(5,138,000)	(3,696,000)	(18,819,000)	(11,316,000)

Interest income	36,000	98,000	83,000	208,000
Interest expense	(53,000)	(25,000)	(1,213,000)	(98,000)

Net loss	$(5,155,000)	$(3,623,000)	$(19,949,000)	$(11,206,000)

Basic and diluted loss per common share	$(0.06)	$(0.03)	$(0.25)	$(0.10)

Weighted average number of common shares outstanding	92,103,424	116,554,922	79,697,019	110,648,232

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	October 1,
	2004	2005
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$12,802,000	$14,894,000
Accounts receivable, net	1,434,000	1,376,000
Inventory, net	9,327,000	6,424,000
Insurance settlement receivable	4,000,000	—
Prepaid expenses and other current assets	906,000	1,007,000

Total Current Assets	28,469,000	23,701,000

Property and equipment, net of accumulated depreciation of $15,189,000 and $16,769,000, respectively	10,303,000	8,351,000
Patents, licenses and purchased technology, net of accumulated amortization of $768,000 and $1,014,000, respectively	2,833,000	2,611,000
Goodwill	20,107,000	20,107,000
Other assets	646,000	328,000

Total Assets	$62,358,000	$55,098,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$938,000	$—
Accounts payable	2,691,000	2,477,000
Accrued expenses	4,601,000	2,423,000
Legal settlement liability	4,050,000	—
Current portion of capitalized lease obligations and long term debt	43,000	18,000

Total Current Liabilities	12,323,000	4,918,000

Capitalized lease obligations and long term-debt	33,000	19,000
Other long term liabilities	753,000	617,000

Total Liabilities	13,109,000	5,554,000
Commitments and contingencies-Notes 6, 8 and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 124,834,314 shares issued and outstanding	108,000	125,000
Capital in excess of par value	196,983,000	208,467,000
Notes receivable from stockholder	(820,000)	(820,000)
Accumulated deficit	(147,022,000)	(158,228,000)

Total Stockholders’ Equity	49,249,000	49,544,000

Total Liabilities and Stockholders’ Equity	$62,358,000	$55,098,000

See accompanying notes to the condensed consolidated financial statements
Note—December 31, 2004 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2,	October 1,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,949,000)	$(11,206,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,623,000	2,214,000
Non-cash restructuring and impairment charges	1,862,000	137,000
Warrant and options charges	925,000	24,000
Provision for excess and obsolete inventories	618,000	612,000
Forgiveness of note receivable	—	150,000
Gain on disposal of property and equipment	—	(126,000)
Changes in assets and liabilities:
Accounts receivable	6,636,000	58,000
Inventory	(4,469,000)	2,291,000
Prepaid expenses and other current assets	(208,000)	30,000
Patents, licenses and purchased technology	(354,000)	(82,000)
Other assets	(63,000)	(35,000)
Accounts payable, accrued expenses and other long- term liabilities	(3,889,000)	(1,782,000)

Net cash used in operating activities	(16,268,000)	(7,715,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	202,000
Purchases of property and equipment	(1,682,000)	(100,000)

Net cash provided by (used in) investing activities	(1,682,000)	102,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,246,000	662,000
Payments on short-term borrowings	(7,885,000)	(1,600,000)
Payments on long-term obligations	(627,000)	(39,000)
Proceeds from sale of common stock and exercise of stock options and warrants	18,908,000	12,500,000
Payment of common stock issuance costs	(1,701,000)	(1,818,000)

Net cash provided by financing activities	13,941,000	9,705,000

Net increase/(decrease) in cash and cash equivalents	(4,009,000)	2,092,000
Cash and cash equivalents at beginning of period	11,144,000	12,802,000

Cash and cash equivalents at end of period	$7,135,000	$14,894,000

See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Superconductor Technologies Inc. (the “Company”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company has operated in a single industry segment, the research, development, manufacture and marketing of high performance infrastructure products for wireless voice and data applications. The Company’s commercial products are divided into three product offerings: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). The Company’s research and development contracts are used as a source of funds for its commercial technology development. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts.
     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the nine months ended October 2, 2004 and October 1, 2005, government related contracts account for 27% and 14%, respectively, of the Company’s net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended October 1, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In 2004, the Company incurred a net loss of $31,217,000 and negative cash flows from operations of $21,580,000. In response, the Company reduced direct and indirect labor and cut fixed costs. The Company also consolidated its operations in Sunnyvale into its Santa Barbara facility and accelerated the implementation of a new lower cost wafer deposition process. In the first nine months of 2005, the Company incurred a net loss of $11,206,000 and negative cash flows from operations of $7,715,000.
     In August 2005 the Company completed a registered direct offering of 17,123,288 shares of common stock at $0.73 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 3,424,658 shares of common stock exercisable at $1.11 per share raising net proceeds of $11,476,000.
     The principal sources of the Company’s liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on current forecasts, the Company believes that its existing cash resources, together with its line of credit, will be sufficient to fund its planned operations for at least the next twelve months. The Company believes the key factors to its liquidity will be its ability to successfully execute on its plans to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Its cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
     All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2002 are closed. Based on historical experience and review of current projects in process, management believes that the open audits will not have a significant effect on the financial position, results of operations or cash flows of the Company.
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
     Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis to be performed. The Company operates in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with its book value of its net assets, including goodwill. The market capitalization of the Company is based the closing price of its common stock as traded on NASDAQ multiplied by its outstanding common shares. If the fair value of the Company exceeds the book value of its net assets, goodwill of the Company is not considered impaired. If the book value of the net assets of the Company exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2004, the fair value of the Company based on its market capitalization totaled $149.7 million, which was in excess of the total book value of the Company. Therefore, the Company’s goodwill was not considered impaired.

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
Marketing Costs
     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine month periods ended October 2, 2004 and October 1, 2005.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is antidilutive.
Stock-based Compensation
     As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, to account for its stock option plans. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.
     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Net loss:
As reported	$(5,155,000)	$(3,623,000)	$(19,949,000)	$(11,206,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,158,000)	(584,000)	(4,323,000)	(2,846,000)

Pro forma	$(6,313,000)	(4,207,000)	$(24,272,000)	(14,052,000)

Basic and Diluted Loss per Share
As reported	$(0.06)	$(0.03)	$(0.25)	$(0.10)
Stock-based compensation expense determined under fair value method	(0.01)	(0.01)	(0.05)	(0.03)

Pro forma	$(0.07)	$(0.04)	$(0.30)	$(0.13)

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenue, income taxes and litigation. Actual results could differ from those estimates and such differences may be material to the financial statements.
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
Certain Risks and Uncertainties
     The Company has continued to incur operating losses. The Company’s long-term prospects and execution of its business plan are dependent upon the continued and increased market acceptance of its products.
     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2004, ALLTEL and Verizon Wireless accounted for 87% of its net commercial revenues and 61% of accounts receivable. In the nine months ended October 1, 2005, ALLTEL and Verizon Wireless accounted for 92% of its commercial revenues and 74% of accounts receivable. The loss of, or reduction in, sales to either of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

     The Company currently relies on one supplier for purchases of high quality substrates for production of high-temperature superconductor films and a limited number of suppliers for other key components of its products. The loss of any of these suppliers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, which provided the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations, and provided interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS No. 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123(R), classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R ) will have on its results of operations and earnings per share and will adopt SFAS 123(R) by the first quarter of fiscal 2006.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.
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
     Advances bear interest at the prime rate (6.75% at October 1, 2005) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at October 1, 2005.
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
4. Retirement of the Company’s Chief Executive Officer

     On March 15, 2005, the Company’s Chief Executive Officer and President retired. In connection with the retirement, the Company agreed to the continuation of his salary and benefits for one year and to immediately vest and extend all his outstanding stock options and the executive agreed to provide certain consulting services for one year. Also, in connection with the retirement, a $150,000 loan made to the Company’s Chief Executive Officer in 2001, and in accordance with the existing terms of a promissory note which were in effect prior to the adoption of the Sarbanes-Oxley Act of 2002, was forgiven. The Company recognized expense of $565,000 relating to the retirement of the CEO in the nine month period ended October 1, 2005. No expense relating to the retirement was incurred in the three month period ended October 1, 2005.
5. Stockholders’ Equity
Common Stock
     In a registered direct offering completed in August 2005 the company raised net proceeds of $11,476,000, net of offering costs of $1,024,000, from the sale of 17,123,288 shares of common stock at $0.73 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 3,424,658 shares of common stock exercisable at $1.11 per share. The warrants become exercisable on February 16, 2006.
     The Company also granted each investor an option for 90 business days to purchase at the same price an additional amount of the purchased securities (common stock and warrants) equal to 20 percent of their initial purchase. If investors exercise all of the options, The Company would receive an additional $2.5 million of gross proceeds (for total gross proceeds of $15.0 million) and sell an additional 3,424,658 shares of common stock and warrants to purchase 684,932 shares of common stock. If all options are exercised, STI estimates it would receive additional net proceeds of approximately $2.3 million at a second closing in December 2005.
     This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 bridge loan to be adjusted to $1.33 and 695,489, respectively.
Stock Options
     At the Company’s 2005 Annual Meeting stockholders approved an increase in the total shares available for grants under the 2003 Equity Plan from 6,000,000 shares of common stock to 12,000,000 shares of common stock. The stockholders also approved a corresponding increase in the related sublimits under the plan.
     During the nine months ended October 1, 2005, the Company’s President and Chief Executive Officer, as well as another board member, retired. In connection with these retirements, the Company modified the terms of all the stock options held by these individuals to fully vest them and to extend the term until the earlier of the fifth anniversary of the retirement or the normal expiration date. Since these options had no intrinsic value at the date of modification, the modifications did not impact the Company’s statement of operations.
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
     In May 2005, the Compensation Committee of the Board of Directors made grants of performance based stock options totaling 408,157 to the Company’s officers and certain managers. The performance criteria established by the Compensation Committee for vesting these stock options is based on the achievement of certain financial performance criteria for fiscal 2005. If it is deemed by the Compensation Committee that the financial performance criteria for fiscal 2005 are not met these stock options will be forfeited

     The following is a summary of stock option transactions under the Company’s stock option plans at October 1, 2005:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2004	9,467,248	$0.84 - $49.375	$5.52	5,001,189	$6.20
Granted	4,408,057	$0.67 - $1.33	$0.81
Exercised	—	—	—
Canceled	(1,466,420)	$0.80 - $49.375	$4.40

Balance at October 1, 2005	12,408,885	$0.67 - $49.375	$3.98	6,895,654	$6.11

     The outstanding options expire by the end of October 2015. The exercise prices for these options range from $0.67 to $49.375 per share, for an aggregate exercise price of approximately $49.4 million. At October 1, 2005, there were 3,527,498 shares of common stock available for granting future options.
     The fair value of these options for purposes of the pro forma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended October 2, 2004 and October 1, 2005: dividend yields of zero percent in each quarter; expected volatilities of 65-112% and 94-95%, respectively; risk-free interest rates of 3.46-3.99% and 4.28-4.62%, respectively; and expected life of 4.0 years in each quarter.
Warrants
     The following is a summary of outstanding warrants at October 1, 2005:

	Common Shares
			Price
		Currently	per
	Total	Exercisable	Share	Expiration Date
Warrants and options related to issuance of common stock	3,424,658	—	$1.11	August 16, 2010
	3,424,658	3,424,658	$0.73	December 23, 2005***
	397,857	397,857	5.50	March 10, 2007
	1,406,581	1,406,581	1.19	December 17, 2007*
	1,162,790	1,162,790	2.90	June 24, 2008*
Warrants related to April 2004 Bridge Loans	695,489	695,489	1.33	April 28, 2011* **
	100,000	100,000	1.85	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc. acquisition	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

Total	11,713,033	8,288,375

*     The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.
**    The terms of these warrants contain antidilution adjustment provisions.
***   If any are exercised, each purchaser would receive pro-rata portion of warrants to purchase 684,932 shares of common stock at $1.11 per share, which warrants would expire 5-years from the date of exercise.
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
     Litigation expenses on the ISCO matter totaled $25,000 and $438,000 for the three and nine month periods ended October 2, 2004 and none and a credit of $49,000 for the three and nine month periods ended October 1, 2005, respectively.
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
     In February 2005 the Company settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers will pay $4.0 million into a settlement fund, and the Company will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The Company recorded a liability in its December 31, 2004 consolidated financial statements for the proposed amount of the settlement of $4,050,000. Because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. These amounts were paid into the settlement fund in April 2005. The District Court approved the settlement on August 8, 2005, and the Company does not expect any further legal action related to this matter.
     Litigation expenses on this matter totaled $16,000 and $253,000 for the three and nine month periods ended October 1, 2005, respectively and $135,000 and $186,000 for the three and nine month periods ended October 2, 2004.
Derivative Lawsuit
     The Company and certain of our current and former directors and officers were named as defendants in a derivative lawsuit filed in California Superior Court (Santa Barbara County) in June 2005. The complaint is styled as a shareholder derivative action brought for the benefit of the corporation against its directors and officers. The complaint seeks to recover damages on behalf of the corporation from the named directors and officers for alleged breaches of fiduciary duty, waste and mismanagement. The plaintiff bases his allegations primarily on the fact that the Company did not achieve our forecasted revenue guidance for the first quarter of 2004. The underlying factual allegations are generally the same as those in the recently settled class action. The Company believes the allegations are without merit. The Company is a “nominal” defendant and would not be liable for any damage award. However, the Company is required to advance defense costs to the individual defendants pursuant to the Company’s Articles of Incorporation and By-laws, the Delaware General Corporation Law and existing indemnification agreements and therefore may incur legal costs related to this lawsuit depending on the extent to which the Company’s D&O insurance covers such costs. Further, if the outcome is unfavorable to any of the named directors or officers, the Company’s reputation and share price could be adversely affected.
     At the final hearing in the federal class action, the District Court judge ruled that the class action settlement bars derivative claims by class members. The Company subsequently demanded that the plaintiff dismiss his derivative case based on this ruling and his status as a class member. In response, the plaintiff voluntarily dismissed his case without prejudice. The plaintiff did not appeal the federal court ruling within the prescribed time, and the Company does not expect any further legal action related to this matter.
Routine Litigation
     The Company is also involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operation or cash flows of the Company.

7. Earnings Per Share
     The computation of per share amounts for the three and nine month periods ended October 2, 2004 and October 1, 2005 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 15,691,015 and 24,121,918 shares of common stock during the three and nine month periods ended October 2, 2004 and October 1, 2005, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
8. Commitments and Contingencies
Operating Leases
     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next seven years. Generally, these leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.
     Rent expenses totaled $298,000 and $944,000 for the three and nine month periods ended October 2, 2004 and $280,000 and $874,000 for the three and nine month periods ended October 1, 2005, respectively.
Capital Leases
     The Company leases certain property and equipment under capital lease arrangements that expire at various dates through 2007. The leases bear interest at various rates ranging from 8.56% to 14.95%.
Patents and Licenses
     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three and nine months ended October 2, 2004, royalty expense totaled $94,000 and $370,000, respectively. For the three and nine months ended October 1, 2005, royalty expense totaled $49,000 and $142,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases	Capital Leases
Remainder of 2005	$150,000	$606,000	$6,000
2006	150,000	1,406,000	22,000
2007	150,000	1,234,000	15,000
2008	150,000	1,271,000	—
2009	150,000	1,315,000	—
Thereafter	1,500,000	2,652,000	—

Total payments	$2,250,000	$8,484,000	43,000

Less: amount representing interest			(6,000)

Present value of minimum lease			37,000

Less current portion			(18,000)

Long term portion			$19,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. In 2004, the Company completed closure of its Sunnyvale facility. A liability totaling $279,000 was recognized representing the present value of the remainder of the lease commitment. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs. As of October 1, 2005, the remaining minimum lease commitments on these operating leases totaled $512,000 and are included in the above commitment table. At October 1, 2005, the present value of the remaining liability related to the abandoned leases totaled $510,000. These amounts are included in accrued liabilities.
9 — Contractual Guarantees and Indemnities
     During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of October 1, 2005 is included below.
Intellectual Property Indemnities
     The Company indemnifies certain customers and its contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. A number of the agreements permit the Company to refund the purchase price as an option. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company’s business, financial condition or results of operations.
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
General Contractual Indemnities/Products Liability
     During the normal course of business, the Company enters into contracts with customers where it agreed to indemnify the other party for personal injury or property damage caused by the Company’s products. The Company’s indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains general and product liability insurance as well as errors and omissions insurance which may provide a source of recovery to the Company in the event of an indemnification claim.
Short Term Borrowings
     Advances under the line of credit with the bank are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this borrowing facility at October 1, 2005.

Contractual Contingency
     The Company has a contract to deliver several custom products to a government contractor. The Company is unable to manufacture the products for technical reasons. The Company has discussed the problem with the contractor and its government customer. They are considering the problem, and further discussions are expected. The Company does not believe that a loss, if any, is reasonably estimable at this time and therefore has not recorded any liability relating to this matter. The Company will periodically reassess its potential liability as additional information becomes available. If it later determines that a loss is probable and the amount reasonably estimable, the Company will record a liability for the potential loss.
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
10. Restructuring Expenses
     During 2004, the Company implemented several restructuring programs to streamline its operations and reduce its cost structure. During the nine months ended October 1, 2005, the Company implemented another restructuring program and reduced its workforce by another 27 positions and vacated a portion of our leased facility in Santa Barbara.
     A summary of the restructuring charges for the three and nine months ended October 1, 2005 is as follows:

	Quarter Ended	Nine Months		Nine Months
	October 2,	Ended	Quarter ended	Ended
	2004	October 2, 2004	October 1, 2005	October 1, 2005
Severance costs	$63,000	$742,000	$—	$178,000

Fixed assets write-off	20,000	803,000	—	137,000

Purchased technology write off	—	1,051,000	—	—

Facility consolidation costs	188,000	188,000	—	6,000

Employee relocation cost	235,000	235,000	—	16,000

Lease abandonment costs	279,000	279,000	—	—

Total	785,000	$3,298,000	—	337,000

Severance costs included in cost of goods sold	(70,000)	(616,000)	—	(109,000)

Restructuring expenses	$715,000	$2,682,000	$—	$228,000

11. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	December 31,	October 1,
	2004	2005
Accounts receivable:
Accounts receivable-trade	$1,043,000	$942,000
U.S. government accounts receivable-billed	468,000	508,000
Less: allowance for doubtful accounts	(77,000)	(74,000)

	$1,434,000	$1,376,000

	December 31,	October 1,
	2004	2005
Inventories:
Raw materials	$3,954,000	$3,752,000
Work-in-process	3,441,000	2,536,000
Finished goods	7,334,000	4,824,000
Less inventory reserve	(5,402,000)	(4,688,000)

	$9,327,000	$6,424,000

	December 31,	October 1,
	2004	2005
Property and Equipment:
Equipment	$18,805,000	$18,020,000
Leasehold improvements	6,236,000	6,649,000
Furniture and fixtures	451,000	451,000

	25,492,000	25,120,000
Less: accumulated depreciation and amortization	(15,189,000)	(16,769,000)

	$10,303,000	$8,351,000

     At December 31, 2004 and October 1, 2005, equipment includes $237,000 of assets financed under capital lease arrangements, net of $163,000 and $206,000 of accumulated amortization, respectively. Depreciation expense amounted to $729,000 and $2,063,000 for the three and nine month periods ended October 2, 2004 and $611,000 and $1,898,000 for the three and nine month periods ended October 1, 2005, respectively. Depreciation expense is expected to total $655,000 for the remainder of 2005, $2.3 million, $1.9 million, $1.4 million and $1.0 million in each of the years 2006, 2007, 2008, and 2009, respectively.

	December 31,	October 1,
	2004	2005
Patents and Licenses:
Patents pending	$433,000	$386,000

Patents issued	899,000	970,000
Less accumulated amortization	(203,000)	(247,000)

Net patents issued	696,000	723,000

Licenses	563,000	563,000
Less accumulated amortization	(33,000)	(58,000)

Net licenses	530,000	505,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(532,000)	(709,000)

Net purchased technology	1,174,000	997,000

	$2,833,000	$2,611,000

     Amortization expense related to these items totaled $155,000 and $562,000 for the three and nine month periods ended October 2, 2004 and $83,000 and $246,000 for the three and nine month periods ended October 1, 2005, respectively. Amortization expenses are expected to total $85,000 for the remainder of 2005, $345,000 in 2006 and $350,000 in each of the years 2007, 2008 and 2009.

	December 31,	October 1,
	2004	2005
Accrued Expenses and Other Long Term Liabilities:
Compensation related	$1,285,000	$1,054,000
Warranty reserve	419,000	496,000
Lease abandonment costs	1,336,000	510,000
Product line exit costs	885,000	424,000
Severance costs	36,000	52,000
Other	1,393,000	504,000

	5,354,000	3,040,000
Less current portion	(4,601,000)	(2,423,000)

Long term portion	$753,000	$617,000

	For the nine months ended,
	October 2,	October 1,
	2004	2005
Warranty Reserve Activity:
Beginning balance	$494,000	$419,000
Additions	146,000	151,000
Deductions	(115,000)	(215,000)
Change in estimate relating to previous warranty accruals	—	141,000

Ending balance	$525,000	$496,000

Unfavorable Lease Costs:
Beginning balance	$823,000	$—
Additions	—	—
Deductions	(265,000)	—
Transfer to lease abandonment costs	(558,000)	—

Ending balance	$—	$—

Lease Abandonment Costs:
Beginning balance	$1,329,000	$1,336,000
Additions	279,000	—
Transfers from unfavorable lease costs	558,000	—
Deductions	(509,000)	(826,000)

Ending balance	$1,657,000	$510,000

Product Line Exit Costs:
Beginning balance	$913,000	$885,000
Additions	—	—
Deductions	(73,000)	(461,000)

Ending balance	$840,000	$424,000

Severance Costs:
Beginning balance	$285,000	$36,000
Additions	742,000	218,000
Deductions	(918,000)	(202,000)

Ending balance	$109,000	$52,000

Supplemental Cash Flow Information

	For the nine months ended
	October 2, 2004	October 1, 2005
Non-cash operating activities
Settlement of insurance receivable	—	$4,000,000
Settlement of legal liability	—	$4,000,000
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
     Our products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. SuperLink incorporates patented high-temperature superconductor (HTS) technology to create a receiver front-end that enhances network performance. Today, we are leveraging our expertise and proprietary technology in RF engineering to expand our product line beyond HTS technology. We believe our RF engineering expertise provides us with a significant competitive advantage in the development of high performance, cost-effective solutions for the front end of wireless telecommunications networks.
     Our products are divided into three product offerings:
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
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, AT&T Wireless (now part of Cingular), Sprint, U.S. Cellular, and Verizon Wireless. We have a concentrated customer base. Verizon Wireless and ALLTEL accounted for 85% of our commercial revenues in 2003, 87% of our commercial revenues in 2004 and 92% of our commercial revenues for the nine months ended October 1, 2005. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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

     We sell most of our products to a small number of wireless carriers, and their demand for wireless communications equipment fluctuates dramatically and unpredictably. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues.
     The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We have responded in the past by successfully reducing our product costs, and expect further cost reductions over the next twelve months. However, we cannot predict whether our costs will decline at a rate sufficient to keep pace with the competitive pricing pressures.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of goodwill and long-lived assets, including intangible assets, income taxes, warranty obligations, contract revenue and contingencies. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties if allowed for under contractual arrangements. Our warranty obligation is effected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted. We offer certain customers the right to return products within a limited time after delivery under specified circumstances. We monitor and track such product returns and record a provision for the estimated amount of such future returns base on historical experience and any notification we receive pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same returns rates that we have in the past. Any significant increase in product returns could have a material adverse effect on out operating results for the period or periods in which such returns materialize.
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
     In connection with the acquisition of Conductus we recognized $20 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis to be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. The Company’s market capitalization is based on the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares. If the fair value of the Company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2004, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $149.7 million which was in excess of the total book value of the Company. Therefore, our goodwill was not considered impaired. This goodwill will again be tested for impairment in the fourth quarter of 2005 or earlier if events occur which require an earlier assessment. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess. At October 1, 2005, the fair value of the Company based on its market capitalization had declined to $72.4 million, which is in excess of the total book value of the Company. If the market capitalization of the Company declines below the Company’s book value of its net assets before the next annual goodwill impairment test, and it is determined that the decline is other than temporary, then an impairment loss relating to the goodwill will be recognized for the amount of its carrying amount in excess of its implied fair value. Any future impairment of our goodwill could have a material adverse effect on our financial position and results of operations.
     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis as of the fourth quarter of 2004 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long lived assets. During the first nine months of 2005, the market capitalization of the Company declined. If the market capitalization of the Company declines below the Company’s book value, and it is deemed other than temporary, then an impairment loss relating to the Company’s long lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.
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
     If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Net loss:
As reported	$(5,155,000)	$(3,623,000)	$(19,949,000)	$(11,206,000)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based compensation expense determined under fair value method	(1,158,000)	(584,000)	(4,323,000)	(2,846,000)

	Three Months Ended		Nine Months Ended
	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005
Pro forma	$(6,313,000)	(4,207,000)	$(24,272,000)	(14,052,000)

Basic and Diluted Loss per Share
As reported	$(0.06)	$(0.03)	$(0.25)	$(0.10)
Stock-based compensation expense determined under fair value method	(0.01)	(0.01)	(0.05)	(0.03)

Pro forma	$(0.07)	$(0.04)	$(0.30)	$(0.13)

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
     We have a contract to deliver several custom products to a government contractor. We are unable to manufacture the products for technical reasons. We have discussed the problem with the contractor and its government customer. They are considering the problem, and we expect further discussions. We do not believe that a loss is reasonably estimable at this time and therefore have not recorded any liability relating to this matter. We will periodically reassess our potential liability as additional information becomes available. If we later determine that a loss is probable and the amount reasonably estimable, we would record a liability for the potential loss.
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $950,000 at October 1, 2005, as compared to $730,000 at December 31, 2004. We also had at October 1, 2005 remaining minimum purchase commitments totaling $1.5 million from one customer under a general purchase agreement. We expect to fulfill these commitments during 2005, but we did not include them in our backlog because the customer has not identified the product mix and/or scheduled delivery dates.
Results of Operations
Quarter and nine months ended October 1, 2005 as compared to the quarter and nine months ended October 2, 2004
     Net revenues decreased by $3.4 million, or 46%, from $7.3 million in the third quarter of 2004 to $3.9 million in the third quarter of 2005. Total net revenues decreased by $2.2 million, or 12%, from $19.1 million in the first nine months of 2004 to $16.8 million in the same period this year. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues decreased to $3.1 million in the third quarter of 2005 from $6.1 million in the third quarter of 2004, a decrease of $3.0 million, or 50%. The decrease primarily results from lower sales from our SuperLink and SuperPlex multiplexers. For the first nine months of 2005, net commercial product revenues increased $612,000 to $14.4 million from $13.8 million in the same period last year, an increase of 4%. The increase is primarily the result of higher sales of our SuperPlex multiplexers and AmpLink products, partially offset by decreased sales of our SuperLink product. Our two largest customers accounted for 92% of our net commercial revenues in the first nine months of 2005, as compared to 86% in the first nine months of 2004. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues decreased to $865,000 in the third quarter of 2005 from $1.2 million in the third quarter of 2004, a decrease of $381,000, or 31%. For the first nine months of 2005, government contract revenues decreased to $2.4 million from $5.2 million in the same period last year, a decrease of $2.8 million, or 54%. This decrease is primarily attributable to the completion of contracts in 2004 and 2005 that have not been replaced.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $3.5 million for the third quarter of 2005 compared to $6.1 million for the third quarter of 2004, a decrease of $2.6 million, or 42%. For the nine months ended October 1, 2005, the cost of commercial product revenues totaled $13.5 million as compared to $15.4 million for the first nine months of 2004, a decrease of $1.9 million, or 13%. For the quarter ended October 1, 2005 lower costs resulted primarily from lower sales of our SuperLink and SuperPlex multiplexers products and a lower provision for obsolete inventory. For the nine months ended October 1, 2005 the lower costs resulted from lower restructuring expenses and a lower provision for obsolete inventory. Restructuring expense from severance and fixed assets write off included in cost of goods sold totaled none and $109,000 in the three and nine months ended October 1, 2005 as compared to $70,000 and $616,000 in the corresponding periods of last year.

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
     The following is an analysis of our commercial product gross profit and margins:

	Three Months Ended				Nine Months Ended
Dollars in thousands	October 2, 2004		October 1, 2005		October 2, 2004		October 1, 2005
Net commercial product sales	$6,053	100%	$3,052	100%	$13,788	100%	$14,400	100%
Cost of commercial product sales	6,084	101%	3,507	115%	15,443	112%	13,507	94%

Gross profit	$(31)	(1%)	$(455)	(15%)	$(1,655)	(12%)	$893	6%

     We had a negative gross profit of $455,000 in the third quarter of 2005 from the sale of our commercial products as compared to a negative gross profit of $31,000 in the third quarter of 2004. For the nine months ended October 1, 2005 we had a positive gross margin of $893,000 from the sale of our commercial products as compared to a negative gross margin of $1.7 million in the nine months ended October 2, 2004. Gross profit declined in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to lower sales volume partially offset by a lower provision for obsolete inventory. Gross profit increased the first nine months of 2005 as compared to the prior year primarily due to higher sales volumes, lower restructuring expenses and a lower provision for obsolete inventory. The third quarter and first nine months of 2005 were also favorably impacted from the sale of fully reserved inventory totaling $260,000. We experienced negative gross profits in the third quarters of 2004 and 2005 and the first nine months of 2004 primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs and to a lesser extent because of higher restructuring expenses and provision for obsolete inventory in the prior year. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $576,000 in the third quarter of 2005 as compared to $860,000 in the third quarter of 2004. These expenses totaled $2.3 million in the first nine months of 2005 as compared to $3.5 million in the same period of last year. These decreases were the result of lower expenses associated with performing a fewer number of government contracts. For the nine month period ended October 1, 2005 these decreases were offset by expenses totaling $759,000 on a contract for which no revenue was recognized. See Contractual Contingency described in footnote 9.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.1 million in the third quarter of 2005 as compared to $1.3 million in the same quarter of the prior year and totaled $3.0 million in the first nine months of 2005 and $3.8 million in the first nine months of 2004. The decrease is due to lower costs associated with commercial products development and cost reduction efforts.
     Selling, general and administrative expenses totaled $2.4 million in the third quarter of 2005, as compared to $3.5 million in the third quarter of the prior year. The decrease in the third quarter 2005 as compared to the prior year results primarily from lower ISCO litigation and other legal expenses and lower expenses resulting from restructuring activities. In the first nine months of 2005, these expenses totaled $9.1 million as compared to $12.4 million in the same period last year. For the nine months ended October 1, 2005, the lower expenses resulted primarily from lower ISCO litigation and other legal expenses, the closure of our Sunnyvale facility, lower expenses resulting from restructuring activities, partially offset by higher legal expenses associated with the class action lawsuit and higher expenses related to the retirement benefits to be paid to our former President and Chief Executive Officer.

     During 2004, we implemented several restructuring programs to streamline our operations and reduce our cost structure. During the nine months ended October 1, 2005, we implemented another restructuring program and reduced our workforce by another 27 positions and vacated a portion of our leased facility in Santa Barbara.
     A summary of the restructuring charges for the three and nine months ended October 1, 2005 is as follows:

				Nine Months
		Nine Months		Ended
	Quarter Ended	Ended	Quarter ended	October 1,
	October 2, 2004	October 2, 2004	October 1, 2005	2005

Severance costs	$63,000	$742,000	$—	$178,000

Fixed assets write-off	20,000	803,000	—	137,000

Purchased technology write off	—	1,051,000	—	—

Facility consolidation costs	188,000	188,000	—	6,000

Employee relocation cost	235,000	235,000	—	16,000

Lease abandonment costs	279,000	279,000	—	—

Total	785,000	$3,298,000	—	337,000

Severance costs included in cost of goods sold	(70,000)	(616,000)	—	(109,000)

Restructuring expenses	$715,000	$2,682,000	$—	$228,000

     Interest income increased in the third quarter and first nine months of 2005, as compared to the prior year, primarily because we had more cash available for investment and increased interest rates.
     Interest expense in the three months and nine months ended October 1, 2005 amounted to $25,000 and $98,000, as compared to $53,000 and $1.2 million in the three and nine months ended October 2, 2004. Interest expense was higher in the prior year periods due to higher levels of borrowings and a non recurring $802,000 non-cash charge relating to warrants issued in connection with two bridge loans entered into in April 2004 and subsequently repaid.
     We had a net loss of $3.6 million for the quarter ended October 1, 2005, as compared to $5.2 million in the same period last year. For the nine months ended October 1, 2005, our loss totaled $11.2 million as compared to $19.9 in the same period last year.
     The net loss available to common shareholders totaled $0.03 per common share in the third quarter of 2005, as compared to $0.06 per common share in the same period last year. The net loss available to common shareholders totaled $0.10 per common share in the nine months ended October 1, 2005, as compared to $0.25 per common share in the same period last year.
Liquidity and Capital Resources
     Cash Flow Analysis
     As of October 1, 2005, we had working capital of $18.8 million, including $14.9 million in cash and cash equivalents, as compared to working capital of $16.1 million at December 31, 2004, which included $12.8 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents increased by $2.1 million from $12.8 million at December 31, 2004 to $14.9 million at October 1, 2005. Cash was used in operations, for the purchase of property and equipment, for the payment of short and long-term borrowings and for the payment of common stock offering expenses. These uses were offset by net cash proceeds of $11.5 million received from the sale of common stock in a public offering during the third quarter of 2005. Cash and cash equivalents decreased $4.0 million to $7.1 million in the nine month period ended October 2, 2004. Cash was used in operations, for the purchase of property and equipment and for the payment of short and long-term borrowings. These uses were offset by cash proceeds received from the sale of common stock in a public offering during the second quarter of 2004.
     Cash used in operations totaled $7.7 million in the first nine months of 2005. We used $8.2 million to fund the cash portion of our net loss. We also used cash to fund a $1.9 million increase in patents and other assets and accounts payable payments. These uses were offset by cash generated from lower accounts receivable, inventory, and prepaid balances totaling $2.4 million. Cash used in operations totaled $16.3 million in the first nine months of 2004. We used $13.9 million to fund the cash portion of our net loss. We also used cash to fund a $9.0 million increase in inventory, prepaid expenses, other current assets, patents and licenses and accounts payable payments. Inventory increased in the first nine months of 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable and from the decline in other assets which totaled $6.6 million.
     Net cash provided by investing activities totaled $102,000 in the first nine months of 2005. Sale of fixed assets generated $202,000 offset by purchases of property and equipment totaling $100,000. Cash used by investing activities of $1.7 million in the first nine months of last year related to purchases of manufacturing equipment and facilities improvements to increase our production capacity.
     Net cash provided by financing activities totaled $9.7 million in the first nine months of 2005. Cash used to pay down our line of credit and long term debt totaled $977,000. Cash was also used to pay $1.8 million of offering expenses related to the sale of common stock in November 2004 and August 2005. Net cash provided by financing activities totaled $13.9 million in the first nine months of 2004. Net cash received from the sale of common stock and exercise of warrants totaled $17.2 million and borrowings against our credit and bridge loan facilities totaled $5.2 million. These sources of cash were partially offset by payments against our credit and bridge loan facilities of $7.9 million and payments against our long term debt of $627,000
     Financing Activities
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
     In a registered direct offering completed in August 2005 the company raised net proceeds of $11,476,000, net of offering costs of $1,024,000, from the sale of 17,123,288 shares of common stock at $0.73 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 3,424,658 shares of common stock exercisable at $1.11 per share. The warrants become exercisable on February 16, 2006.
     We also granted each investor an option for 90 business days to purchase at the same price an additional amount of the purchased securities (common stock and warrants) equal to 20 percent of their initial purchase. If investors exercise all of the options, we would receive an additional $2.5 million of gross proceeds (for total gross proceeds of $15.0 million) and sell an additional 3,424,658 shares of common stock and warrants to purchase 684,932 shares of common stock. If all options are exercised, we estimate we would receive additional net proceeds of approximately $2.3 million at a second closing in December 2005.
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires June 15, 2006. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (6.75% at October 1, 2005) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at October 1, 2005. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
     Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
•	Capital Lease Obligations
     Our capital lease obligations are for property and equipment and totaled $43,000 at October 1, 2005.
•	Operating Lease Obligations
     Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. At October 1, 2005, the remaining Sunnyvale lease obligations totaled $512,000 and are due in monthly installments through February 2006. We consolidated the Sunnyvale operations into our Santa Barbara facility in 2004 and recorded a liability for the present value of the remaining obligations under the Sunnyvale leases. We included these liabilities in the financial statements under Accrued Liabilities and Other Long Term Liabilities.
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
•	Quantitative Summary of Contractual Obligations and Commercial Commitments
     At October 1, 2005, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$43,000	$23,000	$20,000	$—	$—
Operating leases	8,484,000	1,711,000	2,486,000	2,654,000	1,633,000
Minimum license commitment	2,250,000	150,000	300,000	300,000	1,500,000
Fixed asset and inventory purchase commitments	1,713,000	1,713,000	—	—	—

Total contractual cash obligations	$12,490,000	$3,597,000	$2,806,000	$2,954,000	$3,133,000

     Capital Expenditures
     We plan to invest approximately $250,000 in fixed assets during the remainder of 2005.
     Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on current forecasts, we believe our existing cash resources will be sufficient to fund our planned operations for at least the next twelve months. We believe the key factors to our liquidity in 2005 and 2006 will be our ability to successfully execute on our plans to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
     In the last several years, we have raised money from investors to cover our operating losses through public and private offerings. Our ability to continue to raise funds using these methods may be adversely impacted by NASDAQ listing issues. Our continued NASDAQ listing requires us to maintain a minimum stock price of $1 per share. Our stock traded below $1 per share for 30 consecutive business days prior to April 4, 2005. We received a notice of potential delisting from the Nasdaq Stock Market on that date and were provided until October 3, 2005 to regain compliance with the NASDAQ minimum price rule. Since our stock price did not recover by the original deadline and we continued to meet all other listing requirements, on October 5, 2005 we transferred our listing to the NASDAQ Capital Market to secure additional time for regaining compliance and were granted an additional 180-day grace period (until March 30, 2006) to regain compliance with the minimum price requirement. The NASDAQ Stock Market has a continued listing requirement of $1.00 per share for both its National Market System and the Capital Market.

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
Future Accounting Requirements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations and earnings per share.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement included guidance related to shares-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected terms. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). The Company is currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123(R).

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There was no material change in our exposure to market risk at October 1, 2005 as compared with our market risk exposure on December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2004 Annual Report on Form 10-K.
Item 4. Disclosure Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded that they were effective as of October 1, 2005.
     Changes in Internal Controls
     There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f)) during the first nine months of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
     In February 2005 the Company settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers will pay $4.0 million into a settlement fund, and the Company will pay up to $50,000 of the costs of providing notice of the settlement to settlement class members. The Company recorded a liability in its December 31, 2004 consolidated financial statements for the proposed amount of the settlement of $4,050,000. Because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. These amounts were paid into the settlement fund in April 2005. The District Court approved the settlement on August 8, 2005, and we do not expect any further legal action related to this matter.
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
     At the final hearing in the federal class action, the District Court judge ruled that the class action settlement bars derivative claims by class members. We subsequently demanded that the plaintiff dismiss his derivative case based on this ruling and his status as a class member. In response, the plaintiff voluntarily dismissed his case without prejudice. The plaintiff did not appeal the federal court ruling within the prescribed time, and we do not expect any further legal action related to this matter.
Routine Litigation
     We are also involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or cash flows.
Item 5. Other Information
     (a) We have written employment agreement with Jeff Quiram, our President and Chief Executive Officer. Under that agreement, Mr. Quiram is entitled to a cash bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by the Compensation Committee and Mr. Quiram. At the request of the Compensation Committee and in an effort to conserve cash, Mr. Quiram has agreed to accept stock options in lieu of his cash bonus for 2005. The Compensation Committee has committed to grant Mr. Quiram options for 93,750 shares of common stock if he achieves his 2005 financial targets under the Executive Incentive Plan. The options will be priced at the greater of $0.80 or the fair market value of the common stock on the date the Compensation Committee concludes the targets have been achieved.

Item 6. Exhibits

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of the Registrant (19)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (3)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (3)

4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Registration Rights Agreement, dated March 6, 2002 (8)

4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.13	Registration Rights Agreement dated October 10, 2002 (9)

4.14	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.16	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.17	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.18	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.19	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.20	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.21	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.22	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.23	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.24	Form of Warrant (16)

4.25	Form of Registration Rights Agreement (16)

4.26	Agility Capital Warrant dated May 2004 (17)

4.27	Silicon Valley Bank Warrant dated May 2004 (17)

4.28	Form of Warrant dated August 2005 (20)

10.1	Placement Agency Agreement dated 8/10/05 by and between the Company and SG Cowen & Co., Inc. (20)

10.2	Form of Subscription Agreement for August 2005 offering (20)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended October 2, 1999. (Reference no longer used and to be removed in future.)

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928), filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 Reg. 333-89184).

(18)	Incorporated by reference from Registrants’ Form 8-K dated March 29, 2005

(19)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(20)	Incorporated by reference from Registrant’s Form 8-K dated August 10, 2005

*	Confidential treatment has been previously granted for certain portions of these exhibits.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: November 4, 2005	/s/ Martin S. McDermut
` Martin S. McDermut
Senior Vice President, Chief Financial Officer and Secretary

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer