Form 10-K
period 2005-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2006-03-08
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (805) 690-4500
Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐           Accelerated Filer ☑           Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The aggregate market value of the common stock held by non-affiliates was $67.4 million as of July 2, 2005 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $0.63 as reported by the NASDAQ Stock Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of the company.
     We had 124,834,314 shares of common stock outstanding as of the close of business on February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2006.

SUPERCONDUCTOR TECHNOLOGIES INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 2005
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
     Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “Business—Risk Factors”and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.
WHERE YOU CAN FIND MORE INFORMATION
     As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549, as well as at the SEC’s regional office at 5757 Wilshire Boulevard, Suite 500, Los Angeles, California 90036. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.suptech.com as soon as reasonably practicable after filing such material with the SEC.

PART I
ITEM 1. BUSINESS
Our Company
     We develop, manufacture and market high performance infrastructure products for wireless voice and data applications. Wireless carriers face many challenges in today’s competitive marketplace. Minutes of use are skyrocketing, and wireless users now expect the same quality of service from their mobile devices as from their landline phones. We help wireless carriers meet these challenges by “doing more with less.”
     Our products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. SuperLink incorporates patented high-temperature superconductor (HTS) technology to create a receiver front-end that enhances network performance. Today, we are leveraging our expertise and proprietary technology in radio frequency (RF) engineering to expand our product line beyond HTS technology. We believe our RF engineering expertise provides us with a significant competitive advantage in the development of high performance, cost-effective solutions for the front end of wireless telecommunications networks.
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2005, and Verizon Wireless and ALLTEL each accounted for more than 10% of our commercial revenues in 2004. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
     Industry Background. The ability to provide high quality service to subscribers is becoming increasingly difficult for wireless operators as the number of users grows, minutes of use increase and the market for wireless data services expands. Wireless service providers in both rural and urban areas are encountering radio frequency interference due to greater subscriber density and a larger number of users on adjacent channels. This reduced signal quality and higher percentage of dropped calls can lead to lower system utilization, decreased revenue and, ultimately, higher rates of customer churn. Service providers are also facing network capacity constraints.
     As a result, wireless carriers are seeking to cost-effectively reduce interference, increase capacity, expand coverage to improve the quality of their systems, and, where possible, utilize their spectrum in the most efficient manner possible.
     Our Solution. We leverage our expertise in RF technology to cost effectively deliver interference protection and increased sensitivity to our wireless carrier customers. Our solutions provide the following quality-of-service improvements:
•	reduction in base station noise figure;

•	reduction of dropped calls and network access failures;

•	elimination of interference from other sources such as specialized mobile radio handsets and other base stations; and

•	increased in-building penetration.
     Our Products. Our solutions consist of the following three product lines:
•	SuperLink combines HTS filters with a proprietary cryogenic cooler and a cooled low-noise amplifier to create a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals).

•	AmpLink is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers.

•	SuperPlex is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation.
     Our Strategy. Our objective is to provide a full range of performance improvement solutions to wireless carriers by offering our field-proven solutions, innovative duplexer designs for antenna sharing and network overlays, ground-based sensitivity improvement solutions and high-performance multiplexers. The primary elements of our strategy include:
•	expanding domestic and international sales channels to broaden our customer base,

•	enhancing our productivity and lowering our costs,

•	enhancing and extending our current product offerings,

•	maintaining our focus on technical excellence and innovation, and

•	pursuing strategic partnerships, alliances and acquisitions.
     Government Contracts. We also generate significant revenues from government contracts. We primarily pursue government research and development contracts which compliment our commercial product development, but we also pursue government product opportunities. We undertake government contract work which has the potential to add to or improve our commercial product line. These contracts often yield valuable intellectual property relevant to our commercial business. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property for the United States.
     Corporate Information. Our facilities and executive offices are located at 460 Ward Drive, Santa Barbara, California 93111, and our telephone number is (805) 690-4500. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.
Our Wireless Products
     Commercial wireless providers can use our solutions to keep pace with the growing demand for wireless communications. Wireless providers may deploy our products in connection with the installation of additional base stations in a network, as well as with the installation of an entirely new network. Wireless carriers can also improve the performance of existing base stations and networks by retrofitting their equipment with our link enhancement products.
     Our performance improvement solutions fit into three product families: SuperLink, AmpLink and SuperPlex.
•	SuperLink. In order to receive uplink signals from wireless handsets, base stations require a filter system to eliminate out-of-band interference, and amplification to enhance the base station’s sensitivity. To address this need, we offer the SuperLink product line for the receiver front-end of base stations. These products combine specialized filters using HTS technology with a proprietary cryogenic cooler and cryogenically cooled low-noise amplifiers. The result is a highly compact and reliable cryogenic receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink products offer significant advantages over conventional filter and amplifier systems.

•	AmpLink. AmpLink is designed specifically to address the sensitivity requirements of wireless base stations. AmpLink is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers. The enhanced uplink provided by AmpLink improves network coverage immediately and avoids the installation and maintenance costs associated with tower mounted alternatives.

•	SuperPlex. SuperPlex is our line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. Products in our SuperPlex family of high-performance multiplexers are designed to facilitate base station antenna sharing and reduce infrastructure costs. SuperPlex can be used in conjunction with

AmpLink and SuperLink products to optimize performance in networks where 1900 MHz EV-DO capabilities are added to existing 850 MHz networks. Relative to competing technologies, this portfolio of STI solutions offers increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, interference rejection and fast and cost-effective network overlays.
Marketing and Sales
     We sell solutions to wireless communication service providers in the United States and have plans to pursue selected international opportunities.
     We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2005; Verizon Wireless and ALLTEL each accounted for more than 10% of our commercial revenues in 2004; and Verizon Wireless and ALLTEL each accounted for more than 10% of our net commercial revenues in 2003.
     We sell using a direct sales force in the U.S. to focus on the Tier I wireless carriers. We have recently directed efforts to market our products to select customers internationally and have not yet had significant international sales.
     We demonstrate our products at trade shows, and participate in industry conferences. Advertising, direct mailings, and contribution of technical and application reports to recognized trade journals, are all employed to communicate our solutions to potential customers. We also advertise our products through our website, brochures, data sheets, application notes, trade journal reports and press releases.
     Our sales and marketing efforts are complemented by a team of sales applications engineers who manage field trials and initial installations, as well as provide ongoing pre- and post-sales support.
     Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. The initial sales cycle for our solutions can be lengthy, typically ranging from six months to twelve months. Our customers typically conduct significant technical evaluations of products before making purchase commitments. We typically negotiate general purchase agreements with our customers. These agreements specify the terms and conditions for the business relationship with our customers. Standard purchase orders are subject to cancellation, postponement or other types of delays.
     We purchase inventory components and manufacture inventory based on sales forecasts.
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $250,000 at December 31, 2005, as compared to $730,000 at December 31, 2004.
How We Use Government Contracts to Fund Technology Development
     Our strategy is to continue to pursue government research and development contract awards which complement our commercial product and technology development and allow for commercialization of the underlying technology. Since our inception in 1987, a substantial part of our revenues have been from research and development contracts, sales directly to the U.S. government or resellers to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We market to various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from DARPA through the Office of Naval Research. In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, or SBIR, program. We have been awarded 33 Phase I SBIR contracts, each of which typically generates up to $100,000 in revenues. We have been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates up to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us approximately $90 million of revenue, and remain a significant source of revenue today, supporting our research and development programs. We also develop and sell RF transceiver front-end products that utilize our unique HTS filter and cryogenics technologies to the US Government, and we are interested in growing this government products business.
Our Manufacturing Capabilities
     Our manufacturing process involves the assembly of numerous individual components and precision tuning by production technicians. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housing, relays and small electric circuit components; electronic circuit components, such as integrated circuits, semiconductors, resistors and capacitors. Our AmpLink and SuperPlex products are primarily manufactured by foreign contract manufacturers. We currently manufacture our SuperLink systems at our facilities in Santa Barbara, California.
     In 1998, we opened a state-of-the-art manufacturing facility in Santa Barbara. We renovated these manufacturing areas in early 2003, the first in a series of moves that have enabled us to produce larger quantities of our SuperLink products. In 2003 and 2004, we expanded our controlled clean rooms, continued to develop and introduce new, state-of-the-art production and test equipment and processes, and implemented a continuous flow manufacturing strategy. In addition, performance testing and systems screening methods, along with optimized quality improvement techniques, have been instrumental in enabling our SuperLink units to reach Mean Time Between Failure (MTBF) levels of more than 500,000 hours.
     We have the physical infrastructure to manufacture up to 2,800 SuperLink units per year. This capacity is unchanged from the prior year. We significantly reduced the number of manufacturing personnel in 2004 in response to a decline in unit volume. We would have to significantly increase our manufacturing staff to produce units near capacity with our current infrastructure. We are holding physical capacity and staffing at their current levels to conserve cash resources. We could expand manufacturing capacity to approximately 5,000 units per year in our current facility with minor additional equipment purchases.
     Our internal capabilities include a proprietary manufacturing process for thin-film materials that is scaleable for high volume production. In addition, we have established a production operation that we use to produce thin films on wafers for wireless electronics applications. Our radio frequency circuitry is designed, modeled and tested by internal engineering resources. We have in-house capabilities to pattern the superconducting material and all other aspects of radio frequency component production, including packaging the filters. We also have in-house capabilities to manufacture our cryogenic coolers. We have refined our supplier base to improve the quality of received parts, while lowering the cost and decreasing lead-times.
     In early 2006, STI launched its high volume AmpLink manufacturing and distribution center within the existing Santa Barbara site. The 3,200 square foot production facility has a capacity of processing 10,000 AmpLink units acquired from a third party manufacturer annually which can be increased to 20,000 units with no additional capital expenditure. The production line is supported by a newly refurbished 8,000 square foot warehouse and distribution center. The manufacturing and distributions centers are tightly linked to provide the most efficient and rapid order fulfillment capabilities for up to 200 AmpLink units per week.
     A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements.
Intellectual Property
     We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We regard our product designs, design tools, fabrication equipment and manufacturing processes as proprietary and seek to protect our rights in them through a combination of patent, trademark, trade secret and copyright law and internal procedures and non-disclosure agreements. We also seek licenses from third parties for HTS materials and processes used by us, which have been patented by other parties. We believe that our success will depend, in part, on the protection of our proprietary information, patents and the licensing of key technologies from third parties.
     We have historically utilized thallium barium calcium copper oxide (“TBCCO”) as the primary HTS material in our SuperLink product line. In the fourth quarter of 2004, we shifted all of our production from TBCCO to yttrium barium copper oxide (“YBCO”) to lower the product manufacturing cost of the SuperLink. We have a non-exclusive license in the U.S. and selected foreign countries to the primary patents on YBCO from Lucent and TBCCO from the University of Arkansas.
     We have an extensive patent portfolio for the technology relevant to our SuperLink products, government products and related business. As of December 31, 2005, we held 46 U.S. patents in the following categories which are currently relevant to this business:
•	6 patents for technologies directed toward producing thin-film materials and structures expiring in 2010 to 2024;

•	21 patents for cryogenic and non-microwave circuit designs expiring in 2010 to 2023;

•	14 patents covering cryogenics, packaging and systems expiring in 2013 to 2024; and

•	5 patents covering other superconducting technologies expiring in 2013 to 2015.
     We also had 24 U.S. patent applications pending as of December 31, 2005 which are currently relevant to this business. As of that date, we held 13 foreign issued patents and 10 foreign patents pending.
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
     From time to time we grant licenses for our technology to other companies for fields of use that are not relevant to our business. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications, among others.
     We use superconducting technology in our SuperLink solution to improve both the selectivity (rejection of adjacent band interference) and the sensitivity (ability to “hear” signals better) of a base station receiver. Superconductors are materials that have the ability to conduct electrical energy with little or no resistance when cooled to “critical” temperatures. In contrast, electric currents that flow through normal conductors encounter resistance that requires power to overcome and generates heat. Substantial improvements in the performance characteristics of electrical systems can be made with superconductors, including reduced power loss, lower heat generation and decreased electrical noise. As these properties have been applied to radio and microwave frequency applications, new products, such as wireless filters, have been developed that are extremely small, highly sensitive and highly frequency selective.
     The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a former director and Chairman of our Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures, below 23K (-250°C). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243°C) were discovered. In early 1987, YBCO was discovered, which has a critical temperature of 93K (-180°C). Shortly thereafter, TBCCO was discovered, which has a critical temperature of 125K (-148°C). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196°C), or the point at which nitrogen liquefies at atmospheric pressure. These high critical temperatures allow superconductors to be cooled using less expensive and more efficient refrigeration processes. Our Company was formed following this discovery for the initial purpose of developing and commercializing high temperature superconductors.
     As part of our strategy to maintain our technological leadership, we have focused our research and development activities on HTS materials, RF circuitry, cryogenic design and product application. We have internally developed our key technologies from a standard set of technology platforms. We utilize a proprietary manufacturing process for HTS thin-film production, the base material for our filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is incorporated with our cryogenic cooler and then integrated with the necessary control electronics into a complete system for simple adaptation into new or existing wireless communications base stations. We believe that our filter systems provide our targeted markets with the smallest and most cost-effective products and that we are the only superconducting company that develops and manufactures all of these key components. We also utilize technologies under licenses of patents from others for our products.
     We use HTS materials as the base material to produce “thin film” microelectronics, primarily RF filters, in our SuperLink product line. A number of HTS materials have been discovered with superconducting properties, but only a few have characteristics capable of commercialization. We have historically utilized TBCCO as the primary HTS material in our SuperLink product line. In the fourth quarter of 2004, we shifted all of our production from TBCCO to YBCO to lower the product manufacturing cost of the SuperLink. We manufacture YBCO using proprietary processes, including proprietary manufacturing techniques. We believe that the process technology we have developed produces state of the art HTS thin-films of the highest quality with limited use of YBCO.
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
     The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Prior to the Company’s efforts, no such cryogenic cooler had been commercially available. In response to this lack of availability, we developed a low-cost, highly reliable low-power cooler designed to cool to 77K (-196°C) with sufficient cooling capacity for our superconducting applications. Our SuperLink systems have logged in excess of 118 million hours of cumulative operation. The cryogenic coolers in our current models have demonstrated a “mean time between failure” (the industry standard measurement) of greater than 1 million hours. The design was based in part on patents licensed by us from Sunpower, Inc. We believe our internally developed cooler, which is both compact enough and reliable enough to meet the most demanding wireless industry standards, provides us with a significant and unique competitive advantage.
     Cooling to cryogenic temperatures requires proper thermal isolation and packaging. Any superconducting or other cryogenically cooled device must be maintained at its optimal operating temperature, and its interaction with higher temperature components must be controlled. We have developed a variety of proprietary and patented cryogenic packaging innovations to satisfy this requirement.
Competition
     The wireless communication market is intensely competitive. We face competition in various aspects of our technology and product development and in each of our target markets. Our products compete on the basis of performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter. The primary competitors use tower mount and ground mount amplifiers, conventional filters, repeaters or “smart antenna” technologies. Tower mount and ground mount amplifiers pass an RF signal received by an antenna through a broad filter, followed by a low noise amplifier. These units are produced by a number of companies, which include most of the base station original equipment manufacturers (OEMs) such as Ericsson and Nokia. Filter manufacturers, including Andrew, Powerwave, Filtronic and Radio Frequency Systems, also produce these units. Smart antennas allow base stations to focus energy more directly on individual wireless devices in order to improve capacity. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources. Some competitors have achieved greater name recognition for their products and technologies.
     In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. With respect to our HTS materials, we compete with THEVA among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman for government products.
Employees
     We employed a total of 120 people as of December 31, 2005: 53 in manufacturing, 33 in research and development, 20 in sales and marketing and 14 in administration. Ten of our employees have Ph.D.s, and eighteen others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our employees are not represented by a labor union, and we believe that our employee relations are good.
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
Environmental Issues
     We use certain hazardous materials in our research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure, waste treatment or disposal. Although we believe that our safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. If such an accident occurred, we could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed our resources or otherwise have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
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
     Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those listed in this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements.” This section describes some of the additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on the beliefs, estimates made by, and information presently available to senior management. We do not assume any duty to update our forward-looking statements.
     Unless otherwise noted, the terms “we,” “us,” and “our,” refer to the combined and ongoing business operations of Superconductor Technologies Inc. and its subsidiaries.
Risks Related to Our Business
We have a history of losses and may never become profitable.
     In each of our last five years, we have experienced significant net losses and negative cash flows from operations. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.
We may need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.
     During 2005, we incurred a net loss of $14.2 million and negative cash flows from operations of $9.4 million. In addition, our independent registered public accounting firm has included in their report for 2005 an explanatory paragraph expressing doubt about our ability to continue as a going concern due to past losses and negative cash flows. They included a similar explanatory paragraph in their audit report for 2002, 2003 and 2004.
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, we expect our existing cash resources will be sufficient to fund our planned operations for at least the next twelve months. We believe the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. If actual cash flows deviate significantly from forecasted amounts, we may require additional financing in the next twelve months.
     We cannot ensure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced, and we could deplete our reserve of authorized but unissued common stock. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise needed funds, we would also be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
We rely on a small number of customers for the majority of our commercial revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, could have a material adverse effect on our business, results of operations and financial condition.
     We sell most of our products to a small number of wireless carriers. We derived 95% of our commercial product revenues from ALLTEL, Verizon Wireless and T-Mobile in 2005 and 87% of our commercial product revenues from ALLTEL and Verizon Wireless in 2004. Our future success depends upon the wireless carriers continuing to purchase our products, and fluctuations in demand from such customers could negatively impact our results. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition.
     In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:
•	a slowdown or delay in the deployment, upgrading or improvement of wireless networks by any one customer could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	each of our customers have significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and

•	concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.
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
     The wireless communication industry is highly concentrated in nature and may become more concentrated due to anticipated industry consolidation. As a result, we believe that the number of potential customers for our products may be limited. We also face significant risks in the event any of our key customers is acquired by a company that has not adopted our technology or not adopted it to the same extent. In that event, we could face a significant decline in our sales to the acquired customer.
We experience significant fluctuations in sales and operating results from quarter to quarter.
     Our quarterly results fluctuate due to a number of factors, including:
•	the lack of any contractual obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	high fixed expenses that may disproportionately impact operating expenses, especially during a quarter with a sales shortfall; and

•	discounts given to certain customers for large volume purchases.
     The nature of our business requires that we promptly ship products after we receive orders. This means that we typically do not have a significant backlog of unfilled orders at the start of each quarter. We have also regularly generated a large percentage of our revenues in the last month of a quarter. Our major customers generally have no contractual obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and minimal penalty. As a result of these factors, we may not be able to accurately predict our quarterly sales. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our revenues and results of operations.

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
     Our expense levels are based in large part on expectations of future revenue. These items of expense are relatively fixed in the short-term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Consequently, operating results in any given period are likely to be disproportionately harmed if revenue in that period falls below expectations.
     Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of stock analysts and investors. In either case, the price of our common stock could be materially adversely affected.
Our sales cycles are unpredictable, making future performance uncertain.
     The sales cycle for telecommunications products includes identification of decision makers within the customers’ organizations, development of an understanding of customer-specific performance and economic issues, convincing the customer through field trial reports of the benefits of systems offered, negotiation of purchase orders and deployment. Customers who purchase our systems must commit a significant amount of capital and other resources, and sales are subject to delays beyond our control. Our customers must consider budgetary constraints, comply with internal procedures for approving large expenditures and complete whatever testing is necessary for them to integrate new technologies that will affect their key operations. Customer delays can lengthen the sales cycles and have a material adverse effect on our business.
We depend on the capital spending patterns of wireless network operators, and if capital spending is decreased or delayed, our business may be harmed.
     Because we rely on wireless network operators for product purchases, any substantial decrease or delay in capital spending patterns in the wireless communication industry may harm our business. Demand from customers for our products depends to a significant degree upon the amount and timing of capital spending by these customers for constructing, rebuilding or upgrading their systems. The capital spending patterns of wireless network operators depend on a variety of factors, including access to financing, the status of federal, local and foreign government regulation and deregulation, changing standards for wireless technology, overall demand for wireless services, competitive pressures and general economic conditions. In addition, capital spending patterns in the wireless industry can be subject to some degree of seasonality, with lower levels of spending in the first and third calendar quarters, based on annual budget cycles.
Our reliance on a limited number of suppliers and the long lead time of components for our products could impair our ability to manufacture and deliver our systems on a timely basis.
     A number of components used in our products are available from only one or a limited number of outside suppliers due to unique designs as well as certain quality and performance requirements. We currently purchase substrates for growth of high-temperature superconductor thin-films from a single supplier because of the quality of their substrates. A thin film is a thin layer of high-temperature superconductor material. There are additional components that we source from a single vendor due to the present volume. Key components of our conventional products are manufactured by sole foreign manufacturer. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, most of which are beyond our control. These include the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could impair our ability to manufacture and deliver our systems on a timely basis and result in the cancellation of orders, which could harm our business.
     In addition, the purchase of some of our key components involves long lead times and, in the event of unanticipated increases in demand for our solutions, we may be unable to obtain these components in sufficient quantities to meet our customers’ requirements. We do not have guaranteed supply arrangements with any of these suppliers, do not maintain an extensive inventory of parts or components and customarily purchase sole or limited source parts and components pursuant to purchase orders. Business disruptions, quality issues, production shortfalls or financial difficulties of a sole or limited source supplier could materially and adversely affect us by increasing product costs, or eliminating or delaying the availability of such parts or components. In such events, our inability to develop alternative sources of supply quickly and on a cost-effective basis could impair our ability to manufacture and deliver our systems on a timely basis and could harm our business.
Our reliance on a limited number of suppliers exposes us to quality control issues.
     Our reliance on certain single-source and limited-source components exposes us to quality control issues if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in single-source or limited-source components or products could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or effectively return or redesign our products, we could lose customer orders or incur additional costs, which could have a material adverse effect on our gross margins and results of operations.
We expect decreases in average selling prices, requiring us to reduce product costs in order to achieve and maintain profitability.
     The average selling price of our products has decreased over the years. We anticipate customer pressure on our product pricing will continue for the foreseeable future. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.
Changes in the mix of our sales channels could cause fluctuations in our gross profit and future operating results.
     We currently sell most of our products directly to wireless network operators in the United States. We plan, however, to expand our business by selling directly to manufacturers of base station equipment on an OEM basis. If and when changes in the mix of our sales channels occur, our gross profit and operating margins may be adversely affected.
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
We currently rely on specific technologies and may not successfully adjust to the rapidly changing wireless telecommunications equipment market.
     Wireless telecommunication equipment is characterized by rapidly advancing technology. Our success depends upon our ability to keep pace with advancing wireless technology, including materials, processes and industry standards. For example, we had to redesign our SuperLink product to convert from thallium barium calcium copper oxide to yttrium barium copper oxide in order to reduce the product cost and compete with other technologies. However, even with the lower cost HTS material, SuperLink may not ultimately prove commercially competitive against other current technologies or those that may be discovered in the future.
     We will have to continue to develop and integrate advances in technology. We will also need to continue to develop and integrate advances in complementary technologies. We cannot guarantee that our development efforts will not be rendered obsolete by research efforts and technological advances made by others.
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
     Our efforts are focused on the wireless telecommunications market, including the 2G, 2.5G and 3G markets. The concentration of our resources on the wireless telecommunications market makes us potentially vulnerable to changes in this market, such as new technologies like WIMAX, future competition, changes in availability of capital resources or regulatory changes that could affect the competitive position and rate of growth of the wireless industry.
We may not be able to compete effectively against alternative technologies.
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
     Contracts involving the U.S. government may include various risks, including:
•	termination by the government;

•	reduction or modification in the event of changes in the government’s requirements or budgetary constraints;

•	increased or unexpected costs causing losses or reduced profits under contracts where prices are fixed or unallowable costs under contracts where the government reimburses for costs and pays an additional premium;

•	risks of potential disclosure of confidential information to third parties;

•	the failure or inability of the main contractor to perform its contract in circumstances where either STI is a subcontractor;

•	the failure of the government to exercise options for additional work provided for in the contracts; and

•	the government’s right in certain circumstances to freely use technology developed under these contracts.
     The programs in which we participate may extend for several years, but are normally funded on an annual basis. The U.S. government may not continue to fund programs under which we have entered into contracts. Even if funding is continued, we may fail to compete successfully to obtain funding pursuant to such programs.
     All costs for services under government contracts are subject to audit, and the acceptance of such costs as allowable and allocable is subject to federal regulatory guidelines. We record contract revenues in amounts which we expect to be realized upon final audit settlement. Any disallowance of costs by the government could have an adverse effect on our business, operating results and financial condition. Audits and adjustments may result in decreased revenues and net income for those years. Additionally, because of our participation in government contracts, we are subject to audit from time to time for our compliance with government regulations by various agencies. Government agencies may conduct inquiries or investigations that may cover a broad range of activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert management’s attention. In addition, an adverse finding in any such audit, inquiry or investigation could involve penalties that may harm our business.
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
     As a competitor in a highly technical market, we depend heavily upon the efforts of our existing senior management and technical teams. The loss of the services of one or more members of these teams could slow product development and commercialization objectives. Due to the specialized nature of our products, we also depend upon our ability to attract and retain qualified technical personnel with substantial industry knowledge and expertise. Competition for qualified personnel is intense and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business.
     We have experienced difficulty recruiting senior management due to the high cost of living in the Santa Barbara area. We have a limited pool of qualified executives in Santa Barbara and sometimes attempt to recruit qualified candidates from across the country. Some candidates have cited the high cost of housing in Santa Barbara as a significant negative factor when considering our employment offers. We have mitigated this problem to a limited extent by allowing some executives to maintain their existing residences in other parts of the country and effectively “commute” to our corporate headquarters in Santa Barbara as needed to perform their duties. Regardless, we expect the cost of housing in our area will continue to present a significant obstacle to recruiting senior executives.
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
     We may explore opportunities to acquire companies or technologies in the future. Other than the acquisition of Conductus, Inc. in 2002, we have not made any such acquisitions or investments to date and, therefore, our ability as an organization to make acquisitions or investments is unproven. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:
•	failure to integrate operations, services and personnel;

•	the price paid may exceed the value eventually realized;

•	loss of share value to existing stockholders as a result of issuing equity securities to finance an acquisition;

•	potential loss of key employees from either our then current business or any acquired business;

•	entering into markets in which we have little or no prior experience;

•	diversion of financial resources and management’s attention from other business concerns;

•	assumption of unanticipated liabilities related to the acquired assets; and

•	the business or technologies acquired or invested in may have limited operating histories and may be subjected to many of the same risks to which we are exposed.
     In addition, future acquisitions may result in potentially dilutive issuances of equity securities, or the incurrence of debt, contingent liabilities or amortization expenses or charges related to goodwill or other intangible assets, any of which could harm our business. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.
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
     Since we operate in a rapidly changing market, we have in the past, and may from time to time in the future, include market data from industry publications and our own internal estimates in some of the documents we file with the Securities Exchange Commission. The reliability of this data cannot be assured. Industry publications generally state that the information contained in these publications has been obtained from sources believed to be reliable, but that its accuracy and completeness is not guaranteed. Although we believe that the market data used in our SEC filings is and will be reliable, it has not been independently verified. Similarly, internal company estimates, while believed by us to be reliable, have not been verified by any independent sources.
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
We may not be able to maintain our NASDAQ stock listing, and the loss of our listing would have a material adverse affect on the liquidity and price of our stock.
     Our common stock currently is listed on the NASDAQ Capital Market. However, we cannot assure you that our stock will continue to be listed on the NASDAQ Stock Market. The NASDAQ Stock Market has rules for maintaining a listing, including a minimum bid price for common stock of $1.00 per share. Our common stock was originally listed on the NASDAQ National Market, but we transferred our listing to the NASDAQ Capital Market to secure additional time for regaining compliance with the minimum stock price requirement.
     NASDAQ originally notified us on April 4, 2005 of a potential delisting from the NASDAQ National Market due to a sustained price decline below the $1.00 minimum requirement. We were given six months to regain compliance. In order to regain compliance, the bid price of the common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days before the end of the grace period. When our stock price did not recover by the end of the first grace period, we transferred our listing to the Capital Market and were given an additional six months to regain compliance (until March 30, 2006).
     Our common stock continues to trade below the minimum price requirement. Therefore, we have decided to implement a 1-for-10 reverse stock split in an effort to protect our NASDAQ listing. We have already obtained stockholder approval and will implement the reverse split on March 13, 2006. We received discretionary authority for the reverse stock split from our stockholders at last year’s annual meeting.
     We cannot predict, however, whether the reverse stock split will achieve the desired result of maintaining our listing on the NASDAQ Stock Market. The price per share of our common stock is also a function of our financial performance and other factors, some of which may be unrelated to the number of shares outstanding. Accordingly, there can be no assurance that the closing bid price of the our common stock after the reverse stock split will increase in an amount proportionate to the decrease in the number of issued and outstanding shares, or will increase at all, or that any increase can be sustained for a prolonged period of time or a sufficient amount of time to regain compliance with the NASDAQ minimum price requirement.
     Even if we regain compliance, we may not meet all of the continued listing requirements in the future, particularly if the price of our common stock again falls below $1.00 per share for thirty consecutive trading days. If our common stock is not listed with NASDAQ, it may be difficult or impossible to sell it.

We have decided to implement a reverse stock split, and the reverse stock split could reduce our total market capitalization.
     We have decided to implement a 1-for-10 reverse stock split in an effort to protect our NASDAQ listing. We will implement the reverse split on March 13, 2006. At our 2005 annual meeting, we sought and received from our stockholders discretionary authority to implement a reverse stock split in the range of 1-for-2 to 1-for-10 within one year of the meeting date without further stockholder approval. We sought this authority in response to the fact that our stock price had been trading below $1.00 per share – the minimum price for maintaining our NASDAQ listing. We can regain compliance if the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days before the end of the current grace period (March 30, 2006). The reverse stock split is one method for achieving this goal. We value our listing on the NASDAQ National Market and have decided to implement the reverse split to maintain our listing.
     There can be no assurance that the per share price of the common stock after the reverse stock split will actually increase in an amount proportionate to the decrease in the number of outstanding shares. In other words, our total market capitalization could decrease as a result of the reverse stock split.
We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.
     As of December 31, 2005, we had outstanding warrants and options exercisable for an aggregate of 20,312,134 shares of common stock at a weighted average exercise price of $3.24 per share. We have registered the issuance of all these shares, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.
Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price of STI shares.
     It is possible that the acquisition of a majority of our outstanding voting stock by another company could result in our stockholders receiving a premium over the public trading price for our shares. Provisions of our restated certificate of incorporation and bylaws and of Delaware corporate law could delay or make more difficult an acquisition of our company by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent and our bylaws generally require ninety days advance notice of any matters to be brought before the stockholders at an annual or special meeting.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     The Securities Exchange Commission regularly reviews and comments on the periodic and current reports filed by reporting companies under the Securities Exchange Act of 1934. We have no unresolved comments from the Securities Exchange Commission concerning our periodic or current reports.
ITEM 2. PROPERTIES
     We lease all of our properties. All of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 71,000 square feet in this complex. We have a long-term lease for 60,000 square feet that expires in 2011, and we rent the remaining 11,000 square feet on a year-to-year basis. We believe that our Santa Barbara facilities are adequate to meet current and reasonably anticipated needs for approximately the next two years.
ITEM 3. LEGAL PROCEEDINGS
Shalvoy Litigation
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $214,000, under two, full recourse promissory notes as of December 31, 2005. The notes are secured by 151,762 shares of our common stock with a market value of approximately $65,000 as of December 31, 2005.
     We acquired the notes in connection with the acquisition of Conductus, Inc. in December 2002. Conductus made these two loans to Mr. Shalvoy, its then President and Chief Executive Officer, prior to the acquisition. Mr. Shalvoy issued the notes to Conductus as payment for the purchase price on the exercise of stock options in December 2000. The first note was due on December 28, 2005 ($460,244 principal amount), and the second note is due on August 21, 2006 ($360,000 principal amount).
     Mr. Shalvoy notified us in December 2005 of his intention not to repay either of the loans. Mr. Shalvoy alleges, among other things, that the Conductus board committed to forgive the loans should the stock purchase turn out to have negative financial consequences to him. Mr. Shalvoy had not previously disclosed this alleged agreement to us, and we have not found (and are not aware) of any documentation to support his allegation. We do not believe that any agreement to forgive the notes ever existed, and we believe that the notes are valid and binding debt obligations of Mr. Shalvoy. Consequently, we filed a lawsuit against Mr. Shalvoy on December 21, 2005 in the California Superior Court (Case No. 1186812) to collect payment in full of all principal and interest due under both notes.
     We carried the principal and accrued interest for both notes as assets on our balance sheet at October 1, 2005. As of that date, the balance sheet included principal of $820,000 under the heading “Notes Receivable from Stockholder” and accrued interest of $203,000 in the line item “Prepaid Expenses and Other Current Assets.” Notwithstanding our firm belief that the notes are valid and binding debt obligations, we concluded that generally accepted accounting principles require the recording of a material, non-cash reserve against these assets in the fourth quarter of 2005 due to Mr. Shalvoy’s refusal to pay the notes voluntarily. The reserve of $969,000 represents the total value of the notes (principal plus accrued interest) less the market value of the collateral securing the notes. We will reserve any default interest recognized in accordance with the terms of the notes.
Routine Litigation
     We are also involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, operating results or cash flow.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to security holders during the last quarter of the year.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market for Common Stock
     Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low intraday sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low
2004
Quarter ended April 2, 2004	$7.45	$2.00
Quarter ended July 3, 2004	$2.50	$0.78
Quarter ended October 2, 2004	$1.40	$0.80
Quarter ended December 31, 2004	$1.67	$0.79

2005
Quarter ended April 2, 2005	$1.43	$0.65
Quarter ended July 2, 2005	$0.87	$0.37
Quarter ended October 1, 2005	$1.11	$0.58
Quarter ended December 31, 2005	$0.74	$0.41
Holders of Record
     We had 359 holders of record of our common stock on February 14, 2006. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 34,000 round lot beneficial owners of our common stock.
Dividends
     We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future, and our line of credit does not allow the payment of dividends
Sales of Unregistered Securities
     We did not conduct any offerings of equity securities during the fourth quarter of 2005 that were not registered under the Securities Act of 1933.
Repurchases of Equity Securities
     We did not repurchase any shares of our common stock during the fourth quarter of 2005.

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
		(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$7,601	$17,601	$38,577	$16,787	$21,080
Government contract revenues	4,782	4,785	10,759	6,189	3,107
Sub license royalties	10	10	58	28	22

Total net revenues	12,393	22,396	49,394	23,004	24,209

Costs and expenses:
Cost of commercial product revenues	10,626	19,286	28,249	23,421	18,989
Contract research and development	3,359	2,531	6,899	4,465	2,806
Other research and development	4,606	4,489	4,697	5,036	4,214
Selling, general and administrative	11,907	14,976	20,567	16,051	11,442
Restructuring expenses and impairment charges	—	—	—	4,128	1,197
Write off of in-process research and development	—	700	—	—	—

Total costs and expenses	30,498	41,982	60,412	53,101	38,648

Loss from operations	(18,105)	(19,586)	(11,018)	(30,097)	(14,439)
Other income (expense), net	904	73	(327)	(1,120)	226

Net loss	(17,201)	(19,513)	(11,345)	(31,217)	(14,213)

Less deemed and cumulative preferred stock Dividends	(2,603)	(1,756)	—	—	—

Net loss available to common stockholders	($19,804)	($21,269)	($11,345)	($31,217)	($14,213)

Basic and diluted net loss per share:
Net loss per common share	($1.10)	($0.89)	($0.18)	($0.37)	($0.12)

Weighted average number of shares Outstanding	17,956	24,020	62,685	84,241	114,185

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$15,205	$18,191	$11,144	$12,802	$13,018
Working capital	18,753	16,503	15,576	16,146	17,218
Total assets	30,161	65,326	68,123	62,358	52,045
Long-term debt, including current portion	509	2,123	721	76	33
Total stockholders’ equity	23,663	49,524	52,220	49,249	47,257

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We develop, manufacture and market high performance infrastructure products for wireless voice and data applications. Wireless carriers face many challenges in today’s competitive marketplace. Minutes of use are skyrocketing, and wireless users now expect the same quality of service from their mobile devices as from their landline phones. We help wireless carriers meet these challenges by “doing more with less.”
     Our products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. SuperLink incorporates patented high-temperature superconductor (HTS) technology to create a receiver front-end that enhances network performance. Today, we are leveraging our expertise and proprietary technology in radio frequency (RF) engineering to expand our product line beyond HTS technology. We believe our RF engineering expertise provides us with a significant competitive advantage in the development of high performance, cost-effective solutions for the front end of wireless telecommunications networks.
     We have three product offerings:
      • SuperLink. In order to receive uplink signals from wireless handsets, base stations require a wireless filter system to eliminate, or filter out, out-of-band interference. SuperLink combines HTS filters with a proprietary cryogenic cooler and a cooled low-noise amplifier. The result is a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink delivers significant performance advantages over conventional filter systems.
     • AmpLink. AmpLink is designed specifically to address the sensitivity requirements of wireless base stations. AmpLink is a ground-mounted unit which includes a high-performance amplifier and up to six dual duplexers. The enhanced uplink provided by AmpLink improves network coverage immediately and avoids the installation and maintenance costs associated with tower mounted alternatives.
     • SuperPlex. SuperPlex is our line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. SuperPlex high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. Relative to competing technologies, these products offer increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, and fast and cost-effective network overlays.
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2005, and Verizon Wireless and ALLTEL each accounted for more than 10% of our commercial revenues in 2004. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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
Recent Developments — Reverse Stock Split
     On March 2, 2006, we announced that our Board of Directors has authorized a one-for-ten (1:10) reverse split of the common stock. We plan to make the reverse stock split effective as of the open of business on March 13, 2006. The reverse stock split was approved by our stockholders last May at the 2005 Annual Meeting.
     In the reverse split, each ten shares of issued and outstanding common stock will be converted automatically into one share of common stock. No fractional shares will be issued in connection with the reverse stock split, and holders of fractional shares will receive cash in lieu of their fractional shares. We will have approximately 12.5 million shares outstanding after the reverse split. The reverse split will also have a proportionate affect on all stock options and warrants outstanding immediately prior to the effective date of the reverse split.
     We anticipate that our common stock will begin trading on a split-adjusted basis when trading opens on March 13, 2006, with the interim ticker symbol “SCOND.” After 20 days, we expect that the “D” designation will be removed, and our ticker symbol will revert back to “SCON.” Our transfer agent, Registrar and Transfer Company, will mail instructions to all stockholders of record as of March 10, 2006 explaining the process for obtaining new post-split stock certificates.
     We are implementing the reverse stock split in order to meet the NASDAQ Capital Market’s maintenance standard that requires us to maintain at least a $1.00 per share minimum bid price. We anticipate that following the reverse stock split, our common stock will trade at a price that is higher than the $1.00 per share minimum bid price. However, there can be no assurance that, after the consummation of the reverse stock split, the common stock will trade at ten (10) times the market price prior to the reverse stock split or above the $1.00 per share minimum bid price.
     The share and per share information included in this Annual Report do not reflect the reverse stock split.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, warranty obligations, contract revenue and contingencies. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
     Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties if allowed for under contractual arrangements and return products. Our warranty obligation is effected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted.
     We indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our guarantees because of the uncertainty as to whether a claim might arise and how much it might total.
     Contract revenues are principally generated under research and development contracts. Contract revenues are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total estimated contract costs. If the current contract estimate were to indicate a loss, utilizing the funded amount of the contract, a provision would be made for the total anticipated loss. Contract revenues are derived primarily from research contracts with agencies of the United States Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. These contracts include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.
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
     In connection with the acquisition of Conductus we recognized $20 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire organization with the book value of its net assets, including goodwill. (Our market capitalization is based the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares.) If the fair value of our company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2005, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $53.7 million which is in excess of our total book value. Therefore, our goodwill was not considered impaired. This goodwill will again be tested for impairment in the fourth quarter of 2006 or earlier if events occur which require an earlier assessment. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess. Any future impairment of our goodwill could have a material adverse effect on our financial position and results of operations.

     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. Our future cash flows may vary from estimates.
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
     If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the years ended December 31,
Net loss:	2003	2004	2005
	(In thousands, except per share data)
As reported	$(11,345)	$(31,217)	$(14,213)
Stock-based employee compensation included in net loss	—	48	—
Stock-based compensation expense determined under fair value method	(5,435)	(5,543)	(6,459)

Pro forma	$(16,780)	(36,712)	(20,672)

Basic and Diluted Loss per Share:
As reported	$(0.18)	$(0.37)	$(0.12)
Stock-based compensation expense determined under fair value method	(0.09)	(0.07)	(0.06)

Pro forma	$(0.27)	$(0.44)	$(0.18)

     On December 1, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. For this purpose, the Compensation Committee defined “out-of-the-money options” as options having an exercise price equal to or greater than $0.58 per share (the market price on the date of the committee’s decision to accelerate the vesting).
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
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $250,000 at December 31, 2005, as compared to $730,000 at December 31, 2004.

Results of Operations
2005 Compared to 2004
     Net revenues increased by $1.2 million, or 5%, from $23.0 million in 2004 to $24.2 million in 2005. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues increased by $4.3 million, or 26%, to $21.1 million in 2005 from $16.8 million in 2004. The increase is primarily the result of higher sales of our SuperPlex and AmpLink products, partially offset by lower sales and average sale prices of our SuperLink product. Our three largest customers accounted for 95% of our net commercial revenues in 2005, as compared to 92% in 2004. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues decreased to $3.1 million in 2005 from $6.2 million in 2004, a decrease of $3.1 million, or 50%. This decrease is primarily attributable to the completion of contracts in 2004 and 2005 that have not been replaced.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenues totaled $19.0 million for 2005 as compared to $23.4 million for 2004, a decrease of $4.4 million, or 19%. The lower costs resulted from lower restructuring expenses and a lower provision for obsolete inventory. Restructuring and impairment expenses from severance and “fixed assets write off included in cost of goods sold” totaled $109,000 in 2005 as compared to $1.1 million in 2004. The provision for obsolete inventories totaled $1.0 million in 2005 as compared to $4.8 million in 2004.
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
     The following is an analysis of our commercial product gross profit margins for 2004 and 2005:

	For the Years Ended December 31,
Dollars in Thousands	2004		2005

Net commercial product sales	$16,787	100.0%	$21,080	100.0%
Cost of commercial product sales	23,421	139.5%	18,989	90.1%

Gross profit	$(6,634)	(39.5%)	$2,091	9.9%

     We had a positive gross margin of $2.1 million in 2005 from the sale of our commercial products as compared to a negative gross margin of $6.6 million in 2004. The gross margin improvement was primarily due to higher sales volumes, lower restructuring expenses, a lower provision for obsolete inventory and the positive results of our cost reduction efforts. Gross margin was also favorably impacted $1.1 million by the sale of previously written-off inventory. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $2.8 million in 2005 as compared to $4.5 million in 2004, a decrease of $1.7 million, or 37%. The decrease was the result of lower expenses associated with performing a fewer number of government contracts, offset by expenses totaling $759,000 on a contract for which no revenue was recognized. See “Contractual Contingency” under the Contractual Guarantees and Indemnities Note to the Financial Statements for a description of the non-revenue generating contract.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $4.2 million in 2005 as compared to $5.0 million in 2004, a decrease of $800,000, or 16%. The decrease is due to lower expenses associated with commercial products development and the result of our cost reduction efforts.
     Selling, general and administrative expenses totaled $11.4 million in 2005 as compared to $16.1 million in 2004, a decrease of $4.6 million, or 29%. The lower expenses resulted primarily from lower insurance premiums, the cessation of ISCO related litigation expenses, lower legal expenses for other matters, the closure of our Sunnyvale facility and overall lower expense levels resulting from our restructuring activities in 2004 and 2005. These reductions were partially offset by retirement benefits for the previous Chief Executive Officer.
     We implemented several restructuring programs and wrote off certain assets in 2004. See “Management’s Discussion and Analysis of Financial Condition and Results and Operations – Results of Operations — 2004 Compared to 2003.” These activities continued in 2005. We implemented another restructuring program, further reduced our workforce and vacated a portion of our leased facility in Santa Barbara. We also recorded an impairment charge of $969,000 related to a shareholder note receivable. See “Item 3 – Legal Proceedings – Shalvoy Litigation.” The following table summarizes our restructuring and impairment charges for 2004 and 2005:

	For the Year Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2004	2004	2004	2005	2005	2005

Severance costs	$826,000	$—	$826,000	$178,000	$—	$178,000
Fixed assets write offs	803,000	403,000	1,206,000	137,000	—	137,000
Patents, licenses and purchased technology write-off	1,051,000	1,171,000	2,222,000	—	—	—
Lease abandonment costs	279,000	—	279,000	—	—	—
Facility consolidation costs	268,000	—	268,000	6,000	—	6,000
Employee relocation cost	382,000	—	382,000	16,000	—	16,000
Impairment charge for notes receivable from shareholder and board member	—	—	—	—	969,000	969,000

Total	$3,609,000	$1,574,000	$5,183,000	337,000	969,000	1,306,000
Fixed Asset write off and severance costs included in cost of goods sold	669,000	386,000	1,055,000	(109,000)	—	(109,000)

Expense included in operating expenses	$2,940,000	$1,188,000	$4,128,000	$228,000	$969,000	$1,197,000

     Interest income increased in 2005, as compared to the prior year, primarily because we had more cash available for investment and increased interest rates.

     Interest expense in 2005 amounted to $116,000, as compared to $1.2 million in 2004. We had higher interest expense in 2004 because of higher borrowing levels and a non-cash charge of $802,000 for warrants issued to the lenders in connection with a bridge loan in April 2004.
     Our loss totaled $14.2 million in 2005 as compared to $31.2 in 2004.
     The net loss available to common shareholders totaled $0.12 per common share in 2005, as compared to $0.37 per common share in 2004.
2004 Compared to 2003
     Net revenues decreased by $26.4 million, or 53%, from $49.4 million in 2003 to $23.0 million in 2004.
     Net commercial product revenues decreased to $16.8 million in 2004 from $38.6 million in 2003, a decrease of $21.8 million, or 56%. The decrease is primarily the result of a $21.9 million decline in sales of our SuperLink products. We experienced significant declines in sales of these products to our two largest customers. We anticipated some decline in sales to one of these customers and expected to offset it with the addition of another new major customer in 2004. Our sales efforts were adversely affected in 2004 by, among other things, changes in capital spending patterns and consolidation in the telecommunications industry. Our two largest customers accounted for 87% of our net commercial revenues in 2004 and 85% in 2003. Net commercial product revenue was reduced by $90,000 in 2003 because of the allocation of certain sales proceeds to a warrant issued to one customer in 1999 under a long-term supply agreement. The warrant cost was fully amortized by the end 2003 and did not affect revenues in 2004.
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
     The following is an analysis of our commercial product gross profit margins for 2003 and 2004:

	For the years ended December 31,
Dollars in Thousands	2003		2004

Net commercial product sales	$38,577	100.0%	$16,787	100.0%
Total cost of commercial product sales	28,249	73.2%	23,421	139.5%

Gross profit	$10,328	26.8%	$(6,634)	(39.5%)

     We had a negative gross profit of $6.6 million in 2004 from the sale of our commercial products as compared to positive gross profit of $10.3 million in 2003. We experienced negative gross profits in 2004 primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $4.8 million charge for excess and obsolete inventory and a $1.1 million charge for restructuring activities and fixed asset write downs. This compares to $719,000 for a charge for excess and obsolete inventory in 2003.
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
     During 2004, we implemented several restructuring programs to streamline our operations and reduce our cost structure. We recorded cash and non-cash restructuring charges of $3.6 million for these activities. We consolidated our Sunnyvale operations into our Santa Barbara facility and reduced our total workforce. The workforce reduction included reductions associated with the Sunnyvale consolidation, as well as other strategic reductions in the organization. In addition, as part of the consolidation, we accelerated a program to implement a new, lower cost wafer deposition process called Reactive Co-Evaporation.
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
     The table below summarizes our restructuring and impairment charges for 2004. We had no similar charges in 2003.

	Restructuring	Impairment
	Charges for 2004	Charges for 2004	Total for 2004

Severance costs	$826,000	$—	$826,000
Fixed assets write offs	803,000	403,000	1,206,000
Patents, licenses and purchased technology write-off	1,051,000	1,171,000	2,222,000
Lease abandonment costs	279,000	—	279,000
Facility consolidation costs	268,000	—	268,000
Employee relocation cost	382,000	—	382,000

Total	$3,609,000	$1,574,000	$5,183,000
Fixed Asset write off and severance costs included in cost of goods sold	669,000	386,000	1,055,000

Expense included in operating expenses	$2,940,000	$1,188,000	$4,128,000

     Interest income decreased in 2004 as compared to the prior year because we had less cash available for investment.
     Interest expense in 2004 totaled $1.2 million as compared to $504,000 in 2003. This increase is related primarily to an $802,000 non-cash charge for warrants issued to the lenders in connection with a bridge loan in April 2004.
     In April 2004, we settled several substantially identical class action lawsuits filed in the United States District Court for the Central District of California. The settlement was later approved by the court, and the matter is resolved. Our insurers paid $4.0 million into a settlement fund, and we paid up to $50,000 of the costs of providing notice of the settlement to the class members. We recorded a liability at December 31, 2004 on our consolidated balance sheet for the proposed amount of the settlement of $4,050,000. In addition, because the insurance carrier involved in this suit agreed to pay $4.0 million of the settlement amount, and therefore, recovery from the insurance carrier is probable, we also recorded a receivable on our balance sheet for that amount. Accordingly, the settlement had a $50,000 impact on our statement of operations for the year ended December 31, 2004. We included this amount in our selling, general and administrative expenses.

     We had a net loss of $31.2 million in 2004 as compared to net loss of $11.3 million in 2003.
     The net loss available to common shareholders totaled $0.37 per common share in the 2004, as compared to $0.18 per common share in the previous year.
Liquidity and Capital Resources
Cash Flow Analysis
     As of December 31, 2005, we had working capital of $17.2 million, including $13.0 million in cash and cash equivalents, as compared to working capital of $16.1 million at December 31, 2004, which included $12.8 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents increased by $216,000 from $12.8 million at December 31, 2004 to $13.0 million at December 31, 2005. Cash was used in operations, for the purchase of property and equipment, for the payment of short and long-term borrowings and for the payment of common stock offering expenses. These uses were offset by gross cash proceeds of $12.5 million received from the sale of common stock in a public offering during the third quarter of 2005. Cash and cash equivalents increased by $1.7 million from $11.1 million at December 31, 2003 to $12.8 million at December 31, 2004. Cash was used in operations for the purchase of property and equipment and for the payment of short and long-term borrowings. These expenditures were offset by cash received from the sale of common stock in two public offerings.
     Cash used in operations totaled $9.4 million in 2005. We used $9.0 million to fund the cash portion of our net loss. We also used cash to fund a $3.5 million increase in accounts receivable, patents and other assets and accounts payable payments. These uses were offset by cash generated from lower inventory and prepaid balances totaling $3.1 million. Cash used in operations totaled $21.6 million in 2004. We used $18.3 million to fund the cash portion of our net loss. We also used cash to fund a $10.7 million increase in inventory, prepaid expenses, other current assets, patents and licenses, other assets and accounts payable payments. Inventory increased in 2004 due to lower than expected sales. These uses were partially offset by cash generated from the collection of accounts receivable of $7.4 million. Cash used in operations totaled $18.5 million in 2003. We used $7.2 million to fund the cash portion of our net loss. We also used cash to fund an $11.2 million increase in accounts receivable, inventory, patents and licenses, other assets and accounts payable. Depreciation and amortization expense increased in 2003 due to increased amortization related to the acquired technology in the Conductus acquisition and increased fixed assets expenditures in the prior year.
     Net cash used in investing activities totaled $45,000 in 2005, $1.8 million in 2004 and $4.4 million in 2003. In 2005, sales of fixed assets generated $216,000 and essentially offset purchases of property and equipment totaling $261,000. In 2004, our investing activities consisted primarily of purchases of manufacturing equipment and facilities improvements to increase our production capacity. We had similar types of expenditures in 2003, along with a $500,000 upfront license fee for a new technology license.
     Net cash provided by financing activities totaled $9.7 million in 2005. Gross cash received from the sale of common stock totaled $12.5 million and borrowings against our line of credit totaled $662,000. Cash used to pay down our line of credit and long term debt totaled $1.6 million. Cash was also used to pay $1.9 million of offering expenses related to the sale of common stock in November 2004 and August 2005. Net cash provided by financing activities totaled $25.1 million in 2004. Gross cash received from the sale of common stock and exercise of warrants totaled $29.8 million and borrowings against our credit and bridge loan facilities totaled $5.6 million. These sources of cash were partially offset by payments against our credit and bridge loan facilities of $7.9 million and payments against our long term debt of $645,000. Net cash provided by financing activities totaled $15.8 million in 2003. Cash received from the sale of common stock and warrants totaled $13.9 million and net borrowings against our credit facility totaled $3.3 million. These funds were partially offset by the reduction in long-term borrowings of $1.4 million.

Financing Activities
     We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. We have effective registration statements on file with the SEC covering the public resale by investors of all the common stock issued in our private placements, as well as any common stock acquired upon exercise of their warrants.
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires June 15, 2006. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (7.25% at December 31, 2005) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at December 31, 2005. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
     We completed one financing transaction in 2005. In August 2005, we raised net proceeds of $11.4 million in a registered direct public sale of 17,123,288 shares of common stock at $0.73 per share (based on a negotiated discount to market) and 5-year warrants to purchase an additional 3,424,658 shares of common stock exercisable at $1.11 per share. The warrants became exercisable on February 16, 2006.
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
Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
     • Capital Lease Obligations
     Our capital lease obligations are for property and equipment and total $37,000.
     • Operating Lease Obligations
     Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. The remaining Sunnyvale lease obligations as of December 31, 2005 total $227,000 and are due in two remaining monthly installments through February 2006.
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
     • Quantitative Summary of Contractual Obligations and Commercial Commitments
     At December 31, 2005, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$37,000	$22,000	$15,000	$—	$—
Operating leases	7,982,000	1,414,000	2,543,000	2,717,000	1,308,000
Minimum license commitment	2,120,000	170,000	300,000	300,000	1,350,000
Fixed asset and inventory purchase commitments	2,835,000	2,835,000	—	—	—

Total contractual cash obligations	$12,974,000	$4,441,000	$2,858,000	$3,017,000	$2,658,000

Capital Expenditures
     We plan to invest approximately $600,000 in fixed assets during 2006.
Future Liquidity (and Reverse Stock Split)
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, we expect our existing cash resources will be sufficient to fund our planned operations for at least the next twelve months. We believe the key factors to our liquidity in 2006 will be our ability to successfully execute on our plans to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
     In the last several years, we have raised money from investors to cover our operating losses through public and private offerings. Our ability to continue to raise funds using these methods may be adversely impacted by NASDAQ listing issues. Our continued NASDAQ listing requires us to maintain a minimum stock price of $1 per share. Our stock traded below $1 per share for 30 consecutive business days prior to April 4, 2005. We received a notice of potential delisting from the NASDAQ Stock Market on that date and were provided until October 3, 2005 to regain compliance with the NASDAQ minimum price rule. Since our stock price did not recover by the original deadline and we continued to meet all other listing requirements, on October 5, 2005, we transferred our listing to the NASDAQ Capital Market to secure additional time for regaining compliance and were granted an additional 180-day grace period (until March 30, 2006) to regain compliance with the minimum price requirement. The NASDAQ Stock Market has a continued listing requirement of $1.00 per share for both its National Market System and the Capital Market.

     In order to maximize our options for addressing this problem, we submitted a request to our stockholders at our 2005 annual meeting for discretionary authority over the next year to implement a reverse stock split in the range of 1-for-2 to 1-for-10. The stockholders approved that proposal, and we have discretionary authority to take such action anytime prior to May 25, 2006. Our common stock continues to trade below the minimum price requirement. Therefore, we have decided to implement a 1-for-10 reverse stock split effective March 13, 2006.
     We cannot predict, however, whether the reverse stock split will achieve the desired result of maintaining our listing on the NASDAQ Stock Market. The price per share of our common stock is also a function of our financial performance and other factors, some of which may be unrelated to the number of shares outstanding. Accordingly, there can be no assurance that the closing bid price of the our common stock after the reverse stock split will increase in an amount proportionate to the decrease in the number of issued and outstanding shares, or will increase at all, or that any increase can be sustained for a prolonged period of time or a sufficient amount of time to regain compliance with the NASDAQ minimum price requirement.
     Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.
     In 2005, we incurred a net loss of $14.2 million and had negative cash flows from operations of $9.4 million. Our independent registered public accounting firm has included in their audit report for fiscal 2005 an explanatory paragraph expressing doubt about our ability to continue as a going concern. They included a similar explanatory paragraph in their audit report for 2002, 2003 and 2004. In 2004 we incurred a net loss of $31.2 million and had negative cash flow from operations of $21.6 million. In response over the past two years, we reduced direct and indirect labor and continued to cut fixed costs. We also consolidated our Sunnyvale operations into our Santa Barbara facility and accelerated the reduction of our production costs. We have also taken several steps to increase our commercial sales. We have introduced new products and are aggressively taking steps to add new customers. In 2005, we hired a new Vice President, World Wide Sales and upgraded the quality of our sales force.
Net Operating Loss Carryforward
     As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $255.1 million and $128.0 million, respectively, which expire in the years 2006 through 2025. Of these amounts $89.4 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we have research and development and other tax credits for federal and state income tax purposes of approximately $2.5 million and $1.2 million, respectively, which expire in the years 2006 through 2025. Of these amounts $774,000 and $736,000, respectively resulted from the acquisition of Conductus.
     Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We completed an analysis of our equity transactions and determined that we had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $99.9 million will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $89.4 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $65.8 million and are not subject to this limitation.

Future Accounting Requirements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our 2006 financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement included guidance related to shares-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected terms. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). For previously issued awards, the Company will adopt SFAS 123(R) on a modified prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. SFAS 123(R) is expected to have approximately a $250,000 impact on our results for the year ending December 31, 2006.
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
     At December 31, 2005, we had approximately $12.5 million invested in a money market account yielding approximately 4.069%. Assuming a 1% decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $125,000 per annum. Also, at December 31, 2005, we had no amounts outstanding under a $5.0 million bank borrowing arrangement bearing interest at the prime rate (7.25% at December 31, 2005) plus 2.50%. Assuming a 1% increase in the prime rate interest and that the entire line was used for the entire year, interest expense would increase approximately $40,000.
Forward-Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward- looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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
     Please read the section in this report entitled “Item 1A — Risk Factors” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures..
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of December 31, 2005, that they are effective as described above.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on Page F-1 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B. OTHER INFORMATION
     We disclosed all the information required to be disclosed pursuant to Form 8-K during the fourth quarter of 2005.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.
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
ITEM 11. EXECUTIVE COMPENSATION
     Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities Of Principal Stockholders And Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES
     Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this Report:
     1. Index to Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:
     2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.
Schedule II — Valuation and Qualifying Accounts F-31
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
     3. Exhibits.

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of the Registrant (3)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (5)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (5)

4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

Number	Description of Document
4.11	Registration Rights Agreement, dated March 6, 2002 (8)

4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.13	Registration Rights Agreement dated October 10, 2002 (9)

4.14	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.16	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.17	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.18	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.19	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.20	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.21	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.22	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.23	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.24	Form of Warrant (16)

4.25	Form of Registration Rights Agreement (16)

4.26	Agility Capital Warrant dated May 2004 (17)

4.27	Silicon Valley Bank Warrant dated May 2004(17)

4.28	Form of Warrant dated August 2005 (18)

10.1	1992 Director Option Plan (19)

10.2	1992 Stock Option Plan (19)

10.3	Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(19)*

10.4	Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991 (19)

10.5	License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992 (19) *

10.6	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (20)

10.7	1999 Stock Option Agreement (6)

10.8	1998 Stock Option Plan (21)

10.10(a)	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000 (22)

10.10(b)	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000 (22)

10.10(c)	Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001 (22)

10.10(d)	Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000 (22)

10.11(a)	Form of Change of Control Agreement dated March 28, 2003 (23)

10.11(b)	Form of Amendment to Change of Control Agreement dated as of May 24, 2005 *

10.12(a)	Accounts Receivable Purchase Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank (23)

10.12(b)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 17, 2004 (24)

Number	Description of Document
10.12(c)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 29, 2005 (25)

10.12(d)	Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank (23)

10.13	Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002 (23)*

10.14(a)	Securities Purchase Agreement dated June 23, 2003 (26)

10.14(b)	Form of Investor Warrant (26)

10.14(c)	Form of Registration Rights Agreement (26)

10.15	Patent License Agreement by and between Lucent Technologies and the Company ** (27)

10.16	Consulting Agreement with Charles Shalvoy dated November 4, 2004 (30)

10.17	License Agreement with Sunpower ** (30)

10.18(a)	Employment Agreement with Jeffrey Quiram (28)

10.18(b)	Option Agreement with Jeffrey Quiram (28)

10.19(a)	2003 Equity Incentive Plan (as amended May 25, 2005) (29)

10.19(b)	Form of Option Agreement for 2003 Equity Incentive Plan (28)

10.20	Employment Agreement with Terry White (30)

10.21	Compensation Policy for Non-Employee Directors dated March 18, 2005 (30)

10.22	Stipulation of Settlement to Class Action dated as of March 8, 2005(30)

10.23(a)	Placement Agency Agreement by and between the Company and SG Cowen & Co., Inc. dated August 10, 2005 (31)

10.23(b)	Form of Subscription Agreement for August 2005 offering (31)

10.24	Form of Director and Officer Indemnification Agreement *

10.25	Code of Business Conduct and Ethics *

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928) filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 (Reg. 333-89184).

(18)	Incorporated by reference from Registrant’s Form 8-K dated August 10, 2005.

(19)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(20)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(21)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606) filed March 6, 2001.

(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(23)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(24)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

(25)	Incorporated by reference from Registrants’ Form 8-K dated March 29, 2005.

(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(27)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(28)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(29)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(30)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

(31)	Incorporated by reference from Registrants’ Form 8-K dated March 29, 2005

*	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.
     (b) Exhibits. See Item 15(a) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2006.

SUPERCONDUCTOR TECHNOLOGIES INC.

By:	/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2006

/s/ Martin S. McDermut Martin S. McDermut	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 7, 2006

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer)	March 7, 2006

/s/ John F. Carlson John F. Carlson	Director	March 7, 2006

/s/ Lynn J. Davis Lynn J. Davis	Director	March 7, 2006

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 7, 2006

/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 7, 2006

/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 7, 2006

Charles E. Shalvoy	Director

S-1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Superconductor Technologies Inc.:
We have completed integrated audits of Superconductor Technologies Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Superconductor Technologies Inc. and its subsidiaries at December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses and used $9.4 million in cash for operations in 2005. These matters raise a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty
Internal control over financial reporting
Also, in our opinion, management’s assessment, included “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.

Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Los Angeles, California
March 3, 2006

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$12,802,000	$13,018,000
Accounts receivable, net	1,434,000	2,166,000
Inventory, net	9,327,000	5,364,000
Insurance settlement receivable	4,000,000	—
Prepaid expenses and other current assets	906,000	723,000

Total Current Assets	28,469,000	21,271,000

Property and equipment, net of accumulated depreciation of $15,189,000 and $17,295,000, respectively	10,303,000	7,803,000
Patents, licenses and purchased technology, net of accumulated amortization of $768,000 and $1,065,000, respectively	2,833,000	2,514,000
Goodwill	20,107,000	20,107,000
Other assets	646,000	350,000

Total Assets	$62,358,000	$52,045,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$938,000	$—
Accounts payable	2,691,000	2,036,000
Accrued expenses	4,601,000	1,998,000
Legal settlement liability	4,050,000	—
Current portion of capitalized lease obligations and long term debt	43,000	19,000

Total Current Liabilities	12,323,000	4,053,000

Capitalized lease obligations and long term-debt	33,000	14,000
Other long term liabilities	753,000	721,000

Total Liabilities	13,109,000	4,788,000

Commitments and contingencies-Notes 9, 10 and 11

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 107,711,026 and 124,834,314 shares issued and outstanding, respectively	108,000	125,000
Capital in excess of par value	196,983,000	208,432,000
Notes receivable from stockholder and board member	(820,000)	(65,000)
Accumulated deficit	(147,022,000)	(161,235,000)

Total Stockholders’ Equity	49,249,000	47,257,000

Total Liabilities and Stockholders’ Equity	$62,358,000	$52,045,000

     See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31
	2003	2004	2005
Net revenues:
Net commercial product revenues	$38,577,000	$16,787,000	$21,080,000
Government and other contract revenues	10,759,000	6,189,000	3,107,000
Sub license royalties	58,000	28,000	22,000

Total net revenues	49,394,000	23,004,000	24,209,000
Costs and expenses:
Cost of commercial product revenues	28,249,000	23,421,000	18,989,000
Contract research and development	6,899,000	4,465,000	2,806,000
Other research and development	4,697,000	5,036,000	4,214,000
Selling, general and administrative	20,567,000	16,051,000	11,442,000
Restructuring expenses and impairment charges	—	4,128,000	1,197,000

Total costs and expenses	60,412,000	53,101,000	38,648,000

Loss from operations	(11,018,000)	(30,097,000)	(14,439,000)
Interest income	177,000	125,000	342,000
Interest expense	(504,000)	(1,245,000)	(116,000)

Net loss	(11,345,000)	(31,217,000)	(14,213,000)

Basic and diluted net loss per common share	($0.18)	($0.37)	($0.12)

Basic and diluted weighted average number of common shares outstanding	62,685,292	84,241,447	114,185,036

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Preferred				Capital in	Receivable
	Stock		Common Stock		Excess of	From	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Stockholder	Deficit	Total

Balance at December 31, 2002	—	$—	59,823,553	$60,000	$154,744,000	$(820,000)	$(104,460,000)	$49,524,000
Exercise of stock options			56,687		173,000			173,000
Issuance of common stock and warrants for cash			5,116,278	5,000	10,060,000			10,065,000
Exercise of warrants			3,910,591	4,000	3,618,000			3,622,000
Issuance of options and warrants					181,000			181,000
Net loss							(11,345,000)	(11,345,000)

Balance at December 31, 2003	—	—	68,907,109	69,000	$168,776,000	(820,000)	(115,805,000)	52,220,000
Exercise of stock options			89,748	—	250,000			250,000
Issuance of common stock			38,600,000	39,000	26,748,000			26,787,000
Exercise of warrants			114,169	—	236,000			236,000
Issuance of options and warrants					973,000			973,000
Net loss							(31,217,000)	(31,217,000)
Balance at December 31, 2004	—	—	107,711,026	108,000	196,983,000	(820,000)	(147,022,000)	49,249,000

Issuance of common stock and warrants			17,123,288	17,000	11,424,000			11,441,000
Issuance of options					25,000			25,000
Reserve for impairment						755,000		755,000
Net loss							(14,213,000)	(14,213,000)

Balance at December 31, 2005	—	—	124,834,314	$125,000	$208,432,000	$(65,000)	$(161,235,000)	$47,257,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,345,000)	$(31,217,000)	$(14,213,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,277,000	3,463,000	3,225,000
Non-cash restructuring and impairment charges	—	3,659,000	—
Warrants and options charges	104,000	973,000	25,000
Provision for excess and obsolete inventories	719,000	4,836,000	984,000
Forgiveness of note receivable from former CEO	—	—	150,000
Reserve for impairment of note and interest receivable from stockholder	—	—	924,000
Gain on disposal of property and equipment	—	—	(138,000)
Changes in assets and liabilities:
Accounts receivable	(5,404,000)	7,375,000	(732,000)
Inventory	(3,174,000)	(5,361,000)	2,979,000
Prepaid expenses and other current assets	(184,000)	(146,000)	112,000
Patents and licenses	(531,000)	(546,000)	(154,000)
Other assets	(114,000)	(46,000)	(23,000)
Accounts payable and accrued expenses	(1,806,000)	(4,570,000)	(2,543,000)

Net cash used in operating activities	(18,458,000)	(21,580,000)	(9,404,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of property and equipment	—	—	216,000
Purchase of property and equipment	(3,855,000)	(1,812,000)	(261,000)
Payment of up front license fee	(500,000)	—	—

Net cash used in investing activities	(4,355,000)	(1,812,000)	(45,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from short-term borrowings	7,234,000	5,567,000	662,000
Payments on short-term borrowings	(3,926,000)	(7,937,000)	(1,600,000)
Payments on long-term obligations	(1,402,000)	(645,000)	(43,000)
Gross proceeds from sale of common stock and exercise of warrants and options	14,795,000	29,829,000	12,500,000
Payment of common stock issuance costs	(935,000)	(1,764,000)	(1,854,000)

Net cash provided by financing activities	15,766,000	25,050,000	9,665,000

Net increase (decrease) in cash and cash equivalents	(7,047,000)	1,658,000	216,000
Cash and cash equivalents at beginning of year	18,191,000	11,144,000	12,802,000

Cash and cash equivalents at end of year	$11,144,000	$12,802,000	$13,018,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Company
     Superconductor Technologies Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company operates in a single industry segment, the research, development, manufacture and marketing of high-performance infrastructure products for wireless voice and data applications. The Company’s commercial products are divided into three product offerings: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). The Company’s research and development contracts are used as a source of funds for its commercial technology development. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts.
     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 2003, 2004, and 2005, government related contracts account for 22%, 27% and 13%, respectively, of the Company’s net revenues.
Note 2 – Summary of Significant Accounting Policies
     Basis of Presentation
     In 2005, the Company incurred a net loss of $14,213,000 and negative cash flows from operations of $9,404,000.
     The Company’s principal sources of liquidity consists of existing cash balances, a bank line of credit and funds expected to be generated from future operations. The Company expects its existing cash resources, together with its line of credit will be sufficient to fund its planned operations for at least the next twelve months. The Company believes the key factors to its liquidity in 2006 will be its ability to successfully execute on its plans to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Its cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with quality financial institutions and from time to time exceed FDIC limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

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
Revenue Recognition
     Commercial revenues are principally derived from the sale of the Company’s SuperLink, AmpLink and SuperPlex family of products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.
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
Shipping and Handling Fees and Costs
     Shipping and handling fees billed to customers are included in net commercial product revenues. Shipping and handling fees associated with freight are generally included in cost of commercial product revenues.
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
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses.
Patents, Licenses and Purchased Technology
     Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. in 2002 is recorded at its estimated fair value and is amortized using the straight-line method over seven years.
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
     Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. The Company operates in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with its book value of its net assets, including goodwill. (The market capitalization of the Company is based on the closing price of its common stock as traded on NASDAQ multiplied by its outstanding common shares.) If the fair value of the Company exceeds the book value of its net assets, goodwill of the Company is not considered impaired. If the book value of the net assets of the Company exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2005, the fair value of the Company based on its market capitalization totaled $53.7 million, which is in excess of the total book value of the Company. Therefore, the Company’s goodwill was not considered impaired.
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value.

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
Marketing Costs
     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2005.
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
     If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the years ended December 31,
	2003	2004	2005

Net loss:
As reported	$(11,345,000)	$(31,217,000)	$(14,213,000)
Stock-based employee compensation included in net loss	—	48,000	—
Stock-based compensation expense determined under fair value method	(5,435,000)	(5,543,000)	(6,459,000)

Pro forma	$(16,780,000)	$(36,712,000)	$(20,672,000)

Basic and diluted loss per share

	For the years ended December 31,
	2003	2004	2005

As reported	$(0.18)	$(0.37)	$(0.12)
Stock-based compensation expense determined under fair value method	(0.09)	(0.07)	(0.06)

Pro forma	$(0.27)	$(0.44)	$(0.18)

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the financial statements.
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
          The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2005, the Company had three customers that represented 31%, 37% and 15% of total net revenues. At December 31, 2005, these three customers represented 95% of accounts receivable. In 2004, the Company had two customers that represented 46% and 17% of total net revenues. In 2003, the Company had two customers that represented 55% and 12% of total net revenues. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our 2006 financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement included guidance related to shares-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected terms. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). For previously issued awards, the Company will adopt SFAS 123(R) on a modified prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. SFAS 123(R) is expected to have approximately a $250,000 impact on our results for the year ending December 31, 2006.
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
Note 3-Short Term Borrowings
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
     Advances bear interest at the prime rate (7.25% at December 31, 2005) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at December 31, 2005.
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
     As a result of common stock issuances in 2004 and 2005, the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 Bridge Loan was adjusted to $1.33 and 695,489, respectively. The Silicon Valley Bank warrant remains unchanged.
Note 4 – Retirement of Company’s Chief Executive Officer
          On March 15, 2005, the Company’s Chief Executive Officer and President retired. In connection with the retirement, the Company agreed to the continuation of his salary and benefits for one year and to immediately vest and extend all his outstanding stock options and the executive agreed to provide certain consulting services as requested by the Company. Also, in connection with the retirement, a $150,000 loan made to the Company’s Chief Executive Officer in 2001, and in accordance with the existing terms of a promissory note which were in effect prior to the adoption of the Sarbanes-Oxley Act of 2002, was forgiven. The Company recognized expense of $565,000 relating to the retirement of the CEO in the year ended December 31, 2005.
Note 5 – Notes Receivable From Stockholder
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $214,000, under two, full recourse promissory notes as of December 31, 2005. The notes are collateralized by 151,762 shares of the Company’s common stock with a market value of approximately $65,000 as of December 31, 2005. Mr. Shalvoy notified us in December 2005 of his intention not to repay either of the loans. Notwithstanding its firm belief that the notes are valid and binding debt obligations, the Company concluded that generally accepted accounting principles require the recording of a material, non-cash reserve against these assets in the fourth quarter of 2005 due to the borrower’s refusal to pay the notes voluntarily. The reserve of $969,000 represents the total value of the notes (principal plus accrued interest) less the market value of the collateral. The collateral value of the notes is included in Stockholder’s Equity. The Company will reserve any default interest recognized in accordance with the terms of the notes. See “Shalvoy Litigation” in the Legal Proceedings footnote for a full description of this matter.

Note 6 – Income Taxes
     The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 2003, 2004 and 2005.
     The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 2003, 2004 and 2005 as follows:

	For the Year Ending December 31
	2003	2004	2005
Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8
Other	—	—	—

	—%	—%	—%

          The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	For the Year Ended December 31,
	2004	2005
Loss carryforwards	$90,135,000	$93,521,000
Capitalized research and development	6,021,000	5,236,000
Depreciation	2,520,000	2,306,000
Tax credits	4,248,000	3,538,000
Inventory	2,152,000	1,311,000
Purchase accounting adjustments	1,162,000	138,000
Acquired intellectual property	(456,000)	(383,000)
Other	847,000	632,000
Less: valuation allowance	(106,629,000)	(106,299,000)

	$—	$—

     The valuation allowance increased by $12,053,000 in 2004 and decreased by $330,000 in 2005.
     As of December 31, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $255.1 million and $128.0 million, respectively, which expire in the years 2006 through 2025. Of these amounts $89.4 million and $30.2 million, respectively, resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2.5 million and $1.2 million, respectively, which expire in the years 2006 through 2025. Of these amounts $774,000 and $736,000, respectively resulted from the acquisition of Conductus.
     Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently the Company completed an analysis of its equity transactions and determined that it had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $99.9 million will be subject in future periods to an annual limitation of $1.3 million. In addition, the Company acquired the right to

Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $89.4 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by the Company subsequent to the ownership changes totaled $65.8 million and are not subject to this limitation.
Note 7 – Stockholders’ Equity
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
Common Stock
     In August 2005, the Company raised net proceeds of $11,441,000, net of offering costs of $1,059,000, from the public sale of 17,123,288 shares of common stock at $0.73 per share based on a negotiated discount to market and 5-year warrants to purchase an additional 3,424,658 shares of common stock exercisable at $1.11 per share. The warrants become exercisable on February 16, 2006. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 bridge loan to be adjusted to $1.33 and 695,489, respectively, under the anti-dilution provisions of the warrants.
     In November 2004 the Company raised net proceeds of $10,065,000, net of offering costs of $855,000, from the public sale of 15,600,000 shares of common stock at $0.70 per share based on a negotiated discount to market. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 Bridge Loan to be adjusted to $1.46 and 633,562, respectively.
     In May 2004 the Company raised net proceeds of $16,699,000, net of offering costs of $1,701,000, from the public sale of 23,000,000 shares of common stock at $0.80 per share based on a negotiated discount to market. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 bridge loan to be adjusted to $1.59 and 581,761, respectively.
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
Stock Options
     The Company has five stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”). The 1988 Stock Option Plan expired in 1998 and the 1992 Stock Option Plan and the nonstatutory 1992 Directors Stock Option Plan expired in 2002. During 2003, the 1998 and 1999 Stock Option Plans were replaced by the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Only stock options have been granted under these plans. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. The original grant provisions for 2,000,000 options issued during 2003 allowed for accelerated vesting if certain performance criteria were met during 2003. In January 2004, the Company’s Board of Directors determined that the performance criteria were met and 50% of these options vested on January 1, 2004 and 50% vested on January 1, 2005.
     At the Company’s 2005 Annual Meeting, the stockholders approved an increase in the total shares available for grants under the 2003 Equity Plan from 6,000,000 shares of common stock to 12,000,000 shares of common stock. The stockholders also approved a corresponding increase in the related sublimits under the plan.
     During 2005, the Company’s President and Chief Executive Officer, as well as another board member, retired. In connection with these retirements, the Company modified the terms of all the stock options held by these individuals to fully vest them and to extend the term until the earlier of the fifth anniversary of the retirement or the normal expiration date. Since these options had no intrinsic value at the date of modification, the modifications did not impact the Company’s statement of operations.
     In 2005, the Compensation Committee of the Board of Directors made grants of performance based stock options totaling 408,157 to the Company’s officers and certain managers. The Compensation Committee determined that the financial performance criteria for these options was not met and therefore these options were cancelled.
          On December 1, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. For this purpose, the Compensation Committee defined “out-of-the-money options” as options having an exercise price equal to or greater than $0.58 per share (the market price on the date of the committee’s decision to accelerate the vesting).
     The Company accelerated the vesting of these options in anticipation of the impact of Statement of Financial Accounting Standard No. 123R (“SFAS 123R”) Share-Based Payment. SFAS 123R will require the recognition of compensation expense related to unvested stock options for fiscal years beginning after December 15, 2005. The primary purpose of the accelerated vesting was to minimize the amount of compensation expense recognized in relation to the underwater options in future periods following the adoption by the Company of SFAS 123R. In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration has had a positive effect on employee morale and retention.
     At December 31, 2005, 3,876,028 shares of common stock were available for future grant of options and 12,023,759 options had been granted but not yet exercised. Option activity during the three years ended December 31, 2005 was as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price

Outstanding at December 31, 2002	4,796,244	8.761
Granted	3,116,007	2.661
Canceled	(310,243)	10.21
Exercised	(56,687)	2.703
Outstanding at December 31, 2003	7,545,321	6.283

Granted	3,126,159	3.552
Canceled	(1,114,455)	5.386
Exercised	(89,777)	2.780

Outstanding at December 31, 2004	9,467,248	$5.521
Granted	4,532,057	0.802
Canceled	(1,975,546)	3.718
Exercised	—	—

Outstanding at December 31, 2005	12,023,759	$4.038

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2005:

					Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
Range of		Number	Contractual	Average	Number	Average
Exercise Prices		Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.58 -	$0.69	2,563,000	9.419	$0.69	2,401,000	$0.69
$0.70 -	$1.04	3,255,138	8.077	$1.00	3,128,138	$1.00
$1.05 -	$3.05	2,030,431	6.495	$2.75	1,949,931	$2.80
$3.06 -	$5.60	1,509,123	4.688	$4.56	1,504,915	$4.56
$5.61 -	$49.38	2,666,067	5.018	$11.66	2,639,317	$11.71

		12,023,759	6.992	$4.038	11,623,301	$4.132

     The number of options exercisable and weighted average exercise price at December 31, 2003 and 2004 totaled 3,268,894 and $8.120 and 5,001,189 and $6.202, respectively.
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees.
     The fair value of these options for purposes of the pro forma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2004 and 2005, respectively: dividend yields of zero percent each year; expected volatilities of 65%, 65-112 % and 93.85-95%; risk-free interest rates of 3.46%, 3.44-3.99% and 4.28-4.62%; and expected life of 4.0, 4.0, and 4.0 years. All options granted during 2003, 2004 and 2005 were granted at the then fair market value of the Company’s common stock. The weighted average fair value of options granted in 2003, 2004 and 2005 for which the exercise price equals the market price on the grant date was $1.37, $2.02 and $0.55, respectively.
Warrants
     The following is a summary of outstanding warrants at December 31, 2005:

	Common Shares
			Price
		Currently	per
	Total	Exercisable	Share	Expiration Date
Warrants and options related to issuance of common stock	3,424,658	—	$1.11	August 16, 2010
	397,857	397,857	5.50	March 10, 2007
	1,406,581	1,406,581	1.19	December 17, 2007*
	1,162,790	1,162,790	2.90	June 24, 2008*
Warrants related to April 2004 Bridge Loans	695,489	695,489	1.33	April 28, 2011* **
	100,000	100,000	1.85	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc. acquisition	1,095,000	1,095,000	4.583	September 27, 2007
	6,000	6,000	31.25	September 1, 2007

Total	8,288,375	4,863,717

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain antidilution adjustment provisions.

No warrants were exercised during the year ended December 31, 2005.
During the year ended December 31, 2004 the following warrants were exercised:

	Warrants		Common Shares Issued
				In Accordance With
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions
Warrants related to bank borrowings	123,525	$3-3.25	—	71,312
Warrants related to issuance of common stock	42,857	5.50	42,857	—

Total	166,382		42,857	71,312

During the year ended December 31, 2003 the following warrants were exercised:

	Warrants		Common Shares Issued
				In Accordance With
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions
Warrants related to bank borrowings	94,340	$1.06	—	75,140
Warrants related to issuance of common stock	330,000	5.50	330,000	—
	3,867,659	1.19	1,254,500	2,613,159
	116,279	2.90	116,279	—

Total	4,408,278		1,700,779	2,688,299

Note 8 – Employee Savings Plan
     In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for the employees of the Company that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by the Company are made at the discretion of management. The Company has made no contributions to the 401(k) Plan.
Note 9 – Commitments and Contingencies
Operating Leases
     The Company leases the majority of its offices and production facilities under non-cancelable operating leases that expire at various times over the next six years. This lease contains a minimum rent escalation clause that requires additional rental amounts after the first year. Rent expense for this lease with minimum annual rent escalation is recognized on a straight line basis over the minimum lease term. This lease also requires the Company to pay utilities, insurance, taxes and other operating expenses and contains one five-year renewal option at 95% of the then current market rental value.
     For the years ended December 31, 2003, 2004, and 2005, rent expense was $1,230,000, $1,262,000 and $1,158,000, respectively.
Capital Leases
     The Company leases certain property and equipment under a capital lease arrangement that expires in 2007. The lease bears interest at 14.95%.
Patents and Licenses
     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $572,000 in 2003, $429,000 in 2004 and $211,000 in 2005. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
The minimum lease payments under operating and capital leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases	Capital Leases
2006	$170,000	$1,414,000	$22,000
2007	150,000	1,253,000	15,000
2008	150,000	1,290,000	—
2009	150,000	1,335,000	—

2010	150,000	1,382,000	—

Thereafter	1,350,000	1,308,000	—

Total payments	$2,120,000	$7,982,000	37,000

Less: amount representing interest			(4,000)

Present value of minimum lease			33,000

Less current portion			(19,000)

Long term portion			$14,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. As discussed further in the Restructuring Expenses and Impairment Charges footnote, the Company completed closure of its Sunnyvale facility in 2004 and recognized a liability totaling $279,000 representing the present value of the remainder of the lease commitment. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs. As of December 31, 2005 the remaining minimum lease commitments on these operating leases totaled $227,000 and is included in the above commitment table. At December 31, 2005, the present value of the remaining liability related to the abandoned leases totals $225,000. This amount is included in accrued liabilities.
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
Short Term Borrowings
     Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement, including demanding immediate payment of outstanding amounts. There was no amount outstanding under this facility at December 31, 2005.
Contractual Contingency
     The Company has a contract to deliver several custom products to a government contractor. The Company is unable to manufacture the products for technical reasons. The Company has discussed the problem with the contractor and its government customer. They are considering the problem, and further discussions are expected. The Company does not believe that a loss, if any, is reasonably estimable at this time and therefore has not recorded any liability relating to this matter. The Company will periodically reassess its potential liability as additional information becomes available. If it later determines that a loss is probable and the amount reasonably estimable, the Company will record a liability for the potential loss. All costs have been expensed and no revenues recognized on this contract.

Note 11— Legal Proceedings
Shalvoy Litigation
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $214,000, under two, full recourse promissory notes as of December 31, 2005. The notes are secured by 151,762 shares of the Company’s common stock with a market value of approximately $65,000 as of December 31, 2005.
     The Company acquired the notes in connection with the acquisition of Conductus, Inc. in December 2002. Conductus made these two loans to Mr. Shalvoy, its then President and Chief Executive Officer, prior to the acquisition. Mr. Shalvoy issued the notes to Conductus as payment for the purchase price on the exercise of stock options in December 2000. The first note was due on December 28, 2005 ($460,244 principal amount), and the second note is due on August 21, 2006 ($360,000 principal amount).
     Mr. Shalvoy notified the Company in December 2005 of his intention not to repay either of the loans. Mr. Shalvoy alleges, among other things, that the Conductus board committed to forgive the loans should the stock purchase turn out to have negative financial consequences to him. Mr. Shalvoy had not previously disclosed this alleged agreement to the Company, and the Company has not found (and is not aware) of any documentation to support his allegation. The Company does not believe that any agreement to forgive the notes ever existed, and it believes that the notes are valid and binding debt obligations of Mr. Shalvoy. Consequently, the Company filed a lawsuit against Mr. Shalvoy on December 21, 2005 in the California Superior Court (Case No. 1186812) to collect payment in full of all principal and interest due under both notes.
Class Action Lawsuits
     The Company and certain of its officers were named as a defendant in several substantially identical class action lawsuits filed in the Unites States District Court for the Central District of California in 2004. In February 2005 the Company settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers paid $4.0 million into a settlement fund, and the Companypaid $50,000 of the costs of providing notice of the settlement to settlement class members. The Company recorded a liability in its December 31, 2004 consolidated financials statements for the proposed amount, and therefore receovery from the insurance carrier was probable, a receivable was also rfecorded for that amount. These amounts were paid into the settlement fund in April 2005.
Routine Litigation
     The Company is also involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the financial position, operating results or cash flows of the Company.
Note 12— Earnings Per Share
     The computation of per share amounts for 2003, 2004 and 2005 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 14,238,854, 15,559,760 and 20,312,134 shares of common stock during 2003, 2004, and 2005 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive.
Note 13— Restructuring Expenses and Impairment Charges
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
     In connection with the Company’s 2005 annual planning process performed in the fourth quarter of 2004, the Company concluded that it would no longer use its thallium high temperature superconducting related technology beyond 2005 because alternative technologies were determined to be more cost effective and the Company decided it no longer wanted to support two HTS material technologies. As a result, the Company recorded non-cash charges of $715,000 primarily relating to the write-off of thallium related manufacturing equipment, patents and licenses since they will not be recovered from future cash flows. Also, during the Company’s annual planning process the Company concluded that it would no longer continue to develop or maintain and would abandon certain other non-core business patents and patents no longer considered blocking in its business and certain purchased technology. As a result of the abandonment of the purchased technology and patents, the Company recorded non-cash charges of $842,000 during the fourth quarter of 2004 relating to the write-off of these patents and purchased technology since they will not be recovered from future cash flows.
     During the first quarter of 2005, the Company implemented another restructuring program and reduced its workforce by another 27 positions and vacated a portion of its leased facility in Santa Barbara.
     As discussed in Notes Receivable from Stockholder the Company recorded an impairment charge of $969,000 related to these notes in the fourth quarter of 2005. The impairment charge is included in Restructuring Expenses and Impairment Charges.
     The following summarizes the restructuring and impairment charges for the years ended December 31, 2004 and 2005:

	For the Year Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2004	2004	2004	2005	2005	2005

Severance costs	$826,000	$—	$826,000	$178,000	$—	$178,000
Fixed assets write offs	803,000	403,000	1,206,000	137,000		137,000
Patents, licenses and purchased technology write-off	1,051,000	1,171,000	2,222,000	—	—	—
Lease abandonment costs	279,000	—	279,000	—	—	—
Facility consolidation costs	268,000	—	268,000	6,000	—	6,000
Employee relocation cost	382,000	—	382,000	16,000	—	16,000
Impairment charge for notes receivable from shareholder and board member	—	—	—	—	969,000	969,000

Total	$3,609,000	$1,574,000	$5,183,000	337,000	969,000	1,306,000
Fixed Asset write off and severance costs included in cost of goods sold	669,000	386,000	1,055,000	(109,000)	—	(109,000)

Expense included in operating expenses	$2,940,000	$1,188,000	$4,128,000	$228,000	$969,000	$1,197,000

Note 14— Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
Balance Sheet Data:

	December 31,	December 31,
	2004	2005
Accounts receivable:
Accounts receivable-trade	$1,043,000	$1,930,000
U.S. government accounts receivable-billed	468,000	311,000
Less: allowance for doubtful accounts	(77,000)	(75,000)

	$1,434,000	$2,166,000

	December 31,	December 31,
	2004	2005
Inventories:
Raw materials	$3,954,000	$3,328,000
Work-in-process	3,441,000	2,384,000
Finished goods	7,334,000	2,861,000
Less inventory reserves	(5,402,000)	(3,209,000)

	$9,327,000	$5,364,000

	December 31,	December 31,
	2004	2005
Property and Equipment:
Equipment	$18,240,000	$18,000,000
Leasehold improvements	6,801,000	6,647,000
Furniture and fixtures	451,000	451,000

	25,492,000	25,098,000
Less: accumulated depreciation and amortization	(15,189,000)	(17,295,000)

	$10,303,000	$7,803,000

     At December 31, 2004 and December 31, 2005, equipment includes $237,000 of assets financed under capital lease arrangements, net of $163,000 and $210,000 of accumulated amortization, respectively. Depreciation expense amounted to $2,413,000, $2,744,000 and $2,548,000, respectively, in 2003, 2004 and 2005. In connection with a restructuring of the Company’s operations and other abandonment’s $3,916,000 of property and equipment cost and $2,617,000 of related accumulated depreciation was written off in the year ended December 31, 2004. Depreciation expense is expected to total $2.3 million in 2006 and $2.0 million, $1.4 million, $1.0 million and $700,000 in the years 2007, 2008, 2009 and 2010, respectively.

	December 31,	December 31,
	2004	2005
Patents and Licenses:
Patents pending	$433,000	$435,000

Patents issued	899,000	875,000
Less accumulated amortization	(203,000)	(230,000)

Net patents issued	696,000	645,000

Licenses	563,000	563,000
Less accumulated amortization	(33,000)	(66,000)

Net licenses	530,000	497,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(532,000)	(769,000)

Net purchased technology	1,174,000	937,000

	$2,833,000	$2,514,000

     Amortization expense related to these items totaled $805,000, $719,000 and $329,000, respectively in 2003, 2004 and 2005. In connection with a restructuring of the Company’s operations and abandonment’s, $1,212,000 of patent cost and $236,000 of related accumulated amortization, $2,775,000 of license cost and $2,552,000 of related accumulated amortization, and $1,494,000 of purchased technology cost and $333,000 of related accumulated amortization, was written off in the year ended December 31, 2004. Amortization expenses related to these items are expected to total $340,000 in 2006 and approximately $350,000 in each of the years 2007, 2008 and 2009 and $119,000 in 2010.

	December 31,	December 31,
	2004	2005
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$438,000	$365,000
Compensated absences	552,000	423,000
Compensation related	295,000	253,000
Warranty reserve	419,000	491,000
Lease abandonment costs	1,336,000	225,000
Product line exit costs	885,000	402,000
Severance costs	36,000	32,000
Deferred rent	337,000	378,000
Offering expenses	792,000	—
Other	264,000	150,000

	5,354,000	2,719,000
Less current portion	(4,601,000)	(1,998,000)

Long term portion	$753,000	$721,000

	For the year ended,
	December 31,	December 31,
	2004	2005
Warranty Reserve Activity:
Beginning balance	$494,000	$419,000
Additions	157,000	204,000
Deductions	(159,000)	(273,000)
Change in estimate relating to previous warranty accruals	(73,000)	141,000

Ending balance	$419,000	$491,000

Unfavorable Lease Costs:
Beginning balance	$823,000	$—
Additions	—	—
Deductions	(265,000)	—
Transfer to lease abandonment costs	(558,000)	—

Ending balance	$—	$—

Lease Abandonment Costs:
Beginning balance	$1,329,000	$1,336,000
Additions	279,000	—
Transfers from unfavorable lease costs	558,000	—
Deductions	(830,000)	(1,111,000)

Ending balance	$1,336,000	$225,000

	For the year ended,
	December 31,	December 31,
	2004	2005
Product Line Exit Costs:
Beginning balance	$913,000	$885,000
Additions	—	—
Deductions	(73,000)	(483,000)
Change in estimate relating to previous exit costs accrual	45,000	—

Ending balance	$885,000	$402,000

Severance Costs:
Beginning balance	$285,000	$36,000
Additions	826,000	218,000
Deductions	(1,075,000)	(222,000)

Ending balance	$36,000	$32,000

Supplemental Cash Flow Information:

	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005
Cash paid for interest	$471,000	$443,000	$116,000

Non-cash investing and financing activities:

Unpaid offering expenses	—	792,000	—

Insurance settlement receivable	—	4,000,000	4,000,000

Legal settlement liability	—	4,000,000	4,000,000
Note 15– Subsequent Event – Unaudited
On March 2, 2006, the Company announced board approval of a one (1) for ten (10) reverse stock split. The reverse stock split will be effective at the open of business on March 13, 2006. The Company will have approximately 12.5 million shares outstanding after the split and will be accounted for by the transfer of approximately $113,000 from common stock par value to capital in excess of par value at December 31, 2005. Pro forma earnings per share amounts on a post-split basis for the years ended December 31, 2005, 2004 and 2003 would be as follows:

Year ended December 31,	2003	2004	2005
Basic and diluted loss per common share
As reported	($0.18)	($0.37)	($0.12)
Proforma	($1.80)	($3.70)	($1.20)
Information presented in the Consolidated Financial Statements, related notes and Five Year Summary of Selected Financial Data has not been restated to reflect the one-for-ten reverse stock split.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net revenues	$4,354,000	$8,553,000	$3,917,000	$7,385,000
Loss from operations (1)(2)(3)	(5,555,000)	(2,065,000)	(3,696,000)	(3,123,000)
Net loss	(5,537,000)	$(2,046,000)	(3,623,000)	(3,007,000)

Basic and diluted loss per common share	$(0.05)	$(0.02)	$(0.03)	$(0.02)
Weighted average number of shares outstanding	107,711,026	107,711,026	116,554,922	124,834,314

2004
Net revenues	$5,444,000	$6,312,000	$7,299,000	$3,949,000
Loss from operations (4)(5)	(5,807,000)	(7,874,000)	(5,138,000)	(11,278,000)
Net loss	(5,910,000)	$(8,884,000)	(5,155,000)	(11,268,000)

Basic and diluted loss per common share	$(0.09)	$(0.11)	$(0.06)	$(0.11)
Weighted average number of shares outstanding	69,042,053	78,296,844	92,103,424	98,177,693

(1)	Includes restructuring expense of $133,000, $204,000, none and none, respectively.

(2)	Includes increased reserve for inventory obsolescence of $90,000, $90,000, $432,000 and $372,000, respectively.

(3)	Includes sale of previously written-off inventory of none, none, $319,000, and $806,000, respectively.

(4)	Includes restructuring expense and impairment charges of none, $2,513,000, $785,000 and $1,885,000, respectively.

(5)	Includes increased reserve for inventory obsolescence of $88,000, $90,000, $440,000 and $4,218,000, respectively.

SUPERCONDUCTOR TECHNOLOGIES INC.
Schedule II- Valuation and Qualifying Accounts

		Additions
		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
	Balance	Expenses	Accounts	Deductions	Balance
Year Ended December 31, 2005
Allowance for Uncollectible Accounts	$77,000	$—	$—	$(2,000)	$75,000
Impairment for Notes Receivable from Stockholder	—	969,000	—	—	969,000
Reserve for Inventory Obsolescence	5,402,000	984,000	—	(3,177,000)	3,209,000
Reserve for Warranty	419,000	204,000	—	(132,000)	491,000
Deferred Tax Asset Valuation Allowance	106,629,000	(330,000)	—	—	106,299,000
Year Ended December 31, 2004
Allowance for Uncollectible Accounts	64,000	13,000	—	—	77,000

Reserve for Inventory Obsolescence	803,000	4,836,000	—	(237,000)	5,402,000

Reserve for Warranty	494,000	84,000	—	(159,000)	419,000

Deferred Tax Asset Valuation Allowance	94,576,000	12,053,000	—	—	106,629,000

Year Ended December 31, 2003

Allowance for Uncollectible Accounts	58,000	12,000	—	(6,000)	64,000

Reserve for Inventory Obsolescence	650,000	719,000	—	(566,000)	803,000

Reserve for Warranty	351,000	261,000	—	(118,000)	494,000

Deferred Tax Asset Valuation Allowance	76,358,000	18,218,000	—	—	94,576,000