Form 10-Q
period 2006-04-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2006-05-11
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The registrant had 12,483,367 shares of the common stock outstanding as of the close of business on May 1, 2006.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended April 1, 2006
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
     Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” in our 2005 Annual Report on Form 10-K. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2, 2005	April 1, 2006
Net revenues:
Commercial product revenues	$3,768,000	$4,490,000
Government and other contract revenues	571,000	342,000
Sub license royalties	15,000	8,000

Total net revenues	4,354,000	4,840,000

Costs and expenses:
Cost of commercial product revenues	4,199,000	3,858,000
Contract research and development	683,000	304,000
Other research and development	1,161,000	1,301,000
Selling, general and administrative	3,782,000	2,717,000
Restructuring expenses	84,000	—

Total costs and expenses	9,909,000	8,180,000

Loss from operations	(5,555,000)	(3,340,000)

Interest income	57,000	127,000
Interest expense	(39,000)	(13,000)

Net loss	$(5,537,000)	$(3,226,000)

Basic and diluted loss per common share	$(0.51)	$(0.26)

Weighted average number of common shares outstanding	10,771,102	12,483,367

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	April 1,
	2005	2006
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$13,018,000	$9,294,000
Accounts receivable, net	2,166,000	1,535,000
Inventory, net	5,364,000	6,932,000
Prepaid expenses and other current assets	723,000	571,000

Total Current Assets	21,271,000	18,332,000

Property and equipment, net of accumulated depreciation of $17,295,000 and $17,064,000, respectively	7,803,000	7,330,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,065,000 and $1,146,000, respectively	2,514,000	2,445,000
Goodwill	20,107,000	20,107,000
Other assets	350,000	313,000

Total Assets	$52,045,000	$48,527,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,036,000	2,231,000
Accrued expenses	1,998,000	1,582,000
Current portion of capitalized lease obligations and long term debt	19,000	19,000

Total Current Liabilities	4,053,000	3,832,000

Capitalized lease obligations and long term-debt	14,000	9,000
Other long term liabilities	721,000	606,000

Total Liabilities	4,788,000	4,447,000

Commitments and contingencies-Notes 6, 8 and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,367 shares issued and outstanding	12,000	12,000
Capital in excess of par value	208,545,000	208,594,000
Notes receivable from stockholder net	(65,000)	(65,000)
Accumulated deficit	(161,235,000)	(164,461,000)

Total Stockholders’ Equity	47,257,000	44,080,000

Total Liabilities and Stockholders’ Equity	$52,045,000	$48,527,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2005 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2005	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,537,000)	$(3,226,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741,000	713,000
Stock-based compensation	—	51,000
Provision for excess and obsolete inventories	90,000	90,000
Forgiveness of note receivable	150,000	—
Changes in assets and liabilities:
Accounts receivable	207,000	631,000
Inventory	318,000	(1,658,000)
Prepaid expenses and other current assets	80,000	152,000
Patents, licenses and purchased technology	(43,000)	(13,000)
Other assets	(23,000)	38,000
Accounts payable, accrued expenses and other long-term liabilities	(181,000)	(339,000)

Net cash used in operating activities	(4,198,000)	(3,561,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,000)	(159,000)

Net cash used in investing activities	(33,000)	(159,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	662,000	—
Payments on short-term borrowings	(938,000)	—
Payments on long-term obligations	(18,000)	(4,000)
Payment of common stock issuance costs	(797,000)	—

Net cash used in financing activities	(1,091,000)	(4,000)

Net decrease in cash and cash equivalents	(5,322,000)	(3,724,000)
Cash and cash equivalents at beginning of period	12,802,000	13,018,000

Cash and cash equivalents at end of period	$7,480,000	$9,294,000

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
     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the three months ended April 2, 2005 and April 1, 2006, government related contracts account for 13% and 7%, respectively, of the Company’s net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In 2005, the Company incurred a net loss of $14,213,000 and negative cash flows from operations of $9,404,000. In the first quarter of 2006, the Company incurred a net loss of $3,226,000 and negative cash flows from operations of $3,561,000.
     The principal sources of the Company’s liquidity consists of existing cash balances and funds expected to be generated from future operations. The Company believes that its existing cash resources, together with its line of credit, will be sufficient to fund its planned operations for at least the next twelve months. The Company believes the key factor to its liquidity in 2006 will be its ability to successfully execute on its plan to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Its cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
Revenue Recognition
     Commercial revenues are principally derived from the sale of the Company’s SuperLink, AmpLink, and SuperPlex products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer‘s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.
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
Guarantees
     In connection with the sales and manufacturing of its commercial products, the Company indemnifies, without limit or term, its customers and contract manufacturers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to its products or other claims arising from its products. The Company cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under its guarantees because of the uncertainty as to whether a claim might arise and how much it might total. Historically, the Company has not incurred any expenses related to these guarantees.
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
     Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. The Company operates in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. The market capitalization of the Company is based on the closing price of its common stock as traded on NASDAQ multiplied by its outstanding common shares. If the fair value of the Company exceeds the book value of its net assets, goodwill of the Company is not considered impaired. If the book value of the net assets of the Company exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2005, the fair value of the Company based on its market capitalization totaled $53.7 million, which was in excess of the total book value of the Company. Therefore, the Company’s goodwill was not considered impaired.
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. The Company completed such an analysis as of the fourth quarter of 2005 and determined that no write down was necessary.
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
Marketing Costs
     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended April 2, 2005 and April 1, 2006.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this provision, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”)and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. Prior periods are not restated under the modified prospective transition method.
     The Company estimates the weighted average fair market value at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three Months Ended
	April 2, 2005	April 1, 2006
Expected life	4 years	4 years
Risk free interest rate	3.7%	4.3%
Expected volatility	95%	95%
Dividend yield	0%	0%
Forfeiture rate	None	10%

     The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 4 year vesting term and a 10 year contractual term. Options to Board members have a 2 year vesting term and a 10 year contractual term. Four year vesting term options vest at 25% after one year and ratably, on a monthly basis, thereafter. Two year vesting term options vest at 50% after one year and 50% after two years. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. The Company used an expected dividend yield of 0% because the Company has never paid a dividend and does not anticipate paying dividends. The forfeiture rate is based on historical stock option cancellation rates over the last 4 years.
     In December 2005, in anticipation of the impact of SFAS 123R, the Company’s Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. The primary purpose of the accelerated vesting was to minimize the amount of compensation expense recognized in relation to the underwater options in future periods following the adoption by the Company of SFAS 123R. In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration has had a positive effect on employee morale and retention.
     Prior to December 31, 2005, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for the first quarter of 2005 would have been as follows:

Three Months Ended
April 2, 2005
Net loss:
As reported	$(5,537,000)
Stock-based employee compensation included in net loss	—
Stock-based compensation expense determined under fair value method	(1,724,000)

Pro forma	$(7,261,000)

Basic and Diluted Loss per Share
As reported	$(0.51)
Stock-based compensation expense determined under fair value method	(0.16)

Pro forma	$(0.67)

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, goodwill, stock-based compensation, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, income taxes and litigation. Actual results could differ from those estimates and such differences may be material to the financial statements.
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
     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2005, the Company had three customers that represented 37%, 31% and 15% of total net revenues. At December 31, 2005, these three customers represented 61%, 13%, and 10% of accounts receivable. In the three months ended April 1, 2006, the Company had three customers that represented 37%, 31% and 22% of total net revenues. At April 1, 2006, these three customers represented 64%, 19% and 12% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “..under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. We adopted SFAS No. 151 and it has not had an impact on our financial position and results of operations.
3. Short Term Borrowings
     The Company has a line of credit with a bank. The line of credit expires June 15, 2006 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Advances bear interest at the prime rate (7.75% at April 2, 2005) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at April 1, 2006.
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
5. Notes Receivable From Stockholder
     Mr. Shalvoy, a director and stockholder, owed the Company a total of $820,244 of principal, plus accrued interest of more than $225,000, under two, full recourse promissory notes as of April 1, 2006. The notes are collateralized by 15,176 shares of the Company’s common stock with a market value of approximately $60,000 as of April 1, 2006. Mr. Shalvoy notified us in December 2005 of his intention not to repay either of the loans. Notwithstanding its firm belief that the notes are valid and binding debt obligations, the Company concluded that generally accepted accounting principles required the recording of a material, non-cash reserve against these assets in the fourth quarter of 2005 due to the borrower’s refusal to pay the notes voluntarily. The reserve of $985,000 represents the total value of the notes (principal plus accrued interest) less the market value of the collateral. The collateral value of the notes is included in Stockholder’s Equity. The Company will reserve any default interest recognized in accordance with the terms of the notes. See “Shalvoy Litigation” in the Legal Proceedings footnote for a full description of this matter.
6. Stockholders’ Equity
     The Company implemented a one (1) for ten (10) reverse split of its common stock effective as of the open of business on March 13, 2006. In the reverse split, each ten shares of issued and outstanding common stock were converted automatically into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and the Company paid cash in lieu of fractional shares based on a post-split value of $4.00 per share. The number of outstanding shares of common stock was reduced from approximately 124.8 million as of February 28, 2006 to approximately 12.5 million shares immediately after the split. The reverse split also had a proportionate affect on all stock options and warrants outstanding as of March 13, 2006. The Company accounted for the split by transferring approximately $113,000 from common stock par value to capital in excess of par value at December 31, 2005. All share quantities and per share amounts in this report have been adjusted accordingly.
Stock Options
     We currently have one active stock option plan, 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Only stock options have been granted under these plans. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. The Company expects to issue new shares to cover stock option exercises and has no plans to repurchase shares. There were no stock option exercises in 2005 and 2006.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the Quarter ended April 1, 2006 on net income was $51,000 and $0.004 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The weighted-average fair value at the grant date for options issued in the first quarter of 2006 was $3.48 per share. The total quantity of non-vested stock options is 39,200 shares. The total compensation cost related to non-vested awards not yet recognized is $167,000 and the weighted-average period over which the cost is expected to be recognized is 1.2 years.
     The following is a summary of stock option transactions under the Company’s stock option plans at April 1, 2006:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2005	1,202,376	$5.80 - $493.75	$40.38	1,162,330	$41.32
Granted	4,200	$4.90 - $ 5.20	$5.071
Exercised	—	—	—
Canceled	(8,638)	$5.90 - $211.88	$37.026

Balance at April 1, 2006	1,197,938	$4.90 - $493.75	$40.381	1,158,738	$41.40

     The outstanding options expire by the end of April 2016. The weighted-average remaining contractual term of options outstanding is 7.0 years and the weighted-average remaining contractual term of stock options currently exercisable is slightly less than 7 years. The exercise prices for these options range from $4.90 to $493.75 per share, for an aggregate exercise price of approximately $48.4 million. At April 1, 2006 all outstanding stock options and all exercisable stock options have exercise prices greater than the current market value and therefore have no intrinsic value.
Warrants
     The following is a summary of outstanding warrants at April 1, 2006:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to issuance of common stock	39,786	55.00	March 10, 2007
	140,658	11.90	December 17, 2007*
	116,279	29.00	June 24, 2008*
	342,466	11.10	August 16, 2010
Warrants related to April 2004 Bridge Loans	69,549	13.30	April 28, 2011* **
	10,000	18.50	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc. acquisition	109,500	45.83	September 27, 2007
	600	312.50	September 1, 2007

Total	828,838

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain anti-dilution adjustment provisions.
7. Legal Proceedings
Shalvoy Litigation
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $225,000, under two, full recourse promissory notes as of April 1, 2006. The notes are secured by 15,176 shares of the Company’s common stock with a market value of approximately $60,000 as of April 1, 2006.
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
Class Action Lawsuits
     The Company and certain of its officers were named as a defendant in several substantially identical class action lawsuits filed in the Unites States District Court for the Central District of California in 2004. In February 2005 the Company settled with the lead plaintiffs appointed by the District Court to handle this matter. Under the terms of the settlement, the Company’s insurers paid $4.0 million into a settlement fund, and the Company paid $50,000 of the costs of providing notice of the settlement to settlement class members. The Company recorded a liability in its December 31, 2004 consolidated financials statements for the proposed amount, and therefore recovery from the insurance carrier was probable, a receivable was also recorded for that amount. These amounts were paid into the settlement fund in April 2005.
     Litigation expenses on this matter totaled $216,000 and a credit of $3,000 for the three month periods ended April 2, 2005 and April 1, 2006. The Company does not expect any further legal action related to this matter.
8. Earnings Per Share
     The computation of per share amounts for the three month periods ended April 2, 2005 and April 1, 2006 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,631,601 and 2,026,776 shares of common stock during the three months periods ended April 2, 2005 and April 1, 2006, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
9. Commitments and Contingencies
Operating Leases
     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next six years. Generally, these leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.
     For the three months ended April 2, 2005, and April 1, 2006, rent expense was $296,000 and $291,000, respectively.
Capital Leases
     The Company leases certain property and equipment under a capital lease arrangement that expires in 2007. The lease bears interest at 14.95%.
Patents and Licenses
     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three months ended April 2, 2005 and April 1, 2006, royalty expense totaled $48,000 and $38,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2006	$150,000	$911,000	$16,000
2007	150,000	1,253,000	15,000
2008	150,000	1,290,000	—

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
2009	150,000	1,335,000	—
2010	150,000	1,382,000	—
Thereafter	1,350,000	1,308,000	—

Total payments	$2,100,000	$7,479,000	31,000

Less: amount representing interest			(3,000)

Present value of minimum lease			28,000
Less current portion			(19,000)

Long term portion			$9,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. In 2004, the Company completed closure of its Sunnyvale facility. A liability totaling $279,000 was recorded representing the present value of the remainder of the lease commitment. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs. As of April 1, 2006, the remaining minimum lease commitments on these operating leases totaled $8,000 and are included in the above commitment table. These amounts are included in accrued liabilities.
10. Contractual Guarantees and Indemnities
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
Short Term Borrowings
     Advances under the line of credit with the bank are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this facility at April 1, 2006.
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
11. Restructuring Expenses
     During the three months ended April 2, 2005, the Company implemented a restructuring program and reduced its workforce by 26 positions and incurred restructuring expenses of $133,000. There were no restructuring charges for the quarter ended April 1, 2006.
12. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	December 31,	April 1,
	2005	2006
Accounts receivable:
Accounts receivable-trade	$1,930,000	$1,497,000
U.S. government accounts receivable-billed	311,000	113,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,166,000	$1,535,000

	December 31,	April 1,
	2005	2006
Inventories:
Raw materials	$3,328,000	$2,507,000
Work-in-process	2,384,000	1,690,000
Finished goods	2,861,000	5,583,000

	December 31,	April 1,
	2005	2006
Less inventory reserve	(3,209,000)	(2,848,000)

	$5,364,000	$6,932,000

	December 31,	April 1,
	2005	2006
Property and Equipment:
Equipment	$18,000,000	$17,192,000
Leasehold improvements	6,647,000	6,752,000
Furniture and fixtures	451,000	451,000

	25,098,000	24,395,000
Less: accumulated depreciation and amortization	(17,295,000)	(17,065,000)

	$7,803,000	$7,330,000

     At December 31, 2005 and April 1, 2006, equipment includes $237,000 of assets financed under capital lease arrangements, net of $210,000 and $214,000 of accumulated amortization, respectively. Depreciation expense amounted to $655,000 and $632,000 for the three month periods ended April 2, 2005 and April 1, 2006, respectively. Depreciation expense is expected to total $1.7 million for the remainder of 2006, $2.0 million, $1.4 million, $1.0 million and $800,000 in each of the years 2007, 2008, 2009, and 2010, respectively.

	December 31,	April 1,
	2005	2006
Patents and Licenses:
Patents pending	$435,000	$448,000

Patents issued	875,000	875,000
Less accumulated amortization	(230,000)	(244,000)

Net patents issued	645,000	631,000

Licenses	563,000	563,000
Less accumulated amortization	(66,000)	(75,000)

Net licenses	497,000	488,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(769,000)	(828,000)

Net purchased technology	937,000	878,000

	$2,514,000	$2,445,000

     Amortization expense related to these items totaled $82,000 and $81,000 for the three month periods ended April 2, 2005 and April 1, 2006, respectively. Amortization expenses are expected to total $250,000 for the remainder of 2006, $341,000, $352,000, $342,000, and $113,000 in each of the years 2007, 2008, 2009, and 2010, respectively.

	December 31,	April 1,
	2005	2006
Accrued Expenses and Other Long Term
Liabilities:
Salaries payable	$365,000	$162,000
Compensated absences	423,000	441,000
Compensation related	253,000	292,000
Warranty reserve	491,000	447,000
Lease abandonment costs	225,000	8,000
Product line exit costs	402,000	319,000
Severance costs	32,000	32,000
Deferred rent	378,000	382,000
Other	150,000	105,000

	2,719,000	2,188,000
Less current portion	(1,998,000)	(1,582,000)

Long term portion	$721,000	$606,000

	For the three months ended,
	April 2,	April 1,
	2005	2006
Warranty Reserve Activity:
Beginning balance	$419,000	$491,000
Additions	30,000	36,000
Deductions	(84,000)	(80,000)
Change in estimate relating to previous warranty accruals	141,000	—

Ending balance	$506,000	$447,000

Lease Abandonment Costs:
Beginning balance	$1,336,000	$225,000
Additions	—	—
Deductions	(295,000)	(217,000)

Ending balance	$1,041,000	$8,000

Product Line Exit Costs:
Beginning balance	$885,000	402,000
Additions	—	—
Deductions	(121,000)	(83,000)

Ending balance	$764,000	$319,000

Severance Costs:
Beginning balance	$36,000	$32,000
Additions	118,000	81,000
Deductions	(122,000)	(81,000)

Ending balance	$32,000	$32,000

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
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our primary customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2005, and Verizon Wireless and ALLTEL each accounted for more than 10% of our commercial revenues in 2004. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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
Recent Developments — Reverse Stock Split
     We implemented a one (1) for ten (10) reverse split of our common stock effective as of the open of business on March 13, 2006. In the reverse split, each ten shares of issued and outstanding common stock were converted automatically into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and we paid cash in lieu of fractional shares based on a post-split value of $4.00 per share. The reverse stock split reduced the number of outstanding shares of common stock from approximately 124.8 million shares before the split to approximately 12.5 million shares immediately after the split. The reverse split also had a proportionate affect on all stock options and warrants outstanding on the effective date of the split.
     We implemented the reverse stock split in order to meet the Nasdaq Capital Market’s maintenance standard that requires listed companies maintain at least a $1.00 per share minimum bid price. Our stock began trading well above the $1.00 level after the split, and Nasdaq subsequently notified us that we had regained compliance for continued listing on the Nasdaq Capital Market
     All share and per share information included in this Quarterly Report reflect the reverse stock split.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of goodwill and long-lived assets, including intangible assets, stock-based compensation, income taxes, warranty obligations, and contingencies. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     In connection with the acquisition of Conductus we recognized $20 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. The Company’s market capitalization is based on the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares. If the fair value of the Company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2005, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $53.7 million which was in excess of the total book value of the Company. Therefore, our goodwill was not considered impaired. This goodwill will again be tested for impairment in the fourth quarter of 2005 or earlier if events occur which require an earlier assessment. If the carrying amount exceeds its implied fair value, an impairment loss will be recognized equal to the excess. At April 1, 2006, the fair value of the Company based on its market capitalization had declined to $49.7 million, which is in excess of the total book value of the Company. If the market capitalization of the Company declines below the Company’s book value of its net assets before the next annual goodwill impairment test, and it is determined that the decline is other than temporary, then an impairment loss relating to the goodwill will be recognized for the amount of its carrying amount in excess of its implied fair value. Any future impairment of our goodwill could have a material adverse effect on our financial position and results of operations.
     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis as of the fourth quarter of 2005 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long lived assets. During the first quarter of 2006, the market capitalization of the Company declined. If the market capitalization of the Company declines below the Company’s book value, and it is deemed other than temporary, then an impairment loss relating to the Company’s long lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.
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
     We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of tome an employee will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of the stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. See Notes 2 and 6 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $400,000 at April 1, 2006, as compared to $250,000 at December 31, 2005.
Results of Operations
Quarter Ended April 1, 2006 as compared to the Quarter Ended April 2, 2005
     Net revenues increased by $486,000, or 11%, from $4.4 million in the first quarter of 2005 to $4.8 million in the first quarter of 2006. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues increased to $4.5 million in the first quarter of 2006 from $3.8 million in the first quarter of 2005, an increase of $722,000, or 19%. The increase is primarily the result of higher sales of our AmpLink products, partially offset by decreased sales of our SuperLink product. Our three largest customers accounted for 90% of our total net revenues in the first quarter of 2006. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues decreased to $342,000 in the first quarter of 2006 from $571,000 in the first quarter of 2005, a decrease of $229,000, or 40%. This decrease is primarily attributable to the completion of contracts in 2005 that have not been replaced.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $3.9 million for the first quarter of 2006 compared to $4.2 million for the first quarter of 2005, a decrease of $341,000, or 8%. Decreased costs result primarily from decreases in direct costs.
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
     The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	April 2, 2005		April 1, 2006
	(Dollars in thousands)
Net commercial product sales	$3,768	100.0%	$4,490	100.0%
Total cost of commercial product sales	4,199	111.4%	3,858	85.9%

Gross profit	$(431)	(11.4%)	$632	14.1%

     We had a gross profit of $632,000 in the first quarter of 2006 from the sale of our commercial products as compared to a negative gross profit of $431,000 in the first quarter of 2005. The improvement in our gross profit was due to lower direct costs and increased commercial sales sufficient to cover our fixed manufacturing overhead costs. We experienced negative gross profits in the first quarter of 2005 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also impacted by charges for excess and obsolete inventory of approximately $90,000 in the first quarter of 2006 and 2005. We regularly review inventory quantities on hand and provided an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $304,000 in the first quarter of 2006 as compared to $683,000 in the first quarter of 2005. This decrease was the result of lower expenses associated with performing a fewer number of government contracts.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.3 million in the first quarter of 2006 as compared to $1.2 million in the same quarter of the prior year. This increase is due to increased commercial products development and cost reduction efforts.
     Selling, general and administrative expenses totaled $2.7 million in the first quarter of 2006, as compared to $3.8 million in the first quarter of the prior year. The lower expenses in 2006 resulted primarily from lower insurance premiums and lower costs for consultants. The 2005 results included expenses from restructuring activities and expenses related to the retirement benefits that were paid to our former President and Chief Executive Officer.
     During the first quarter of 2005, we implemented a restructuring program and reduced our workforce. This generated restructuring charges totaling $133,000 for the first quarter of 2005. There were no restructuring charges for the quarter ended April 1, 2006.
     Interest income increased in the first quarter of 2006, as compared to the prior year, primarily because we had more cash available for investment and higher interest rates.
     Interest expense in the first quarter of 2006 decreased to $13,000, as compared to the prior year, because of lower borrowings.
     We had a net loss of $3.2 million for the quarter ended April 1, 2006, as compared to a net loss of $5.5 million in the same period last year.

     The net loss available to common shareholders totaled $0.26 per common share in the first quarter of 2006, as compared to a net loss of $0.51 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
     As of April 1, 2006, we had working capital of $14.5 million, including $9.3 million in cash and cash equivalents, as compared to working capital of $17.2 million at December 31, 2005, which included $13.0 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents decreased by $3.7 million from $13.0 million at December 31, 2005 to $9.3 million at April 1, 2006. Cash was used in operations, for the purchase of property and equipment and for the payment of long-term borrowings. Cash and cash equivalents decreased by $5.3 million to $7.5 million in the three month period ended April 2, 2005. Cash was used in operations, for the purchase of property and equipment, for the payment of short and long-term borrowings and the payment of common stock offering expenses. These uses were partially offset by cash proceeds received from new borrowings on our line of credit.
     Cash used in operations totaled $3.6 million in the first quarter of 2006. We used $2.4 million to fund the cash portion of our net loss. We also used cash to fund a $2.0 million increase in inventory, patents and licenses, and accounts payable payments. These uses were partially offset by cash generated from the collection of accounts receivable, prepaid expenses and other assets totaling $821,000. Cash used in operations totaled $4.2 million in the first quarter of 2005. We used $4.6 million to fund the cash portion of our net loss. We also used cash to fund a $247,000 increase in patents and licenses, other assets and accounts payable payments. These uses were partially offset by cash generated from the collection of accounts receivable and lower inventory and prepaid expenses totaling $605,000.
     Net cash used in investing activities totaled $159,000 in the first quarter of 2006 as compared to $33,000 in the first quarter of last year. These expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity.
     Net cash used in financing activities totaled $4,000 in the first quarter of 2006. Cash used to pay down our long term debt totaled $4,000. Net cash used in financing activities totaled $1.1 million in the first quarter of 2005. Cash used to pay down our line of credit and long term debt totaled $294,000. Cash was also used to pay $797,000 of offering expenses related to the sale of common stock in November 2004.
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
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires June 15, 2006. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (7.75% at April 1, 2006) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at April 1, 2006. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
          • Capital Lease Obligations
Our capital lease obligations are for property and equipment and total $31,000 at April 1, 2006.
          • Operating Lease Obligations
     Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. At April 1, 2006, the remaining Sunnyvale lease obligations totaled $8,000. We consolidated the Sunnyvale operations into our Santa Barbara facility in 2004 and recorded a liability for the present value of the remaining obligations under the Sunnyvale leases. We included these liabilities in the financial statements under Accrued Liabilities and Other Long Term Liabilities.

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
          • Quantitative Summary of Contractual Obligations and Commercial Commitments
     At April 1, 2006, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$31,000	$22,000	$9,000	$—	$—
Operating leases	7,479,000	1,224,000	2,563,000	2,741,000	951,000
Minimum license commitment	2,100,000	150,000	300,000	300,000	1,350,000
Fixed asset and inventory purchase commitments	3,993,000	3,993,000	—	—	—

Total contractual cash obligations	$13,603,000	$5,389,000	$2,872,000	$3,041,000	$2,301,000

Capital Expenditures
     We plan to invest approximately $450,000 in fixed assets during the remainder of 2006.
Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe our existing cash resources, together with our line of credit, will be sufficient to fund our planned operations for at least the next twelve months. We believe the key factor to our liquidity in 2006 will be our ability to successfully execute on our plan to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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
     Our independent registered public accounting firm has included in their audit report for fiscal 2005 an explanatory paragraph expressing doubt about our ability to continue as a going concern. They included a similar explanatory paragraph in their audit report for 2003 and 2004. In 2005, we incurred a net loss of $14.2 million and had negative cash flows from operations of $9.4 million. In the first quarter of 2006, we incurred a net loss of $3.2 million and had negative cash flows from operations of $3.6 million.
     Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.
Net Operating Loss Carryforward
     As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $255.1 million and $128 million, respectively, which expire in the years 2006 through 2025. Of these amounts

$89.4 million and $30.2 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we have research and development and other tax credits for federal and state income tax purposes of approximately $2.5 million and $1.2 million, respectively, which expire in the years 2006 through 2025. Of these amounts $774,000 and $736,000, respectively resulted from the acquisition of Conductus.
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
Recent Accounting Requirements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, and amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. We adopted SFAS No. 151 and it has not had an impact on our financial position and results of operations.
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
     Please read the section in our 2005 Annual Report on Form 10-K entitled Item 1A “Risk Factors” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There was no material change in our exposure to market risk at April 1, 2006 as compared with our market risk exposure on December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2005 Annual Report on Form 10-K.
Item 4. Disclosure Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
     Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of April 1, 2006, that they are effective as described above.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
Shalvoy Litigation
     Mr. Shalvoy, a director and stockholder, owed the Company a total of $820,244 of principal, plus accrued interest of more than $225,000, under two, full recourse promissory notes as of April 1, 2006. The notes are secured by 15,176 shares of the Company’s common stock with a market value of approximately $60,000 as of April 1, 2006.
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
Item 1A. Risk Factors.
     A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2006 and incorporated herein by reference. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities.
     We did not conduct any offerings of equity securities during the first quarter of this year that were not registered under the Securities Act of 1933.
     We did not repurchase any shares of our common stock during the first quarter of this year.
Item 4. Submission of Matters to a Vote of Security Holders.
     We did not submit any matters submitted to a vote of security holders during the first quarter of this year.
Item 5. Other Information.
     (a) Additional Disclosures.
          None.
     (b) Stockholder Nominations.
          There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors. Please see the discussion of our procedures under the heading “Board Meetings and Committees” on pages 4 thru 6 of our 2006 Proxy Statement available online at www.sec.gov.
Item 6. Exhibits.

Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of the Registrant (3)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (5)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (5)

4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Registration Rights Agreement, dated March 6, 2002 (8)

4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.13	Registration Rights Agreement dated October 10, 2002 (9)

4.14	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.16	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.17	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.18	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.19	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.20	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.21	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10,

Number	Description of Document
1999, between Conductus and Series C Investors (14)

4.22	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.23	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.24	Form of Warrant (16)

4.25	Form of Registration Rights Agreement (16)

4.26	Agility Capital Warrant dated May 2004 (17)

4.27	Silicon Valley Bank Warrant dated May 2004(17)

4.28	Form of Warrant dated August 2005 (18)

10.1	Employment Offer Letter – Adam Shelton, Vice President Product Management and Marketing (*)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Statement of Principal Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Statement of Principal Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928) filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 (Reg. 333-89184).

(18)	Incorporated by reference from Registrant’s Form 8-K dated August 10, 2005.

*	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 11, 2006	/s/ William J. Buchanan
William J. Buchanan
Controller

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer