Form 10-Q
period 2006-07-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2006-08-10
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The registrant had 12,483,367 shares of the common stock outstanding as of the close of business on July 31, 2006.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended July 1, 2006
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net revenues:
Net commercial product revenues	$7,581,000	$3,932,000	$11,349,000	$8,422,000
Government and other contract revenues	972,000	1,088,000	1,543,000	1,430,000
Sub license royalties	—	1,000	15,000	9,000

Total net revenues	8,553,000	5,021,000	12,907,000	9,861,000

Costs and expenses:
Cost of commercial product revenues	5,801,000	3,658,000	10,000,000	7,516,000
Contract research and development	1,048,000	703,000	1,731,000	1,007,000
Other research and development	775,000	630,000	1,936,000	1,931,000
Selling, general and administrative	2,850,000	2,678,000	6,632,000	5,395,000
Restructuring expenses and impairment charges	144,000	20,107,000	228,000	20,107,000

Total costs and expenses	10,618,000	27,776,000	20,527,000	35,956,000

Loss from operations	(2,065,000)	(22,755,000)	(7,620,000)	(26,095,000)

Interest income	53,000	107,000	110,000	234,000
Interest expense	(34,000)	(11,000)	(73,000)	(24,000)

Net loss	$(2,046,000)	$(22,659,000)	$(7,583,000)	$(25,885,000)

Basic and diluted loss per common share	$(0.19)	$(1.82)	$(0.70)	$(2.07)

Weighted average number of common shares outstanding	10,771,102	12,483,367	10,771,102	12,483,367

See accompanying notes to the condensed consolidated financial statement

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	July 1,
	2005	2006
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$13,018,000	$7,095,000
Accounts receivable, net	2,166,000	1,090,000
Inventory, net	5,364,000	7,529,000
Prepaid expenses and other current assets	723,000	516,000

Total Current Assets	21,271,000	16,230,000

Property and equipment, net of accumulated depreciation of $17,295,000 and $17,635,000, respectively	7,803,000	6,771,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,065,000 and $1,227,000, respectively	2,514,000	2,445,000
Goodwill	20,107,000	—
Other assets	350,000	250,000

Total Assets	$52,045,000	$25,696,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,036,000	1,814,000
Accrued expenses	1,998,000	1,774,000
Current portion of capitalized lease obligations and long term debt	19,000	20,000

Total Current Liabilities	4,053,000	3,608,000

Capitalized lease obligations and long term-debt	14,000	4,000
Other long term liabilities	721,000	580,000

Total Liabilities	4,788,000	4,192,000

Commitments and contingencies-Notes 6, 8 and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,367 shares issued and outstanding	12,000	12,000
Capital in excess of par value	208,545,000	208,643,000
Notes receivable from stockholder net	(65,000)	(31,000)
Accumulated deficit	(161,235,000)	(187,120,000)

Total Stockholders’ Equity	47,257,000	21,504,000

Total Liabilities and Stockholders’ Equity	$52,045,000	$25,696,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2005 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2005	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,583,000)	$(25,885,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,454,000	1,365,000
Non-cash restructuring and impairment charges	137,000	20,107,000
Warrants-Options	7,000	101,000
Provision for excess and obsolete inventories	180,000	180,000
Forgiveness of note receivable	150,000	—
Reserve for impairment of note and interest receivable from Stockholder	—	34,000
Changes in assets and liabilities:
Accounts receivable	422,000	1,076,000
Inventory	2,836,000	(2,345,000)
Prepaid expenses and other current assets	36,000	213,000
Patents, licenses and purchased technology	(43,000)	(101,000)
Other assets	(34,000)	100,000
Accounts payable, accrued expenses and other long-term liabilities	(1,792,000)	(589,000)

Net cash used in operating activities	(4,230,000)	(5,744,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64,000)	(170,000)

Net cash used in investing activities	(64,000)	(170,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	662,000	—
Payments on short-term borrowings	(1,600,000)	—
Payments on long-term obligations	(32,000)	(9,000)
Payment of common stock issuance costs	(797,000)	—

Net cash used in financing activities	(1,767,000)	(9,000)

Net decrease in cash and cash equivalents	(6,061,000)	(5,923,000)
Cash and cash equivalents at beginning of period	12,802,000	13,018,000

Cash and cash equivalents at end of period	$6,741,000	$7,095,000

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
     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the six months ended July 2, 2005 and July 1, 2006, government related contracts account for 12% and 15%, respectively, of the Company’s net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In 2005, the Company incurred a net loss of $14,213,000 and negative cash flows from operations of $9,404,000. In the first half of 2006, the Company incurred a net loss of $25,885,000 and negative cash flows from operations of $5,744,000. Excluding a goodwill impairment charge of $20,107,000 our net loss for the first half of 2006 was $5,778,000.
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
     Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. The Company operates in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with its book value of its net assets, including goodwill. The market capitalization of the Company is based on the closing price of its common stock as traded on NASDAQ multiplied by its outstanding common shares. If the fair value of the Company exceeds the book value of its net assets, goodwill of the Company is not considered impaired. If the book value of the net assets of the Company exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. The implied fair value of goodwill is determined by performing a full evaluation of the fair values of all assets and liabilities of the reporting unit as would be performed in a purchase price allocation under SFAS No. 141, “Business Combinations.” If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2005, the fair value of the Company based on its market capitalization totaled $53.7 million, which was in excess of the total book value of the Company. Therefore, the Company’s goodwill was not considered impaired.
     At July 1, 2006, management concluded that our declining stock price constituted an event under FAS 142 for which goodwill should be tested sooner than our annual test. As of that date the book value of the net assets of the Company exceeded our market capitalization and we began step two of the impairment analysis by determining the fair values of all the tangible and intangible assets of the Company and applying these values to the fair value of the Company. The Company has not completed this exercise, however, the Company determined that an impairment loss is probable and can be reasonably estimated based on the work performed to date including the continued weakness in the Company’s stock price. Our analysis, though not yet complete, has led us to reasonably estimate that the fair market value for the Company is less than its net assets excluding goodwill and a full write down of $20.1 million in goodwill has been taken this quarter. Our decision to write-off all the goodwill from the Conductus acquisition is based on preliminary estimates of our net assets and is subject to adjustment after completion of our analysis.

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
Restructuring Expenses
     Liability for costs associated with an exit or disposal activity is recognized when the liability is incurred.
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
Marketing Costs
     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six month periods ended July 2, 2005 and July 1, 2006.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under this provision, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”)and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. Prior periods are not restated under this transition method.
     The Company estimates the weighted average fair market value at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used in 2005 for the fair value under our stock plans.

	Three months ended	Six months ended
	July 2, 2005	July 2, 2005
Risk free interest rate	3.70%	3.70%
Expected volatility	95%	95%
Dividend yield	0%	0%
Forfeiture rate	None	None
Expected life in years	4.0	4.0
     In December 2005, in anticipation of the impact of SFAS 123R, the Company’s Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. The primary purpose of the accelerated vesting was to minimize the amount of compensation expense recognized in relation to the underwater options in future periods following the adoption by the Company of SFAS 123R. The cost impact of these accelerated options in 2005 was $3.7 million. In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration has had a positive effect on employee morale and retention.
          Prior to December 31, 2005, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for the second quarter and first half of 2005 would have been as follows:

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
Net loss:
As reported	$(2,046,000)	$(7,583,000)
Stock-based employee compensation included in net loss	—	—
Stock-based compensation expense determined under fair value method	(451,000)	(2,373,000)

Pro forma	$(2,497,000)	$(9,956,000)

Basic and Diluted Loss per Share
As reported	$(0.19)	$(0.70)
Stock-based compensation expense determined under fair value method	(0.04)	(0.22)

Pro forma	$(0.23)	$(0.92)

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
     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2005, the Company had three customers that represented 37%, 31% and 15% of total net revenues. At December 31, 2005, these three customers represented 61%, 13%, and 10% of accounts receivable. In the six months ended July 1, 2006, the Company had three customers that represented 30%, 28% and 25% of total net revenues. At July 1, 2006, these three customers represented 22%, 18% and 5% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
     The Company currently relies on a limited number of suppliers for key components of its products. The loss of any of these suppliers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. The company is evaluating the impact this statement will have on its financial statements.
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
3. Short Term Borrowings
     The Company has a line of credit with a bank. The line of credit was renewed June 15, 2006 for a term of one year. The line of credit expires June 15, 2007 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Advances bear interest at the prime rate (8.25% at July 1, 2006) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at July 1, 2006.
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
4. Retirement of the Company’s Chief Executive Officer
     On March 15, 2005, the Company’s Chief Executive Officer and President retired. In connection with the retirement, the Company agreed to the continuation of his salary and benefits for one year and to immediately vest and extend all his outstanding stock options and the executive agreed to provide certain consulting services as requested by the Company. Also, in connection with the retirement, a $150,000 loan made to the Company’s Chief Executive Officer in 2001, and in accordance with the existing terms of a promissory note which were in effect prior to the adoption of the Sarbanes-Oxley Act of 2002, this loan was forgiven. In connection with the Chief Executive Officer’s retirement, the Company recognized expense of $565,000 in the three months ended April 2, 2005, and no additional expense thereafter.
5. Notes Receivable From Stockholder
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $236,000, under two, full recourse promissory notes as of July 1, 2006. The notes are partially collateralized by 15,176 shares of the Company’s common stock with a market value of approximately $31,000 as of July 1, 2006. Mr. Shalvoy notified us in December 2005 of his intention not to repay either of the loans. Notwithstanding its firm belief that the notes are valid and binding debt obligations, the Company concluded that generally accepted accounting principles required the recording of a material, non-cash reserve against these assets in the fourth quarter of 2005 due to the borrower’s refusal to pay the notes voluntarily. The reserve of $1.0 million on July 1, 2006 represents the total value of the notes (principal plus accrued interest) less the market value of the collateral. The collateral value of the notes is included in Stockholder’s Equity. The Company will reserve any default interest recognized in accordance with the terms of the notes. See “Shalvoy Litigation” in the Legal Proceedings footnote for a full description of this matter.
6. Stockholders’ Equity
     The Company implemented a one (1) for ten (10) reverse split of its common stock effective as of the open of business on March 13, 2006. In the reverse split, each ten shares of issued and outstanding common stock were converted automatically into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and the Company paid cash in lieu of fractional shares based on a post-split value of $4.00 per share. The number of outstanding shares of common stock was reduced from approximately 124.8 million as of February 28, 2006 to approximately 12.5 million shares immediately after the split. The reverse split also had an automatic proportionate affect on all stock options and warrants outstanding as of March 13, 2006. The Company accounted for the split by transferring approximately $113,000 from common stock par value to capital in excess of par value at December 31, 2005. All share quantities and per share amounts in this report have been adjusted accordingly.
Stock Options
     We currently have one active stock option plan, 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Only stock options have been granted under these plans. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. The Company expects to issue new shares to cover stock option exercises and has no plans to repurchase shares. There have been no stock option exercises in 2005 or 2006.
          For the Quarter ended July 1, 2006 the weighted average fair value has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended	Six months ended
	July 1, 2006	July 1, 2006
Per share fair value at grant date	$2.66	$2.71
Risk free interest rate	4.85%	4.82%
Expected volatility	95%	95%
Dividend yield	0%	0%
Forfeiture rate	10%	10%
Expected life in years	4.0	4.0
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
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three and six months ended July 1, 2006 on net income was a expense of $50,000 and $101,000 and $0.004 and $0.008 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $296,000 and the weighted-average period over which the cost is expected to be recognized is 1.4 years.
     The following is a summary of stock option transactions under the Company’s stock option plans at July 1, 2006:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2005	1,202,376	$5.80 - $493.75	$40.38	1,162,330	$41.32
Granted	71,300	$2.77 - $ 5.20	$3.92
Exercised	—	—	—
Canceled	(101,835)	$5.90 - $493.75	$40.075

Balance at July 1, 2006	1,171,841	$2.77 - $493.75	$38.277	1,075,678	$41.18

     The outstanding options expire by the end of May 2016. The weighted-average contractual term of options outstanding is 7.0 years and the weighted-average contractual term of stock options currently exercisable is slightly less than 7 years. The exercise prices for these options range from $2.77 to $493.75 per share, for an aggregate exercise price of approximately $44.9 million. At July 1, 2006 all outstanding stock options and all exercisable options have exercise prices greater than the current market value and therefore have no intrinsic value.
Warrants
     The following is a summary of outstanding warrants at July 1, 2006:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to issuance of common stock	39,786	55.00	March 10, 2007
	140,658	11.90	December 17, 2007*
	116,279	29.00	June 24, 2008*
	342,466	11.10	August 16, 2010
Warrants related to April 2004 Bridge Loans	69,549	13.30	April 28, 2011* **
	10,000	18.50	April 28, 2011*
Warrants assumed in connection with the Conductus,	109,500	45.83	September 27, 2007
Inc. acquisition	600	312.50	September 1, 2007

Total	828,838

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain anti-dilution adjustment provisions.

7. Legal Proceedings
Shalvoy Litigation
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $236,000, under two, full recourse promissory notes as of July 1, 2006. The notes are partially secured by 15,176 shares of the Company’s common stock with a market value of approximately $31,000 as of July 1, 2006, with Mr. Shalvoy liable for any deficiency.
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
     Litigation expenses on this matter totaled none and a credit of $3,000 for the three and six month periods ended July 1, 2006, respectively, and $21,000 and $237,000 for the three and six month periods ended July 2, 2005, respectively. The Company does not expect any further legal action related to this matter.
8. Earnings Per Share
     The computation of per share amounts for the three month periods ended July 2, 2005 and July 1, 2006 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,802,089 and 2,000,679 shares of common stock during the three and six month periods ended July 2, 2005 and July 1, 2006, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
9. Commitments and Contingencies
Operating Leases
     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next six years. Generally, these leases contain escalation clauses for increases in annual renewal options and require the

Company to pay utilities, insurance, taxes and other operating expenses.
     Rent expenses totaled $297,000 and $593,000 for the three and six month periods ended July 2, 2005, and $282,000 and $573,000 for the three and six month periods ended July 1, 2006, respectively.
Capital Leases
     The Company leases certain property and equipment under a capital lease arrangement that expires in 2007. The lease bears interest at 14.95%.
Patents and Licenses
     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three and six months ended July 2, 2005, royalty expense totaled $45,000 and $93,000, respectively. For the three and six months ended July 1, 2006, royalty expense totaled $38,000 and $77,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2006	$150,000	$611,000	$11,000
2007	150,000	1,257,000	15,000
2008	150,000	1,294,000	—
2009	150,000	1,339,000	—
2010	150,000	1,386,000	—
Thereafter	1,350,000	1,309,000	—

Total payments	$2,100,000	$7,196,000	26,000

Less: amount representing interest			(2,000)

Present value of minimum lease			24,000
Less current portion			(22,000)

Long term portion			$4,000

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. In 2004, the Company completed closure of its Sunnyvale facility. A liability totaling $279,000 was recorded representing the present value of the remainder of the lease commitment. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs. As of July 1, 2006, the remaining minimum lease commitments on these operating leases totaled $8,000 and are included in the above commitment table. These amounts are included in accrued liabilities.

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
Short Term Borrowings
     Advances under the line of credit with the bank are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this facility at July 1, 2006.
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
11. Restructuring Expenses
     During the first six months of 2005, the Company implemented a restructuring program and reduced its workforce. This generated restructuring charges totaling $337,000 for the first half of 2005, including $204,000 for the second quarter of 2005. There were no restructuring charges for the three months or six months ended July 1, 2006.
12. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	December 31,	July 1,
	2005	2006
Accounts receivable:
Accounts receivable-trade	$1,930,000	$589,000
U.S. government accounts receivable-billed	311,000	576,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,166,000	$1,090,000

	December 31,	July 1,
	2005	2006
Inventories:
Raw materials	$3,328,000	$2,579,000
Work-in-process	2,384,000	1,345,000
Finished goods	2,861,000	5,448,000
Less inventory reserve	(3,209,000)	(1,843,000)

	$5,364,000	$7,529,000

	December 31,	July 1,
	2005	2006
Property and Equipment:
Equipment	$18,000,000	$17,223,000
Leasehold improvements	6,647,000	6,732,000
Furniture and fixtures	451,000	451,000

	25,098,000	24,406,000
Less: accumulated depreciation and amortization	(17,295,000)	(17,635,000)

	$7,803,000	$6,771,000

     At December 31, 2005 and July 1, 2006, equipment includes $237,000 of assets financed under capital lease arrangements, net of $210,000 and $218,000 of accumulated amortization, respectively. Depreciation expense amounted to $631,000 and $1,286,000 for the three and six month periods ended July 2, 2005 and $571,000 and $1,203,000 for the three and six month periods ended July 1, 2006, respectively. Depreciation expense is expected to total $1.1 million for the remainder of 2006, $2.0 million, $1.4 million, $1.0 million and $800,000 in each of the years 2007, 2008, 2009, and 2010, respectively.

	December 31,	July 1,
	2005	2006
Patents and Licenses:
Patents pending	$435,000	$528,000

Patents issued	875,000	875,000
Less accumulated amortization	(230,000)	(257,000)

Net patents issued	645,000	618,000

Licenses	563,000	563,000
Less accumulated amortization	(66,000)	(83,000)

Net licenses	497,000	480,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(769,000)	(887,000)

Net purchased technology	937,000	819,000

	$2,514,000	$2,445,000

     Amortization expense related to these items totaled $82,000 and $164,000 for the three and six month periods ended July 2, 2005 and $81,000 and $162,000 for the three and six month periods ended July 1, 2006, respectively. Amortization expenses are expected to total $167,000 for the remainder of 2006, $344,000, $356,000, $347,000, and $118,000 in each of the years 2007, 2008, 2009, and 2010, respectively.

	December 31,	July 1,
	2005	2006
Accrued Expenses and Other Long Term
Liabilities:
Salaries Payable	$365,000	$341,000
Compensated Absences	423,000	464,000
Compensation related	253,000	257,000
Warranty reserve	491,000	389,000
Lease abandonment costs	225,000	8,000
Product line exit costs	402,000	319,000
Severance costs	32,000	—
Deferred Rent	378,000	386,000
Other	150,000	190,000

	2,719,000	2,354,000
Less current portion	(1,998,000)	(1,774,000)

Long term portion	$721,000	$580,000

	For the six months ended,
	July 2,	July 1,
	2005	2006
Warranty Reserve Activity:
Beginning balance	$419,000	$491,000
Additions	92,000	68,000
Deductions	(74,000)	(170,000)
Change in estimate relating to previous warranty accruals	141,000	—

Ending balance	$578,000	$389,000

Lease Abandonment Costs:
Beginning balance	$1,336,000	$225,000
Additions	—	—
Deductions	(557,000)	(217,000)

Ending balance	$779,000	$8,000

Product Line Exit Costs:
Beginning balance	$885,000	402,000
Additions	—	—
Deductions	(456,000)	(83,000)

Ending balance	$429,000	$319,000

Severance Costs:
Beginning balance	$36,000	$32,000
Additions	198,000	81,000
Deductions	(202,000)	(113,000)

Ending balance	$32,000	$0

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
          We currently sell most of our commercial products directly to wireless network operators in the United States. Our primary customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006, and Verizon Wireless and ALLTEL each accounted for more than 10% of our commercial revenues in 2005. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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
          In connection with the acquisition of Conductus we recognized $20.1 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. The Company’s market capitalization is based on the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares. If the fair value of the Company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. The implied fair value of goodwill is determined by performing a full evaluation of the fair values of all assets and liabilities of the reporting unit as would be performed in a purchase price allocation under SFAS No. 141, “Business Combinations.” If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2005, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $53.7 million which was in excess of the total book value of the Company. Therefore, our goodwill was not considered impaired.
          At July 1, 2006, the fair value of the Company based on its market capitalization had declined to $25.5 million, which is less than the total book value of the Company. We are viewing this decline in the fair value of the Company based on market capitalization as an event as described in FAS 142 and have chosen to test for goodwill impairment as of July 1, 2006. We began step 2 of the impairment analysis by determining the fair values of all the tangible and intangible assets of the Company and applying these values to the fair value of the Company. The Company has not completed this exercise, however, the Company determined that an impairment loss is probable and can be reasonably estimated based on the work performed to date including the continued weakness in the Company’s stock price. Our analysis, though not yet complete, has led us to reasonably estimate that the fair market value for the Company is less than its net assets excluding goodwill and a full write down of $20.1 million in goodwill has been taken in the second quarter. Our decision to write-off all the goodwill from the Conductus acquisition is based on preliminary estimates of our net assets and is subject to adjustment after completion of our analysis.
          We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis as of the fourth quarter of 2005 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long lived assets. During the first half of 2006, the market capitalization of the Company declined. If the market capitalization of the Company declines below the Company’s book value, and it is deemed other than temporary, then an impairment loss relating to the Company’s long lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.
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
          We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time an employee will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of the stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. See Notes 2 and 6 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.
Backlog
          Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $800,000 at July 1, 2006, as compared to $250,000 at December 31, 2005.
Results of Operations
Quarter and six months ended July 1, 2006 as compared to the quarter and six months ended July 2, 2005
          Total net revenues decreased by $3.5 million, or 41%, from $8.6 million in the second quarter of 2005 to $5.0 million in the second quarter of 2006. Total net revenues decreased by $3.0 million, or 24%, from $12.9 million in the first six months of 2005 to $9.9 million in the same period this year. Total net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
          Net commercial product revenues decreased to $3.9 million in the second quarter of 2006 from $7.6 million in the second quarter of 2005, a decrease of $3.6 million, or 48%. For the first six months of 2006, net commercial product revenues decreased $2.9 million to $8.4 million from $11.3 million in the same period last year, a decrease of 26%. The decrease is primarily the result of lower sales of both our AmpLink and SuperLink products. Our three largest customers accounted for 83% of our total net revenues in the first half of 2006. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
          Government contract revenues increased to $1.1 million in the second quarter of 2006 from $972,000 in the second quarter of 2006, an increase of $116,000, or 12%. For the first six months of 2006, government contract revenues decreased to $1.4 million from $1.5 million in the same period last year, a decrease of $113,000, or 7%. The variance is primarily attributable to the completion of contracts in 2005 that were not been replaced until the second quarter of 2006.
          Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $3.7 million for the second quarter of 2006 compared to $5.8 million for the second quarter of 2005, a decrease of $2.1 million, or 37%. For the first six months of 2006, the cost of commercial product revenues totaled $7.5 million as compared to $10.0 million for the first six months of 2005, a decrease of $2.5 million, or 25%. For the quarter and year to date, decreased costs result primarily from decreases in direct costs.
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

          The following is an analysis of our commercial product gross profit and margins:

	Three Months Ended				Six Months Ended
	July 2,		July 1,		July 2,		July 1,
Dollars in thousands	2005		2006		2005		2006
Net commercial product sales	$7,581	100%	$3,932	100%	$11,349	100%	$8,422	100%
Cost of commercial product sales	5,801	77%	3,658	93%	10,000	88%	7,516	89%

Gross profit	$1,780	23%	$274	7%	$1,349	12%	$906	11%

          We had a gross profit of $274,000 in the second quarter of 2006 from the sale of our commercial products as compared to a gross profit of $1,780,000 in the second quarter of 2005. For the six months ended July 1, 2006, we had a gross profit of $906,000 from the sale of our commercial products as compared to a gross profit of $1.3 million in the six months ended July 2, 2005. Our gross margins were also impacted by charges for excess and obsolete inventory of approximately $180,000 in the first half of 2006 and 2005. We regularly review inventory quantities on hand and provided an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
          Contract research and development expenses totaled $703,000 in the second quarter of 2006 as compared to $1.0 million in the second quarter of 2005. These expenses totaled $1.0 million in the first half of 2006 and $1.7 million in the first half of 2005. This decrease was the result of lower expenses associated with performing a fewer number of government contracts in the first quarter and two new contracts added in the second quarter.
          Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $630,000 million in the second quarter of 2006 as compared to $775,000 in the same quarter of the prior year and totaled $1.9 million in the first half of 2006 and $1.9 million in the first half of 2005. The decrease in the second quarter expenses was due to limited engineering manpower and high initial efforts on new government contracts.
          Selling, general and administrative expenses totaled $2.7 million in the second quarter of 2006, as compared to $2.9 million in the second quarter of the prior year. In the first six months of 2006, these expenses totaled $5.4 million as compared to $6.6 million in the same period last year. The lower expenses in 2006 resulted primarily from lower insurance premiums and lower costs for consultants. The first six months of 2005 results included expenses from restructuring activities and expenses related to the retirement benefits that were paid to our former President and Chief Executive Officer.
          During the first six months of 2005, we implemented a restructuring program and reduced our workforce. This generated restructuring charges totaling $337,000 for the first half of 2005, including $204,000 for the second quarter of 2005. There were no restructuring charges for the three months or six months ended July 1, 2006.
          We recorded a non-cash charge of $20.1 million in the second quarter of this year to write-off the goodwill from our acquisition of Conductus in December 2002. At July 1, 2006, the fair value of the Company based on its market capitalization had declined to $25.5 million, which is less than the total book value of the Company. We are viewing this decline in the fair value of the Company based on market capitalization as an event as described in FAS 142 and have chosen to test for goodwill impairment as of that date. We began step 2 of the impairment analysis by determining the fair values of all the tangible and intangible assets of the Company and applying these values to the fair value of the Company. The Company has not completed this exercise, however, the Company determined that an impairment loss is probable and can be reasonably estimated based on the work performed to date including the continued weakness in the Company’s stock price. Our analysis, though not yet complete, has led us to reasonably estimate that the fair market value for the Company is less than its net assets excluding the Conductus goodwill and a full write down of $20.1 million in goodwill has been taken in the second quarter. Our decision to write-off all the goodwill from the Conductus acquisition is based on preliminary estimates of our net assets and is subject to adjustment after completion of our analysis.
          Interest income increased in the second quarter and first half of 2006, as compared to the prior year, primarily because we had more cash available for investment and higher interest rates.
          Interest expense in the three months and six months ended July 1, 2006 amounted to $11,000 and $24,000, as compared to $34,000 and $73,000 in the three months and six months ended July 2, 2005. Interest expense was lower in the current year periods because of lower borrowings.
          We had a net loss of $22.7 million for the quarter ended July 1, 2006, as compared to a net loss of $2.0 million in the same period last year. For the six months ended July 1, 2006, our loss totaled $25.9 million as compared to $7.6 million in the same period last year. Excluding the $20.1 million goodwill impairment charge discussed above, our net loss for the second quarter of 2006 was $2.6 million and for the first half of 2006 was $5.8 million.

          The net loss available to common shareholders totaled $1.82 per common share in the second quarter of 2006, as compared to a net loss of $0.19 per common share in the same period last year. The net loss available to common shareholders totaled $2.07 per common share in the first half of 2006, as compared to a net loss of $0.70 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
          As of July 1, 2006, we had working capital of $12.6 million, including $7.1 million in cash and cash equivalents, as compared to working capital of $17.2 million at December 31, 2005, which included $13.0 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
          Cash and cash equivalents decreased by $5.9 million from $13.0 million at December 31, 2005 to $7.1 million at July 1, 2006. Cash during this period was used in operations, for the purchase of property and equipment and for the payment of long-term borrowings.
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
          Cash used in operations totaled $5.7 million in the first half of 2006. We used $4.1 million to fund the cash portion of our net loss. We also used cash to fund a $3.0 million increase in inventory, patents and licenses, and accounts payable payments. These uses were partially offset by cash generated from the collection of accounts receivable, prepaid expenses and other assets totaling $1.4 million. Cash used in operations totaled $4.2 million in the first half of 2005. We used $5.7 million to fund the cash portion of our net loss. We also used cash to fund a $1.9 million increase in patents and licenses, other assets and accounts payable payments. These uses were partially offset by cash generated from the collection of accounts receivable, as well as lower inventory and prepaid expense balances totaling $3.3 million.
          Net cash used in investing activities totaled $170,000 in the first half of 2006 as compared to $64,000 in the first half of last year. These expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity.
          Net cash used in financing activities totaled $9,000 in the first quarter of 2006. Cash used to pay down our long term debt totaled $9,000. Net cash used in financing activities totaled $1.8 million in the first quarter of 2005. Cash used to pay down our line of credit and long term debt totaled $970,000. Cash was also used to pay $797,000 of offering expenses related to the sale of common stock in November 2004.
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
          We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit was renewed June 15, 2006 for a term of one year. The line of credit expires June 15, 2007. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (8.25% at July 1, 2006) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at July 1, 2006. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
          We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
•	Capital Lease Obligations
          Our capital lease obligations are for property and equipment and total $26,000 at July 1, 2006.
•	Operating Lease Obligations
          Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. At July 1, 2006, the remaining

Sunnyvale lease obligations totaled $8,000. We consolidated the Sunnyvale operations into our Santa Barbara facility in 2004 and recorded a liability for the present value of the remaining obligations under the Sunnyvale leases. We included these liabilities in the financial statements under Accrued Liabilities and Other Long Term Liabilities.
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
•	Quantitative Summary of Contractual Obligations and Commercial Commitments
          At July 1, 2006, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$26,000	$22,000	$4,000	$—	$—
Operating leases	7,196,000	1,239,000	2,591,000	2,772,000	594,000
Minimum license commitment	2,100,000	150,000	300,000	300,000	1,350,000
Fixed asset and inventory purchase commitments	2,335,000	2,306,000	29,000	—	—

Total contractual cash obligations	$11,657,000	$3,717,000	$2,924,000	$3,072,000	$1,944,000

Capital Expenditures
          We plan to invest approximately $100,000 in fixed assets during the remainder of 2006.
Future Liquidity
          Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe our existing cash resources, together with our line of credit, will be sufficient to fund our planned operations for at least the next twelve months if we can achieve our internally forecasted sales levels. We believe the key factor to our future liquidity is successfully executing on our plan to increase sales levels. There is no assurance that we can increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
          If we do not significantly increase sale levels in the next two quarters, we will require additional financing in the first half of 2007. We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
          Our independent registered public accounting firm has included in their audit report for fiscal 2005 an explanatory paragraph expressing doubt about our ability to continue as a going concern. They included a similar explanatory paragraph in their audit report for 2003 and 2004. In 2005, we incurred a net loss of $14.2 million and had negative cash flows from operations of $9.4 million. In the second quarter of 2006, we incurred a net loss of $22.7 million and had negative cash flows from operations of $5.7 million.
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
Recent Accounting Requirements
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. The company is evaluating the impact this statement will have on its financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          There was no material change in our exposure to market risk at July 1, 2006 as compared with our market risk exposure on December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2005 Annual Report on Form 10-K.
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
          Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of July 1, 2006, that they are effective as described above.
Changes in Internal Controls
          There have been no changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
Shalvoy Litigation
          Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $236,000, under two, full recourse promissory notes as of July 1, 2006. The notes are partially secured by 15,176 shares of the Company’s common stock with a market value of approximately $31,000 as of July 1, 2006.
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
Item 2. Unregistered Sales of Equity Securities.
          We did not conduct any offerings of equity securities during the second quarter of this year that were not registered under the Securities Act of 1933.
          We did not repurchase any shares of our common stock during the second quarter of this year.
Item 4. Submission of Matters to a Vote of Security Holders.
          The following matters were submitted to the shareholders at the Company’s Annual Meeting of Shareholders held May 24, 2006:
(1)	The three (3) Class 2 nominated directors were elected to serve for the ensuing three years and until their successors are duly elected and qualified.

			NUMBER OF
	NUMBER OF	% OF SHARES	SHARES	% OF SHARES
	SHARES FOR	VOTING	WITHHELD	VOTING
Lynn J. Davis	11,153,924	98.7	141,669	1.3
Dennis J. Horowitz	11,166,163	98.9	129,430	1.1
Martin A. Kaplan	11,165,900	98.9	129,693	1.1
(2)	The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified for the year ending December 31, 2006.

	NUMBER OF SHARES FOR	% OF SHARES VOTING
Votes For	11,232,335	99.4
Votes Against	30,036	0.3
Votes Abstaining	33,222	0.3
Item 5. Other Information.
(a)	Additional Disclosures.
          None.

(b)	Stockholder Nominations.
               There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors. Please see the discussion of our procedures under the heading “Board Meetings and Committees” on pages 4 thru 6 of our 2006 Proxy Statement available online at www.sec.gov.
Item 6. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of the Registrant (3)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (5)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (5)

4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Registration Rights Agreement, dated March 6, 2002 (8)

4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.13	Registration Rights Agreement dated October 10, 2002 (9)

4.14	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.16	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.17	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.18	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.19	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

4.20	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.21	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.22	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)
4.23	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.24	Form of Warrant (16)

4.25	Form of Registration Rights Agreement (16)

4.26	Agility Capital Warrant dated May 2004 (17)

4.27	Silicon Valley Bank Warrant dated May 2004 (17)

4.28	Form of Warrant dated August 2005 (18)

10.1	Management Incentive Plan (19)

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Statement of Principal Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Statement of Principal Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928) filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 (Reg. 333-89184).

(18)	Incorporated by reference from Registrant’s Form 8-K filed August 11, 2005.

(19)	Incorporated by reference from Registrant’s Form 8-K filed July 28, 2006.

*	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 10, 2006	/s/ William J. Buchanan William J. Buchanan
Controller (Principal Financial Officer)

/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
President and Chief Executive Officer