Form 10-Q
period 2006-09-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2006-11-09
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  or No ☑
     The registrant had 12,483,367 shares of the common stock outstanding as of the close of business on October 31, 2006

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended September 30, 2006

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2005	2006	2005	2006
Net revenues:
Net commercial product revenues	$3,052,000	$4,897,000	$14,401,000	$13,319,000
Government and other contract revenues	865,000	1,002,000	2,408,000	2,432,000
Sub license royalties	—	11,000	15,000	20,000

Total net revenues	3,917,000	5,910,000	16,824,000	15,771,000

Costs and expenses:
Cost of commercial product revenues	3,507,000	4,220,000	13,507,000	11,736,000
Contract research and development	576,000	651,000	2,307,000	1,658,000
Other research and development	1,102,000	767,000	3,038,000	2,698,000
Selling, general and administrative	2,428,000	2,436,000	9,060,000	7,831,000
Restructuring expenses	—	—	228,000	—
Goodwill impairment charge			—	20,107,000

Total costs and expenses	7,613,000	8,074,000	28,140,000	44,030,000

Loss from operations	(3,696,000)	(2,164,000)	(11,316,000)	(28,259,000)

Interest income	98,000	83,000	208,000	317,000
Interest expense	(25,000)	(11,000)	(98,000)	(35,000)

Net loss	$(3,623,000)	$(2,092,000)	$(11,206,000)	$(27,977,000)

Basic and diluted loss per common share	$(0.31)	$(0.17)	$(1.01)	$(2.24)

Weighted average number of common shares outstanding	11,655,492	12,483,367	11,064,823	12,483,367

See accompanying notes to the condensed consolidated financial statement

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2005	2006
	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$13,018,000	$5,414,000
Accounts receivable, net	2,166,000	2,554,000
Inventory, net	5,364,000	6,468,000
Prepaid expenses and other current assets	723,000	601,000

Total Current Assets	21,271,000	15,037,000

Property and equipment, net of accumulated depreciation of $17,295,000 and $18,064,000, respectively	7,803,000	6,276,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,065,000 and $1,309,000, respectively	2,514,000	2,417,000
Goodwill	20,107,000	—
Other assets	350,000	213,000

Total Assets	$52,045,000	$23,943,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,036,000	1,982,000
Accrued expenses	1,998,000	1,845,000
Current portion of capitalized lease obligations and long term debt	19,000	19,000

Total Current Liabilities	4,053,000	3,846,000

Capitalized lease obligations and long term-debt	14,000	—
Other long term liabilities	721,000	591,000

Total Liabilities	4,788,000	4,437,000

Commitments and contingencies-Notes 7and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,367 shares issued and outstanding	12,000	12,000
Capital in excess of par value	208,545,000	208,728,000
Notes receivable from stockholder net	(65,000)	(22,000)
Accumulated deficit	(161,235,000)	(189,212,000)

Total Stockholders’ Equity	47,257,000	19,506,000

Total Liabilities and Stockholders’ Equity	$52,045,000	$23,943,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2005 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1,	September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,206,000)	$(27,977,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,214,000	1,982,000
Non-cash restructuring charges	137,000
Non-cash goodwill impairment charges		20,107,000
Warrants-Options	24,000	183,000
Provision for excess and obsolete inventories	612,000	270,000
Forgiveness of note receivable	150,000	—
Gain on disposal of property and equipment	(126,000)	—
Reserve for impairment of note and interest receivable from Stockholder		43,000
Changes in assets and liabilities:
Accounts receivable	58,000	(388,000)
Inventory	2,291,000	(1,374,000)
Prepaid expenses and other current assets	30,000	122,000
Patents, licenses and purchased technology	(82,000)	(148,000)
Other assets	(35,000)	137,000
Accounts payable, accrued expenses and other long- term liabilities	(1,782,000)	(336,000)

Net cash used in operating activities	(7,715,000)	(7,379,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	202,000	—
Purchases of property and equipment	(100,000)	(211,000)

Net cash provided by (used in) investing activities	102,000	(211,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	662,000	—
Payments on short-term borrowings	(1,600,000)	—
Payments on long-term obligations	(39,000)	(14,000)
Proceeds from sale of common stock and exercise of stock options and warrants	12,500,000	—
Payment of common stock issuance costs	(1,818,000)	—

Net cash provided by (used in) financing activities	9,705,000	(14,000)

Net decrease in cash and cash equivalents	2,092,000	(7,604,000)
Cash and cash equivalents at beginning of period	12,802,000	13,018,000

Cash and cash equivalents at end of period	$14,894,000	$5,414,000

See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. General
     Superconductor Technologies Inc. (the “Company”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. The Company operates in a single industry segment — the research, development, manufacture and marketing of high-performance infrastructure products for wireless voice and data applications. The Company’s commercial products are divided into three product offerings: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). The Company’s research and development contracts are used as a source of funds for its commercial technology development. From 1987 to 1997, the Company was engaged primarily in research and development and generated revenues primarily from government research contracts.
     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the nine months ended October 1, 2005 and September 30, 2006, government related contracts account for 14% and 15%, respectively, of the Company’s net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In 2005, the Company incurred a net loss of $14,213,000 and negative cash flows from operations of $9,404,000. In the first nine months of 2006, the Company incurred a net loss of $27,977,000 and negative cash flows from operations of $7,379,000. Excluding a goodwill impairment charge of $20,107,000 in the second quarter of 2006, our net loss for the first nine months of 2006 was $7,870,000.
     The Company’s principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. The Company believes that its existing cash resources, together with its line of credit, will be sufficient to fund its planned operations for at least the next nine months if it can achieve forecasted sales levels. The Company believes the key factor to its future liquidity is successfully executing on its plan to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Its cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
     If the Company does not significantly increase its commercial revenues, it will require additional financing . There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise any needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

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
By July 1, 2006, the Company’s market capitalization had declined to $25.5 million, an amount less than the total book value of the Company. We concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment as of July 1, 2006. We then proceeded with step two of the impairment analysis — determining the fair values of all the tangible and intangible assets of the Company and then aggregating and subtracting these values from the fair value of the Company. Our analysis was not complete at the time we filed our quarterly report for the second quarter, but our preliminary analysis led us to reasonably estimate at that time that the Company’s fair market value was less than its net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter.

     We completed this exercise in the third quarter and confirmed that an impairment loss had occurred. Our final analysis confirmed that the Company’s fair market value at July 1 was less than its net assets excluding goodwill. Therefore, we have not made any adjustment to our full goodwill write-down of $20.1 taken in the second quarter.
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. The Company completed such an analysis as of the fourth quarter of 2005 and determined that no write down was necessary
Restructuring Expenses
     Liability for costs associated with an exit or disposal activity is recognized when the liability is incurred.
Loss Contingencies
     In the normal course of business from time to time the Company is subject to claims and litigation, including allegations of patent infringement. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. The costs of defending the Company in such matters are expensed as incurred. Insurance proceeds recoverable are recorded when deemed probable.
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
Marketing Costs
     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine month periods ended October 1, 2005 and September 30, 2006.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under this provision, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and (ii) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. Prior periods are not restated under this transition method.

     The Company estimates the weighted average fair market value at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used in 2005 for the fair value under our stock plans:

	Three months ended	Nine months ended
	October 1, 2005	October 1, 2005
Risk free interest rate	4.62%	4.47%
Expected volatility	94%	94%
Dividend yield	0%	0%
Forfeiture rate	None	None
Expected life in years	4.0	4.0
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
     Prior to December 31, 2005, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for the quarter and nine months ended October 1, 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
Net loss:
As reported	$(3,623,000)	$(11,206,000)
Stock-based employee compensation included in net loss	—	—
Stock-based compensation expense determined under fair value method	(584,000)	(2,846,000)

Pro forma	$(4,207,000)	$(14,052,000)

Basic and Diluted Loss per Share
As reported	$(0.31)	$(1.01)
Stock-based compensation expense determined under fair value method	(0.5)	(0.26)

Pro forma	$(0.36)	$(1.27)

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
Segment Information
     The Company operates in a single business segment — the research, development, manufacture and marketing of high performance products for wireless voice and data applications. Net commercial product revenues are primarily derived from the sales of the Company’s SuperLink, AmpLink and SuperPlex products. We currently sell most of our product directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented.
Certain Risks and Uncertainties
     The Company has continued to incur operating losses. The Company’s long-term prospects and execution of its business plan are dependent upon the continued and increased market acceptance for the product.
     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2005, the Company had three customers that represented 37%, 31% and 15% of total net revenues. At December 31, 2005, these three customers represented 61%, 13%, and 10% of accounts receivable. In the nine months ended September 30, 2006, the Company had three customers that represented 37%, 23% and 21% of total net revenues. At September 30, 2006, these three customers represented 65%, 8% and 7% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
     In September, 2006 the Financial Accounting Standards Board issued two new pronouncements, SFAS No. 157, Fair Value Measurements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). The company does not believe that SFAS 157 will have a material impact on its financial statements. SFAS 158 does not apply as the Company does not have a defined benefit pension or another post retirement plan.
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
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “.under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. We adopted SFAS No. 151 and it has not had an impact on our financial position and results of operations.
3. Short Term Borrowings
     The Company has a line of credit with a bank. The line of credit was renewed June 15, 2006 for a term of one year. The line of credit expires June 15, 2007 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Advances bear interest at the prime rate (8.25% at September 30, 2006) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at September 30, 2006.
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
5. Notes Receivable From Stockholder
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $247,000, under two, full recourse promissory notes as of September 30, 2006. The notes are partially collateralized by 15,176 shares of the Company’s common stock with a market value of approximately $22,000 as of September 30, 2006. Mr. Shalvoy notified us in December 2005 of his intention not to repay either of the loans. Notwithstanding its firm belief that the notes are valid and binding debt obligations, the Company concluded that generally accepted accounting principles required the recording of a material, non-cash reserve against these assets in the fourth quarter of 2005 due to the borrower’s refusal to pay the notes voluntarily. The reserve of $1.0 million on September 30, 2006 represents the total value of the notes (principal plus accrued interest) less the market value of the collateral. The collateral value of the notes is included in Stockholder’s Equity. The Company will reserve any default interest recognized in accordance with the terms of the notes. See “Shalvoy Litigation” in the Legal Proceedings footnote for a full description of this matter.
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
     For the quarter ended September 30, 2006, the weighted average fair value has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Per share fair value at grant date	$1.14	$2.58
Risk free interest rate	4.88%	4.82%
Expected volatility	95%	95%
Dividend yield	0%	0%
Forfeiture rate	10%	10%
Expected life in years	4.0	4.0
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
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 on net income was an expense of $45,000 and $145,000 and $0.004 and $0.012 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $255,000 and the weighted-average period over which the cost is expected to be recognized is 1.3 years.
     The following is a summary of stock option transactions under the Company’s stock option plans at September 30, 2006:

			Weighted		Weighted
			Average		Average
	Number of		Exercise	Number of	Exercise
	Shares	Price Per Share	Price	Options Exercisable	Price
Balance at December 31, 2005	1,202,376	$5.80 - $493.75	$40.38	1,162,330	$41.32
Granted	77,700	$1.43 - $5.20	$3.74
Exercised	—	—	—
Canceled	(104,596)	$5.90 - $493.75	$40.34

Balance at September 30, 2006	1,175,480	$1.43 - $493.75	$38.05	1,077,331	$41.03

     The outstanding options expire by the end of September 2016. The weighted-average contractual term of options outstanding is 6.5 years and the weighted-average contractual term of stock options currently exercisable is slightly less than 6.5 years. The exercise prices for these options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $44.7 million. At September 30, 2006 only 800 shares of outstanding stock options and no exercisable options had an exercise price less than the current market value and had an intrinsic value of $16 and zero respectively.
Restricted Stock Awards
     We currently have one active stock option plan, 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock awards granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. In July 2006 the Company, for the first time, issued restricted stock awards. A total of 331,000 shares were granted and will fully vest in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture was assumed.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 on net income was an expense of $37,000 and $0.003 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $418,000 and the weighted-average period over which the cost is expected to be recognized is 1.8 years.
Warrants
     The following is a summary of outstanding warrants at September 30, 2006:

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
7. Legal Proceedings
Shalvoy Litigation
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $247,000, under two, full recourse promissory notes as of September 30, 2006. The notes are partially secured by 15,176 shares of the Company’s common stock with a market value of approximately $22,000 as of September 30, 2006, with Mr. Shalvoy liable for any deficiency.
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
     Litigation expenses on this matter totaled none and a credit of $3,000 for the three and nine month periods ended September 30, 2006, respectively, and $16,000 and $253,000 for the three and nine month periods ended October 1, 2005, respectively. The Company does not expect any further legal action related to this matter.
8. Earnings Per Share
     The computation of per share amounts for the three month periods ended October 1, 2005 and September 30, 2006 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,412,192 and 2,335,318 shares of common stock during the three and nine month periods ended October 1, 2005 and September 30, 2006, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
9. Commitments and Contingencies
Operating Leases
     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next six years. Generally, these leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.
     Rent expenses totaled $280,000 and $874,000 for the three and nine month periods ended October 1, 2005, and $297,000 and $870,000 for the three and nine month periods ended September 30, 2006, respectively.
Capital Leases
     The Company leases certain property and equipment under a capital lease arrangement that expires in 2007. The lease bears interest at 14.95%.
Patents and Licenses
     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three and nine months ended October 1, 2005, royalty expense totaled $49,000 and $142,000, respectively. For the three and nine months ended September 30, 2006, royalty expense totaled $40,000 and $117,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2006	$150,000	$307,000	$5,000
2007	150,000	1,257,000	15,000
2008	150,000	1,294,000	—
2009	150,000	1,339,000	—
2010	150,000	1,386,000	—
Thereafter	1,350,000	1,309,000	—

Total payments	$2,100,000	$6,892,000	20,000

Less: amount representing interest			(1,000)

Present value of minimum lease			19,000
Less current portion			(19,000)

Long term portion			$0

     In connection with the acquisition of Conductus, Inc. as of December 31, 2002 operating leases with remaining commitments totaling $2,044,000 and $1,758,000 have been abandoned or are considered unfavorable, respectively. A liability totaling $1,995,000 representing the present value of the minimum lease payments and executory costs was recorded at December 18, 2002 relating to the abandoned leases. A liability totaling $1,140,000 representing the present value of the difference between the fair market rental and lease commitment was recorded at December 31, 2002 relating to unfavorable leases. In 2004, the Company completed closure of its Sunnyvale facility. A liability totaling $279,000 was recorded representing the present value of the remainder of the lease commitment. In connection with the closure of this facility, the remaining unfavorable lease commitment of $558,000 recorded in connection with the acquisition of Conductus, Inc. was transferred to lease abandonment costs. As of September 30, 2006, the remaining minimum lease commitments on these operating leases totaled $8,000 and are included in the above commitment table. These amounts are included in accrued liabilities.
10. Contractual Guarantees and Indemnities
     During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities, therefore no amounts are recognized in the accompanying consolidated financial statements.
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
Short Term Borrowings
     Advances under the line of credit with the bank are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this facility at September 30, 2006.
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
11. Restructuring Expenses
     During the first nine months of 2005, the Company implemented a restructuring program and reduced its workforce. This generated restructuring charges totaling $337,000 for the first nine months of 2005, none of which was for the third quarter of 2005. There were no restructuring charges for the three months or nine months ended September 30, 2006.
12. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	December 31,	September 30,
	2005	2006
Accounts receivable:
Accounts receivable-trade	$1,930,000	$2,199,000
U.S. government accounts receivable-billed	311,000	430,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,166,000	$2,554,000

	December 31,	September 30,
	2005	2006
Inventories:
Raw materials	$3,328,000	$2,704,000
Work-in-process	2,384,000	1,169,000
Finished goods	2,861,000	4,239,000
Less inventory reserve	(3,209,000)	(1,644,000)

	$5,364,000	$6,468,000

	December 31, 2005	September 30,
	2006	2006
Property and Equipment:
Equipment	$18,000,000	$17,157,000
Leasehold improvements	6,647,000	6,732,000
Furniture and fixtures	451,000	451,000

	25,098,000	24,340,000
Less: accumulated depreciation and amortization	(17,295,000)	(18,064,000)

	$7,803,000	$6,276,000

     At December 31, 2005 and September 30, 2006, equipment includes $237,000 of assets financed under capital lease arrangements, net of $210,000 and $222,000 of accumulated amortization, respectively. Depreciation expense amounted to $611,000 and $1,898,000 for the three and nine month periods ended October 1, 2005 and $534,000 and $1,738,000 for the three and nine month periods ended September 30, 2006, respectively. Depreciation expense is expected to total $600,000 for the remainder of 2006, $2.0 million, $1.4 million, $1.1 million and $800,000 in each of the years 2007, 2008, 2009, and 2010, respectively.

	December 31, 2005	September 30,
	2006	2006
Patents and Licenses:
Patents pending	$435,000	$560,000

Patents issued	875,000	897,000
Less accumulated amortization	(230,000)	(271,000)

Net patents issued	645,000	626,000

Licenses	563,000	563,000
Less accumulated amortization	(66,000)	(92,000)

Net licenses	497,000	471,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(769,000)	(946,000)

Net purchased technology	937,000	760,000

	$2,514,000	$2,417,000

     Amortization expense related to these items totaled $83,000 and $246,000 for the three and nine month periods ended October 1, 2005 and $82,000 and $244,000 for the three and nine month periods ended September 30, 2006, respectively. Amortization expenses are expected to total $84,000 for the remainder of 2006, $347,000, $360,000, $350,000, and $122,000 in each of the years 2007, 2008, 2009, and 2010, respectively.

	December 31,	September 30,
	2005	2006
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$365,000	$175,000
Compensated Absences	423,000	433,000
Compensation related	253,000	440,000
Warranty reserve	491,000	404,000
Lease abandonment costs	225,000	8,000
Product line exit costs	402,000	319,000
Severance costs	32,000	—
Deferred Rent	378,000	389,000
Other	150,000	268,000

	2,719,000	2,436,000
Less current portion	(1,998,000)	(1,845,000)

Long term portion	$721,000	$591,000

	For the nine months ended,
	October 1,	September 30,
	2005	2006
Warranty Reserve Activity:
Beginning balance	$419,000	$491,000
Additions	151,000	107,000
Deductions	(215,000)	(194,000)
Change in estimate relating to previous warranty accruals	141,000	—

Ending balance	$496,000	$404,000

Lease Abandonment Costs:
Beginning balance	$1,336,000	$225,000
Additions	—	—
Deductions	(826,000)	(217,000)

Ending balance	$510,000	$8,000

Product Line Exit Costs:
Beginning balance	$885,000	402,000
Additions	—	—
Deductions	(461,000)	(83,000)

Ending balance	$424,000	$319,000

Severance Costs:
Beginning balance	$36,000	$32,000
Additions	218,000	81,000
Deductions	(202,000)	(113,000)

Ending balance	$52,000	$0

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
     In connection with the acquisition of Conductus we recognized $20.1 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire Company with the book value of its net assets, including goodwill. The Company’s market capitalization is based on the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares. If the fair value of the Company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. The implied fair value of goodwill is determined by performing a full evaluation of the fair values of all assets and liabilities of the reporting unit as would be performed in a purchase price allocation under SFAS No. 141, “Business CombinationsIf the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At December 31, 2005, we tested the goodwill for possible impairment and determined that there was no impairment. The fair value of the Company based on its market capitalization totaled $53.7 million which was in excess of the total book value of the Company. Therefore, our goodwill was not considered impaired.
     By July 1, 2006, the Company’s market capitalization had declined to $25.5 million, an amount less than the total book value of the Company. We concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment as of July 1, 2006. We then proceeded with step two of the impairment analysis — determining the fair values of all the tangible and intangible assets of the Company and then aggregating and subtracting these values from the fair value of the Company. Our analysis was not complete at the time we filed our quarterly report for the second quarter, but our preliminary analysis led us to reasonably estimate at that time that the Company’s fair market value was less than its net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter. We completed this exercise in the third quarter and confirmed that an impairment loss had occurred. Our final analysis confirmed that the Company’s fair market value at July 1 was less than its net assets excluding goodwill. Therefore, we have not made any adjustment to our full goodwill write-down of $20.1 taken in the second quarter.
     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis as of the fourth quarter of 2005 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long lived assets. During the first nine months of 2006, the market capitalization of the Company declined. If the market capitalization of the Company declines below the Company’s book value, and it is deemed other than temporary, then an impairment loss relating to the Company’s long lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.
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
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $1.9 million at September 30, 2006, as compared to $250,000 at December 31, 2005.

Results of Operations
Quarter and nine months ended September 30, 2006 as compared to the quarter and nine months ended October 1, 2005
     Total net revenues increased by $2.0 million, or 51%, from $3.9 million in the third quarter of 2005 to $5.9 million in the third quarter of 2006. Total net revenues decreased by $1.1 million, or 6%, from $16.8 million in the first nine months of 2005 to $15.8 million in the same period this year. Total net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues increased to $4.9 million in the third quarter of 2006 from $3.1 million in the third quarter of 2005, an increase of $1.8 million, or 60%. For the first nine months of 2006, net commercial product revenues decreased $1.1 million to $13.3 million from $14.4 million in the same period last year, a decrease of 8%. The increase in third quarter is primarily the result of increased sales of our AmpLink products. The year to date decrease is primarily due to lower sales of our Superlink product. Our three largest customers accounted for 81% of our total net revenues in the first nine months of 2006. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues increased to $1.0 million in the third quarter of 2006 from $865,000 in the third quarter of 2005, an increase of $137,000, or 16%. For the first nine months of 2006, government contract revenues remained unchanged at $2.4 as compared to the same period last year. The variance is primarily due to the completion of contracts in 2005 that were not replaced until the second quarter of 2006.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $4.2 million for the third quarter of 2006 compared to $3.5 million for the third quarter of 2005, an increase of $713,000, or 20%. The increase resulted primarily from higher sales volume. For the first nine months of 2006, the cost of commercial product revenues totaled $11.7 million as compared to $13.5 million for the first nine months of 2005, a decrease of $1.8 million, or 13%. The decrease resulted from both lower sales and lower fixed costs.
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
     The following is an analysis of our commercial product gross profit and margins:

	Three Months Ended				Nine Months Ended
	October		September		October 1,		September
Dollars in thousands	1, 2005		30, 2006		2005		30, 2006
Net commercial product sales	$3,052	100%	$4,897	100%	$14,401	100%	$13,319	100%
Cost of commercial product sales	3,507	115%	4,220	86%	13,507	94%	11,736	88%

Gross profit	$(455)	(15%)	$677	14%	$894	6%	$1,583	12%

     We had a gross profit of $677,000 in the third quarter of 2006 from the sale of our commercial products as compared to a negative gross profit of $455,000 in the third quarter of 2005. For the nine months ended September 30, 2006, we had a gross profit of $1,583,000 from the sale of our commercial products as compared to a gross profit of $894,000 in the nine months ended October 1, 2005. Our gross margins were impacted by charges for excess and obsolete inventory of approximately $270,000 in the first nine months of 2006 and 2005. We regularly review inventory quantities on hand and provided an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

     Contract research and development expenses totaled $651,000 in the third quarter of 2006 as compared to $576,000 in the third quarter of 2005. The increase is the result of two new contracts added in the second quarter of this year. These expenses totaled $1.7 million in the first nine months of 2006 and $2.3 million in the first nine months of 2005. The decrease was the result of lower expenses associated with performing a fewer number of government contracts in the first quarter of this year.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $767,000 in the third quarter of 2006 as compared to $1.1 million in the same quarter of the prior year and totaled $2.7 million in the first nine months of 2006 and $3.0 million in the first nine months of 2005. The decreases in 2006 were due to planned reductions in overall R&D expenditures.
     Selling, general and administrative expenses totaled $2.4 million in the third quarter of 2005 and 2006. In the first nine months of 2006, these expenses totaled $7.8 million as compared to $9.1 million in the same period last year. The lower expenses in 2006 resulted primarily from lower insurance premiums and a reduction in the use of outside consultants. In the first nine months of 2005, this category of expenses included expenses from restructuring activities and expenses related to the retirement benefits that were paid to our former President and Chief Executive Officer.
     During the first nine months of 2005, we implemented a restructuring program and reduced our workforce. This generated restructuring charges totaling $337,000 for the first nine months of 2005, including $204,000 for the second quarter of 2005. There were no restructuring charges for the three months or nine months ended September 30, 2006.
     We recorded a non-cash charge of $20.1 million in the second quarter of this year to write-off the goodwill from our acquisition of Conductus in December 2002. Our analysis was not complete at the time we filed our quarterly report for the second quarter, but our preliminary analysis led us to reasonably estimate at that time that the Company’s fair market value was less than its net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill in the second quarter. We completed this exercise in the third quarter and confirmed that an impairment loss had occurred. Our final analysis confirmed that the Company’s fair market value at July 1 was less than its net assets excluding goodwill. Therefore, we have not made any adjustment to our goodwill write-down taken in the second quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     Interest income increased in the first nine months of 2006, as compared to the prior year, primarily because we had more cash available for investment and higher interest rates.
     Interest expense in the three months and nine months ended September 30, 2006 amounted to $11,000 and $35,000, as compared to $25,000 and $98,000 in the three months and nine months ended October 1, 2005. Interest expense was lower in the current year periods because of lower borrowings.
     We had a net loss of $2.1 million for the quarter ended September 30, 2006, as compared to a net loss of $3.6 million in the same period last year. For the nine months ended September 30, 2006, our loss totaled $28.0 million as compared to $11.2 million in the same period last year. Excluding the $20.1 million goodwill impairment charge discussed above, our net loss for the first nine months of 2006 was $7.9 million.
     The net loss available to common shareholders totaled $0.17 per common share in the third quarter of 2006, as compared to a net loss of $0.31 per common share in the same period last year. The net loss available to common shareholders totaled $2.24 per common share in the first nine months of 2006, as compared to a net loss of $1.01 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
     As of September 30, 2006, we had working capital of $11.2 million, including $5.4 million in cash and cash equivalents, as compared to working capital of $17.2 million at December 31, 2005, which included $13.0 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents decreased by $7.6 million from $13.0 million at December 31, 2005 to $5.4 million at September 30, 2006. Cash during this period was used in operations, for the purchase of property and equipment and for the payment of long-term borrowings.
     Cash used in operations totaled $7.4 million in the first nine months of 2006. We used $5.4 million to fund the cash portion of our net loss. We also used $2.2million in cash to fund an increase in inventory, the acquisition of new patents and licenses, a reduction in accounts payable payments and higher levels of accounts receivable. These uses were partially offset by cash generated from prepaid expenses and other assets totaling $259,000. Cash used in operations totaled $7.7 million in the first nine months of 2005. In 2005 we used $8.2 million to fund the cash portion of our net loss, and we also used cash to fund a $1.9 million increase in patents and licenses, other assets and accounts payable payments. These uses were offset by cash generated from the collection of accounts receivable, as well as lower inventory and prepaid expense balances totaling $2.4 million.
     Net cash used in investing activities totaled $211,000 in the first nine months of 2006 as compared to a credit of $102,000in the first nine months of last year. The 2006 expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity, while the 2005 credit was due to sale of property and equipment.
     Net cash used in financing activities totaled $14,000 in the first nine months of 2006and was used to pay down our long term debt. Net from financing activities totaled $9.7 million in the first nine months of 2005. Cash used to pay down our line of credit and long term debt totaled $1.6 million in the first nine months of 2005.
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
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit was renewed June 15, 2006 for a term of one year. The line of credit expires June 15, 2007. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (8.25% at July September 30, 2006) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at September 30, 2006. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
•	Capital Lease Obligations
     Our capital lease obligations are for property and equipment and total $20,000 at September 30, 2006.
•	Operating Lease Obligations
     Our operating lease obligations consist of facility leases in Santa Barbara and Sunnyvale, California. We assumed the Sunnyvale leases in connection with our acquisition of Conductus, Inc. in 2002. At September 30, 2006, the remaining Sunnyvale lease obligations totaled $8,000. We consolidated the Sunnyvale operations into our Santa Barbara facility in 2004 and recorded a liability for the present value of the remaining obligations under the Sunnyvale leases. We included these liabilities in the financial statements under Accrued Liabilities and Other Long Term Liabilities.
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
•	Quantitative Summary of Contractual Obligations and Commercial Commitments
     At September 30, 2006, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$20,000	$20,000	$—	$—	$—
Operating leases	6,892,000	1,248,000	2,611,000	2,795,000	238,000
Minimum license commitment	2,100,000	150,000	300,000	300,000	1,350,000
Fixed asset and inventory purchase commitments	2,126 ,000	2,126,000	—	—	—

Total contractual cash obligations	$11,138,000	$3,544,000	$2,911,000	$3,095,000	$1,588,000

Capital Expenditures
     We plan to invest approximately $50,000 in fixed assets during the remainder of 2006
Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe our existing cash resources, together with our line of credit, will be sufficient to fund our planned operations for at least the next nine months if we can achieve our internally forecasted sales levels. We believe the key factor to our future liquidity is successfully executing on our plan to increase sales levels. There is no assurance that we can increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
     If we do not significantly increase our commercial revenues, we will require additional financing in the first half of 2007. We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
     Our former independent registered public accounting firm has included in their audit report for fiscal 2005 an explanatory paragraph expressing doubt about our ability to continue as a going concern. They included a similar explanatory paragraph in their audit report for 2003 and 2004. In 2005, we incurred a net loss of $14.2 million and had negative cash flows from operations of $9.4 million. In the third quarter of 2006, we incurred a net loss of $2.1 million and had year to date negative cash flows from operations of $7.4 million.
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
Recent Accounting Requirements
     In September, 2006 the Financial Accounting Standards Board issued two new pronouncements, SFAS No. 157, Fair Value Measurements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). The company does not believe that SFAS 157 will have a material impact on its financial statements. SFAS 158 does not apply as the company does not have a defined benefit pension or another post retirement plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There was no material change in our exposure to market risk at September 30, 2006 as compared with our market risk exposure on December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2005 Annual Report on Form 10-K.

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
     Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of September 30, 2006, that they are effective as described above.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
Shalvoy Litigation
     Mr. Shalvoy, a director and stockholder, owed us a total of $820,244 of principal, plus accrued interest of more than $247,000, under two, full recourse promissory notes as of September 30, 2006. The notes are partially secured by 15,176 shares of the Company’s common stock with a market value of approximately $22,000 as of September 30, 2006.
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
Routine Litigation
     From time to time we are also involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, operating results or cash flow.
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
     We did not repurchase any shares of our common stock during the third quarter of this year.

Item 4. Submission of Matters to a Vote of Security Holders.
     We did not submit any matters submitted to a vote of security holders during the third quarter of this year.
Item 5. Other Information
     (a)      Additional Disclosures.
     We filed a Form 8-K on October 4, 2006 to report a change in our independent registered public accounting firm from PricewaterhouseCoopers LLP to Stonefield Josephson, Inc. The new firm has responsibility for reviewing our third quarter financial statements and auditing our financial statements for the year ended December 31, 2006. As noted in the Form 8-K, the change in independent registered public accounting firms is not the result of any disagreement with PricewaterhouseCoopers LLP.
     We filed a Form 8-K on September 11, 2006 to report the execution of a Master Supplier Agreement with Cingular Wireless LLC. The agreement has a term of 3 years and allows Cingular Wireless, its affiliates and regions to purchase any of our products at the prices, and on the terms, specified in the Master Supplier Agreement. The agreement does not contain any minimum purchase commitment, but its execution gives each Cingular region direct access to our full product line.
     (b)      Stockholder Nominations.
     There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors. Please see the discussion of our procedures under the heading “Board Meetings and Committees” on pages 4 thru 6 of our 2006 Proxy Statement available online at www.sec.gov.
Item 6. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of the Registrant (3)

4.1	Form of Common Stock Certificate (4)

4.2	Third Amended and Restated Stockholders Rights Agreement (5)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (5)

4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (6)

4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (6)

4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (7)

4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (7)

4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (7)

4.11	Registration Rights Agreement, dated March 6, 2002 (8)

4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (8)

4.13	Registration Rights Agreement dated October 10, 2002 (9)

4.14	Warrants to Purchase Common Stock dated October 10, 2002 (9)

4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (10)

4.16	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (11)

4.17	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (11)

4.18	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (12) *

4.19	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (13)

Number	Description of Document
4.20	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (13)

4.21	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (14)

4.22	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (14)

4.23	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (15)

4.24	Form of Warrant (16)

4.25	Form of Registration Rights Agreement (16)

4.26	Agility Capital Warrant dated May 2004 (17)

4.27	Silicon Valley Bank Warrant dated May 2004 (17)

4.28	Form of Warrant dated August 2005 (18)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Statement of Principal Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Statement of Principal Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(11)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928) filed on April 9, 2002.

(12)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(13)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(17)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 (Reg. 333-89184).

(18)	Incorporated by reference from Registrant’s Form 8-K filed August 11, 2005.

*	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: November 9, 2006	/s/ William J. Buchanan

William J. Buchanan
Controller (Principal Financial Officer)

/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
President and Chief Executive Officer