Form 10-K
period 2006-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2007-04-02
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  or  No ☑

The aggregate market value of the common stock held by non-affiliates was $20.6 million as of July 1, 2006 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $2.04 as reported by the NASDAQ Stock Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of the company.

We had 12,483,367 shares of common stock outstanding as of the close of business on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2006

Unless otherwise noted, the terms “we,” “us,” and “our,” refer to the combined and ongoing business operations of Superconductor Technologies Inc. and its subsidiaries

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or which we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: limited assets and a history of losses; limited number of potential customers; limited number of suppliers for some of our components; no significant backlog from quarter to quarter; our market is characterized by rapidly advancing technology. For further discussion of these and other factors see “Item 1A. Risk Factors” of this Report.

This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006 and 2005. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally, but we cannot assure that this effort will be successful.

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

Our Solution.  We leverage our expertise in RF technology to cost effectively deliver interference protection and increased sensitivity to our wireless carrier customers. Our solutions provide the following quality-of-service improvements:

•	reduction of dropped calls and network access failures;

•	elimination of interference from other sources such as specialized mobile radio handsets and other base stations;

•	increased in-building penetration;

•	reduction in base station noise figure; and

•	improves handset power consumption

Our Products.  Our solutions consist of the following three product lines:

•	SuperLink combines HTS filters with a proprietary cryogenic cooler and an ultra low-noise amplifier to create a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals).

•	AmpLink is a ground-mounted unit which includes a high-performance amplifier that provides increased sensitivity.

•	SuperPlex is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation.

Our Strategy.  Our objective is to provide a full range of performance improvement solutions to wireless carriers by offering our field-proven solutions, innovative duplexer designs for antenna sharing and network overlays, ground-based sensitivity improvement solutions and high-performance multiplexers. The primary elements of our strategy include:

•	diversifying our customer base,

•	expanding our current product offerings,

•	enhancing our productivity and lowering our costs,

•	maintaining our focus on technical excellence and innovation, and

•	pursuing strategic partnerships, alliances and acquisitions.

Government Contracts.  We also generate significant revenues from government contracts. We primarily pursue government research and development contracts which complement our commercial product development, but we also pursue government product opportunities. We undertake government contract work which has the potential to add to or improve our commercial product line. These contracts often yield valuable intellectual property relevant to our commercial business. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property for the United States.

Corporate Information.  Our facilities and executive offices are located at 460 Ward Drive, Santa Barbara, California 93111, and our telephone number is (805) 690-4500. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Our Wireless Products

Wireless service providers can use our solutions to keep pace with the growing demand for wireless communications. Wireless providers may deploy our products in connection with the installation of additional base stations in a network, as well as with the installation of an entirely new network. Wireless service providers can also improve the performance of existing base stations and networks by retrofitting their equipment with our link enhancement products.

Our performance improvement solutions fit into three product families: SuperLink, AmpLink and SuperPlex.

•	SuperLink. In order to receive uplink signals from wireless handsets, base stations require a filter system to eliminate out-of-band interference, and amplification to enhance the base station’s sensitivity. To address this need, we offer the SuperLink product line for the receiver front-end of base stations. These products combine specialized filters using HTS technology with a proprietary cryogenic cooler and ultra low-noise amplifiers. The result is a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink products offer significant performance advantages over conventional filter and amplifier systems.

•	AmpLink. AmpLink is designed to address the sensitivity requirements of wireless base stations. AmpLink is a ground-mounted unit which utilizes a high-performance. The enhanced uplink performance provided by AmpLink improves network coverage immediately and avoids the installation and maintenance costs associated with tower mounted alternatives.

•	SuperPlex. SuperPlex is our line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. Products in our SuperPlex family of high-performance multiplexers are designed to facilitate base station antenna sharing and reduce infrastructure costs. SuperPlex can be used in conjunction

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

Marketing and Sales

We sell solutions to wireless communication service providers in the United States and pursue selected international opportunities.

We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006 and 2005; Verizon Wireless and ALLTEL each accounted for more than 10% of our commercial revenues in 2004.

We sell using a direct sales force in the U.S. to focus on the Tier I wireless carriers. We use indirect channels to market our products to select customers internationally.

We demonstrate our products at trade shows, and participate in industry conferences. Advertising, email campaigns, direct mailings, and contribution of technical and application reports to recognized trade journals, are all employed to communicate our solutions to potential customers. We also advertise our products through our website, brochures, data sheets, application notes, trade journal reports and press releases.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $75,000 at December 31, 2006, as compared to $250,000 at December 31, 2005.

How We Use Government Contracts to Fund Technology Development

Our strategy is to continue to pursue government research and development contract awards which complement our commercial product and technology development and allow for commercialization of the underlying technology. Since our inception in 1987, a substantial part of our revenues have been from research and development contracts with the U.S. government or as a subcontractor to a supplier to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We interact with various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from DARPA through the Office of Naval Research. In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, (SBIR) and Small Business Technology Transfer (STTR) programs. We have been awarded 34 Phase I SBIR/STTR contracts, each of which typically generates up to $100,000 in revenues. We have been successful in converting eight of these Phase I contracts into Phase II programs, each of which typically generates up to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us approximately $93 million of revenue and remain a significant source of revenue today. We also develop and sell RF transceiver front-end products that utilize our unique HTS filter and cryogenics technologies to the US Government and we intend to grow this government products business.

Our Manufacturing Capabilities

Our manufacturing process involves the assembly of numerous individual components and precision tuning by production technicians. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housing, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. Principal components of our AmpLink and SuperPlex products are manufactured by foreign manufacturers. We currently manufacture our SuperLink systems at our facilities in Santa Barbara, California.

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

We have the physical infrastructure to manufacture up to 2,800 SuperLink units per year. This capacity is unchanged from the prior year. We are holding physical capacity and staffing at their current levels to conserve cash resources. We could expand manufacturing capacity to approximately 5,000 units per year in our current facility with minor additional equipment purchases and staffing increases.

Our internal capabilities include a proprietary manufacturing process for thin-film materials that is scaleable for high volume production. In addition, we have established a production operation that we use to produce thin films on wafers for wireless applications. Our radio frequency circuitry is designed, modeled and tested by internal engineering resources. We have in-house capabilities to pattern the superconducting material and all other aspects of radio frequency component production, including packaging the filters. We also have in-house capabilities to manufacture our cryogenic coolers. We have refined our supplier base to improve the quality of received parts, while lowering the cost and decreasing lead-times.

In early 2006, STI launched its high volume AmpLink assembly and distribution center within the existing Santa Barbara site. The 3,200 square foot production facility has the capacity to produce 10,000 AmpLink units annually which can be increased to 20,000 units with no additional capital expenditure. The production line is supported by a newly refurbished 8,000 square foot warehouse and distribution center. The manufacturing and distributions centers are tightly linked to provide the most efficient and rapid order fulfillment capabilities for up to 200 AmpLink units per week.

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

We have an extensive patent portfolio for the technology relevant to our SuperLink products, government products and related business. As of December 31, 2006, we held 49 U.S. patents in the following categories which are currently relevant to this business:

•	6 patents for technologies directed toward producing thin-film materials and structures expiring in 2010 to 2024;

•	23 patents for cryogenic and non-microwave circuit designs expiring in 2010 to 2023;

•	15 patents covering cryogenics, packaging and systems expiring in 2013 to 2024; and

•	5 patents covering other superconducting technologies expiring in 2013 to 2015.

We also had 25 U.S. patent applications pending as of December 31, 2006 which are currently relevant to this business. As of that date, we held 13 foreign issued patents and 22 foreign patents pending.

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

We use superconducting technology in our SuperLink solution to improve both the selectivity (rejection of adjacent band interference) and the sensitivity (ability to “hear” signals better) of a base station receiver. Superconducting materials have the ability to conduct electrical energy with little or no resistance when cooled to “critical” temperatures. In contrast, electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. Substantial improvement in the performance characteristics of electrical systems can be made with superconductors, including reduced power loss, lower heat generation and decreased electrical noise. As these properties have been applied to radio and microwave frequency applications, new products, such as wireless filters, have been developed that are extremely small, highly sensitive and highly frequency selective.

The discovery of superconductors was made in 1911. However, a fundamental understanding of the phenomenon of superconductivity eluded physicists until J. Robert Schrieffer (a former director and Chairman of our Technical Advisory Board), John Bardeen (co-inventor of the transistor) and Leon Cooper proposed a theory explaining superconductivity, for which they were awarded the Nobel Prize in Physics in 1972. Until 1986, all superconductor utilization was done at extremely low temperatures, below 23K (-250ºC). Superconductors were not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, high temperature superconductors with critical temperatures greater than 30K (-243ºC) were discovered. In early 1987, YBCO was discovered, which has a critical temperature of 93K (-180ºC). Shortly thereafter, TBCCO was discovered, which has a critical temperature of 125K (-148ºC). These discoveries were important because these high temperature superconductors allowed for operating temperatures higher than 77K (-196ºC), or the point at which nitrogen liquefies at atmospheric pressure. These high critical temperatures allow superconductors to be cooled using less expensive and more efficient refrigeration processes. We were formed following this discovery for the initial purpose of developing and commercializing high temperature superconductors.

We have historically utilized thallium barium calcium copper oxide (“TBCCO”) as the primary HTS material in our SuperLink product line. In the fourth quarter of 2004, we shifted all of our production from TBCCO to yttrium barium copper oxide (“YBCO”) to lower the product manufacturing cost of the SuperLink. We have a non-exclusive license in the U.S. and selected foreign countries to the primary patents on YBCO from Lucent and

TBCCO from the University of Arkansas. We use HTS materials as the base material to produce “thin film” microelectronics, primarily RF filters, in our SuperLink product line. We manufacture YBCO using proprietary processes, including proprietary manufacturing techniques. We believe that the process technology we have developed produces state of the art HTS thin-films of the highest quality using YBCO.

As part of our strategy to maintain our technological leadership, we have focused our research and development activities on HTS materials, RF circuitry, cryogenic design and product application. We utilize a proprietary manufacturing process for HTS thin-film production, the base material for our filtering products. An in-house design team develops the filters, which are packaged into a vacuum-sealed container for thermal insulation. The filter package is integrated with our cryogenic cooler and the necessary control electronics into a complete system that is deployed in conjunction with new or existing wireless base stations.

We have devoted a significant portion of our engineering resources to design and model the complex RF circuitry that is basic to our products. The expertise of this highly qualified team has allowed us to design and fabricate very precise individual components, such as RF signal filters. We have developed computer simulation systems to design our products and this RF circuitry design capability has allowed us to produce extremely small, high-performance circuits. Some of our design and engineering innovations have been patented; others are the subjects of pending patent applications. We believe that our RF engineering expertise provides us with a unique competitive advantage.

The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Prior to the Company’s efforts, no such cryogenic cooler had been commercially available. In response to this lack of availability, we developed a low-cost, highly reliable low-power cooler designed to cool to 77K (-196ºC) with sufficient cooling capacity for our superconducting applications. Our SuperLink systems have logged in excess of 158 million hours of cumulative operation. The cryogenic coolers in our current models have demonstrated a “mean time between failure” (the industry standard measurement) of greater than one million hours. The design was based in part on patents licensed by us from Sunpower, Inc. We believe our internally developed cooler, which is both compact enough and reliable enough to meet the most demanding wireless industry standards, provides us with a significant and unique competitive advantage.

Cooling to cryogenic temperatures requires proper thermal isolation and packaging. Any superconducting or other cryogenically cooled device must be maintained at its optimal operating temperature, and its interaction with higher temperature components must be controlled. We have developed a variety of proprietary and patented cryogenic packaging innovations to satisfy this requirement.

Competition

The wireless communication market is intensely competitive. We face competition in various aspects of our technology and product development and in each of our target markets. Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter. The primary competitors use tower mounted and ground mounted amplifiers, conventional filters, repeaters or “smart antenna” technologies. Tower mounted and ground mounted amplifiers pass an RF signal received by an antenna through a broad filter, followed by a low noise amplifier. These units are produced by a number of companies, which include most of the base station original equipment manufacturers (OEMs) such as Ericsson and Nokia. Filter manufacturers, including Andrew, Powerwave, and Radio Frequency Systems, also produce these units. Smart antennas allow base stations to focus energy more directly on individual wireless devices in order to improve capacity. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources. Some competitors have achieved greater name recognition for their products and technologies.

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

Employees

We employed a total of 115 people as of December 31, 2006: 50 in manufacturing, 31 in research and development, 20 in sales and marketing and 14 in administration. Nine of our employees have Ph.D.s, and thirteen others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our employees are not represented by a labor union and we believe that our employee relations are good.

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

The following section includes some of the material factors that may adversely affect our business and operations. This is not an exhaustive list, and additional factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

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

During 2006, we incurred a net loss of $29.6 million and negative cash flows from operations of $7.3 million. In addition, our independent registered public accounting firm, Stonefield Josephson Inc, has included in their report for 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern due to past losses and negative cash flows. Our independent registered public accounting firm, PricewaterhouseCoopers, LLC, included a similar explanatory paragraph in audit reports for 2003, 2004 and 2005.

Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, our cash resources may not be sufficient to fund our planned operations for the remainder of 2007. We believe the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, the Company intends to raise funds in the next six months to meet its working capital needs.

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

We sell most of our products to a small number of wireless carriers. We derived 96% of our commercial product revenues from ALLTEL, Verizon Wireless and T-Mobile in 2006 and 95% of our commercial product revenues from ALLTEL, Verizon Wireless and T-Mobile in 2005. Our future success depends upon the wireless carriers continuing to purchase our products, and fluctuations in demand from such customers could negatively impact our results. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition.

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

We experience significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of any contractual obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments; and

•	high fixed expenses that may disproportionately impact operating expenses, especially during a quarter with a sales shortfall.

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

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, increases in inventory and finished goods, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our results of operations. Despite these factors, we maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, there may not be enough inventory or manufacturing capacity to fill their orders.

Due to these and other factors, our past results may not be reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of stock analysts and investors. In either case, the price of our common stock could be materially adversely affected.

Our sales cycles are unpredictable, making future performance uncertain.

The sales cycle for telecommunications products includes identification of decision makers within the customers’ organizations, development of an understanding of customer-specific performance and economic issues, convincing the customer through field trial reports of the benefits of systems offered, negotiation of purchase orders and deployment. Customers who purchase our systems must commit a significant amount of capital and other resources. Our customers must consider budgetary constraints, comply with internal procedures for approving large expenditures and complete whatever testing is necessary for them to integrate new technologies that will impact their key operations. Customer delays can lengthen the sales cycles and have a material adverse effect on our business.

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

A number of components used in our products are available from only one or a limited number of outside suppliers due to unique designs as well as certain quality and performance requirements. We currently purchase substrates for growth of high-temperature superconductor thin-films from a single supplier because of the quality of their substrates. A thin film is a thin layer of high-temperature superconductor material. There are additional components that we source from a single vendor due to the present volume. Key components of our conventional products are manufactured by sole foreign manufacturer. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, many of which are beyond our control. These include the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could impair our ability to manufacture and deliver our systems on a timely basis and result in the delay or cancellation of orders, which could harm our business.

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

We depend on specific patents and licenses to technologies, and we will likely need additional technologies in the future that we may not be able to obtain.

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

We currently rely on specific technologies and may not successfully adapt to the rapidly changing wireless telecommunications equipment market.

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

We will have to continue to develop and integrate advances to our core technologies. We will also need to continue to develop and integrate advances in complementary technologies. We cannot guarantee that our development efforts will not be rendered obsolete by research efforts and technological advances made by others.

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

Our efforts are focused on the wireless telecommunications market, including the 2G, 2.5G and 3G markets. The dedication of our resources to the wireless telecommunications market makes us potentially vulnerable to changes in this market, such as new technologies like WIMAX, future competition, changes in availability of capital resources or regulatory changes that could affect the competitive position and rate of growth of the wireless industry.

We may not be able to compete effectively against alternative technologies.

Our products compete with a number of alternative approaches and technologies that increase the capacity and improve the quality of wireless networks. Some of these alternatives may be more cost effective or offer better performance than our products. Wireless network operators may opt to increase the number of transmission stations, increase tower heights, install filters and amplifiers at the top of towers or use advanced antenna technology in lieu of purchasing our products. We may not succeed in competing against these alternatives.

We depend upon government contracts for a substantial amount of revenue, and our business may suffer if significant contracts are terminated, adversely modified, or we are unable to win new contracts.

We derive a portion of our revenue from a few large contracts with the U.S. government. As a result, a reduction in, or discontinuance of, the government’s commitment to current or future programs could materially reduce government contract revenue.

Contracts involving the U.S. government may include various risks, including:

•	termination by the government;

•	reduction or modification in the event of changes in the government’s requirements or budgetary constraints;

•	increased or unexpected costs causing losses or reduced profits under contracts where prices are fixed or unallowable costs under contracts where the government reimburses for costs and pays an additional premium;

•	risks of potential disclosure of confidential information to third parties;

•	the failure or inability of the main contractor to perform its contract in circumstances where STI is a subcontractor;

•	the failure of the government to exercise options for additional work provided for in the contracts; and

•	the government’s right in certain circumstances to freely use technology developed under these contracts.

The programs in which we participate may extend for several years, but are normally funded on an annual basis. The U.S. government may not continue to fund programs under which we have entered into contracts. Even if funding is continued, we may fail to compete successfully to obtain funding within such programs.

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

Because competition for target employees is intense, we may be subject to claims of unfair hiring practices, trade secret misappropriation or other related claims.

Companies in the wireless telecommunications industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices, trade secret misappropriation or other related claims. We may be subject to such claims in the future as we seek to hire qualified personnel, and such claims may result in material litigation. If this should occur, we could incur substantial costs in defending against these claims, regardless of their merits.

If we are unable to forecast our inventory needs accurately, we may be unable to obtain sufficient manufacturing capacity or may incur unnecessary costs and produce excess inventory.

We forecast our inventory needs based on anticipated purchase orders to determine manufacturing requirements. If we overestimate demand, we may have excess inventory, and our suppliers may as well, which could increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing and result in delays in shipments and recognition of revenues. In addition, lead times for ordering materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for any component at a given time. Accordingly, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity from our suppliers to meet customers’ delivery requirements, which would harm our business.

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

We have experienced difficulty recruiting senior management due to the high cost of living in the Santa Barbara area. We have a limited pool of qualified executives in Santa Barbara and may attempt to recruit qualified candidates from across the country. Some candidates have cited the high cost of housing in Santa Barbara as a significant negative factor when considering our employment offers. We have mitigated this problem to a limited extent by allowing some executives to maintain their existing residences in other parts of the country and effectively “commute” to our corporate headquarters in Santa Barbara as needed to perform their duties. Regardless, we expect the cost of housing in our area will continue to present a significant obstacle to recruiting senior executives.

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

Our international operations expose us to certain risks.

We are looking to expand into international markets. To the extent that we are successful, our financial results may be adversely affected by other international risks, such as:

•	changes in exchange rates;

•	international political and economic conditions;

•	changes in government regulation in various countries;

•	trade barriers;

•	adverse tax consequences; and

•	costs associated with expansion into new territories.

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

As of December 31, 2006, we had outstanding warrants and options exercisable for an aggregate of 1,983,779 shares of common stock at a weighted average exercise price of $30.99 per share. We have registered the issuance of all these shares, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Further, our certificate of incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. These provisions may have the effect of delaying or preventing a change in control of STI without action by our stockholders and, therefore, could adversely affect the price of our stock or the possibility of sale of shares to an acquiring person.

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

Not applicable.

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

Settlement of Shalvoy Litigation

Mr. Shalvoy, a director and stockholder, executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior our acquisition of Conductus, Inc. in December 2002. Through the third quarter of, 2005, we carried the principal (as “Notes Receivable from Stockholder”) and accrued interest (as “Prepaid Expenses and Other Current Assets”) for both notes as assets on our balance sheet.

We filed a lawsuit against Mr. Shalvoy on December 21, 2005 in the California Superior Court (Case No. 1186812) to collect both notes. In that same quarter, due to Mr. Shalvoy’s refusal to pay the notes voluntarily we recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes.

On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit. The agreement provides for a payment of $610,000 to us on or before April 2, 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of Mr. Shalvoy’s second purported option exercise including cancellation of the related note.

Routine Litigation

We may be involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, operating results or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the last quarter of the year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low intraday sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low

2005
Quarter ended April 2, 2005	$14.30	$6.50
Quarter ended July 2, 2005	$8.70	$3.73
Quarter ended October 1, 2005	$11.10	$5.80
Quarter ended December 31, 2005	$7.40	$4.10
2006
Quarter ended April 1, 2006	$6.70	$3.21
Quarter ended July 1, 2006	$4.54	$1.90
Quarter ended September 30, 2006	$2.10	$1.30
Quarter ended December 31, 2006	$3.24	$1.43

Holders of Record

We had 129 holders of record of our common stock on February 28, 2007. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 20,000 round lot beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future, and our line of credit does not allow the payment of dividends

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2006 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
		Weighted-average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	1,154,941	$38.33	44,413
Equity compensation plans not approved by security holders	—	—	—
Total	1,154,941	$38.33	44,413

Stock Performance Graph

The graph and table below compare the cumulative total stockholders’ return on the Company’s common stock since December 31, 2001 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in the Company’s common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-01	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06
Superconductor Technologies	$100.00	$14.46	$85.54	$21.38	$6.62	$2.72
Nasdaq Composite	100.00	68.47	102.72	111.54	113.07	123.84
Nasdaq-Telecommunications	100.00	45.97	77.58	83.78	77.74	99.32

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Net commercial product revenues	$17,601	$38,577	$16,787	$21,080	$17,697
Government contract revenues	4,785	10,759	6,189	3,107	3,361
Sub license royalties	10	58	28	22	20

Total net revenues	22,396	49,394	23,004	24,209	21,078
Costs and expenses:
Cost of commercial product revenues	19,286	28,249	23,421	18,989	15,922
Contract research and development	2,531	6,899	4,465	2,806	2,407
Other research and development	4,489	4,697	5,036	4,214	3,488
Selling, general and administrative	14,976	20,567	16,051	11,442	9,086
Restructuring expenses and impairment charges	—	—	4,128	1,197	38
Write off of Goodwill	—	—	—	—	20,107
Write off of in-process research and development	700	—	—	—	—

Total costs and expenses	41,982	60,412	53,101	38,648	51,048

Loss from operations	(19,586)	(11,018)	(30,097)	(14,439)	(29,970)
Other income (expense), net	73	(327)	(1,120)	226	346

Net loss	(19,513)	(11,345)	(31,217)	(14,213)	(29,624)
Less deemed and cumulative preferred stock Dividends	(1,756)	—	—	—	—

Net loss available to common stockholders	$(21,269)	$(11,345)	$(31,217)	$(14,213)	$(29,624)

Basic and diluted net loss per share:
Net loss per common share	$(8.85)	$(1.81)	$(3.71)	$(1.24)	$(2.37)

Weighted average number of shares Outstanding	2,402	6,269	8,424	11,419	12,483

	December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash and cash equivalents	$18,191	$11,144	$12,802	$13,018	$5,487
Working capital	16,503	15,576	16,146	17,218	9,958
Total assets	65,326	68,123	62,358	52,045	21,904
Long-term debt, including current portion	2,123	721	76	33	14
Total stockholders’ equity	49,524	52,220	49,249	47,257	17,951

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

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

We have three product offerings:

•	SuperLink. In order to receive uplink signals from wireless handsets, base stations require a wireless filter system to eliminate out-of-band interference. SuperLink combines HTS filters with a proprietary cryogenic cooler and an ultra low-noise amplifier. The result is a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals). SuperLink delivers significant performance advantages over conventional filter systems.

•	AmpLink. AmpLink is designed to address the sensitivity requirements of wireless base stations. AmpLink is a ground-mounted unit which utilizes a high-performance amplifier. The enhanced uplink performance provided by AmpLink improves network coverage immediately and avoids the installation and maintenance costs associated with tower mounted alternatives.

•	SuperPlex. SuperPlex is our line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation. SuperPlex high-performance multiplexers are designed to eliminate the need for additional base station antennas and reduce infrastructure costs. Relative to competing technologies, these products offer increased transmit power delivered to the base station antenna, higher sensitivity to subscriber handset signals, and fast and cost-effective network overlays.

We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006 and 2005. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.

We also generate significant revenues from government contracts. We primarily pursue government research and development contracts which compliment our commercial product development. We undertake government contract work which has the potential to improve our commercial product offering. These contracts often yield valuable intellectual property relevant to our commercial business. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property for the United States.

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

Recent Developments

Settlement of Shalvoy Litigation

On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Charles Shalvoy, a director and shareholder. The agreement settles a lawsuit we filed against Mr. Shalvoy in December 2005 to collect payment of amounts due under two promissory notes executed by Mr. Shalvoy in connection with his exercise of two options to purchase common stock of Conductus, Inc. prior to our acquisition of Conductus. The agreement provides for a payment of $610,000 to us on or before April 2, 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of Mr. Shalvoy’s second purported option exercise including cancellation of the related note. See “Item 3 — Legal Proceedings — Settlement of Shalvoy Litigation.”

Change of Independent Registered Public Accounting Firm

On October 3, 2006, we changed our independent registered public accounting firm from PricewaterhouseCoopers LLP to Stonefield Josephson, Inc. Our Audit Committee made the decision to change independent registered public accounting firms, and the decision was ratified by the Executive Committee of our Board of Directors. Stonefield Josephson, Inc. was engaged as our independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with, and including, the quarter ended September 30, 2006. In deciding to select SJI, the Audit Committee considered the firm’s experience and expertise with publicly traded technology companies and reviewed auditor independence issues. The Audit Committee concluded that SJI has no commercial relationship that would impair its independence and has the appropriate expertise required to audit our current operations.

Cingular Master Supplier Agreement

On September 8, 2006, we entered into a Master Supplier Agreement (“MSA”) with Cingular Wireless LLC. The agreement has a term of 3 years and allows Cingular Wireless, its affiliates and regions to purchase any of our products at the prices, and on the terms, specified in the MSA. The MSA does not contain any minimum purchase commitment, but its execution gives each Cingular region direct access to our full product line.

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

Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, the Company recognizes a loss in the period in which the loss is identified, whether or not the inventory is retained or disposed. Our inventory reserves establish a new cost basis for inventory and are not reversed until the related inventory is sold or otherwise disposed. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate and we may understate or overstate the provision required for excess and obsolete inventory.

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

In connection with the acquisition of Conductus we recognized $20 million of goodwill. Goodwill is tested for impairment annually in the fourth quarter after the annual planning process, or earlier if events occur which require an impairment analysis to be performed. We operate in a single business segment as a single reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value based on market capitalization of the entire organization with the book value of its net assets, including goodwill. (Our market capitalization is based the closing price of our common stock as traded on NASDAQ multiplied by our outstanding common shares.) If the fair value of our company exceeds the book value of our net assets, our goodwill is not considered impaired. If the book value of our net assets exceeds our fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. At July 1, 2006, the Company’s market capitalization had declined to $25.5 million, an amount less than the total book value of the Company. We concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment as of July 1, 2006. We then proceeded with step two of the impairment analysis — determining the fair values of all the tangible and intangible assets of the Company and then aggregating and subtracting these values from the fair value of the Company. Our analysis was not complete at the time we filed our quarterly report for the second quarter, but our preliminary analysis led us to reasonably estimate at that time that the Company’s fair market value was less than its net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter. We completed this exercise in the third quarter and confirmed that an impairment loss had occurred. Our final analysis confirmed that the Company’s fair market value at July 1 was less than its net assets excluding goodwill.

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

Prior to 2006, as permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. We accounted for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

Prior to 2006, we did not recognize compensation expense for issuance of stock options to employees. If we had elected to recognize compensation expense for employee awards prior to 2006 based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
Net loss:	2004	2005
	(In thousands, except per share data)

As reported	$(31,217)	$(14,213)
Stock-based employee compensation included in net loss	48	—
Stock-based compensation expense determined under fair value method	(5,543)	(6,459)

Pro forma	(36,712)	(20,672)

Basic and Diluted Loss per Share:
As reported	$(3.71)	$(1.24)
Stock-based compensation expense determined under fair value method	(0.66)	(0.57)

Pro forma	$(4.37)	$(1.81)

On December 1, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. For this purpose, the Compensation Committee defined “out-of-the-money options” as options having an exercise price equal to or greater than $5.80 per share (the market price on the date of the committee’s decision to accelerate the vesting). If the Company had elected to recognize compensation expense for employee awards, the pro forma cost impact of these accelerated options in 2005 would have been $3.7m.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $75,000 at December 31, 2006, as compared to $250,000 at December 31, 2005.

Results of Operations

2006 Compared to 2005

Net revenues decreased by $3.1 million, or 13%, from $24.2 million in 2005 to $21.1 million in 2006. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.

Net commercial product revenues decreased by $3.4 million, or 16%, to $17.7 million in 2006 from $21.1 million in 2005. The decrease is primarily the result of lower sales and lower average sale prices of our products. Our three largest customers accounted for 96% of our net commercial revenues in 2006, as compared to 95% in 2005. These customers generally purchase products through non-binding commitments with minimal lead-

times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues increased to $3.4 million in 2006 from $3.1 million in 2005, an increase of $.3 million, or 8%. This increase is primarily attributable to the addition of new or amended contracts in 2006.

Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories. The cost of commercial product revenues totaled $15.9 million for 2006 as compared to $19.0 million for 2005, a decrease of $3.1 million, or 16%. The lower costs resulted from no restructuring expenses in 2006 and a lower provision for obsolete inventory. Restructuring and impairment expenses from severance and “fixed assets write off included in cost of goods sold” were zero in 2006 as compared to $109,000 in 2005. Our provision for obsolete inventories totaled $360,000 in 2006 as compared to $1.0 million in 2005.

Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales. Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, the Company recognizes a loss in the period in which the loss is identified, whether or not the inventory is retained or disposed.

The following is an analysis of our commercial product gross profit margins for 2005 and 2006:

	For the Years Ended December 31,
	2005		2006
	(Dollars in thousands)

Net commercial product sales	$21,080	100.0%	$17,697	100.0%
Cost of commercial product sales	18,989	90.1%	15,922	90%

Gross profit	$2,091	9.9%	$1,775	10%

We had a positive gross margin of $1.8 million in 2006 from the sale of our commercial products as compared to a positive gross margin of $2.1 million in 2005. The gross margin percentage improved slightly on lower sales volumes primarily due to lower restructuring expenses, a lower provision for obsolete inventory and the positive results of our cost reduction efforts. Gross margin was also favorably impacted $.7 million by the sale of previously written-off inventory. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

Contract research and development expenses totaled $2.4 million in 2006 as compared to $2.8 million in 2005, a decrease of $399,000 or 14%. The decrease was primarily the result of 2005 expenses totaling $759,000 on a contract for which no revenue was recognized. See “Contractual Contingency” under the Contractual Guarantees and Indemnities Note to the Financial Statements for a description of the non-revenue generating contract.

Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $3.5 million in 2006 as compared to $4.2 million in 2005, a decrease of $726,000, or 17%. The decrease is due to lower expenses associated with commercial products development and the result of our cost reduction efforts.

Selling, general and administrative expenses totaled $9.1 million in 2006 as compared to $11.4 million in 2005, a decrease of $2.3 million, or 20%. The lower expenses resulted primarily from lower auditor fees, lower insurance premiums, lower legal expenses for other matters, no restructuring activities in 2006 and the payment in 2005 of retirement benefits for our previous Chief Executive Officer.

We implemented several restructuring programs since 2004. These activities were completed in 2005. In connection with the acquisition of Conductus in December 2002 we recognized $20.1 million of goodwill. At July 1, 2006, we concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment. Our analysis led us to reasonably estimate at that time that the Company’s fair market value was less than its net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter. We also recorded an impairment charge of $38,000 related to a note receivable from a Board member.

The following table summarizes our restructuring and impairment charges for 2005 and 2006:

	For the Year Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2005	2005	2005	2006	2006	2006

Severance costs	$178,000	$—	$178,000	$—	$—	$—
Fixed assets write offs	137,000	—	137,000		—
Facility consolidation costs	6,000	—	6,000		—
Employee relocation cost	16,000		16,000		—	—
Goodwill Write-off					20,107,000	20,107,000
Impairment charge for notes receivable from shareholder and board member	—	969,000	—	—	38,000	38,000

Total	$337,000	$969,000	$1,306,000		20,145,000	20,145,000
Fixed Asset write off and severance costs included in cost of goods sold	(109,000)	—	(109,000)	—	—	—

Expense included in operating expenses	$228,000	$969,000	$1,197,000	$—	$20,145,000	$20,145,000

Interest income increased to $391,000 in 2006, as compared to $342,000 in 2005, primarily because of increased interest rates.

Interest expense in 2006 amounted to $45,000, as compared to $116,000 in 2005, as a result of lower borrowing levels.

Our loss totaled $29.6 million in 2006 as compared to $14.2 in 2005.

The net loss available to common shareholders totaled $2.37 per common share in 2006, as compared to $1.24 per common share in 2005.

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

The following is an analysis of our commercial product gross profit margins for 2004 and 2005:

	For the Years Ended December 31,
	2004		2005
	(Dollars in thousands)

Net commercial product sales	$16,787	100.0%	$21,080	100.0%
Cost of commercial product sales	23,421	139.5%	18,989	90.1%

Gross profit	$(6,634)	(39.5)%	$2,091	9.9%

We had a positive gross margin of $2.1 million in 2005 from the sale of our commercial products as compared to a negative gross margin of $6.6 million in 2004. The gross margin improvement was primarily due to higher sales volumes, lower restructuring expenses, a lower provision for obsolete inventory and the positive results of our cost reduction efforts. Gross margin was also favorably impacted by $1.1 million as a result of the sale of previously written-off inventory. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

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

Selling, general and administrative expenses totaled $11.4 million in 2005 as compared to $16.1 million in 2004, a decrease of $4.6 million, or 29%. The lower expenses resulted primarily from lower insurance premiums, the cessation of ISCO related litigation expenses, lower legal expenses for other matters, the closure of our Sunnyvale facility and overall lower expense levels resulting from our restructuring activities in 2004 and 2005. These reductions were partially offset by retirement benefits for our previous Chief Executive Officer.

We implemented several restructuring programs and wrote off certain assets in 2004. These activities continued in 2005, when we implemented another restructuring program, further reduced our workforce and vacated a portion of our leased facility in Santa Barbara. We also recorded an impairment charge of $969,000 related to a shareholder note receivable in 2005. See “Item 3 — Legal Proceedings — Settlement of Shalvoy Litigation.” The following table summarizes our restructuring and impairment charges for 2004 and 2005:

	For the Year Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2004	2004	2004	2005	2005	2005

Severance costs	$826,000	$—	$826,000	$178,000	$—	$178,000
Fixed assets write offs	803,000	403,000	1,206,000	137,000	—	137,000
Patents, licenses and purchased technology write-off	1,051,000	1,171,000	2,222,000	—	—	—
Lease abandonment costs	279,000	—	279,000	—	—	—
Facility consolidation costs	268,000	—	268,000	6,000	—	6,000
Employee relocation cost	382,000	—	382,000	16,000	—	16,000
Impairment charge for notes receivable from shareholder and board member	—	—	—	—	969,000	969,000

Total	$3,609,000	$1,574,000	$5,183,000	337,000	969,000	1,306,000
Fixed Asset write off and severance costs included in cost of goods sold	669,000	386,000	1,055,000	109,000	—	109,000

Expense included in operating expenses	$2,940,000	$1,188,000	$4,128,000	$228,000	$969,000	$1,197,000

Interest income increased to $342,000 in 2005, as compared to $125,000 in 2004, primarily because we had more cash available for investment and increased interest rates.

Interest expense in 2005 amounted to $116,000, as compared to $1.2 million in 2004, because of higher borrowing levels and a non-cash charge of $802,000 for warrants issued to the lenders in connection with a bridge loan in April 2004.

Our loss totaled $14.2 million in 2005 as compared to $31.2 in 2004.

The net loss available to common shareholders totaled $1.24 per common share in 2005, as compared to $3.71 per common share in 2004.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2006, we had working capital of $9.9 million, including $5.5 million in cash and cash equivalents, as compared to working capital of $17.2 million at December 31, 2005, which included $13.0 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.

Cash and cash equivalents decreased by $7.5 million from $13.0 million at December 31, 2005 to $5.5 million at December 31, 2006. Cash was used in operations, for the purchase of property and equipment and for the payment of short and long-term borrowings. Cash and cash equivalents increased by $216,000 from $12.8 million at December 31, 2004 to $13.0 million at December 31, 2005. Cash was used in operations, for the purchase of property and equipment, for the payment of short and long-term borrowings and for the payment of common stock offering expenses. These uses were offset by gross cash proceeds of $12.5 million received from the sale of common stock in a public offering during the third quarter of 2005.

Cash used in operations totaled $7.3 million in 2006. We used $6.2 million to fund the cash portion of our net loss. We also used cash to fund a $1.8 million increase in accounts payable payments and inventory. These uses were offset by cash generated from lower accounts receivable and prepaid balances totaling $746,000. Cash used in operations totaled $9.4 million in 2005. We used $9.0 million to fund the cash portion of our net loss. We also used cash to fund a $3.5 million increase in accounts receivable, patents and other assets and accounts payable payments. These uses were offset by cash generated from lower inventory and prepaid balances totaling $3.1 million.

Net cash used in investing activities totaled $229,000 in 2006, $45,000 in 2005 and $1.8 million in 2004. In 2005, sales of fixed assets generated $216,000 and essentially offset purchases of property and equipment totaling $261,000. In 2004, our investing activities consisted primarily of purchases of manufacturing equipment and facilities improvements to increase our production capacity.

Net cash used in financing activities totaled $19,000 in 2006. Cash was used to pay long term debt. Net cash provided by financing activities totaled $9.7 million in 2005. In 2005 gross cash received from the sale of common stock totaled $12.5 million and borrowings against our line of credit totaled $662,000, offset by cash used to pay down our line of credit and long term debt of $1.6 million. Cash was also used to pay $1.9 million of offering expenses related to the sale of common stock in November 2004 and August 2005.

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

We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires June 15, 2007. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (8.25% at December 31, 2006) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at December 31, 2006. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

We completed one financing transaction in 2005 and none in 2006. In August 2005, we raised net proceeds of $11.4 million in a registered direct public sale of 1,712,329 shares of common stock at $7.30 per share and 5-year warrants to purchase an additional 342,466 shares of common stock exercisable at $11.10 per share. The warrants became exercisable on February 16, 2006. The warrant agreement also contains the following significant terms: (i) in the event of changes in the outstanding Common Stock of the Company, the number of shares and their price under the warrant shall be correspondingly adjusted and (ii) if, at any time while the warrants are outstanding, the Company issues additional shares at an effective price less than the warrant price the number of shares and their price will be adjusted.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:

•	Capital Lease Obligations

Our capital lease obligations are for property and equipment and total $15,000.

•	Operating Lease Obligations

Our operating lease obligations consist of a facility lease in Santa Barbara, California and several copier leases.

•	Patents and Licenses

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

•	Quantitative Summary of Contractual Obligations and Commercial Commitments

At December 31, 2006, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Capital lease obligations	$15,000	$15,000	$—	$—	$—
Operating leases	6,665,000	1,303,000	2,653,000	2,709,000	—
Minimum license commitment	1,950,000	150,000	300,000	300,000	1,200,000
Fixed asset and inventory purchase commitments	1,414,000	1,414,000	—	—	—

Total contractual cash obligations	$10,044,000	$2,882,000	$2,953,000	$3,009,000	$1,200,000

Capital Expenditures

We plan to invest approximately $900,000 in fixed assets during 2007.

Future Liquidity

Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, our cash resources may not be sufficient to fund our planned operations for the remainder of 2007. We believe one of the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, the Company intends to raise funds in the next six months to meet its working capital needs.

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

In 2006, we incurred a net loss of $29.6 million and had negative cash flows from operations of $7.3 million. Our independent registered public accounting firm has included in their audit report for fiscal 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern. They included a similar explanatory paragraph in their audit report for 2002-2005. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. In response to these issues, we reduced direct and indirect labor and continued to cut fixed costs. We also consolidated our Sunnyvale operations into our Santa Barbara facility and accelerated the reduction of our production costs. We have also taken several steps to increase our commercial sales. We have introduced new products and are aggressively taking steps to add new customers.

Net Operating Loss Carryforward

As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $275.1 million and $143.4 million, respectively, which expire in the years 2007 through 2026. Of these amounts $91.2 million and $23.5 million, respectively resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we have research and development and other tax credits for federal and state income tax purposes of approximately $2.4 million and $983,000, respectively, which expire in the years 2007 through 2026. Of these amounts $661,000 and $736,000, respectively resulted from the acquisition of Conductus.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We completed an analysis of our equity transactions and determined that we had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $98.0 million will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $91.2 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $86.4 million and are not subject to this limitation.

Future Accounting Requirements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. We are evaluating the impact this statement will have on our financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This issue has not impacted our method for presenting these sales taxes in our consolidated financial statements.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes.

At December 31, 2006, we had approximately $5.2 million invested in a money market account yielding approximately 5.125%. Assuming a 1% decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $52,000 per annum. Also, at December 31, 2006, we had no amounts outstanding under a $5.0 million bank borrowing arrangement bearing interest at the prime rate (8.25% at December 31, 2006) plus 2.50%. Assuming a 1% increase in the prime rate interest and that the entire line was used for the entire year, interest expense would increase approximately $40,000 per annum.

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

On October 3, 2006, we changed our independent registered public accounting firm from PricewaterhouseCoopers LLP to Stonefield Josephson, Inc. Our Audit Committee made the decision to change independent registered public accounting firms, and the decision was ratified by the Executive Committee of our Board of Directors. Stonefield Josephson, Inc. was engaged as our independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with, and including, the quarter ended September 30, 2006.

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

Our Chief Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of December 31, 2006, that they are effective as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

We disclosed all the information required to be disclosed pursuant to Form 8-K during the fourth quarter of 2006.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Shareholders — Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions With Related Persons” and “Corporate Governance — Director Independence” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements.  The following financial statements of the Company and the Reports of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm , are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firms.

Schedule II — Valuation and Qualifying Accounts	F-29

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation(2)
3.3	Certificate of Amendment of Restated Certificate of Incorporation(3)
3.4	Amended and Restated Bylaws of the Registrant(4)
4.1	Form of Common Stock Certificate(5)
4.2	Third Amended and Restated Stockholders Rights Agreement(6)
4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement(6)
4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank(7)
4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank(7)
4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock(8)
4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted)(8)
4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC.(8)
4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC.(8)
4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC.(8)
4.11	Registration Rights Agreement, dated March 6, 2002(9)
4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002(9)
4.13	Registration Rights Agreement dated October 10, 2002(10)
4.14	Warrants to Purchase Common Stock dated October 10, 2002(10)
4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto(11)

Number		Description of Document

4.16		Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors(12)
4.17		Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors(12)
4.18		Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation(13)
4.19		Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors(14)
4.20		Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement(14)
4.21		Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors(15)
4.22		Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement(15)
4.23		Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank(16)
4.24		Form of Warrant(17)
4.25		Form of Registration Rights Agreement(17)
4.26		Agility Capital Warrant dated May 2004(18)
4.27		Silicon Valley Bank Warrant dated May 2004(18)
4.28		Form of Warrant dated August 2005(19)
10.1		1992 Director Option Plan(20)
10.2		1992 Stock Option Plan(20)
10.3		Joint Venture Company (JDC) Agreement between the Registrant and Sunpower Incorporated dated April 2, 1992(20)
10.4		Government Contract issued to Registrant by the Defense Advanced Research Projects Agency through the Office of Naval Research dated September 4, 1991(20)
10.5		License Agreement between the Registrant and E.I. DuPont de Nemours and Company dated December 1992(20)
10.6		Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement(21)
10.7		1999 Stock Option Agreement(7)
10.8		1998 Stock Option Plan(22)
10	.10(a)	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000(23)
10	.10(b)	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000(23)
10	.10(c)	Promissory Note Agreement between Charles E. Shalvoy and Conductus dated August 21,2001(23)
10	.10(d)	Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2000(23)
10	.11(a)	Form of Change of Control Agreement dated March 28, 2003(24)
10	.11(b)	Form of Amendment to Change of Control Agreement dated as of May 24, 2005(30)
10	.11(c)	Form of Amendment to Change of Control Agreement dated as of December 31, 2006*
10	.12(b)	Accounts Receivable Purchase Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank(24)
10	.12(c)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 17, 2004(25)
10	.12(d)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 29, 2005(26)
10.13		Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank(24)

Number		Description of Document

10.13		Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002(24)
10	.14(b)	Securities Purchase Agreement dated June 23, 2003(27)
10	.14(c)	Form of Investor Warrant(27)
10.15		Form of Registration Rights Agreement(27)
10.16		Patent License Agreement by and between Lucent Technologies and the Company**(28)
10.17		License Agreement with Charles Shalvoy dated November 4, 2004(31)
10.17		License Agreement with Sunpower**(31)
10	.18(a)	Employment Agreement with Jeffrey Quiram(29)
10	.18(b)	Option Agreement with Jeffrey Quiram(29)
10	.18(c)	Amendment to Employment Agreement with Jeffrey Quiram dated as of December 31, 2006*
10	.19(a)	2003 Equity Management Incentive Plan (as amended May 25, 2005)(4)
10	.19(b)	Form of Option Agreement for 2003 Equity Incentive Plan(29)
10	.19(c)	Management Incentive Plan(31)
10	.20(a)	Employment Agreement with Terry White(32)
10	.20(b)	Amendment to Employment Agreement with Terry White dated as of December 31, 2006 *
10.22		Compensation Policy for Non-Employee Directors dated March 18, 2005(32)
10.22		Stipulation of Settlement to Class Action dated August 10, 2005(32)
10	.23(b)	Placement Agency Agreement for August 2005(19)
10	.23(b)	Form of Subscription Agreement for August 2005 offering(31)
10.24		Form of Director and Officer Indemnification Agreement(30)
10.25		Code of Business Conduct and Ethics(30)
10.26		Master Services Agreement dated as of September 8, 2006 with Cingular Wireless, LLC
10.27		Settlement Agreement and Mutual Release of All Claims with Charles Shalvoy and John Lockton*
21		List of Subsidiaries*
23.1		Consent of Stonefield Josephson Inc, Independent Registered Public Accounting Firm
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1		Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002
31.2		Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Registrant’s Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(12)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928) filed on April 9, 2002.

(13)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(16)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(18)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 (Reg. 333-89184).

(19)	Incorporated by reference from Registrant’s Form 8-K dated August 10, 2005.

(20)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(21)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606) filed March 6, 2001.

(23)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-100908).

(24)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(25)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

(26)	Incorporated by reference from Registrants’ Form 8-K dated March 29, 2005.

(27)	Incorporated by reference from Registrants’ Form 8-K dated June 25, 2003.

(28)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(29)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(30)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

(31)	Incorporated by reference from Registrant’s Form 8-K dated July 27, 2006.

(32)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

*	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

(b) Exhibits.  See Item 15(a) above.

Reports of Independent Registered Public Accounting Firms

Board of Directors and Stockholders
Superconductor Technologies Inc.:

We have audited the accompanying consolidated balance sheet of Superconductor Technologies, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superconductor Technologies, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the financial statement schedule when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein as of and for the year ended December 31, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial net losses and had an accumulated deficit of $190,859,000 as of December 31, 2006. These matters, and others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Notes 2 and 7 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

/s/  Stonefield Josephson, Inc.

Los Angeles, California
March 30, 2007

To the Board of Directors and Stockholders of
Superconductor Technologies Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Superconductor Technologies, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

Los Angeles, California
March 3, 2006, except for effects of
the reverse stock split discussed in Note 2,
as to which the date is March 13, 2006.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$13,018,000	$5,487,000
Accounts receivable, net	2,166,000	1,535,000
Inventory, net	5,364,000	5,978,000
Prepaid expenses and other current assets	723,000	507,000

Total Current Assets	21,271,000	13,507,000
Property and equipment, net of accumulated depreciation of $17,295,000 and $18,599,000, respectively	7,803,000	5,770,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,065,000 and $1,382,000, respectively	2,514,000	2,221,000
Goodwill	20,107,000	—
Other assets	350,000	406,000

Total Assets	$52,045,000	$21,904,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,036,000	$1,725,000
Accrued expenses	1,998,000	1,610,000
Current portion of capitalized lease obligations and long term debt	19,000	14,000

Total Current Liabilities	4,053,000	3,549,000
Capitalized lease obligations and long term-debt	14,000
Other long term liabilities	721,000	604,000

Total Liabilities	4,788,000	3,953,000
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,431 and 12,483,367 shares issued and outstanding, respectively	12,000	12,000
Capital in excess of par value	208,545,000	208,825,000
Notes receivable from stockholder and board member	(65,000)	(27,000)
Accumulated deficit	(161,235,000)	(190,859,000)

Total Stockholders’ Equity	47,257,000	17,951,000

Total Liabilities and Stockholders’ Equity	$52,045,000	$21,904,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31
	2004	2005	2006

Net revenues:
Net commercial product revenues	$16,787,000	$21,080,000	$17,697,000
Government and other contract revenues	6,189,000	3,107,000	3,361,000
Sub license royalties	28,000	22,000	20,000

Total net revenues	23,004,000	24,209,000	21,078,000
Costs and expenses:
Cost of commercial product revenues	23,421,000	18,989,000	15,922,000
Contract research and development	4,465,000	2,806,000	2,407,000
Other research and development	5,036,000	4,214,000	3,488,000
Selling, general and administrative	16,051,000	11,442,000	9,086,000
Restructuring expenses and impairment charges	4,128,000	1,197,000	38,000
Write off Goodwill			20,107,000

Total costs and expenses	53,101,000	38,648,000	51,048,000

Loss from operations	(30,097,000)	(14,439,000)	(29,970,000)
Interest income	125,000	342,000	391,000
Interest expense	(1,245,000)	(116,000)	(45,000)

Net loss	$(31,217,000)	$(14,213,000)	$(29,624,000)

Basic and diluted net loss per common share	$(3.71)	$(1.24)	$(2.37)

Basic and diluted weighted average number of common shares outstanding	8,424,145	11,418,504	12,483,367

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Preferred				Capital in	Receivable
	Stock		Common Stock		Excess of	From	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Stockholder	Deficit	Total

Balance at December 31, 2003	—	—	6,890,711	$7,000	$168,838,000	$(820,000)	$(115,805,000)	$52,220,000
Exercise of stock options			8,975		250,000			250,000
Issuance of common stock and warrants for cash			3,860,000	4,000	26,783,000			26,787,000
Exercise of warrants			11,417		236,000			236,000
Issuance of options and warrants					973,000			973,000
Net loss							(31,217,000)	(31,217,000)

Balance at December 31, 2004	—	—	10,771,103	11,000	197,080,000	(820,000)	(147,022,000)	49,249,000
Exercise of stock options Issuance of common stock			1,712,329	1,000	11,440,000			11,441,000
Issuance of options and warrants					25,000			25,000
Reserve for impairment						755,000		755,000
Net loss							(14,213,000)	(14,213,000)

Balance at December 31, 2005	—	—	12,483,431	12,000	208,545,000	(65,000)	(161,235,000)	47,257,000
Issuance of common stock and warrants			(64)
Issuance of options					280,000			280,000
Reserve for impairment						38,000		38,000
Net loss							(29,624,000)	(29,624,000)

Balance at December 31, 2006	—	—	12,483,367	$12,000	$208,825,000	$(27,000)	$(190,859,000)	$17,951,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,217,000)	$(14,213,000)	$(29,624,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,463,000	3,225,000	2,600,000
Non-cash restructuring and impairment charges	3,659,000	—	—
Warrants and options charges	973,000	25,000	280,000
Provision for excess and obsolete inventories	4,836,000	984,000	360,000
Forgiveness of note receivable from former CEO	—	150,000	—
Reserve for impairment of note and interest receivable from stockholder	—	924,000	38,000
Write off Goodwill			20,107,000
Gain on disposal of property and equipment	—	(138,000)	—
Changes in assets and liabilities:
Accounts receivable	7,375,000	(732,000)	631,000
Inventory	(5,361,000)	2,979,000	(974,000)
Prepaid expenses and other current assets	(146,000)	112,000	115,000
Patents and licenses	(546,000)	(154,000)	(217,000)
Other assets	(46,000)	(23,000)	128,000
Accounts payable and accrued expenses	(4,570,000)	(2,543,000)	(727,000)

Net cash used in operating activities	(21,580,000)	(9,404,000)	(7,283,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	216,000	—
Purchase of property and equipment	(1,812,000)	(261,000)	(229,000)

Net cash used in investing activities	(1,812,000)	(45,000)	(229,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,567,000	662,000	—
Payments on short-term borrowings	(7,937,000)	(1,600,000)	—
Payments on long-term obligations	(645,000)	(43,000)	(19,000)
Gross proceeds from sale of common stock and exercise of warrants and options	29,829,000	12,500,000	—
Payment of common stock issuance costs	(1,764,000)	(1,854,000)	—

Net cash provided by (used in) financing activities	25,050,000	9,665,000	(19,000)

Net increase (decrease) in cash and cash equivalents	1,658,000	216,000	(7,531,000)
Cash and cash equivalents at beginning of year	11,144,000	12,802,000	13,018,000

Cash and cash equivalents at end of year	$12,802,000	$13,018,000	$5,487,000

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

The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the years ended December 31, 2004, 2005, and 2006, government related contracts account for 27%, 22% and 16%, respectively, of the Company’s net revenues.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

In 2006, the Company incurred a net loss of $29.6 million and negative cash flows from operations of $7.3 million and in 2005 the Company incurred a net loss of $14.2 million and negative cash flows from operations of $9.4 million.

The Company’s principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, our cash resources may not be sufficient to fund our planned operations for the remainder of 2007. We believe one of the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, the Company may raise funds in the next six months to meet its working capital needs.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with quality financial institutions and from time to time exceed FDIC limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

Accounts Receivable

The Company sells predominantly to entities in the wireless communications industry and to entities of the United States government. The Company grants uncollateralized credit to its customers. The Company performs usual and customary credit evaluations of its customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when the Company deems it is probable the receivable will not be recovered. The Company does not have any off balance sheet credit exposure related to its customers.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, the Company recognizes a loss in the period in which the loss is identified, whether or not the inventory is retained or disposed. Our inventory reserves establish a new cost basis for inventory and are not reversed until the related inventory is sold or otherwise disposed. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are expensed immediately.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during fiscal 2006 and determined there was no impairment.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 109 generally considers all expected future events other than enactments of changes in the tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Marketing Costs

All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2006.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the year ended December 31, 2006 on net income, for stock options and awards, was an expense of $280,000 and $0.02 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period.

In the years prior to 2006, as permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounted for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

In 2004 and 2005 the Company did not recognize compensation expense for its employee awards. If the Company had elected to recognize compensation expense for employee awards based upon the fair value at the

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2004	2005

Net loss:
As reported	$(31,217,000)	$(14,213,000)
Stock-based employee compensation included in net loss	48,000	—
Stock-based compensation expense determined under fair value method	(5,543,000)	(6,459,000)

Pro forma	$(36,712,000)	$(20,672,000)

Basic and diluted loss per share
As reported	$(3.71)	$(1.24)
Stock-based compensation expense determined under fair value method	(0.66)	(0.57)

Pro forma	$(4.37)	$(1.81)

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reverse Stock Split

On March 2, 2006, we announced that our Board of Directors had authorized a one-for-ten (1:10) reverse split of the common stock. We made the reverse stock split effective as of the open of business on March 13, 2006. The reverse stock split had been approved by our stockholders at the 2005 Annual Meeting.

Certain Risks and Uncertainties

The Company’s long-term prospects are dependent upon the continued and increased market acceptance for the product.

The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2006, the Company had three customers that represented 44%, 20% and 16% of total net revenues. At December 31, 2006, these three customers represented 66% of accounts receivable. In 2005, the Company these three customers that represented 31%, 37% and 15% of total net revenues and in 2004 the Company had two customers that represented 46% and 17% of total net revenues. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. We are evaluating the impact this statement will have on our financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This issue has not impacted our method for presenting these sales taxes in our consolidated financial statements.

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

Advances bear interest at the prime rate (8.25% at December 31, 2006) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at December 31, 2006.

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

On April 28, 2004, in connection with modification of the existing credit facility with Silicon Valley Bank and $2.0 million bridge loan, the Company issued to the bank warrants to purchase 10,000 shares of common stock at $18.50 per share and to the bridge lender warrants to purchase 50,000 shares of common stock at $18.50 per share. The warrant to the bridge lender contains antidilution provisions. These warrants expire on April 28, 2011. The fair value of the warrants issued in connection with the bridge loans were estimated using the Black-Scholes option pricing method, totaled $802,000 and were accounted for as debt issuances costs and amortized over the term of the loan. Assumptions used in the calculation were: dividends of zero percent each year, expected volatilities of 112%, contractual life of 7 years and risk free interest rate of 3.99%.

As a result of common stock issuances in 2004 and 2005, the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 Bridge Loan was adjusted to $13.30 and 69,549, respectively. The Silicon Valley Bank warrant remains unchanged.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Retirement of Company’s Chief Executive Officer

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

Note 5 — Notes Receivable From Stockholder

Mr. Shalvoy, a director and stockholder, executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior our acquisition of Conductus, Inc. in December 2002. Through the third quarter of, 2005, we carried the principal (as “Notes Receivable from Stockholder”) and accrued interest (as “Prepaid Expenses and Other Current Assets”) for both notes as assets on our balance sheet.

We filed a lawsuit against Mr. Shalvoy on December 21, 2005 in the California Superior Court (Case No. 1186812) to collect both notes. In that same quarter, due to Mr. Shalvoy’s refusal to pay the notes voluntarily we recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes.

On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit. The agreement provides for a payment of $610,000 to us on or before April 2, 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of Mr. Shalvoy’s second purported option exercise including cancellation of the related note.

Note 6 — Income Taxes

The Company has incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for the years ended December 31, 2004, 2005 and 2006.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 2004, 2005 and 2006 as follows:

	For the Year Ending December 31
	2004	2005	2006

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(16.7)
State taxes, net of federal benefit	5.8	5.8	5.8
Impairment of Goodwill (not deductible for tax)	—	—	(23.1)

	—%	—%	—%

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	For the Year Ended December 31,
	2005	2006

Loss carryforwards	$90,521,000	$101,519,000
Capitalized research and development	5,236,000	3,972,000
Depreciation	2,306,000	2,430,000
Tax credits	3,538,000	3,226,000
Inventory	1,311,000	559,000
Purchase accounting adjustments	138,000	93,000
Acquired intellectual property	(383,000)	(286,000)
Other	632,000	640,000
Less: valuation allowance	(106,299,000)	(112,153,000)

	$—	$—

The valuation allowance increased by $5,854,000 in 2006 and decreased by $330,000 in 2005.

As of December 31, 2006, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $275.1 million and $143.4 million, respectively, which expire in the years 2007 through 2026. Of these amounts $91.2 million and $23.5 million, respectively, resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $2.4 million and $983,000, respectively, which expire in the years 2007 through 2026. Of these amounts $661,000 and $736,000, respectively resulted from the acquisition of Conductus.

Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Recently the Company completed an analysis of its equity transactions and determined that it had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $98.0 million will be subject in future periods to an annual limitation of $1.3 million. In addition, the Company acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $91.2 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by the Company subsequent to the ownership changes totaled $86.4 million and are not subject to this limitation.

Note 7 — Stockholders’ Equity

Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights,

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series.

Common Stock

The Company raised no money from the sale of its common stock in 2006.

In August 2005, the Company raised net proceeds of $11,441,000, net of offering costs of $1,059,000, from the public sale of 1,712,329 shares of common stock at $7.30 per share and 5-year warrants to purchase an additional 342,466 shares of common stock exercisable at $11.10 per share. The warrants become exercisable on February 16, 2006. The warrant agreement also contains the following significant terms: (i) in the event of changes in the outstanding Common Stock of the Company, the number of shares and their price under the warrant shall be correspondingly adjusted and (ii) if, at any time while the warrants are outstanding, the Company issues additional shares at an effective price less than the warrant price the number of shares and their price will be adjusted. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 bridge loan to be adjusted to $13.30 and 69,549, respectively, under the anti-dilution provisions of the warrants.

In November 2004 the Company raised net proceeds of $10,065,000, net of offering costs of $855,000, from the public sale of 1,560,000 shares of common stock at $7.00 per share based on a negotiated discount to market. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 Bridge Loan to be adjusted to $14.60 and 63,356, respectively.

In May 2004 the Company raised net proceeds of $16,699,000, net of offering costs of $1,701,000, from the public sale of 2,300,000 shares of common stock at $8.00 per share based on a negotiated discount to market. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under the 2004 bridge loan to be adjusted to $15.90 and 58,176, respectively.

Stock Options

The Company has five stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”). The 1988 Stock Option Plan expired in 1998 and the 1992 Stock Option Plan and the nonstatutory 1992 Directors Stock Option Plan expired in 2002. During 2003, the 1998 and 1999 Stock Option Plans were replaced by the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Both stock options and restricted stock awards have been granted under these plans. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. There have been no stock option exercises in 2005 or 2006.

At the Company’s 2005 Annual Meeting, the stockholders approved an increase in the total shares available for grants under the 2003 Equity Plan from 600,000 shares of common stock to 1,200,000 shares of common stock. The stockholders also approved a corresponding increase in the related sublimits under the plan.

During 2005, the Company’s President and Chief Executive Officer, as well as another board member, retired. In connection with these retirements, the Company modified the terms of all the stock options held by these individuals to fully vest them and to extend the term until the earlier of the fifth anniversary of the retirement or the

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normal expiration date. Since these options had no intrinsic value at the date of modification, the modifications did not impact the Company’s statement of operations.

In 2005, the Compensation Committee of the Board of Directors made grants of performance based stock options totaling 40,816 to the Company’s officers and certain managers. The Compensation Committee determined that the financial performance criteria for these options was not met and therefore these options were canceled.

On December 1, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. For this purpose, the Compensation Committee defined “out-of-the-money options” as options having an exercise price equal to or greater than $5.80 per share (the market price on the date of the committee’s decision to accelerate the vesting). The acceleration of vesting increased the pro forma expense in 2005 by $3.7 million.

The Company accelerated the vesting of these options in anticipation of the impact of Statement of Financial Accounting Standard No. 123R (“SFAS 123R”) Share-Based Payment. The primary purpose of the accelerated vesting was to minimize the amount of compensation expense recognized in relation to the underwater options in future periods following the adoption by the Company of SFAS 123R. In addition, because these options had exercise prices in excess of current market values and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration has had a positive effect on employee morale and retention.

For the year ended December 31, 2006, the weighted average fair value has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

Year Ended
December 31, 2006

Per share fair value at grant date	$2.55
Risk free interest rate	4.82%
Expected volatility	95%
Dividend yield	0%
Expected life in years	4.0

The Expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 4 year vesting term and a 10 year contractual term. Options to Board Members have a 2 year vesting term and a 10 year contractual term. Four year vesting term options vest at 25% after one year and ratably, on a monthly basis, thereafter. Two year vesting term options vest at 50% after one year and 50% after two years. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. The Company used an expected dividend yield of 0% because the Company has never paid a dividend and does not anticipate paying dividends. The Company assumed a 10% forfeiture rate based on historical stock option cancellation rates over the last 4 years.

The impact to the Consolidated Statement of Operations for the year ended December 31, 2006 on net income was an expense of $187,000 and $0.01 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $219,000 and the weighted-average period over which the cost is expected to be recognized is 1.3 years. Prior to 2006, we did not recognize compensation expense for issuance of stock options.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, 44,413 shares of common stock were available for future grant of options and 1,154,941 options had been granted but not yet exercised. Option activity during the three years ended December 31, 2006 was as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price

Outstanding at December 31, 2003	754,532	62.830
Granted	312,616	35.520
Canceled	(111,445)	53.860
Exercised	(8,978)	27.800

Outstanding at December 31, 2004	946,275	55.210
Granted	453,206	8.020
Canceled	(197,555)	37.180
Exercised	—	—

Outstanding at December 31, 2005	1,202,376	$40.380
Granted	80,900	3.702
Canceled	(128,335)	34.643
Exercised	—	—

Outstanding at December 31, 2006	1,154,941	$38.334

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2006:

		Weighted
		Average		Exercisable
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 1.43 - $ 6.90	322,000	8.590	$6.12	239,350	$6.87
$ 7.02 - $10.40	277,760	7.217	$10.01	273,683	$10.04
$10.50 - $37.50	209,577	5.005	$28.19	208,671	$28.26
$38.00 - $66.40	204,272	4.255	$55.16	204,270	$55.16
$68.80 - $493.75	141,332	3.705	$158.11	141,322	$158.11

	1,154,941	6.245	$38.334	1,067,296	$41.133

The outstanding options expire by the end of November 2016. The weighted-average contractual term of stock options currently exercisable is slightly less than 6.2 years. At December 31, 2006 only 5,600 shares of outstanding stock options and no exercisable options had an exercise price less than the current market value and had an intrinsic value of $808 and zero, respectively. The number of options exercisable and weighted average exercise price at December 31, 2004 and 2005 totaled 500,119 and $62.02 and 1,162,330 and $41.32, respectively.

Prior to 2006 the Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost had been recognized for the stock-based compensation other than for non-employees.

The fair value of these options for purposes of the pro forma amounts in Note 2 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, and 2005, respectively: dividend yields of zero percent each year; expected volatilities of 65-112% and 93.85-95%; risk-free interest rates of 3.44-3.99% and 4.28-4.62%; and expected life of 4.0 years.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All options granted during, 2004 and 2005 were granted at the then fair market value of the Company’s common stock. The weighted average fair value of options granted in 2004 and 2005 for which the exercise price equals the market price on the grant date was $20.20 and $5.50, respectively.

Restricted Stock Awards

In July 2006 the Company, for the first time, issued restricted stock awards. A total of 331,000 shares were granted and will fully vest in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture rate was assumed.

The impact to the Consolidated Statement of Operations for the twelve months ended December 31, 2006 on net income was an expense of $93,000 and $0.01 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $362,000 and the weighted-average period over which the cost is expected to be recognized is 1.6 years.

Warrants

The following is a summary of outstanding warrants at December 31, 2006:

	Common Shares
			Price
		Currently	per
	Total	Exercisable	Share	Expiration Date

Warrants and options related to issuance of common stock	342,466	342,466	$11.10	August 16, 2010
	39,786	39,786	55.00	March 10, 2007
	140,658	140,658	11.90	December 17, 2007*
	116,279	116,279	29.00	June 24, 2008*
Warrants related to April 2004 Bridge Loans	69,549	69,549	13.30	April 28, 2011* **
	10,000	10,000	18.50	April 28, 2011*
Warrants assumed in connection with the Conductus, Inc. acquisition	109,500	109,500	45.83	September 27, 2007
	600	600	312.50	September 1, 2007

Total	828,838	828,838

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain antidilution adjustment provisions.

No warrants were exercised during the year ended December 31, 2005 and 2006

During the year ended December 31, 2004 the following warrants were exercised:

			Common Shares Issued
	Warrants			In Accordance with
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions

Warrants related to bank borrowings	12,353	$30 - 32.50	—	7,131
Warrants related to issuance of common stock	4,286	55.00	4,286	—

Total	16,639		4,286	7,131

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases its offices and production facilities under a non-cancelable operating lease that expires in five years. This lease contains a minimum rent escalation clause that requires additional rental amounts after the first year. Rent expense for this lease with minimum annual rent escalation is recognized on a straight line basis over the minimum lease term. This lease also requires the Company to pay utilities, insurance, taxes and other operating expenses and contains one five-year renewal option at 95% of the then current market rental value.

For the years ended December 31, 2004, 2005, and 2006, rent expense was $1,262,000, $1,158,000 and $1,152,000, respectively.

Capital Leases

The Company leases certain property and equipment under a capital lease arrangement that expires in 2007. The lease bears interest at 14.95%.

Patents and Licenses

The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $429,000 in 2004, $211,000 in 2005 and $156,000 in 2006. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating and capital leases and license obligations are as follows:

Year Ending December 31,	Licenses	Operating Leases	Capital Leases

2007	$150,000	$1,303,000	$15,000
2008	150,000	1,304,000	—
2009	150,000	1,349,000	—
2010	150,000	1,396,000	—
2011	150,000	1,313,000	—
Thereafter	1,200,000	0	—

Total payments	$1,950,000	$6,665,000	15,000

Less: amount representing interest			(1,000)

Present value of minimum lease			14,000
Less current portion			(14,000)

Long term portion			$—

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Borrowings

Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, they can exercise all their rights and remedies under the agreement, including demanding immediate payment of outstanding amounts. There was no amount outstanding under this facility at December 31, 2006.

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

Note 11 — Legal Proceedings

Settlement of Shalvoy Litigation

Mr. Shalvoy, a director and stockholder, executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior our acquisition of Conductus, Inc. in December 2002. Through the third quarter of, 2005, we carried the principal (as “Notes Receivable from Stockholder”) and accrued interest (as “Prepaid Expenses and Other Current Assets”) for both notes as assets on our balance sheet.

We filed a lawsuit against Mr. Shalvoy on December 21, 2005 in the California Superior Court (Case No. 1186812) to collect both notes. In that same quarter, due to Mr. Shalvoy’s refusal to pay the notes voluntarily we recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes.

On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit. The agreement provides for a payment of $610,000 to us on or before April 2, 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of Mr. Shalvoy’s second purported option exercise including cancellation of the related note.

Routine Litigation

The Company may be involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the financial position, operating results or cash flows of the Company.

Note 12 — Earnings Per Share

The computation of per share amounts for 2004, 2005 and 2006 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,555,976, 2,031,213 and 1,983,779 shares of common stock during 2004, 2005, and 2006 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Restructuring Expenses and Impairment Charges

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

The following summarizes the restructuring and impairment charges for the years ended December 31, 2004, 2005 and 2006:

	For the Years Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2004	2004	2004	2005	2005	2005	2006	2006	2006

Severance costs	$826,000	$—	$826,000	$178,000	$—	$178,000	$—	$—	$—

Fixed assets write-offs	803,000	403,000	1,206,000	137,000	—	137,000	—	—	—

Patent, licenses and purchased technology write-off	1,051,000	1,171,000	2,222,000	—	—	—	—	—	—

Lease abandonment costs	279,000	—	279,000	—	—	—	—	—	—

Facility consolidation costs	268,000	—	268,000	6,000	—	6,000	—	—	—

Employee relocation costs	382,000	—	382,000	16,000	—	16,000	—	—	—

Goodwill write-off	—	—	—	—	—		—	20,107,000	20,107,000

Impairment charge for notes receivable from shareholder and board member	—	—	—	—	969,000	969,000	—	38,000	38,000

Total	3,609,000	1,574,000	5,183,000	337,000	969,000	1,306,000	—	20,145,000	20,145,000

Fixed assets write-off and severance costs included in cost of goods sold	669,000	386,000	1,055,000	109,000	—	109,000	—	—	—

Expense included in operating expenses	$2,940,000	$1,188,000	$4,128,000	$228,000	$969,000	$1,197,000	$—	$20,145,000	$20,145,000

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:.

	December 31,	December 31,
	2005	2006

Accounts receivable:
Accounts receivable-trade	$1,930,000	$1,117,000
U.S. government accounts receivable-billed	311,000	493,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,166,000	$1,535,000

	December 31,	December 31,
	2005	2006

Inventories:
Raw materials	$3,328,000	$2,368,000
Work-in-process	2,384,000	716,000
Finished goods	2,861,000	4,261,000
Less inventory reserves	(3,209,000)	(1,367,000)

	$5,364,000	$5,978,000

	December 31,	December 31,
	2005	2006

Property and Equipment:
Equipment	$18,000,000	$17,187,000
Leasehold improvements	6,647,000	6,732,000
Furniture and fixtures	451,000	451,000

	25,098,000	24,370,000
Less: accumulated depreciation and amortization	(17,295,000)	(18,599,000)

	$7,803,000	$5,771,000

At December 31, 2005 and December 31, 2006, equipment includes $237,000 of assets financed under capital lease arrangements, net of $210,000 and $226,000 of accumulated amortization, respectively. Depreciation expense amounted to $2,744,000, $2,548,000, and $2,277,000 respectively, in 2004, 2005 and 2006.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2005	2006

Patents and Licenses:
Patents pending	$435,000	$632,000
Patents issued	875,000	899,000
Less accumulated amortization	(230,000)	(286,000)

Net patents issued	645,000	613,000
Licenses	563,000	563,000
Less accumulated amortization	(66,000)	(100,000)

Net licenses	497,000	463,000
Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(769,000)	(1,005,000)

Net purchased technology	937,000	701,000

	$2,514,000	$2,409,000

Amortization expense related to these items totaled $719,000, $329,000 and $326,000, respectively in 2004, 2005 and 2006. Amortization expenses related to these items are expected to total $350,000 in 2007 and approximately $350,000 in each of the years 2008 and 2009 and $119,000 in 2010.

	December 31,	December 31,
	2005	2006

Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$365,000	$287,000
Compensated absences	423,000	379,000
Compensation related	253,000	299,000
Warranty reserve	491,000	428,000
Lease abandonment costs	225,000	8,000
Product line exit costs	402,000	319,000
Severance costs	32,000
Deferred rent	378,000	390,000
Other	150,000	104,000

	2,719,000	2,214,000
Less current portion	(1,998,000)	(1,610,000)

Long term portion	$721,000	$604,000

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended,
	December 31,	December 31,
	2005	2006

Warranty Reserve Activity:
Beginning balance	$419,000	$491,000
Additions	204,000	140,000
Deductions	(273,000)	(203,000)
Change in estimate relating to previous warranty accruals	141,000	—

Ending balance	$491,000	$428,000

Lease Abandonment Costs:
Beginning balance	$1,336,000	$225,000
Additions	—	—
Transfers from unfavorable lease costs	—	—
Deductions	(1,111,000)	(217,000)

Ending balance	$225,000	$8,000

Product Line Exit Costs:
Beginning balance	$885,000	$402,000
Additions	—	—
Deductions	(483,000)	(83,000)
Change in estimate relating to previous exit costs accrual	—	—

Ending balance	$402,000	$319,000

Severance Costs:
Beginning balance	$36,000	$32,000
Additions	218,000	—
Deductions	(222,000)	(32,000)

Ending balance	$32,000	$—

Supplemental Cash Flow Information:

	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2005	2006

Cash paid for interest	$443,000	$116,000	$49,000
Non-cash investing and financing activities:
Unpaid offering expenses	792,000	—	—
Insurance settlement receivable	4,000,000	—	—
Legal settlement liability	$(4,000,000)	—	—

Note 15 —	Subsequent Event

Settlement of Shalvoy Litigation

Mr. Shalvoy, a director and stockholder, executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior our acquisition of Conductus, Inc. in December 2002. Through the third quarter of, 2005, we carried the principal (as

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Notes Receivable from Stockholder”) and accrued interest (as “Prepaid Expenses and Other Current Assets”) for both notes as assets on our balance sheet.

We filed a lawsuit against Mr. Shalvoy on December 21, 2005 in the California Superior Court (Case No. 1186812) to collect both notes. In that same quarter, due to Mr. Shalvoy’s refusal to pay the notes voluntarily we recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes.

On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit. The agreement provides for a payment of $610,000 to us on or before April 2, 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of Mr. Shalvoy’s second purported option exercise including cancellation of the related note.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Net revenues(1)	$4,840,000	$5,021,000	$5,910,000	$5,307,000
Loss from operations(2)(3)	(3,340,000)	(22,755,000)	(2,164,000)	(1,712,000)
Net loss	(3,226,000)	(22,659,000)	(2,092,000)	(1,647,000)
Basic and diluted loss per common share	$(0.26)	$(1.81)	$(0.17)	$(0.13)
Weighted average number of shares outstanding	12,483,367	12,483,367	12,483,367	12,483,367
2005
Net revenues(1)	$4,354,000	$8,553,000	$3,917,000	$7,385,000
Loss from operations(4)(5)(6)	(5,555,000)	(2,065,000)	(3,696,000)	(3,123,000)
Net loss	(5,537,000)	(2,046,000)	(3,623,000)	(3,007,000)
Basic and diluted loss per common share	$(0.51)	$(0.19)	$(0.31)	$(0.24)
Weighted average number of shares outstanding	10,771,103	10,771,103	11,655,492	12,483,431

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.

(2)	Includes sale of previously written-off inventory of $119,000, $273,000, $309,000 and none, respectively.

(3)	Includes increased reserve for inventory obsolescence of $90,000, $90,000, $90,000 and $90,000, respectively.

(4)	Includes restructuring expense of $133,000, $204,000, none and none, respectively.

(5)	Includes increased reserve for inventory obsolescence of $90,000, $90,000, $432,000 and $372,000, respectively.

(6)	Includes sale of previously written-off inventory of none, none, $319,000, and $806,000, respectively.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II- Valuation and Qualifying Accounts

		Additions
		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year Ended December 31, 2006
Allowance for Uncollectible Accounts	$75,000	$—	$—	$—	$75,000
Impairment for Notes Receivable from Stockholder	969,000	38,000	—	—	1,007,000
Reserve for Inventory Obsolescence	3,209,000	360,000		(2,202,000)	1,367,000
Reserve for Warranty	491,000	140,000	—	(203,000)	428,000
Deferred Tax Asset Valuation Allowance	106,299,000	5,854,000	—	—	112,153,000
Year Ended December 31, 2005
Allowance for Uncollectible Accounts	77,000	—	—	(2,000)	75,000
Impairment for Notes Receivable from Stockholder	—	969,000	—	—	969,000
Reserve for Inventory Obsolescence	5,402,000	984,000	—	(3,177,000)	3,209,000
Reserve for Warranty	419,000	204,000	—	(132,000)	491,000
Deferred Tax Asset Valuation Allowance	106,629,000	(330,000)	—	—	106,299,000
Year Ended December 31, 2004
Allowance for Uncollectible Accounts	64,000	13,000	—	—	77,000
Reserve for Inventory Obsolescence	803,000	4,836,000	—	(237,000)	5,402,000
Reserve for Warranty	494,000	84,000	—	(159,000)	419,000
Deferred Tax Asset Valuation Allowance	$94,576,000	$12,053,000	$—	$—	$106,629,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2007.

SUPERCONDUCTOR TECHNOLOGIES INC.

By:	/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Buchanan, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30,2007

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer) (Principal Financial Officer)	March 30,2007

/s/ David W. Vellequette David W. Vellequette	Director	March 30,2007

/s/ Lynn J. Davis Lynn J. Davis	Director	March 30,2007

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 30,2007

/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 30,2007

/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 30,2007

Charles E. Shalvoy	Director

S-1