Form 10-K/A
period 2006-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2007-04-27
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
TO ANNUAL REPORT
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
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. 8
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

SUPERCONDUCTOR TECHNOLOGIES INC.
FORM 10-K/A AMENDMENT NO. 1 TO ANNUAL REPORT
Year Ended December 31, 2006
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on April 2, 2007 (the “Original Form 10-K”). We are filing this Amendment which we had originally intended to incorporate from our definitive proxy statement, since it is not being filed within 120 days of the end of our fiscal year ended December 31, 2006. This Amendment amends and restates Items 10 through 14 of Part III of the Original Form 10-K in their entirety, and the reference on the cover of the Original Form 10-K to the incorporation by reference of Registrant’s definitive proxy statement into Part II and Part III of the Annual Report is hereby amended to delete that reference.
     The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment.
     In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Superconductor Technologies, Inc. and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     The following table sets forth certain information regarding those individuals currently serving as the directors (or nominated to serve as a director) and executive officers of the Company:

Name	Age	Principal Occupation
John D. Lockton(1)(3)(5)	69	Chairman of the Board of the Company, Managing Director of IPWireless, Inc.
David W. Vellequette(1)(3)(5)	51	Chief Financial Officer, JDS Uniphase, Inc.
Dennis J. Horowitz(1)(2)(5)	60	Chairman, President, Chief Executive Officer and Director of Wolverine Tube, Inc.
Martin A. Kaplan(2)(3)(5)	69	Chairman of the Board of JDS Uniphase, Inc., retired Executive Vice President Pacific Telesis Group
Lynn J. Davis(1)(2)(4)(5)	60	President, Chief Operating Officer of August Technology
Adam Shelton	41	Vice President Product Management and Marketing
Jeffrey A. Quiram(4)(5)	46	President, Chief Executive Officer and Director
William J. Buchanan	58	Controller, Chief Accounting Officer
Robert B. Hammond, Ph.D.	59	Senior Vice President, Chief Technical Officer
Robert L. Johnson	56	Senior Vice President, Operations
Terry A. White	55	Vice President, Worldwide Sales

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of Governance & Nominating Committee.

(4)	Member of Stock Option Committee.

(5)	Member of Executive Committee.
     John Lockton joined our Board in December 1997 and was named Chairman of our Board effective January 1, 2001. Mr. Lockton is a founder, initial chairman and is now managing director of IPWireless, Inc., a wireless internet access and IP telephony service provider of 3G technology. From August 1991 to March 1998, he was President, Chief Executive Officer and a director of International Wireless Communications, Inc. (“IWC”), an operator of cellular systems and from March 1998 until June 1998 he served IWC as Vice-Chairman and a director. From May 1990 to August 1991 he was Managing Partner of Corporate Technology Partners, a joint-venture with Bell Canada Enterprises. In 1988, Mr. Lockton founded Cellular Data, Inc., a cellular wireless data technology company, and Star Associates, Inc., a cellular radio RSA company. He founded and was a director of Interactive Network, Inc., a wireless-based television company, and was Chairman of that company’s Board of Directors until December 1994. From 1983 to 1987 Mr. Lockton was Executive Vice President of Pacific Bell (now part of SBC Communications). From 1980 to 1983 he was President of Warner Amex (now Time Warner) Cable Television, Inc. From 1968 to 1980 Mr. Lockton held various senior positions at Dun & Bradstreet. Mr. Lockton is the primary inventor of a patented wireless technology for Personal Communication Services (PCS). Mr. Lockton is a graduate of Yale University (Phi Beta Kappa), Harvard Law School, and holds an Executive M.B.A. from Columbia University.
     David W. Vellequette was appointed to our Board on January 18, 2007. Mr. Vellequette currently serves as Chief Financial Officer of JDS Uniphase, Inc., a world leader in optical communications, broadband and test and measurement, and optical commercial and consumer applications, a position he has held since June 2005. He joined JDSU as Vice President and Operations Controller in July 2004, having previously served as Vice President of Worldwide Sales and Service Operations at Openwave Systems, Inc., an independent provider of software solutions for the mobile communications and media industries. From 1992 to 2002, Mr. Vellequette served as Corporate Controller of StrataCom Corporation which was acquired by Cisco Systems, Inc. in 1996, and subsequently, as Vice President of Finance of Cisco Systems, the worldwide leader in networking for the Internet. From 1984 to 1992, Mr. Vellequette was Corporate Controller at Altera Corporation, a supplier of programmable silicon solutions to the electronics industry. Mr. Vellequette began his finance career as an auditor with Ernst and Young. He holds a B.S. in Accounting from the University of California, Berkeley, and is a CPA.

     Dennis J. Horowitz has served on our Board since June 1990. Mr. Horowitz is currently Chairman of the Board of Wolverine Tube, Inc., a manufacturer and distributor of copper and copper alloy tube, of which he had been the Chairman and CEO through December 2005. From September 1994 to April 1997, he served as Corporate Vice President and President of the Americas of AMP Incorporated, an interconnection device company. From October 1993 to August 1994, Mr. Horowitz served as President and Chief Executive Officer of Philips Technologies, a Philips Electronics North America company. From April 1990 to September 1993, he served as President and Chief Executive Officer of Philips Components, Discrete Products Division. From 1988 to 1990, he served as President and Chief Executive Officer of Magnavox CATV, and from 1980 to 1988 was involved in the general administration of North American Philips Corporation. Mr. Horowitz holds an M.B.A. and a B.A. in economics from St. John’s University.
     Martin A. Kaplan was appointed to the Company’s Board in December 2002 concurrent with the Conductus merger. Mr. Kaplan served as a director of Conductus from 1996 to the closing of the merger transaction. Since May 2000, Mr. Kaplan has served as Chairman of the Board of JDS Uniphase, Inc., a telecommunications equipment company. Mr. Kaplan also serves as a director of Tekelec and Redback Networks Inc. In a career spanning forty years, Mr. Kaplan served as Executive Vice-President of Pacific Telesis Group, which became a subsidiary of SBC Communications in 1997, from 1986 until May 2000, as President, Network Services Group of Pacific Bell, and its successor, Pacific Telesis, and in various other senior management positions. Mr. Kaplan earned a B.S. in engineering from California Institute of Technology.
     Lynn J. Davis was appointed to our Board on July 29, 2005. He recently retired as President, Chief Operating Officer and Board Member of August Technology, a manufacturer of inspection equipment for the semiconductor fabrication industry. From 2002 to 2004, he was a partner at Tate Capital Partners Fund, LLC, a private investment firm he co-founded. Prior to Tate, Mr. Davis was an employee of ADC Telecommunications for 28 years, serving in 14 management positions, including corporate president, group president and chief operating officer. He is also a member of the Board of Directors of Flexsteel Industries Inc., a furniture manufacturer. Mr. Davis holds a B.S. in electrical engineering from Iowa State University and an M.B.A. from the University of Minnesota.
     Adam Shelton joined in April 2006 as Vice President, Product Management and Marketing. Prior to STI, Mr. Shelton was the Senior Director of Marketing for Motorola where he was responsible for the marketing of Motorola Networks products. Before joining Motorola, he was the Senior Director of Marketing for Advanced Fibre Communications (AFC), now Tellabs. Mr. Shelton also held various management and executive management positions with Mahi Networks, ATU Communications and Bell Canada. Mr. Shelton graduated with dean’s honors as a Civil Engineering Technologist from Seneca College in Toronto, Canada.
     Jeffrey A. Quiram was appointed as director, President and Chief Executive Officer effective March 15, 2005. Mr. Quiram joined us for a transition period which began February 17, 2005. Mr. Quiram was most recently Vice President of the business wireless unit of ADC Telecommunications. Mr. Quiram was at ADC from 1991-2004 in a variety of management roles. Mr. Quiram has a BS in Quantitative Methods and Computer Science from College of St. Thomas, and an MBA from University of Minnesota.
     William J. Buchanan has served as Controller since June 2000. Mr. Buchanan joined the company in January 1998 and has served in various accounting positions prior to becoming the Controller. For 16 years prior to joining the company, he was a self-employed private investor and investment advisor. For the nine years prior to that, he served in various executive and accounting positions with Applied Magnetics Corp and Raytheon Co. Mr. Buchanan holds a B.A. in Economics from California State University, Fresno.
     Robert B. Hammond, Ph.D., has served as Senior Vice President and Chief Technical Officer since December 1992. Dr. Hammond served as Vice President of Technology, and Chief Technical Officer, until August 1990. He has also served as Secretary from October 1999 to 2002. From May 1991 to December 1991, and July 1992 to December 1992, he served as Acting Chief Operating Officer. From December 1987 to August 1990, he served as Program Manager. Dr. Hammond also serves on our Technical Advisory Board. For over eleven years prior to joining us, he was at Los Alamos National Laboratory, most recently as Deputy Group Leader of Electronics Research and Development — a group that performs research, development, and pilot production of solid-state electronics and optics. Dr. Hammond received his Ph.D. and M.S. in applied physics and his B.S. in physics from the California Institute of Technology.

     Robert L. Johnson is Senior Vice President, Operations. Mr. Johnson joined the Company in April 2000 as Vice President of Wireless Manufacturing. From 1996 to early 2000, Mr. Johnson was the Director and General Manager of Schlumberger ATE. From 1990 to 1996, he served as Vice President and General Manager of Harman International Industries. Mr. Johnson majored in industrial engineering at Arizona State University.
     Terry A. White was appointed Vice President Worldwide Sales in April 2005. From August 2003 to March 2005, Mr. White was Vice President of Worldwide Sales for Mahi Networks, a telecom company. From March 2002 to June 2003, Mr. White was Vice President of Global Sales at Turnstone Systems. Prior to that position and from February 1992 to December 2001, he held various positions at ADC Telecommunications. His most recent position at ADC was Senior Vice President of BIA Sales. Mr. White has been employed in sales management for more than 20 years. Mr. White holds a Bachelor of Arts degree from Kennesaw College.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Securities Exchange Act of 1934, our directors and officers and significant stockholders (defined by statute as stockholders beneficially owning more than ten percent (10%) of the common stock) are required to file with the SEC and the Company reports of ownership, and changes in ownership, of common stock. Based solely on a review of the reports we have received, we believe that, during the year ended December 31, 2006, all of our officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) except as follows: Messrs. Lockton, Davis, Kaplan, Horowitz each filed 14 late Form 4 reports for option grants covering a total of 4,000, 4,100, 3,900, 4,900 shares, respectively.
Code of Ethics
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
Audit Committee
     The Audit Committee of our Board of Directors recommends selection of independent public accountants to our Board, reviews the scope and results of the year-end audit with management and the independent auditors, reviews our accounting principles and its system of internal accounting controls and reviews our annual and quarterly reports before filing with the SEC. The Audit Committee met 11 times during 2006. The current members of the Audit Committee are Dennis J. Horowitz (Chairman), John D. Lockton, Lynn J. Davis, and David Vellequette. Our Board has determined that all members of the Audit Committee are independent directors under the rules of the SEC and the listing standards of NASDAQ. Our Board has determined that David Vellequette is a “financial expert” who is independent of management in accordance with the applicable regulations.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Program
     The Compensation Committee is responsible for oversight of our compensation and employee benefit plans and practices, including our executive compensation, incentive-compensation and equity-based plans. The Compensation Committee also establishes our policies with respect to compensation of executive officers, including our named executive officers (as defined below) and reviews and presents to our Board for its approval our executive compensation disclosures as required by the SEC to be included in our annual proxy statement or annual report on Form 10-K filed with the SEC. The Compensation Committee members consist of directors who are independent from the executive officers or management of the Company. Our executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize shareholder value. The programs are designed to enhance shareholder value by aligning the financial interests of the executive officers of the Company with those of our shareholders.

     Throughout this Report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2006, as well as the other individuals included in the Summary Compensation Table below, are referred to as our “named executive officers”.
Compensation Philosophy and Objectives
     We seek to maintain a competitive total compensation package that aligns the economic interest of our named executive officers with that of our shareholders and rewards individual and corporate performance, while also considering multiple factors including competitive compensation, our budget, the accounting and tax treatment and any impact on share dilution. The Company’s executive compensation programs are based on the belief that the interests of the executives should be closely aligned with the Company’s shareholders. In support of this philosophy, a meaningful portion of each executive’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for shareholders from both a short-term and long-term perspective.
     There are three primary components of executive compensation: base salary, bonus and long-term equity incentive compensation. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive.
     The Compensation Committee uses data from published sources, as well as from anecdotal data, regarding the compensation practices of other employers, including selected telecommunications and other technology companies for comparable measures. The selected companies target similar markets, engage in similar manufacturing techniques and face similar sales challenges. The Compensation Committee also uses the Radford Total Compensation Surveys for companies with less than $200 million in annual revenue. The Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs.
2006 Executive Compensation Components
     For the year ended December 31, 2006, the components of compensation for our named executive officers were:
•	base salary;

•	annual bonuses;

•	long-term equity incentive compensation;

•	retirement benefits; and

•	perquisites and other personal benefits.
     Base Salary. We pay our named executive officers a base salary to provide a minimum compensation level and to reflect the perceived current value of each executive relative to his or her peers. We establish base salary levels for executive officers based on factors such as (i) the responsibilities of the position, (ii) the individual’s performance and perceived ability to influence our financial performance in the short and long-term, (iii) the compensation of our other employees and (iv) our evaluation of salaries for similar positions at other employers. The base salaries for some of our named executive officers is set in their employment agreements with us.
     Subject to any applicable employment agreements, the Compensation Committee reviews the salaries of the executive officers (including the Chief Executive Officer) annually as well as upon any promotion or other significant change in job responsibility. Changes in base salary may reflect changes in the cost of living, changes in compensation paid by our peer group and other employers, or the Compensation Committee’s assessment, in consultation with our management, of the individual’s performance. The Compensation Committee used 3.5% as the baseline for increases in base salaries for 2006.
     Annual Bonuses. We maintain a bonus plan for executive officers and selected other members of senior management. The bonus plan is intended to provide incentives to senior management for achieving certain objective performance goals. At the beginning of 2006, the Compensation Committee established the performance targets and assigned each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranged from 20% to 100%.

     For 2006, the performance goals were based solely on improvements in the Company’s total revenues and net income, which were intended by the compensation committee to be challenging goals. There were no individual performance goals, and there was no provision for partial payouts based on achieving less than the performance targets. While we made progress in net income, we made no improvement in revenue in 2006, therefore, we did not achieve the performance goals for the bonuses. Consequently, we did not pay any bonuses for 2006 to any of the named executive officers.
     Long-term equity incentive compensation. We grant stock options and stock awards to our named executive officers to attempt to align the interests of executives with those of our shareholders, to encourage long term retention of executives and to reward share price appreciation and the attainment of other corporate goals over a multi-year period. In addition to any periodic grants, stock option grants and awards may be made to executive officers for example: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance, or as an incentive for continued service with the Company as well as continued superior performance. For executive officers, the Chief Executive Officer generally recommends the number of options to be granted within a range associated with the individual executive’s salary level, and presents this to the Compensation Committee for its review and approval. The Compensation Committee takes into account the total compensation offered to its executives when considering the number of options awarded.
     In 2006, the Compensation Committee awarded stock options to Mr. Shelton upon joining the Company in accordance with the terms of his negotiated employment agreement. The Committee also awarded the named executive officers and other key members of management stock awards with a single two year vesting to encourage long term retention.
     Retirement and Other Benefits. We sponsor a retirement savings plan under Section 401(k) of the Internal Revenue Code that covers all of our eligible employees which allows eligible employees to defer, within prescribed limits, up to 15% of their compensation on a pre-tax basis through contributions to the plan. We do not have any special retirement plans for our named executive officers.
     Perquisites and Other Personal Benefits. We provide our named executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. In 2006, the Company paid living and commuting expenses for Messrs. Quiram and Shelton, as well as life insurance premiums for all named executive officers. We expect these benefits to be considered by the Compensation Committee in its review of compensation for our named executive officers. We believe these perquisites, while not representing a significant portion of our named executive officers’ total compensation, reflect our intent to create overall market comparable compensation packages.
Tax and Accounting Implications
     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation paid to executive officers in excess of $1,000,000 during any fiscal year. It is the current policy of the Compensation Committee to preserve, to the extent reasonably possible, our ability to obtain a corporate tax deduction for compensation paid to executive officers to the extent consistent with our best interests. However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary for the Company’s success. Consequently, the Compensation Committee recognizes that the loss of a tax deduction may be necessary in some circumstances.
     We account for stock-based payments, including awards under our Management Incentive Plan, in accordance with the requirements of FASB Statement 123(R).
Change of Control Payments
     As described below under “Principal Compensation Agreements and Plans — Change of Control Agreements”, we are obligated under the employment contracts with Messrs. Quiram and White and change of control agreements with Messrs. Hammond, Johnson and Shelton to make severance payments to such officers in the event they terminate their employment within 24 months after a change of control as defined in those agreements. We believe that these payments were necessary to attract and retain these officers.
Role of Executive Officers in Compensation Decisions

     Under its charter, the Compensation Committee makes all compensation decisions with respect to the Chief Executive Officer and makes recommendations to our Board regarding non-equity compensation and equity awards to our other named executive officers and all other elected officers. In doing so, with respect to named executive officers other than the Chief Executive Officer, the Compensation Committee generally receives a recommendation from our Chief Executive Officer and other officers as appropriate.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is composed of three non-employee directors — Lynn J. Davis (Chairman), Dennis J. Horowitz and Martin A. Kaplan. No interlocking relationship exists between our Board and the compensation committee of any other company, and no such interlocking relationship has existed in the past.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Report.
THE COMPENSATION COMMITTEE
Lynn J. Davis, Chairman
Dennis J. Horowitz
Martin A. Kaplan
PRINCIPAL COMPENSATION AGREEMENTS AND PLANS
Employment Agreements
     Jeffrey A. Quiram. Jeffrey A. Quiram became President, Chief Executive Officer and a director effective upon the retirement of Mr. Thomas in March 2005. We entered into an employment agreement with Mr. Quiram. On February 5, 2007, we amended Mr. Quiram’s employment agreement to comply with the deferred compensation rules contained in Section 409A of the Internal Revenue Code and related treasury regulations and to provide for immediate vesting of all of his outstanding equity grants in the event of his termination. The employment agreement provides for the following:
•	Appointment as President, Chief Executive Officer and a member of our Board;

•	A base salary of $315,000 per year (based on performance, in 2005, the Compensation Committee increased his base salary by 5.0% from $300,000 to $315,000 for 2006);

•	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by the Compensation Committee and Mr. Quiram;

•	A stock option for 120,000 shares of stock granted in connection with the signing of the employment agreement;

•	A stock option for an additional 120,000 shares of stock which was granted after shareholder approval at the 2005 annual meeting of an increase in the shares authorized for grants under the 2003 Equity Incentive Plan;

•	Accelerated vesting of all his outstanding equity grants in the event of an Involuntary Termination or Change in Control (as defined in the employment agreement);

•	A severance payment equal to one year’s salary and continued benefits for one year in the event of involuntary termination;

•	Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near the Company’s Santa Barbara headquarters. The Company is also obligated to make a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses;

•	Lease of an automobile; and

•	(a) if Mr. Quiram is a “specified employee” as defined in IRC Section 409A at the time of termination in the event of a change in control, all severance payments due under the agreement will be paid, and all insurance coverage due will commence, on the 183rd day after the date of Mr. Quiram’s termination; and (b) the employment agreement will be otherwise interpreted in accordance with Section 409A of the Internal Revenue Code and related treasury regulations.
     Terry A. White. Terry A. White was appointed Vice President Worldwide Sales in April 2005. The Company entered into an employment agreement with Mr. White. On February 5, 2007, we amended Mr. White’s employment agreement to comply with the deferred compensation rules contained in Section 409A of the Internal Revenue Code and related treasury regulations. The employment agreement, as amended, provides for the following:
•	Appointment as Vice President Worldwide Sales;

•	A base salary of $220,000 per year;

•	An annual sales bonus;

•	A stock option for 100,000 shares of stock which was granted after shareholder approval at the 2005 annual meeting of an increase in the shares authorized for grants under the 2003 Equity Incentive Plan;

•	A severance payment equal to six months salary and continued benefits for six months in the event of involuntary termination; and

•	Accelerated vesting of his stock options in the event of an Involuntary Termination or a Change of Control (both as defined in the Employment Agreement).(a) if Mr. White is a “specified employee” as defined in IRC Section 409A at the time of termination in the event of a change in control, all severance payments due under the agreement will be paid, and all insurance coverage due will commence, on the 183rd day after the date of Mr. White’s termination; and (b) the agreement will be otherwise interpreted in accordance with Section 409A of the Internal Revenue Code and related treasury regulations.
     Mr. White’s sales incentive bonus for 2006 was based on improvements in net commercial product sales over our 2005 results, which were intended by the compensation committee to be challenging goals. Payments began at 70% of target sales and continued as follows:

Net Commercial	Bonus Formula
Product Sales (% of Plan)	(Percentage of Base Salary)
Less than 70%	0%
70% to 100%	10% to 30% (linear scale)
Over 100%	2.0% of the amount by which net commercial product sales exceed plan
The sales targets and bonus payments are for the full year 2006. The bonus structure for future years is to be mutually agreed upon.
Change of Control Agreements
     Mr. Quiram, our President and Chief Executive Officer, has a change of control provision in his employment agreement. The employment agreement provides that in the event of a change of control (as defined in his employment agreement), whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants. Mr. White, our Vice President of Worldwide Sales, has a similar change of control provision in his employment agreement which provides that in the event of a change of control, whether or not he is terminated, he shall receive (i) accelerated vesting of 50% of his options and (ii) accelerated vesting of his remaining options if he does not resign from the Company for six months after the change in control. In addition, if his employment is terminated following a change in control, then he is entitled to a lump sum payment equal to one year of his base salary.
     We also have “change in control” agreements with all of our remaining vice presidents (Messrs. Hammond, Johnson and Shelton). The change in control agreements provide severance benefits if there is a qualifying termination of employment. The agreements generally provide that, if the employee’s employment is terminated within twenty-four months of a change in control (as defined in the change in control agreements) by the Company for any reason other than death, “Cause” or “Disability” (as both terms are defined in the change in control agreements) or by the employee for “Good Reason,” then the terminated employee will be entitled to a severance benefits. “Good Reason” generally means that the employee has sustained a material reduction in authority or responsibility, or incurred a reduction greater than 10% in total compensation (other than reductions which apply equally to all executive officers), or been notified that his principal place of work will be relocated by 50 miles or more. The change in control agreements with Messrs. Hammond and Johnson and with Mr. Shelton were amended on February 5 and March 1, 2007, respectively, to comply with the deferred compensation rules contained in Section 409A of the Internal Revenue Code and related treasury regulations
     The severance benefits include salary continuation payments, full accelerated vesting for all outstanding unvested stock options and similar equity securities held by the employee and continuation of health/life insurance benefits. The salary continuation payments shall be made on a monthly basis to the former employee for 18 months. Subject to earlier cessation under certain circumstances, the post-termination of employment health/life insurance coverage shall be provided for 18 months for Messrs. Hammond and Johnson. Any payments or distributions made to or for the benefit of the named employees under these change in control agreements will be reduced, if necessary, to an amount that would result in no excise taxes being imposed under Internal Revenue Code Section 4999.
Stock Option Plans
     Management Incentive Plan
     We presently have a single plan for the granting of equity incentives to directors, employees and consultants — the Management Incentive Plan. The Compensation Committee administers the Management Incentive Plan, including the granting of awards under the plan. The plan was adopted by our Board in 2006 and replaces the 2003 Equity Incentive Plan. The purpose of the plan is to promote the success, and enhance the value, of the Company by aligning the interests of participants with those of our shareholders. It also provides participants with an incentive for outstanding performance. The plan authorizes the granting of stock options, restricted stock, stock appreciation rights, performance units and performance shares. Historically, we have granted stock options under the plan, typically with a 10-year term and a 4-year vesting provision.
     Predecessor Plans
     In addition to stock options outstanding under our current equity compensation plan (the 2003 Equity Incentive Plan), we have stock options outstanding under the following prior equity compensation plans: the 1999 Stock Option Plan, the 1998 Stock Option Plan, the 1992 Stock Option Plan, the Non-statutory 1992 Directors Option Plan and the 1988 Stock Option Plan, as well as, the Conductus 1987 Stock Option Plan, 1989 Stock Option Plan and 2001 Stock Option Plan. All of these plans are administrated by our Compensation Committee, and no new grants may be made under any of them.
SUMMARY COMPENSATION TABLE
     The following table sets forth the base salary and other compensation that was paid or earned in 2006 by our named executive officers. The discussion of executive compensation below and information disclosed in the Summary Compensation Table and Grants of Plan Based Awards table reflect executive compensation paid and grants awarded during the year ended December 31, 2006.

				(e)	(f)	(i)
(a)		(c)	(d)	Stock	Option	All Other	(j)
Name and	(b)	Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)
Jeffrey A. Quiram	2006	310,961		31,313		135,326	477,600
Director, President, Chief	2005	251,538				99,985	351,523
Executive Officer

Martin S. McDermut	2006	75,176				496	75,672
Senior Vice President	2005	222,000	—	—	—	690	222,690
Former Chief Financial Officer	2004	214,363	—	—	—	690	215,053
(Principal Financial Officer until March 13, 2006

William J. Buchanan	2006	188,026	—	6,263	—	9,945	204,234
Controller and Acting Chief Financial Officer (Principal Financial Officer effective March 13, 2006)

Robert L Johnson	2006	227,244		12,525		1,290	241,059
Senior Vice President, Operations	2005	214,000				1,290	215,290
	2004	206,611	—	—	—	690	207,301

Robert B. Hammond	2006	244,087		12,525		1,290	257,902
Senior Vice President,	2005	238,000				1,290	239,290
Chief Technical Officer	2004	229,706				690	230,396

Adam Shelton	2006	170,440	75,000	4,697	28,687	39,745	318,569
Vice President Product Management and Marketing

(1)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R) of awards of options to purchase the following numbers of shares of our Common Stock, as follows: for Mr. Shelton, 55,000 shares. Assumptions used in the calculation of these amounts are included in footnote 7 to our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on April 2, 2007.

(2)	The amount shown in column (i) reflects the value attributable to term life insurance premiums for each named executive officer as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. The aggregate dollar amount of perquisites or other personal benefits for our named executive officers is less than $10,000 for each named executive officer, except with respect to Messrs. Quiram and Shelton. Pursuant to the terms of their employment agreements, Mr. Quiram received $134,876 for travel expenses from his home in Minnesota, the lease of an apartment near the Company’s Santa Barbara headquarters, the lease of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses and Mr. Shelton received $39,416 for travel expenses for travel from his home in California to the Company’s headquarters.

(3)	The amounts in column (e) reflect the following restricted stock awards: Mr. Quiram, 100,000 shares; Mr. Buchanan, 20,000 shares; Mr. Johnson 40,000 shares; Mr. Hammond, 40,000 shares; Mr. Shelton 15,000 shares. We used the value recognized for financial statement reporting purposes in accordance with FAS 123(R), under the assumptions included in footnote 14 to our audited financial statements for the year ended December 31, 2006 included in our Annual Report to Stockholders.

(4)	Mr. Buchanan became our Principal Financial Officer on March 13, 2006, but his compensation for the full year is included. The numbers also reflect partial years in the case of Messrs. Quiram (2005), McDermut (2006) and Shelton (2006).
     Based on the fair value of equity awards granted to our named executive officers in 2006 and the base salary of our named executive officers, “Salary” accounted for approximately 78% of the total compensation of our named executive officers while incentive compensation accounted for approximately 6% of the total compensation of our named executive officers. Because the value of certain equity awards included in the table below is based on the FAS 123(R) value rather than the fair value, these percentages may not be able to be derived using the amounts reflected in the table below.

GRANTS OF PLAN BASED AWARDS

		All Other	All Other
		Stock	Option
		Awards:	Awards:
		Number	Number of	Exercise or
		of Shares	Securities	Base Price of
		of Stock	Underlying	Option	Grant Date Fair Value of Stock
Name	Grant Date	or Units (#)	Options (#)	Awards ($/Sh)	and Option Awards ($)
(a)	(b)	(i)	(j)	(k)	(l)
Jeffrey A Quiram	7/28/2006	100,000	—	—	150,000
William J Buchanan	7/28/2006	20,000	—	—	30,000
Robert L Johnson	7/28/2006	40,000	—	—	60,000
Robert B Hammond	7/28/2006	40,000	—	—	60,000
Adam L Shelton	4/24/2006	—	55,000	4.03	152,998
	7/28/2006	15,000	—	—	22,500

The Stock Awards vest in a single installment on the second anniversary of the grant date in July 2008. The Stock Options vest over four years: 25% after one year and ratably, monthly, for the remaining three years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of	Number of				Market
	Securities	Securities			Number of	Value of
	Underlying	Underlying			Shares or	Shares or
	Unexercised	Unexercised			Units of	Units of
	Options (#)	Options (#)	Option	Option	Stock That	Stock That
	Exercisable	Unexercisable	Exercise	Expiration	Have Not	Have Not
Name	(1)	(2)	Price ($)	Date	Vested (2)	Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
Jeffrey A Quiram
	120,000	—	10.40	2/14/2015
	120,000	—	6.90	5/25/2015
					100,000	177,000

William J Buchanan	42	—	30.00	2/4/2008
	35	—	40.00	2/4/2009
	112	—	28.75	6/2/2009
	125	—	89.06	1/25/2010
	2,000	—	356.25	6/14/2010
	235	—	79.37	2/8/2011
	528	—	52.25	1/23/2012
	528	—	10.40	2/4/2013
	2,500	—	30.50	5/22/2013
	810	—	66.40	1/27/2004
	1,250	—	10.00	9/27/2014
					20,000	35,400

Robert L Johnson
	5,999	—	280.00	4/10/2010
	2,000	—	211.80	8/25/2010
	1,999	—	113.75	11/7/2010
	835	—	79.37	2/8/2011
	3,000	—	52.00	5/16/2011
	6,600	—	52.25	1/23/2012
	6,600	—	10.40	2/4/2013
	20,000	—	30.50	5/22/2013
	12,000	—	66.40	1/27/2014
	14,999	—	10.00	9/27/2014
					40,000	70,800

Robert B Hammond	125	—	40.00	1/28/2007
	21	—	32.50	5/20/2007
	542	—	23.13	12/15/2007
	992	—	38.75	12/10/2008
	2,000	—	89.06	1/25/2010
	1,999	—	113.75	11/7/2010
	365	—	79.37	2/8/2011
	5,775	—	52.25	1/23/2012
	4,375	—	10.40	2/4/2013
	15,000	—	30.50	5/22/2013
	8,500	—	66.40	1/27/2014
	9,750	—	10.00	9/27/2014
					40,000	70,800

Adam L Shelton	—	55,000	4.03	4/24/2016
					15,000	26,600

(1)	These options are fully vested.

(2)	We granted a total of 55,000 shares subject to options to one employee in 2006. This number includes options granted to employee directors, but excludes options granted to non-employee directors and consultants. These options will fully vest in four years; 25% after one year and ratably, monthly, for the remaining three years.
Option Exercises and Stock Vested
     There were no stock options exercised or vested by named executive officers during fiscal 2006.

Potential Payments Upon Termination or Change of Control
     The information below sets forth the amount of compensation we will pay to each of our named executive officers in the event of termination of such executive’s employment, including certain estimates of the amount which would have been paid on certain dates under what we believe to be reasonable assumptions. However, the actual amounts to be paid out can only be determined at the time of such executive’s termination.
Payments Made Upon Termination
     Regardless of the manner in which any of our employees (including any of our named executive officers) is terminated, the employee is entitled to receive certain amounts due during such employee’s term of employment. Such amounts include:
•	Any unpaid base salary from the date of the last payroll to the date of termination;

•	Any unpaid annual bonus for a previously completed year, unless specified otherwise;

•	Reimbursement for any properly incurred unreimbursed business expenses; and

•	unpaid, accrued and unused personal time off through the date of termination;
     In addition, the officer will retain certain rights:
•	any existing rights to indemnification for prior acts through the date of termination; and

•	Any stock options awarded pursuant to our 2006 Plan to the extent provided in that Plan and the grant or award.
Payments Made Upon Termination
     Payments Made Upon Termination by Us Without Cause or by the Officer for Good Reason. Under his employment agreement, Mr. Quiram is entitled to receive a severance payment equal to one year’s salary and continued benefits for one year in the event of his involuntary termination, and all of Mr. Quiram’s equity grants then outstanding will vest immediately. Under his employment agreement, Mr. White is entitled to receive a severance payment equal to six month’s salary and continued benefits for six months in the event of his involuntary termination, and all of Mr. White’s equity grants then outstanding will vest immediately. Based on compensation paid in 2006, then unvested options, and using medical insurance premiums and the price of our Common Stock as of December 31, 2006, we estimate that the approximate value of these severance payments on December 31, 2006 would have been $495,000 for Mr. Quiram and $183,000 for Mr. White.
     Payments on Termination following a Change of Control. Under his employment agreement, in the event of a change of control, whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) vesting of all of his outstanding equity grants. Under his employment agreement, in the event of a change of control, whether or not he is terminated, Mr. White is entitled to (i) vesting of 50% of his equity grants and (ii) vesting of his remaining equity grants if he does not resign from the Company for six months after the change in control. In addition, if Mr. White’s employment is terminated involuntarily following a change in control, then he is entitled to a lump sum payment equal to one year of his base salary. Based on compensation paid in 2006, then unvested equity grants, and using medical insurance premiums and the price of our Common Stock as of December 31, 2006, we estimate that the approximate value of these benefits on December 31, 2006 would have been $813,000 for Mr. Quiram, and $35,000 for Mr. White. If Mr. White does not resign from the Company for six months after the change in control, he would have received an estimated additional $35,000 in benefits under such assumptions. If Mr. White is terminated involuntarily following a change in control, he would have received an estimated additional $220,000 in benefits under such assumptions.
     If within twenty-four months of a change in control any of Messrs. Hammond, Johnson or Shelton (i) is terminated by the Company for any reason other than death, “cause” or “disability” or (ii) terminates his employment for “good reason,” then the terminated executive will be entitled to a severance payment equal to 1.5 times the executive’s annual base salary, continuation of certain benefits and immediate vesting of all his equity grants then outstanding. Based on compensation paid in 2006, then unvested equity grants, and using medical insurance premiums and the price of our Common Stock as of December 31, 2006, we estimate that the approximate value of these benefits on December 31, 2006 would have been $480,000 for Mr. Hammond, $470,000 for Mr. Johnson and $391,000 for Mr. Shelton.
     Payments Made Upon Death or Disability. Except as noted above, none of our named executive officers have any contractual severance arrangements on termination or change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth the beneficial ownership of the Company’s common stock as of April 21, 2007 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s common stock, (ii) by each director, (iii) by each of the executive officers named in the table in Item 11 under “Executive Compensation — Summary Compensation Table,” and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address (3)	Number of Shares(2)		Percentage Ownership
Kopp Investment Advisors, LLC	1,732,522	(1)	14%
7701 France Avenue South, #500 Edina, MN 55435
Jeffrey A. Quiram	240,000		2%
Adam Shelton	22,032		*
Robert L. Johnson	81,532		*
Robert B. Hammond	49,296		*
Dennis J. Horowitz	24,647		*
John D. Lockton	25,697		*
Martin A. Kaplan	16,430		*
Dave W. Vellequette	—		*
Lynn J. Davis	1,975		*
William Buchanan	8,163		*
All executive officers and directors as a group (11 persons)	569,772		5%

*	Less than one percent.

(1)	Based on information reported in a Schedule 13G filed by Kopp Investment Advisors, LLC, on behalf of Kopp Investment Advisors, LLC, Kopp Holding Company, LLC, Kopp Holding Company and Leroy C. Kopp. Kopp Investment Advisers is an investment adviser registered under the Investment Advisers Act of 1940. It is wholly-owned by Kopp Holding Company, LLC which is controlled by Mr. Kopp through Kopp Holding Company. Of the 1,732,522 shares, 1,069,022 shares are held in a fiduciary or representative capacity. Accordingly, persons other than the listed persons have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such sales. No person individually has an interest that relates to more than five percent of the Company’s common stock.

(2)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of April 21, 2007 as follows: Mr. Quiram, 240,000 shares; Mr. Johnson, 74,032 shares; Mr. Hammond, 49,296 shares; Mr. Horowitz, 24,647 shares; Mr. Lockton, 25,697 shares; Mr. Kaplan, 13,510 shares; Mr. Davis, 1,975 shares; Mr. Buchanan, 8,163 shares; Mr. Shelton, 16,042 shares; and all executive officers and directors as a group, 552,952 shares.

(3)	The address of each of the executive officers and directors is 460 Ward Drive, Santa Barbara, Ca 93111-2310.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The Audit Committee reviews and approves all related-party transactions. See “Audit Committee” in Item 10 of this Report and the Audit Committee Charter which is available on our website at www.suptech.com.
Transactions with Mr. Shalvoy
     Mr. Shalvoy, a former director and stockholder, executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior our acquisition of Conductus, Inc. in December 2002. Through the third quarter of, 2005, we carried the principal (as “Notes Receivable from Stockholder”) and accrued interest (as “Prepaid Expenses and Other Current Assets”) for both notes as assets on our balance sheet.
     We filed a lawsuit against Mr. Shalvoy on December 21, 2005 in the California Superior Court (Case No. 1186812) to collect both notes. In that same quarter, due to Mr. Shalvoy’s refusal to pay the notes voluntarily we recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes.
     On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit, received $610,000 in April 2007 and rescinded Mr. Shalvoy’s second purported option exercise including cancellation of the related note.
Director Independence
     Our Board is comprised of a majority of independent directors under the rules of the SEC and the listing standards of NASDAQ. Our independent directors are Messrs. Lockton, Vellequette, Horowitz, Kaplan and Davis. Our Board has determined that each member of the Audit Committee, Compensation Committee and Governance and Nominating Committee is independent under such rules and standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The Audit Committee regularly reviews and determines whether specific non-audit projects or expenditures with our independent auditors, Stonefield Josephson, Inc., potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers. Pre-approval is generally provided by the Audit Committee for up to one year, as detailed as to the particular service or category of services to be rendered, as is generally subject to a specific budget. The Audit Committee may also pre-approve additional services of specific engagements on a case-by-case basis.
     The following table sets forth the aggregate fees billed to us by PricewaterhouseCoopers for the year ended December 31, 2005 and PricewaterhouseCoopers and Stonefield Josephson, Inc. for the year ended December 31, 2006:

	Year Ended December 31,
	2006	2005
Audit Fees(1)	$300,293	$521,450
Audit-related fees(2)	—	—
Tax fees	—	—
All other fees	12,630	4,685

Total	$312,923	$526,135

(1)	Included fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the years ended December 31, 2006 and 2005. Includes $60,000 of fees in the year ended December 31, 2005 in connection with SEC registration statements.

(2)	Includes fees for professional services rendered in connection with our evaluation of internal controls.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April 2007.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	April 27,2007

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer) (Principal Financial Officer)	April 27,2007

/s/ David W. Vellequette David W. Vellequette	Director	April 27,2007

/s/ Lynn J. Davis Lynn J. Davis	Director	April 27,2007

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	April 27,2007

/s/ Martin A. Kaplan Martin A. Kaplan	Director	April 27,2007

/s/ John D. Lockton John D. Lockton	Chairman of the Board	April 27,2007