Form 10-Q
period 2007-03-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2007-05-14
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The registrant had 12,483,367 shares of the common stock outstanding as of the close of business on May 1, 2007.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended March 31, 2007

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
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: limited assets and a history of losses; limited number of potential customers; limited number of suppliers for some of our components; no significant backlog from quarter to quarter; our market is characterized by rapidly advancing technology. For further discussion of these and other factors see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A.” Risk Factors” in this Report and in our 2006 Annual Report on Form 10-K .
     This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report .
WHERE YOU CAN FIND MORE INFORMATION
     As a public company, we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549, as well as at the SEC’s regional office at 5757 Wilshire Boulevard, Suite 500, Los Angeles, California 90036. Our filings are available to the public over the Internet at the SEC’s website at http:\\.www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.suptech.com as soon as reasonably practicable after filing such material with the SEC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1, 2006	March 31, 2007
Net revenues:
Commercial product revenues	$4,490,000	$3,534,000
Government and other contract revenues	342,000	649,000
Sub license royalties	8,000	—

Total net revenues	4,840,000	4,183,000

Costs and expenses:
Cost of commercial product revenues	3,858,000	3,902,000
Contract research and development	304,000	445,000
Other research and development	1,301,000	913,000
Selling, general and administrative	2,717,000	1,901,000

Total costs and expenses	8,180,000	7,161,000

Loss from operations	(3,340,000)	(2,978,000)

Interest income	127,000	52,000
Interest expense	(13,000)	(11,000)

Net loss	$(3,226,000)	$(2,937,000)

Basic and diluted loss per common share	$(0.26)	$(0.24)

Weighted average number of common shares outstanding	12,483,367	12,483,367

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
	(See Note)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,487,000	$3,149,000
Accounts receivable, net	1,535,000	1,975,000
Inventory, net	5,978,000	4,596,000
Prepaid expenses and other current assets	507,000	912,000

Total Current Assets	13,507,000	10,632,000

Property and equipment, net of accumulated depreciation of $18,599,000 and $19,134,000, respectively	5,770,000	5,263,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,391,000 and $1,473,000, respectively	2,405,000	2,359,000
Other assets	222,000	216,000

Total Assets	$21,904,000	$18,470,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,725,000	$1,383,000
Accrued expenses	1,610,000	1,385,000
Current portion of capitalized lease obligations and long term debt	14,000	9,000

Total Current Liabilities	3,349,000	2,777,000

Other long term liabilities	604,000	589,000

Total Liabilities	3,953,000	3,366,000

Commitments and contingencies-Notes 8 and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,367 shares issued and outstanding	12,000	12,000
Capital in excess of par value	208,825,000	208,915,000
Notes receivable from stockholder net	(27,000)	(27,000)
Accumulated deficit	(190,859,000)	(193,796,000)

Total Stockholders’ Equity	17,951,000	15,104,000

Total Liabilities and Stockholders’ Equity	$21,904,000	$18,470,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2006 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,226,000)	$(2,937,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	713,000	617,000
Warrants-Options	51,000	90,000
Provision for excess and obsolete inventories	90,000	90,000
Changes in assets and liabilities:
Accounts receivable	631,000	(440,000)
Inventory	(1,658,000)	1,292,000
Prepaid expenses and other current assets	152,000	(405,000)
Patents, licenses and purchased technology	(13,000)	(36,000)
Other assets	38,000	6,000
Accounts payable, accrued expenses and other long- term liabilities	(339,000)	(583,000)

Net cash used in operating activities	(3,561,000)	(2,306,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(159,000)	(45,000)
Proceeds from sale of PP&E		18,000

Net cash used in investing activities	(159,000)	(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(4,000)	(5,000)

Net cash used in financing activities	(4,000)	(5,000)

Net decrease in cash and cash equivalents	(3,724,000)	(2,338,000)
Cash and cash equivalents at beginning of period	13,018,000	5,487,000

Cash and cash equivalents at end of period	$9,294,000	$3,149,000

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
     The Company continues to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for the Company. For the three months ended March 31, 2007 and April 1, 2006, government related contracts account for 16% and 7%, respectively, of the Company’s net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In 2006, the Company incurred a net loss of $29,624,000 and negative cash flows from operations of $7,283,000. In the first quarter of 2007, the Company incurred a net loss of $2,937,000 and negative cash flows from operations of $2,306,000.
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, our cash resources may not be sufficient to fund our planned operations for the remainder of 2007. We believe one of the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. As a result of the uncertainty of these many factors, the Company cannot give assurances that it will be able to continue operations in the absence of raising additional capital. Accordingly, the Company intends to raise funds in the next six months to continue operations in the absence of an improvement in its sales.
     We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and our viability as a company.
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
     All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, management believes that the audits will not have a significant effect on the financial position, results of operations or cash flows of the Company. The Defense Contract Audit Agency has completed audits of the Company through 2003.
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
Goodwill
     Goodwill represented the excess of purchase price over fair value of net assets acquired in connection with the acquisition of Conductus in December 2002. Conductus was acquired primarily for the synergies the acquisition would bring to our existing business of developing, manufacturing and marketing products for the commercial wireless telecommunications business and for the synergies it would have on the Company’s fund raising abilities.
     As of July 1, 2006 we concluded that the Company’s fair market value was less than its net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter 2006. The Company’s balance sheet includes no goodwill at March 31, 2007.
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company are evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. The Company completed such an analysis during fiscal 2006 and determined that no write down was necessary.
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
Income Taxes
     In July 2006 the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $275.1 million and $143.4 million, respectively. Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
Marketing Costs
     All costs related to marketing and advertising the Company’s products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 31, 2007 and April 1, 2006 .
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
     For the quarters ended April 1, 2006 and March 31, 2007 the weighted average fair value has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three Months Ended
	April 1, 2006	March 31, 2007
Expected life in years	4.0	4.0
Risk free interest rate	4.3%	4.8%
Expected volatility	95%	95%
Dividend yield	0%	0%
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
     The Company currently sells most of its products directly to wireless network operators in the United States and its product sales have historically been concentrated in a small number of customers. In 2006, the Company had three customers that represented 44%, 20% and 16% of total net revenues. At December 31, 2006, these three customers together represented 66% of accounts receivable. In the three months ended March 31, 2007, the Company had one customer that represented 70% of total net revenues. At March 31, 2007, this customer represented 73% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.
3. Short Term Borrowings
     The Company has a line of credit with a bank. The line of credit expires June 15, 2007 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to the Company totaling 80% of the receivables sold. Advances under the agreement are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Advances bear interest at the prime rate (8.25% at March 31, 2007) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at March 31, 2007.
     The agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The failure to comply with these provisions, or the occurrence of any one of the events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings. Such representations, warranties and events of default include (a) non-payment of debt and interest thereunder, (b) non-compliance with terms of the agreement covenants, (c) insolvency or bankruptcy, (d) material adverse change, (e) merger or consolidation where the Company’s shareholders do not hold a majority of the voting rights of the surviving entity, (f) transactions outside the normal course of business, or (g) payment of dividends.
4. Notes Receivable From Stockholder
     Mr. Shalvoy, a former director and stockholder, executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior to our acquisition of Conductus, Inc. in December 2002. Through the third quarter of 2005, we carried both notes as assets on our balance sheet. In the fourth quarter of 2005 to collect both notes, we filed a lawsuit against Mr. Shalvoy and recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes. On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit, under which we received $610,000 in April 2007 and rescinded Mr. Shalvoy’s second purported option exercise including cancellation of the related note.
5. Stockholders’ Equity
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
Stock Options
     We currently have one active stock option plan, 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors of the Company. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. The Company expects to issue new shares to cover stock option exercises and has no plans to repurchase shares. There were no stock option exercises in 2006 or in the three months ended March 31, 2007.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the quarter ended March 31, 2007 and April 1, 2006 on net income was $34,000 and $0.003 on basic and diluted earnings per share and $51,000 and $0.004 on basic and diluted earnings per share respectively. No stock compensation cost was capitalized during either period. The weighted-average fair value at the grant date for options issued in the first quarter of 2007 was $1.30 per share versus $3.48 per share in the first quarter of 2006. The total compensation cost related to non-vested awards not yet recognized is $190,000 and the weighted-average period over which the cost is expected to be recognized is 1.3 years in the first quarter of 2007 versus $167,000 and 1.2 years in the first quarter of 2006.
     The following is a summary of stock option transactions under the Company’s stock option plans at March 31, 2007:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2006	1,154,941	$1.43 - $493.75	$38.33	1,067,296	$41.13
Granted	5,300	$1.79 - $ 2.11	$1.88
Exercised	—	—	—
Canceled	(13,385)	$8.00 - $272.90	$39.94

Balance at March 31, 2007	1,146,856	$1.43 - $493.75	$38.15	1,057,618	$41.03

     The outstanding options expire by the end of January 2017. The weighted-average contractual term of options outstanding is 6.0 years and the weighted-average contractual term of stock options currently exercisable is slightly less than 6 years. The exercise prices for these options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $43.7 million. At March 31, 2007 only 3,200 shares, with an intrinsic value of $562, of outstanding stock options had an exercise price less than the current market value. None of these were exercisable.
Restricted Stock Awards
     In July 2006 the Company, for the first time, issued restricted stock awards. A total of 331,000 shares were granted and will fully vest in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture rate was assumed.
     The impact to the Consolidated Statement of Operations for the quarter ended March 31, 2007 was an expense of $56,000 and $0.004 on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $298,000 and the weighted-average period over which the cost is expected to be recognized is 1.3 years.

          Warrants
     The following is a summary of outstanding warrants at March 31, 2007:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to the issuance of common stock	140,658	11.90	December 17, 2007*
	116,279	29.00	June 24, 2008*
	342,466	11.10	August 16, 2010
Warrants related to April 2004 Bridge Loans	69,549	13.30	April 28, 2011* **
	10,000	18.50	April 28, 2011*
Warrants assumed in connection with the Conductus,	109,500	45.83	September 27, 2007
Inc. acquisition	600	312.50	September 1, 2007

Total	789,052

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain anti-dilution adjustment provisions.
6. Legal Proceedings
     Settlement of Litigation
     We filed a lawsuit in the California Superior Court (Case No. 1186812) against Mr. Shalvoy, a former director and stockholder, in the fourth quarter of 2005 to collect amounts due under two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior to our acquisition of Conductus, Inc. in December 2002. On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit, under which we received $610,000 in April 2007 and rescinded Mr. Shalvoy’s second purported option exercise including cancellation of the related note.
7. Earnings Per Share
     The computation of per share amounts for the three month periods ended April 1, 2006 and March 31, 2007 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,026,776 and 1,935,908 shares of common stock during the three month periods ended April 1, 2006 and March 31, 2007, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
8. Commitments and Contingencies
Operating Leases
     The Company leases its offices and production facilities under non-cancelable operating leases that expire at various times over the next six years. Generally, these leases contain escalation clauses for increases in annual renewal options and require the Company to pay utilities, insurance, taxes and other operating expenses.
     For the three months ended April 1, 2006 and March 31, 2007, rent expense was $291,000 and $273,000, respectively.
Capital Leases
     The Company leases certain property and equipment under a capital lease arrangement that expires in 2007. The lease bears interest at 14.95%.
Patents and Licenses
     The Company has entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that the Company fails to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three months ended April 1, 2006 and March 31, 2007, royalty expense totaled $38,000 and $59,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and the Company does not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2007	$150,000	$959,000	$9,000
2008	150,000	1,304,000	—
2009	150,000	1,349,000	—
2010	150,000	1,396,000	—

2011	150,000	1,313,000	—

Thereafter	1,200,000	—	—

Total payments	$1,950,000	$6,321,000	9,000

Less: amount representing interest			—

Present value of minimum lease			9,000

Less current portion			(9,000)

Long term portion			$—

9. Contractual Guarantees and Indemnities
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
Short Term Borrowings
     Advances under the line of credit with the bank are collateralized by all the Company’s assets. Under the terms of the agreement, the Company continues to service the sold receivables and is subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in the Company’s business, it may declare a default and exercise all its rights and remedies under the agreement. There was no amount outstanding under this facility at March 31, 2007.
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

	December 31,
	2006	March 31, 2007
Accounts receivable:
Accounts receivable-trade	$1,117,000	$1,769,000
U.S. government accounts receivable-billed	493,000	281,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$1,535,000	$1,975,000

	December 31,
	2006	March 31, 2007
Inventories:
Raw materials	$2,368,000	$1,866,000
Work-in-process	716,000	502,000
Finished goods	4,261,000	3,647,000
Less inventory reserve	(1,367,000)	(1,419,000)

	$5,978,000	$4,596,000

	December 31,
	2006	March 31, 2007
Property and Equipment:
Equipment	$17,187,000	$17,214,000
Leasehold improvements	6,732,000	6,732,000
Furniture and fixtures	451,000	451,000

	24,370,000	24,397,000
Less: accumulated depreciation and amortization	(18,599,000)	(19,134,000)

	$5,771,000	$5,263,000

     At December 31, 2006 and March 31, 2007, equipment includes $237,000 of assets financed under capital lease arrangements, net of $223,000 and $228,000 of accumulated amortization, respectively. Depreciation expense amounted to $632,000 and $535,000 for the three month periods ended April 1, 2006 and March 31, 2007, respectively

	December 31,
	2006	March 31, 2007
Patents and Licenses:
Patents pending	$628,000	$616,000

Patents issued	899,000	947,000
Less accumulated amortization	(286,000)	(300,000)

Net patents issued	613,000	647,000

Licenses	563,000	563,000
Less accumulated amortization	(100,000)	(108,000)

Net licenses	463,000	455,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,005,000)	(1,065,000)

Net purchased technology	701,000	641,000

	$2,405,000	2,359,000

     Amortization expense related to these items totaled $81,000 and $82,000, for the three month periods ended April 1, 2006 and March 31, 2007, respectively. Amortization expenses are expected to total $266,000 for the remainder of 2007, $350,000 in each of the years 2008, 2009 and $119,000 in 2010 and 2011, respectively.

	December 31,	March 31, 2007
	2006
Accrued Expenses and Other Long Term
Liabilities:
Salaries Payable	$287,000	$164,000
Compensated Absences	379,000	420,000
Compensation related	299,000	80,000
Warranty reserve	428,000	423,000
Lease abandonment costs	8,000	8,000
Product line exit costs	319,000	319,000
Deferred Rent	390,000	387,000
Other	104,000	173,000

	2,214,000	1,974,000
Less current portion	(1,610,000)	(1,385,000)

Long term portion	$604,000	$589,000

	For the three months ended,
	April 1,
	2006	March 31, 2007
Warranty Reserve Activity:
Beginning balance	$491,000	$428,000
Additions	36,000	28,000
Deductions	(80,000)	(33,000)
Change in estimate relating to previous warranty accruals	—	—

Ending balance	$447,000	$423,000

Lease Abandonment Costs:
Beginning balance	$225,000	$8,000
Additions	—	—
Deductions	(217,000)	—

Ending balance	$8,000	$8,000

Product Line Exit Costs:
Beginning balance	$402,000	$319,000
Additions	—	—
Deductions	(83,000)	—

Ending balance	$319,000	$319,000

Severance Costs:
Beginning balance	$32,000	—
Additions	81,000	—
Deductions	(81,000)	—

Ending balance	$32,000	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We develop, manufacture and market high performance infrastructure products for wireless voice and data applications. Wireless carriers face many challenges in today’s competitive marketplace. Minutes of use per user continue to grow and wireless users now expect the same quality of service from their mobile devices as from their landline phones. We help wireless carriers meet these challenges by “doing more with less.”
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
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our primary customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006 and Verizon Wireless accounted for more than 10% of our commercial revenues in the first quarter of 2007. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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
     We sell most of our products to a small number of wireless carriers, and their demand for wireless communications equipment fluctuates dramatically and unpredictably. We expect these trends to continue and that may cause significant fluctuations in our quarterly and annual revenues.
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
Recent Developments
Settlement of Shalvoy Litigation
     On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit under which we received $610,000 in April 2007 and rescinded Mr. Shalvoy’s second purported option exercise including cancellation of the related note. Accordingly, the Company reversed $610,000 in reserves in this first quarter of 2007, reducing our operating expenses by that amount.
U.S. Air Force Contract
     On April 20, 2007, we entered into a $4.7 million contract with the U. S. Air Force to develop Semiconductor-Tuned High Temperature Superconducting Filters for Ultra-Sensitive Radio Frequency Receivers (SURF). During this initial twelve month contract, which provides for progress billings, the U.S. Air Force has an option to extend the contract for an additional $5.4 million to develop a prototype rack-mountable system.
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
     All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency has audited us through 2003.
     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis during fiscal 2006 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long lived assets. During the first quarter of 2007, the market capitalization of the Company declined. If the market capitalization of the Company declines below the Company’s book value, and it is deemed other than temporary, then an impairment loss relating to the Company’s long lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.
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
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $63,000 at March 31, 2007, as compared to $75,000 at December 31, 2006.
Results of Operations
Quarter Ended March 31, 2007 as compared to the Quarter Ended April 1, 2006
     Net revenues decreased by $657,000, or 14%, from $4.8 million in the first quarter of 2006 to $4.2 million in the first quarter of 2007. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues decreased to $3.6 million in the first quarter of 2007 from $4.5 million in the first quarter of 2006, a decrease of $956,000, or 21%. The decrease is primarily the result of lower sales of our AmpLink products, partially offset by increased sales of our SuperLink product. Our three largest customers accounted for 95% of our total net commercial product revenues in the first quarter of 2007, compared to 90% in the first quarter of 2006. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues increased to $649,000 in the first quarter of 2007 from $342,000 in the first quarter of 2006, an increase of $307,000, or 90%. This increase is primarily attributable to an increased number of government contracts.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $3.9 million for the first quarter of 2007 and 2006. No change in these costs with decreased commercial product revenue is primarily the result of the fixed expenses at this level of production.
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
     The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	April 1, 2006		March 31, 2007
	(Dollars in thousands)
Net commercial product sales	$4,490	100.0%	$3,534	100.0%
Total cost of commercial product sales	3,858	85.9%	3,902	110.4%

Gross profit	$632	14.1%	$(368)	(10.4%)

     We had a negative gross profit of $368,000 in the first quarter of 2007 from the sale of our commercial products as compared to a gross profit of $632,000 in the first quarter of 2006. We experienced negative gross profit in the first quarter of 2007 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. In contrast, our positive gross profit in the first quarter of 2006 was due to lower direct costs and higher commercial sales which covered our fixed manufacturing overhead costs. Gross margin in the first quarter of 2007 was also favorably impacted $126,000 from the sale of previously written-off inventory. Our gross margins were also impacted by charges for excess and obsolete inventory of approximately $90,000 in the first quarter of 2007 and 2006. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $445,000 in the first quarter of 2007 as compared to $304,000 in the first quarter of 2006. This increase was the result of higher expenses associated with performing a greater number of government contracts.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $913,000 in the first quarter of 2007 as compared to $1.3 million in the same quarter of the prior year. This decrease is due to decreased commercial products development.
     Selling, general and administrative expenses totaled $1.9 million in the first quarter of 2007, as compared to $2.7 million in the first quarter of the prior year. The lower expenses in 2007 resulted primarily from reversal of a $610,000 reserve (see “Settlement of Litigation” under Legal Proceedings Note to the Financial Statements) and lower insurance premiums.
     Interest income decreased in the first quarter of 2007, as compared to the prior year, primarily because we had less cash available for investment.
     Interest expense in the first quarter of 2007 decreased to $11,000, as compared to $13,000 in the prior year, because of lower borrowings.
     We had a net loss of $2.9 million for the quarter ended March 31, 2007, as compared to a net loss of $3.2 million in the same period last year.
     The net loss available to common shareholders totaled $0.24 per common share in the first quarter of 2007, as compared to a net loss of $0.26 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
     As of March 31, 2007, we had working capital of $7.8 million, including $3.1 million in cash and cash equivalents, as compared to working capital of $10.2 million at December 31, 2006, which included $5.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents decreased by $2.3 million from $5.5 million at December 31, 2006 to $3.1 million at March 31, 2007. Cash was used in operations, for the purchase of property and equipment and for the payment of long-term borrowings. Cash and cash equivalents decreased by $3.7 million to $9.3 million in the three month period ended April 1, 2006. Cash was used in operations, for the purchase of property and equipment, for the payment of short and long-term borrowings.
     Cash used in operations totaled $2.3 million in the first quarter of 2007. We used $2.1 million to fund the cash portion of our net loss. We also used cash to fund a $1.5 million increase in accounts receivable, patents and licenses, accounts payable prepaid expenses and other assets. These uses were partially offset by cash generated from a $1.3 million reduction in inventory. Cash used in operations totaled $3.6 million in the first quarter of 2006. We used $2.4 million to fund the cash portion of our net loss. We also used cash to fund a $2.0 million increase in inventory, patents and licenses, and accounts payable payments. These uses were partially offset by cash generated from the collection of accounts receivable, prepaid expenses and other assets totaling $821,000.
     Net cash used in investing activities totaled $27,000 in the first quarter of 2007 as compared to $159,000 in the first quarter of last year. These expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity. The first quarter 2007 investing activity is net of $18,000 in equipment sales.
     Net cash used in financing activities totaled $5,000 in the first quarter of 2007. The cash was used to pay down our long term debt. Net cash used in financing activities totaled $4,000 in the first quarter of 2006 and was also used to pay down our long term debt.
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

     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires June 15, 2007. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (8.25% at March 31, 2007) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at March 31, 2007 or December 31, 2006. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
•	Capital Lease Obligations
     Our capital lease obligations are for property and equipment and total $9,000 at March 31, 2007.
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
•	Quantitative Summary of Contractual Obligations and Commercial Commitments
     At March 31, 2007, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Capital lease obligations	$9,000	$9,000	$—	$—	$—
Operating leases	6,321,000	1,284,000	2,676,000	2,361,000	—
Minimum license commitment	1,950,000	150,000	300,000	300,000	1,200,000
Fixed asset and inventory purchase commitments	1,434,000	1,434,000	—	—	—

Total contractual cash obligations	$9,714,000	$2,877,000	$2,976,000	$2,661,000	$1,200,000

Capital Expenditures
     We plan to invest approximately $350,000 in fixed assets during the remainder of 2007.
Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, our cash resources may not be sufficient to fund our planned operations for the remainder of 2007. We believe one of the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. As a result of the uncertainty of these many factors, the Company cannot give assurances that it will be able to continue operations in the absence of raising additional capital. Accordingly, the Company intends to raise funds in the next six months to continue operations in the absence of an improvement in its sales.

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
     Our independent registered public accounting firm has included in their audit report for fiscal 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern. Our prior firm included a similar explanatory paragraph in their audit report for 2004 and 2005. In 2006, we incurred a net loss of $29.6 million and had negative cash flows from operations of $7.3 million. In the first quarter of 2007, we incurred a net loss of $2.9 million and had negative cash flows from operations of $2.3 million.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.
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
     Please read the section in our 2006 Annual Report on Form 10-K entitled Item 1A “Risk Factors” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There was no material change in our exposure to market risk at March 31, 2007 as compared with our market risk exposure on December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
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
     Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of March 31, 2007, that they are effective as described above.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
Settlement of Litigation
     We filed a lawsuit in the California Superior Court (Case No. 1186812) against Mr. Shalvoy, a former director and stockholder, in the fourth quarter of 2005 to collect amounts due under two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus, Inc. common stock prior to our acquisition of Conductus, Inc. in December 2002. On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit, under which we received $610,000 in April 2007 and rescinded Mr. Shalvoy’s second purported option exercise including cancellation of the related note.
Routine Litigation
     We may be involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, operating results or cash flow.

Item 1A. Risk Factors.
     A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.
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
Item 6. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws of the Registrant(4)

4.1	Form of Common Stock Certificate (5)

4.2	Third Amended and Restated Stockholders Rights Agreement (6)

4.3	Warrant Issued to PNC Bank, National Association in connection with Credit Agreement (6)

4.4	Warrant Purchase Agreement dated December 1, 1999 with PNC Bank (7)

4.5	Warrant Purchase Agreement dated January 12, 2000 with PNC Bank (7)

4.6	Certificate of Designations, Preferences and Rights of Series E Convertible Stock (8)

4.7	Securities Purchase Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (Exhibits and Schedules Omitted) (8)

4.8	Registration Rights Agreement dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (8)

4.9	Initial Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (8)

4.10	Incentive Stock Purchase Warrant dated as of September 29, 2000 between the Company and RGC International Investors, LDC. (8)

4.11	Registration Rights Agreement, dated March 6, 2002 (9)

4.12	Warrants to Purchase Shares of Common Stock, dated March 11, 2002 (9)

4.13	Registration Rights Agreement dated October 10, 2002 (10)

4.14	Warrants to Purchase Common Stock dated October 10, 2002 (10)

4.15	Common Stock Purchase Agreement, dated March 8, 2002 between Conductus, Inc. and the investors signatory thereto (11)

Number	Description of Document

4.16	Warrant to Purchase Common Stock, dated March 8, 2002 by Conductus, Inc. to certain investors (12)

4.17	Registration Rights Agreement, dated March 26, 2002, between Conductus, Inc. and certain investors (12)

4.18	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation (13)

4.19	Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998 between Conductus and Series B Investors (14)

4.20	Form of Warrant to Purchase Common Stock between Conductus and Series B investors, dated September 28, 1998, issued by Conductus in a private placement (14)

4.21	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors (15)

4.22	Form of Warrant Purchase Common Stock between Conductus and Series C investors, dated December 10, 1999, issued by Conductus in a private placement (15)

4.23	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (16)

4.24	Form of Warrant (16)

4.25	Form of Registration Rights Agreement (17)

4.26	Agility Capital Warrant dated May 2004 (18)

4.27	Silicon Valley Bank Warrant dated May 2004(18)

4.28	Form of Warrant dated August 2005 (19)

10.1	Agreement dated April 20, 2007 with U.S. Air Force(*)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Statement of Principal Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Statement of Principal Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Registrant’s Form 8-K dated March 13, 2006

(4)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed October 2, 2002.

(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(12)	Incorporated by reference from the Conductus, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-85928) filed on April 9, 2002.

(13)	Incorporated by reference from Conductus, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 1998.

(14)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference from Conductus, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.

(16)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(18)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 (Reg. 333-89184).

(19)	Incorporated by reference from Registrant’s Form 8-K dated August 10, 2005.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 14, 2007	/s/ William J. Buchanan

William J. Buchanan
Controller

/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
President and Chief Executive Officer