Form 10-Q
period 2007-06-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2007-08-09
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      or No ☑
     The registrant had 12,483,367 shares of the common stock outstanding as of the close of business on July 31, 2007.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended June 30, 2007

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
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: limited assets and a history of losses; needs for additional capital; limited number of potential customers; limited number of suppliers for some of our components; no significant backlog from quarter to quarter; significant fluctuations in product demand from quarter to quarter; and rapidly advancing technology. For further discussion of these and other factors see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A.” Risk Factors” in this Report and in our 2006 Annual Report on Form 10-K.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net revenues:
Net commercial product revenues	$3,932,000	$3,653,000	$8,422,000	$7,187,000
Government and other contract revenues	1,088,000	1,032,000	1,430,000	1,681,000
Sub license royalties	1,000	—	9,000	—

Total net revenues	5,021,000	4,685,000	9,861,000	8,868,000

Costs and expenses:
Cost of commercial product revenues	3,658,000	3,228,000	7,516,000	7,130,000
Contract research and development	703,000	607,000	1,007,000	1,055,000
Other research and development	630,000	813,000	1,931,000	1,725,000
Selling, general and administrative	2,678,000	2,043,000	5,395,000	3,941,000
Goodwill impairment charge	20,107,000	—	20,107,000	—

Total costs and expenses	27,776,000	6,691,000	35,956,000	13,851,000

Loss from operations	(22,755,000)	(2,006,000)	(26,095,000)	(4,983,000)
Interest income	107,000	35,000	234,000	86,000
Interest expense	(11,000)	(11,000)	(24,000)	(22,000)

Net loss	$(22,659,000)	$(1,982,000)	$(25,885,000)	$(4,919,000)

Basic and diluted loss per common share	$(1.82)	$(0.16)	$(2.07)	$(0.39)

Weighted average number of common shares outstanding	12,483,367	12,483,367	12,483,367	12,483,367

See accompanying notes to the unaudited interim condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
	(See Note)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,487,000	$2,912,000
Accounts receivable, net	1,535,000	2,201,000
Inventory, net	5,978,000	3,884,000
Prepaid expenses and other current assets	507,000	485,000

Total Current Assets	13,507,000	9,482,000

Property and equipment, net of accumulated depreciation of $18,599,000 and $19,598,000, respectively	5,770,000	4,795,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,391,000 and $1,556,000, respectively	2,405,000	2,313,000
Other assets	222,000	209,000

Total Assets	$21,904,000	$16,799,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,725,000	$1,671,000
Accrued expenses	1,610,000	1,284,000
Current portion of capitalized lease obligations and long term debt	14,000	15,000

Total Current Liabilities	3,349,000	2,970,000

Other long term liabilities	604,000	594,000

Total Liabilities	3,953,000	3,564,000

Commitments and contingencies-Notes 8 and 9

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,367 shares issued and outstanding	12,000	12,000
Capital in excess of par value	208,825,000	209,001,000
Notes receivable from stockholder net	(27,000)	—
Accumulated deficit	(190,859,000)	(195,778,000)

Total Stockholders’ Equity	17,951,000	13,235,000

Total Liabilities and Stockholders’ Equity	$21,904,000	$16,799,000

See accompanying notes to the unaudited interim condensed consolidated financial statements
Note-December 31, 2006 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,885,000)	$(4,919,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,365,000	1,212,000
Non-cash impairment charge	20,107,000	—
Warrants-Options	101,000	176,000
Provision for excess and obsolete inventories	180,000	160,000
Reserve for impairment of note and interest receivable from Stockholder	34,000	(583,000)
Changes in assets and liabilities:
Accounts receivable	1,076,000	(666,000)
Inventory	(2,345,000)	1,934,000
Prepaid expenses and other current assets	213,000	676,000
Patents, licenses and purchased technology	(101,000)	(92,000)
Other assets	100,000	(13,000)
Accounts payable, accrued expenses and other long- term liabilities	(589,000)	(379,000)

Net cash used in operating activities	(5,744,000)	(2,494,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	25,000
Purchases of property and equipment	(170,000)	(96,000)

Net cash used in investing activities	(170,000)	(71,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(9,000)	(10,000)

Net cash used in financing activities	(9,000)	(10,000)

Net decrease in cash and cash equivalents	(5,923,000)	(2,575,000)
Cash and cash equivalents at beginning of period	13,018,000	5,487,000

Cash and cash equivalents at end of period	$7,095,000	$2,912,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. General
     Superconductor Technologies Inc. was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. We operate in a single industry segment, the research, development, manufacture and marketing of high-performance infrastructure products for wireless voice and data applications. Our commercial products are divided into three product offerings: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). Our research and development contracts are used as a source of funds for our commercial technology development. From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts.
     We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide us a significant source of revenues. For the six months ended June 30, 2007 and July 1, 2006, government related contracts account for 19% and 15%, respectively, of our net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In the first six months of 2007, we incurred a net loss of $4.9 million and negative cash flows from operations of $2.5 million. In 2006, we incurred a net loss of $29.6 million and negative cash flows from operations of $7.3 million.
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, our cash resources may not be sufficient to fund our planned operations for the remainder of 2007. We believe one of the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. As a result of the uncertainty of these many factors, we cannot give assurances that we will be able to continue operations in the absence of raising additional capital. Accordingly, we intend to raise funds in the next few months to continue operations in the absence of an improvement in our sales.
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
Principles of Consolidation

     The interim condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements.
Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with quality financial institutions and from time to time exceed FDIC limits.
Accounts Receivable
     We sell predominantly to entities in the wireless communications industry and to entities of the United States Government. We grant uncollateralized credit to our customers. We perform ongoing credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off balance sheet credit exposure related to our customers.
Revenue Recognition
     Commercial revenues are principally derived from the sale of our SuperLink, AmpLink, and SuperPlex products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer‘s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.
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
     All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency has completed audits of us through 2003.
Warranties
     We offer warranties generally ranging from one to five years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties may require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. An estimate by us for warranty related costs is recorded by us at the time of sale based on our actual historical product return rates and expected repair costs. Such costs have been within our expectations. See “Use of Estimates” in this note.
Guarantees
     In connection with the sales and manufacturing of our commercial products, we indemnify, without limit or term, our customers and contract manufacturers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our guarantees because of the uncertainty as to whether a claim might arise and how much it might total. Historically, we have not incurred any expenses related to these guarantees.
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
Inventories
     Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on our analysis of inventory levels and sales forecasts. Costs associated with idle capacity are expensed immediately.
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
Patents, Licenses and Purchased Technology
     Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. is recorded at our estimated fair value and is amortized using the straight-line method over seven years.
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis the fourth quarter of 2006 and determined that no write down was necessary.
Loss Contingencies
     In the normal course of business, we are subject to claims and litigation, including allegations of patent infringement. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. The costs of defense in such matters are expensed as incurred. Insurance proceeds recoverable are recorded when deemed probable.
Income Taxes
     In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $275.1 million and $143.4 million, respectively. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
Marketing Costs
     All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six month periods ended June 30, 2007 and July 1, 2006.

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
     For the three and six months ended June 30, 2007 and July 1, 2006 the weighted average fair value has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Expected life in years	4.0	4.0	4.0	4.0
Risk free interest rate	4.85%	4.95%	4.82%	4.80%
Expected volatility	95%	95%	95%	95%
Dividend yield	0%	0%	0%	0%
     The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we has never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on historical stock option cancellation rates over the last 4 years.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, income taxes and litigation. Actual results could differ from those estimates and such differences may be material to the financial statements. For the quarter and year to date, we reversed a $319,000 product line exit cost accrual. This accrual was established in 2002 in the amount of $1,042,000 and represented the estimated costs to be incurred with a customer to support commercial product units previously purchased from Conductus for a period of five years.
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We estimate that the carrying amount of the debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing arrangements.
Comprehensive Income (Loss)
     We have no items of other comprehensive income (loss) in any period other than our net loss.
Segment Information
     We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Net commercial product revenues are primarily derived from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our product directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented.
Certain Risks and Uncertainties
     We have continued to incur operating losses. Our long-term prospects and execution of our business plan are dependent upon the continued and increased market acceptance for our products.
     We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2006, we had three customers that represented 44%, 20% and 16% of total net revenues. At December 31, 2006, these three customers represented 66% of accounts receivable. In the six months ended June 30, 2007, we had two customers that represented 49% and 12% of total net revenues. At June 30, 2007, these two customers represented 44% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We currently rely on a limited number of suppliers for key components of our products. The loss of any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     In connection with the sales of our commercial products, we indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnity because of the uncertainty as to whether a claim might arise and how much it might total.
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
3. Short Term Borrowings
     We have a line of credit with a bank. The line of credit was renewed in July 2007 for a term of one year. The line of credit expires July 15, 2008 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the prime rate (8.25% at June 30, 2007) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at June 30, 2007.
     The agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The failure to comply with these provisions, or the occurrence of any one of the events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings. Such representations, warranties and events of default include (a) non-payment of debt and interest hereunder, (b) non-compliance with terms of the agreement covenants, (c) insolvency or bankruptcy, (d) material adverse change, (e) merger or consolidation where our shareholders do not hold a majority of the voting rights of the surviving entity, (f) transactions outside the normal course of business, or (g) payment of dividends.
4. Notes Receivable From Stockholder
     Prior to our acquisition of Conductus, Inc. in December 2002, a former director and stockholder executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options to purchase Conductus,

Inc. common stock. Through the third quarter of 2005, we carried both notes as assets on our balance sheet. In the fourth quarter of 2005, we filed a lawsuit to collect both notes and recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes. On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims to settle the lawsuit, under which we received $610,000 in April 2007 and rescinded the second purported option exercise including cancellation of the related note.
5. Stockholders’ Equity
Stock Options
     We currently have one active stock option plan, the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to our key employees, consultants, and non-employee directors. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. We expect to issue new shares to cover stock option exercises and have no plans to repurchase shares. There were no stock option exercises in 2006 or in the six months ended June 30, 2007.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three months ended June 30, 2007 and July 1, 2006 was (i) $30,000 and $50,000 on net income and (ii) zero and zero on both basic and diluted earnings per share, respectively, and for the six months ended June 30, 2007 and July 1, 2006 was (ii) $64,000 and $101,000 on net income and (ii)$0.01 and $0.01 on both basic and diluted earnings per share, respectively. No stock compensation cost was capitalized during either period. The weighted-average fair value at the grant date for options issued in the first six months of 2007 was $1.30 per share versus $3.47 per share in the first six months of 2006. The total compensation cost related to non-vested awards not yet recognized is $158,000 and the weighted-average period over which the cost is expected to be recognized is 1.2 years in the first six months of 2007 versus $296,000 and 1.4 years in the first six months of 2006.
     The following is a summary of stock option transactions under our stock option plans at June 30, 2007:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2006	1,154,941	$1.43 - $493.75	$38.33	1,067,296	$41.13
Granted	5,300	$1.79 - $ 2.11	$1.88
Exercised	—	—	—
Canceled	(32,583)	$8.00 - $295.00	$37.80

Balance at June 30, 2007	1,127,658	$1.43 - $493.75	$38.13	1,063,808	$40.19

     The outstanding options expire by the end of January 2017. The weighted-average contractual term of options outstanding is 5.8 years and the weighted-average contractual term of stock options currently exercisable is slightly less than 5.8 years. The exercise prices for these options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $43.0 million. At June 30, 2007 only 600 shares, with an intrinsic value of $36, of outstanding stock options had an exercise price less than the current market value. None of these were exercisable.
Restricted Stock Awards
     In July 2006, we issued restricted stock awards for the first time. A total of 331,000 shares were granted and will fully vest in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture rate was assumed.
     The impact to the Consolidated Statement of Operations for the three and six months ended June 30, 2007 was an expense of $56,000 and $112,000 and zero and $0.01 on both basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $242,000 and the weighted-average period over which the cost is expected to be recognized is 1.1 years.
Warrants
     The following is a summary of outstanding warrants at June 30, 2007:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to issuance of common stock	140,658	$11.90	December 17, 2007*
	116,279	29.00	June 24, 2008*
	342,466	11.10	August 16, 2010
Warrants related to April 2004 Bridge Loans	69,549	13.30	April 28, 2011* **
	10,000	18.50	April 28, 2011*
Warrants assumed in connection with the Conductus,	109,500	45.83	September 27, 2007
Inc. acquisition	600	312.50	September 1, 2007

Total	789,052

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	These warrants contain anti-dilution adjustment provisions.
6. Legal Proceedings
     Settlement of Litigation
     We filed a lawsuit in the California Superior Court (Case No. 1186812) against a former director and stockholder in the fourth quarter of 2005 to collect amounts due under two notes aggregating $820,244 in principal. On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims to settle the lawsuit, under which we received $610,000 in April 2007 and rescinded a second purported option exercise including cancellation of the related note.
7. Earnings Per Share
     The computation of per share amounts for the three month periods ended July 1, 2006 and June 30, 2007 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,000,679 and 1,916,710 shares of common stock during the three and six month periods ended July 1, 2006 and June 30, 2007, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
8. Commitments and Contingencies
Operating Leases
     We lease our offices and production facilities under non-cancelable operating leases that expire at various times over the next six years. Generally, these leases contain escalation clauses for increases in annual renewal options and require us to pay utilities, insurance, taxes and other operating expenses.
     Rent expenses totaled $273,000 and $548,000 for the three and six month periods ended June 30, 2007, and $282,000 and $573,000 for the three and six month periods ended July 1, 2006, respectively.
Capital Leases
     We lease certain property and equipment under a capital lease arrangement that expires in August 2007. The lease bears interest at 14.95%.
Patents and Licenses
     We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three and six months ended June 30, 2007, royalty expense totaled $33,000 and $87,000, respectively. For the three and six months ended July 1, 2006, royalty expense totaled $38,000 and $77,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year ending December 31,	Licenses	Leases	Capital Leases
Remainder of 2007	$150,000	$633,000	$4,000
2008	150,000	1,304,000	—
2009	150,000	1,349,000	—
2010	150,000	1,396,000	—

2011	150,000	1,313,000	—

Thereafter	1,200,000	—	—

Total payments	$1,950,000	$5,995,000	$4,000

Less: amount representing interest			—

Present value of minimum lease			4,000

Less current portion			(4,000)

Long term portion			$—

9. Contractual Guarantees and Indemnities
     During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements.
Warranties
     We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. Our warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods.
Intellectual Property Indemnities
     We indemnify certain customers and our contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to our products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, we are unable to determine the maximum amount of losses that it could incur related to such indemnifications.
Director and Officer Indemnities and Contractual Guarantees
     We have entered into indemnification agreements with our directors and executive officers which require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on our business, financial condition or results of operations.
     We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.

General Contractual Indemnities/Products Liability
     In connection with the sales of our commercial products, we indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnity because of the uncertainty as to whether a claim might arise and how much it might total.
Short Term Borrowings
     Advances under our line of credit with the bank are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this facility at June 30, 2007.
Contractual Contingency
     We have a contract to deliver several custom products to a government contractor. We are unable to manufacture the products for technical reasons. We have discussed the problem with the contractor and our government customer. They are considering the problem, and further discussions are expected. We do not believe that a loss, if any, is reasonably estimable at this time and therefore has not recorded any liability relating to this matter. We will periodically reassess our potential liability as additional information becomes available. If we later determine that a loss is probable and the amount reasonably estimable, we will record a liability for the potential loss. All costs have been expensed and no revenues recognized on this contract.
10. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
Balance Sheet Data:

	December 31,	June 30,
	2006	2007
Accounts receivable:
Accounts receivable-trade	$1,117,000	$1,612,000
U.S. government accounts receivable-billed	493,000	664,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$1,535,000	$2,201,000

	December 31,	June 30,
	2006	2007
Inventories:
Raw materials	$2,368,000	$1,863,000
Work-in-process	716,000	528,000
Finished goods	4,261,000	2,799,000
Less inventory reserve	(1,367,000)	(1,306,000)

	$5,978,000	$3,884,000

	December 31,	June 30,
	2006	2007
Property and Equipment:
Equipment	$17,186,000	$17,210,000
Leasehold improvements	6,732,000	6,732,000
Furniture and fixtures	451,000	451,000

	24,369,000	24,393,000
Less: accumulated depreciation and amortization	(18,599,000)	(19,598,000)

	$5,770,000	$4,795,000

     At December 31, 2006 and June 30, 2007, equipment includes $237,000 of assets financed under capital lease arrangements, net of $223,000 and $233,000 of accumulated amortization, respectively. Depreciation expense amounted to $571,000 and $1,203,000 for the three and six month periods ended July 1, 2006 and $535,000 and $999,000 for the three and six month periods ended June 30, 2007, respectively.

	December 31,	June 30,
	2006	2007
Patents and Licenses:
Patents pending	$628,000	$630,000

Patents issued	899,000	970,000
Less accumulated amortization	(286,000)	(315,000)

Net patents issued	613,000	655,000

Licenses	563,000	563,000
Less accumulated amortization	(100,000)	(117,000)

Net licenses	463,000	446,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,005,000)	(1,124,000)

Net purchased technology	701,000	582,000

	$2,405,000	$2,313,000

     Amortization expense related to these items totaled $81,000 and $162,000 for the three and six month periods ended July 1, 2006 and $81,000 and $165,000 for the three and six month periods ended June 30, 2007, respectively. Amortization expenses are expected to total $165,000 for the remainder of 2007, $350,000 in each of the years 2008 and 2009 and $119,000 in each of the years 2010 and 2011.

	December 31,	June 30,
	2006	2007
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$287,000	$348,000
Compensated Absences	379,000	442,000
Compensation related	299,000	143,000
Warranty reserve	428,000	451,000
Lease abandonment costs	8,000	—
Product line exit costs	319,000	—
Deferred Rent	390,000	383,000
Other	104,000	128,000

	2,214,000	1,895,000
Less current portion	(1,610,000)	(1,301,000)

Long term portion	$604,000	$594,000

	For the six months ended,
	July 1,	June 30,
	2006	2007
Warranty Reserve Activity:
Beginning balance	$491,000	$428,000
Additions	68,000	51,000
Deductions	(170,000)	(28,000)

Ending balance	$389,000	$451,000

	For the six months ended,
	July 1,	June 30,
	2006	2007
Lease Abandonment Costs:
Beginning balance	$225,000	$8,000
Additions	—	—
Deductions	(217,000)	(8,000)

Ending balance	$8,000	—

Product Line Exit Costs:
Beginning balance	$402,000	$319,000
Additions	—	—
Deductions	(83,000)	(319,000)

Ending balance	$319,000	—

Severance Costs:
Beginning balance	$32,000	—
Additions	81,000	—
Deductions	(113,000)	—

Ending balance	—	—

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
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our primary customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We

have a concentrated customer base. Verizon Wireless and Cingular each accounted for more than 10% of our commercial revenues in 2007 and Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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
Recent Developments
Settlement of Litigation
     On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle a lawsuit under which we received $610,000 in April 2007 and rescinded Mr. Shalvoy’s second purported option exercise including cancellation of the related note. Accordingly, we reversed $610,000 in reserves in this first quarter of 2007, reducing our operating expenses by that amount.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, including intangible assets, income taxes, warranty obligations, and contingencies. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Our inventory is valued at the lower of our actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated in the past three years, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate and we may understate or overstate the provision required for excess and obsolete inventory.
     Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties if allowed for under contractual arrangements. Our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted.
     In connection with the sales of our commercial products, we indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnity because of the uncertainty as to whether a claim might arise and how much it might total.
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
     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We completed such an analysis during fiscal 2006 and determined that no write down was necessary. Our estimates of future cash flows may prove to be inaccurate, and we may understate or overstate the write down of long-lived assets. During the first half of 2007, our market capitalization declined. If our market capitalization declines below our book value, and it is deemed other than temporary, then an impairment loss relating to our long-lived assets might be recognized. Any future impairment of our long-lived assets could have a material adverse effect on our financial position and results of operations.
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
     We have a contract to deliver several custom products to a government contractor. We are unable to manufacture the products for technical reasons. We have discussed the problem with the contractor and our government customer. They are considering the problem, and we expect further discussions. We do not believe that a loss is reasonably estimable at this time and therefore have not recorded any liability relating to this matter. We will periodically reassess our potential liability as additional information becomes available. If we later determine that a loss is probable and the amount reasonably estimable, we would record a liability for the potential loss.
     We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time an employee will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of the stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. See Notes 2 and 6 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $143,000 at June 30, 2007, as compared to $75,000 at December 31, 2006.
Results of Operations
Quarter and six months ended June 30, 2007 as compared to the quarter and six months ended July 1,
2006
     Total net revenues decreased by $336,000, or 7%, to $4.7 million in the second quarter of 2007 from $5.0 million in the second quarter of 2006. Total net revenues decreased by $993,000, or 10%, to $8.9 million in the first six months of 2007 from $9.9 million in the same period last year. Total net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues decreased to $3.6 million in the second quarter of 2007 from $3.9 million in the second quarter of 2006, a decrease of $279,000, or 7%. For the first six months of 2007, net commercial product revenues decreased $1.2 million to $7.2 million from $8.4 million in the same period last year, a decrease of 15%. The decrease is primarily the result of lower sales of our SuperPlex products. Our three largest customers accounted for 70% of our total net revenues in the first half of 2007. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues decreased to $1,032,000 in the second quarter of 2007 from $1,088,000 in the second quarter of 2006, a decrease of $56,000, or 5%. For the first six months of 2007, government contract revenues increased to $1.6 million from $1.4 million in the same period last year, an increase of $251,000, or 18%. The variance is primarily attributable to the completion of contracts in 2006 that were not replaced until the second quarter of 2007.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $3.2 million for the second quarter of 2007 compared to $3.7 million for the second quarter of 2006, a decrease of $430,000, or 12%. For the first six months of 2007, the cost of commercial product revenues totaled $7.1 million as compared to $7.5 million for the first six months of 2006, a decrease of $386,000, or 5%. For the quarter and year to date, decreased costs resulted primarily from the reversal of a $319,000 product line exit cost accrual. This accrual was established in 2002 in the amount of $1,042,000 and represented the estimated costs to be incurred with a customer to support commercial product units previously purchased from Conductus for a period of five years.
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
     The following is an analysis of our commercial product gross profit and margins:

	Three Months Ended				Six Months Ended
Dollars in thousands	July 1, 2006		June 30, 2007		July 1, 2006		June 30, 2007
Net commercial product sales	$3,932	100%	$3,653	100%	$8,422	100%	$7,187	100%
Cost of commercial product sales	3,658	93%	3,228	88%	7,516	89%	7,130	99%

Gross profit	$274	7%	$425	12%	$906	11%	$57	1%

     We had a gross profit of $425,000 in the second quarter of 2007 from the sale of our commercial products as compared to a gross profit of $274,000 in the second quarter of 2006. For the six months ended June 30, 2007, we had a gross profit of $57,000 from the sale of our commercial products as compared to a gross profit of $906,000 in the six months ended July 1, 2006. Our gross margins were adversely impacted by lower sales volume as well as charges for excess and obsolete inventory of approximately $160,000 and $180,000 in the first six months of 2007 and 2006, respectively. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

     Contract research and development expenses totaled $607,000 in the second quarter of 2007 as compared to $703,000 in the second quarter of 2006. These expenses totaled $1,055,000 in the first half of 2007 and $1,007,000 in the first half of 2006. This increase was the result of higher expenses associated with performing our government contracts in the first quarter and two new contracts added in the second quarter.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $813,000 in the second quarter of 2007 as compared to $630,000 in the same quarter of the prior year and totaled $1.7 million in the first half of 2007 and $1.9 million in the first half of 2006. The increase in the second quarter expenses was due to increased efforts to complete internal projects prior to award of new government contracts.
     Selling, general and administrative expenses totaled $2.0 million in the second quarter of 2007, as compared to $2.7 million in the second quarter of the prior year. In the first six months of 2007, these expenses totaled $3.9 million as compared to $5.4 million in the same period last year. The lower expenses in 2007 resulted primarily from reversal of a $610,000 reserve (see “Settlement of Litigation” under Legal Proceedings Note to the Financial Statements), lower insurance premiums and lower selling costs.
     Interest expense in the three months and six months ended June 30, 2007 amounted to $11,000 and $22,000, as compared to $11,000 and $24,000 in the three months and six months ended July 1, 2006.
     We had a net loss of $2.0 million for the quarter ended June 30, 2007, as compared to a net loss of $22.7 million in the same period last year. For the six months ended June 30, 2007, our loss totaled $4.9 million as compared to a net loss of $25.9 million in the same period last year.
     The net loss available to common shareholders totaled $0.16 per common share in the second quarter of 2007, as compared to a net loss of $1.82 per common share in the same period last year. The net loss available to common shareholders totaled $0.39 per common share in the first half of 2007, as compared to a net loss of $2.07 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
     As of June 30, 2007, we had working capital of $6.5 million, including $2.9 million in cash and cash equivalents, as compared to working capital of $10.2 million at December 31, 2006, which included $5.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents decreased by $2.6 million to $2.9 million at June 30, 2007 from $5.5 million at December 31, 2006. Cash during this period was used primarily in operations and to a lesser extent for the purchase of property and equipment and for the payment of long-term borrowings.
     Cash used in operations totaled $2.5 million in the first half of 2007. We used $4 million to fund the cash portion of our net loss. We also used cash to fund a $1.0 million increase in accounts receivable and accounts payable payments. These uses were offset by cash generated from the sale of inventory, prepaid expenses and other assets totaling $2.5 million. Cash used in operations totaled $5.7 million in the first half of 2006. We used $4.1 million to fund the cash portion of our net loss. We also used cash to fund a $3.0 million increase in inventory, patents and licenses, other assets and accounts payable payments. These uses were partially offset by cash generated from the collection of accounts receivable, prepaid expenses and other assets totaling $1.4 million.
     Net cash used in investing activities totaled $71,000 in the first half of 2007 as compared to $170,000 in the first half of last year. These expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity. The first half 2007 investing activity is net of $25,000 in equipment sales.
     Net cash used in financing activities totaled $10,000 in the first half of 2007 and was used to pay down our long term debt. Net cash used in financing activities totaled $9,000 in the first half of 2006, including cash used to pay down our line of credit and long term debt of $9,000.
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
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit was renewed in July 2007 for a term of one year. The line of credit expires July 15, 2008. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (8.25% at June 30, 2007) plus 2.50% per annum subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at June 30, 2007. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:
•	Capital Lease Obligations. Our capital lease obligations are for property and equipment and total $4,000 at June 30, 2007.

•	Operating Lease Obligations. Our operating lease obligations consist of a facility lease in Santa Barbara, California, several copier leases and a forklift lease.

•	Patents and Licenses. We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Some of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Typically, the licensor can terminate our license if we fail to pay minimum annual royalties.

•	Purchase Commitments. In the normal course of business, we incur purchase obligations with vendors and suppliers for the purchase of inventory, as well as other goods and services. These obligations are generally evidenced by purchase orders that contain the terms and conditions associated with the purchase arrangements. We are committed to accept delivery of such material pursuant to the purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed upon lead times. Cancellations may result in cancellation costs payable by us.
Capital Expenditures
     We plan to invest less than $200,000 in fixed assets during the remainder of 2007.
Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. Based on our current forecasts, our cash resources may not be sufficient to fund our planned operations for the remainder of 2007. We believe one of the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. As a result of the uncertainty of these many factors, we cannot give assurances that we will be able to continue operations in the absence of raising additional capital. Accordingly, we intend to raise funds in the next few months to continue operations in the absence of an improvement in our sales.
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
     Our independent registered public accounting firm has included in their audit report for fiscal 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern. Our prior firm included a similar explanatory paragraph in their audit report for 2004 and 2005. In the first half of 2007, we incurred a net loss of $4.9 million and had negative cash flows from operations of $2.5 million. In 2006, we incurred a net loss of $29.6 million and had negative cash flows from operations of $7.3 million
     Our financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.
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
     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We completed an analysis of our equity transactions and determined that we had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $98 million will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $91.2 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $86.4 million and are not subject to this limitation.
Recent Accounting Requirements
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
Forward-Looking Statements
     Please read the section in our 2006 Annual Report on Form 10-K entitled Item 1A “Risk Factors” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to our senior management, and we do not assume any duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There was no material change in our exposure to market risk at June 30, 2007 as compared with our market risk exposure on December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2006 Annual Report on Form 10-K.
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
     Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of June 30, 2007, that they are effective as described above.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Item 1A. Risk Factors.
     A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. There are no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K..
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We did not conduct any offerings of equity securities during the second quarter of this year that were not registered under the Securities Act of 1933.
               We did not repurchase any shares of our common stock during the second quarter of this year.
Item 4. Submission of Matters to a Vote of Security Holders.
               We did not submit any matters to a vote of security holders during the second quarter of this year.
Item 5. Other Information.
               (a) Additional Disclosures.
               None.
               (b) Stockholder Nominations.
                    There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.
Item 6. Exhibits.

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
     SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 09, 2007	/s/ William J. Buchanan

William J. Buchanan
Controller (Principal Financial Officer)

/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
President and Chief Executive Officer