Form 10-Q
period 2007-09-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2007-11-13
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The registrant had 12,483,367 shares of the common stock outstanding as of the close of business on October 1, 2007.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended September 29, 2007
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Net revenues:
Net commercial product revenues	$4,897,000	$2,277,000	$13,319,000	$9,463,000
Government and other contract revenues	1,002,000	1,844,000	2,432,000	3,525,000
Sub license royalties	11,000	—	20,000	—

Total net revenues	5,910,000	4,121,000	15,771,000	12,988,000

Costs and expenses:
Cost of commercial product revenues	4,220,000	2,697,000	11,736,000	9,827,000
Contract research and development	651,000	963,000	1,658,000	2,019,000
Other research and development	767,000	528,000	2,698,000	2,251,000
Selling, general and administrative	2,436,000	1,973,000	7,831,000	5,916,000
Goodwill impairment charge	—	—	20,107,000	—

Total costs and expenses	8,074,000	6,161,000	44,030,000	20,013,000

Loss from operations	(2,164,000)	(2,040,000)	(28,259,000)	(7,025,000)

Interest income	83,000	28,000	317,000	115,000
Interest expense	(11,000)	(9,000)	(35,000)	(30,000)

Net loss	$(2,092,000)	$(2,021,000)	$(27,977,000)	$(6,940,000)

Basic and diluted loss per common share	$(0.17)	$(0.16)	$(2.24)	$(0.56)

Weighted average number of common shares outstanding	12,483,367	12,483,367	12,483,367	12,483,367

See accompanying notes to the unaudited interim condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 29,
	2006	2007
	(See Note)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,487,000	$2,462,000
Accounts receivable, net	1,535,000	1,918,000
Inventory, net	5,978,000	3,863,000
Prepaid expenses and other current assets	507,000	520,000

Total Current Assets	13,507,000	8,763,000

Property and equipment, net of accumulated depreciation of $18,599,000 and $18,755,000 respectively	5,770,000	4,336,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,391,000 and $1,625,000, respectively	2,405,000	2,305,000
Other assets	222,000	210,000

Total Assets	$21,904,000	$15,614,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,725,000	$1,595,000
Accrued expenses	1,610,000	1,109,000
Shares to be issued		1,000,000
Current portion of lease obligations and long term debt	14,000	15,000

Total Current Liabilities	3,349,000	3,719,000

Other long term liabilities	604,000	599,000

Total Liabilities	3,953,000	4,318,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,367 shares issued and outstanding	12,000	12,000
Capital in excess of par value	208,825,000	209,083,000
Notes receivable from stockholder net	(27,000)	—
Accumulated deficit	(190,859,000)	(197,799,000)

Total Stockholders’ Equity	17,951,000	11,296,000

Total Liabilities and Stockholders’ Equity	$21,904,000	$15,614,000

See accompanying notes to the unaudited interim condensed consolidated financial statements
Note-December 31, 2006 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 29,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,977,000)	$(6,940,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,982,000	1,748,000
Non-cash impairment charge	20,107,000	—
Warrants-Options	183,000	258,000
Provision for excess and obsolete inventories	270,000	160,000
Reserve for impairment of note and interest receivable from Stockholder	43,000	(583,000)
Changes in assets and liabilities:
Accounts receivable	(388,000)	(383,000)
Inventory	(1,374,000)	1,955,000
Prepaid expenses and other current assets	122,000	597,000
Patents, licenses and purchased technology	(148,000)	(148,000)
Other assets	137,000	12,000
Accounts payable, accrued expenses and other long- term liabilities	(336,000)	(622,000)

Net cash used in operating activities	(7,379,000)	(3,946,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	26,000
Shares to be Issued		1,000,000
Purchases of property and equipment	(211,000)	(91,000)

Net cash used in investing activities	(211,000)	935,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(14,000)	(14,000)

Net cash used in financing activities	(14,000)	(14,000)

Net decrease in cash and cash equivalents	(7,604,000)	(3,025,000)
Cash and cash equivalents at beginning of period	13,018,000	5,487,000

Cash and cash equivalents at end of period	$5,414,000	$2,462,000

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
     We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide us a significant source of revenues. For the nine months ended September 29, 2007 and September 30, 2006, government related contracts account for 27% and 15%, respectively, of our net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In the first nine months of 2007, we incurred a net loss of $6.9 million and negative cash flows from operations of $3.9 million. In 2006, we incurred a net loss of $28.3 million and negative cash flows from operations of $7.4 million.
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe one of the key factors to our liquidity in the remainder of 2007 will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
     Our financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty. Our plans include the raising of additional capital. See below.
     On August 17, 2007, we entered into an agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) under which BAOLI has agreed to purchase 9,216,590 shares of STI’s common stock for $15.0 million. On November 9, 2007, we revised the terms of the transaction. As revised the transaction will involve the issuance of only 2,148,296 shares of common stock, with BAOLI receiving the remainder of its investment in non voting preferred stock with essentially the same economics as, and convertible into, 7,068,290 shares of common stock. Under the amended agreement, BAOLI can only convert shares of the preferred stock if it will not result in BAOLI holding more than 9.9% of our outstanding stock. In addition, we agreed to register BAOLI’s common stock under the Securities Act of 1993 in June, 2008. The preferred stock and the common stock issuable on conversion of that preferred stock will not be registered. The investment is scheduled to be made in several installments through the end of 2007; as of September 29, 2007 we had received $1.0 million. None of the shares will be issued until the full amount is received.
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
Accounts Receivable
     We sell predominantly to entities in the wireless communications industry and to entities of the United States Government. We grant uncollateralized credit to our customers. We perform ongoing credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectability. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off balance sheet credit exposure related to our customers.
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
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. For the most recent quarter and year to date, we disposed of $1.3 million of older, fully depreciated equipment. There was no gain or loss on said disposition.
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
Income Taxes
     In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $275.1 million and $143.4 million, respectively. We are currently evaluating the potential limitations on our ability to utilize our net operating loss carryforwards as a result of our recent financing transaction with BAOLI. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
Marketing Costs
     All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine month periods ended September 29, 2007 and September 30, 2006.
Net Loss per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).
     For the three and nine months ended September 29, 2007 and September 30, 2006 the weighted average fair values have been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Expected life in years	4.0	4.0	4.0	4.0
Risk free interest rate	4.88%	4.68%	4.82%	4.70%
Expected volatility	95%	95%	95%	95%
Dividend yield	0%	0%	0%	0%
     The expected life was based on the contractual term of the options and the historical employee exercise behavior. Typically, options to our employees have a 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we has never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on historical stock option cancellation rates over the last 4 years.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, income taxes and litigation. Actual results could differ from those estimates and such differences may be material to the financial statements. For the quarter and year to date, we reversed none and $319,000, respectively, of product line exit cost accruals. This accrual was established in 2002 in the amount of $1,042,000 and represented the estimated costs to be incurred with a customer to support commercial product units previously purchased from Conductus for a period of five years.
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
     We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In the nine months ended September 29, 2007, we had two customers that represented 56% of total net revenues. At September 29, 2007, these customers represented 42% of accounts receivable. In 2006, we had three customers that represented 44%, 20% and 16% of total net revenues. At December 31, 2006, these three customers represented 66% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
3. Short Term Borrowings
     We have a line of credit with a bank. The line of credit was renewed in July 2007 for a term of one year. The line of credit expires July 15, 2008 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the prime rate (7.75% at September 29, 2007) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at September 29, 2007.
     The agreement relating to this line of credit contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The failure to comply with these provisions, or the occurrence of any one of the events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings. Such representations, warranties and events of default include (a) non-payment of debt and interest hereunder, (b) non-compliance with terms of the agreement covenants, (c) insolvency or bankruptcy, (d) material adverse change, (e) merger or consolidation where our shareholders do not hold a majority of the voting rights of the surviving entity, (f) transactions outside the normal course of business, or (g) payment of dividends.
4. Stockholders’ Equity
Stock Options
     We currently have one active stock option plan, the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to our key employees, consultants, and non-employee directors. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. We expect to issue new shares to cover stock option exercises and have no plans to repurchase shares. There were no stock option exercises in 2006 or in the nine months ended September 29, 2007.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three months ended September 29, 2007 and September 30, 2006 was (i) $25,000 and $45,000 on net income and (ii) zero and zero on both basic and diluted earnings per share, respectively, and for the nine months ended September 29, 2007 and September 30, 2006 was (ii) $90,000 and $145,000 on net income and (ii) $0.01 and $0.01 on both basic and diluted earnings per share, respectively. No stock compensation cost was capitalized during either period. The weighted-average fair value at the grant date for options issued in the first nine months of 2007 was $1.12 per share versus $3.47 per share in the first nine months of 2006. The total compensation cost related to non-vested awards not yet recognized is $163,000 and the weighted-average period over which the cost is expected to be recognized is 1.4 years in the first nine months of 2007 versus $296,000 and 1.4 years in the first nine months of 2006.
     The following is a summary of stock option transactions under our stock option plans at September 29, 2007:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2006	1,154,941	$1.43-$493.75	$38.33	1,067,296	$41.13
Granted	35,300	$1.58-$2.11	$1.63
Exercised	—	—	—
Canceled	(364,188)	$8.00-$471.25	$37.26

Balance at September 29, 2007	826,053	$1.43-$493.75	$37.17	741,127	$41.12

     The outstanding options expire by the end of July 2017. The weighted-average contractual term of options outstanding is 5.6 years and the weighted-average contractual term of stock options currently exercisable is slightly less than 5.6 years. The exercise prices for these options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $30.7 million. At September 29, 2007, 354,300 shares, with an intrinsic value of $459,000, of outstanding stock options had an exercise price less than the current market value. At September 29, 2007, 271,000 of these shares were exercisable, with an intrinsic value of $118,000.
     In July 2007, certain of our employees and directors voluntarily surrendered options to purchase 307,374 shares with an average exercise price of $38.95 per share. These options are included in the year to date options canceled. Because all of these options had been previously expensed, there was no additional expense as a result of this surrender.

Restricted Stock Awards
     In July 2006, we issued restricted stock awards for the first time. A total of 331,000 shares were granted and will fully vest in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture rate was assumed. At September 29, 2007, 318,000 of these shares were outstanding.
     The impact to the Consolidated Statement of Operations for the three and nine months ended September 29, 2007 was an expense of $56,000 and $168,000 and zero and $0.01 on both basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized is $186,000 and the weighted-average period over which the cost is expected to be recognized is 10 months. For the three and nine months ended September 30, 2006 the expense was $37,000 and zero on both basic and diluted earnings per share.
Warrants
     The following is a summary of our outstanding warrants at September 29, 2007:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to issuance of common stock
	140,658	$11.90	December 17, 2007*
	116,279	29.00	June 24, 2008*
	342,466	7.08	August 16, 2010* **
Warrants related to April 2004 Bridge Loans	110,880	8.34	April 28, 2011* **
	10,000	18.50	April 28, 2011*

Total	720,283

*	The terms of these warrants contain net exercise provisions, under which (holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares up to 30 days immediately preceding the exercise date.

**	These warrants contain anti-dilution adjustment provisions relating to the price of future stock issuances.
5. Earnings Per Share
     The computation of per share amounts for the three month periods ended September 30, 2006 and September 29, 2007 is based on the average number of common shares outstanding for the period. Options, stock awards and warrants to purchase 2,335,318 and 1,864,336 shares of common stock during the three and nine month periods ended September 30, 2006 and September 29, 2007, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
6. Commitments and Contingencies
Operating Leases
     We lease our offices and production facilities under non-cancelable operating leases that expire at various times over the next six years. Generally, these leases contain escalation clauses for increases in annual renewal options and require us to pay utilities, insurance, taxes and other operating expenses.
     Rent expense totaled $275,000 and $823,000 for the three and nine month periods ended September 29, 2007, and $297,000 and $870,000 for the three and nine month periods ended September 30, 2006, respectively.
Capital Leases
     We had no capital leases at September 29, 2007 and $15,000 in capital leases at December 31, 2006.

Patents and Licenses
     We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate in 2009 to 2020. For the three and nine months ended September 29, 2007, royalty expense totaled $43,000 and $129,000, respectively. For the three and nine months ended September 30, 2006, royalty expense totaled $40,000 and $117,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.
     The minimum lease payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases
Remainder of 2007	$150,000	$318,000
2008	150,000	1,304,000
2009	150,000	1,349,000
2010	150,000	1,396,000

2011	150,000	1,313,000

Thereafter	1,200,000	—

Total payments	$1,950,000	$5,680,000

7. Contractual Guarantees and Indemnities
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
Short Term Borrowings
     Advances under our line of credit with the bank are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this facility at September 29, 2007.
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

	December 31,	September 29,
	2006	2007
Accounts receivable:
Accounts receivable-trade	$1,117,000	$971,000
U.S. government accounts receivable-billed	493,000	1,022,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$1,535,000	$1,918,000

	December 31,	September 29,
	2006	2007
Inventories:
Raw materials	$2,368,000	$2,284,000
Work-in-process	716,000	737,000
Finished goods	4,261,000	2,011,000
Less inventory reserve	(1,367,000)	(1,169,000)

	$5,978,000	$3,863,000

	December 31,	September 29,
	2006	2007
Property and Equipment:
Equipment	$17,186,000	$15,952,000
Leasehold improvements	6,732,000	6,732,000
Furniture and fixtures	451,000	407,000

	24,369,000	23,091,000
Less: accumulated depreciation and amortization	(18,599,000)	(18,755,000)

	$5,770,000	$4,336,000

     At December 31, 2006 equipment includes $237,000 of assets financed under capital lease arrangements, net of $223,000 of accumulated amortization. There were no assets under capital lease arrangements at September 29, 2007. Depreciation expense amounted to $534,000 and $1,738,000 for the three and nine month periods ended September 30, 2006 and $501,000 and $1,548,000 for the three and nine month periods ended September 29, 2007, respectively.

	December 31,	September 29,
	2006	2007
Patents and Licenses:
Patents pending	$628,000	$703,000

Patents issued	899,000	972,000
Less accumulated amortization	(286,000)	(331,000)

Net patents issued	613,000	641,000

Licenses	563,000	563,000
Less accumulated amortization	(100,000)	(125,000)

Net licenses	463,000	438,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,005,000)	(1,183,000)

Net purchased technology	701,000	523,000

	$2,405,000	$2,305,000

     Amortization expense related to these items totaled $82,000 and $244,000 for the three and nine month periods ended September 30, 2006 and $82,000 and $248,000 for the three and nine month periods ended September 29, 2007, respectively. Amortization expenses are expected to total $82,000 for the remainder of 2007, $220,000 in each of the years 2008 and 2009 and $96,000 in each of the years 2010 and 2011.

	December 31,	September 29,
	2006	2007
Accrued Expenses and Other Long Term
Liabilities:
Salaries Payable	$287,000	$172,000
Compensated Absences	379,000	401,000
Compensation related	299,000	170,000

Warranty reserve	428,000	470,000
Lease abandonment costs	8,000	—
Product line exit costs	319,000	—
Deferred Rent	390,000	379,000
Shares to be Issued		1,000,000
Other	104,000	131,000

	2,214,000	2,723,000
Less current portion	(1,610,000)	(2,124,000)

Long term portion	$604,000	$599,000

	For the nine months ended,
	December 31,	September 29,
	2006	2007
Warranty Reserve Activity:
Beginning balance	$491,000	$428,000
Additions	140,000	75,000
Deductions	(203,000)	(33,000)

Ending balance	$428,000	$470,000

Lease Abandonment Costs:
Beginning balance	$225,000	$8,000
Additions	—	—
Deductions	(217,000)	(8,000)

Ending balance	$8,000	—

Product Line Exit Costs:
Beginning balance	$402,000	$319,000
Additions	—	—
Deductions	(83,000)	(319,000)

Ending balance	$319,000	—

Severance Costs:
Beginning balance	$32,000	—
Additions	81,000	—
Deductions	(113,000)	—

Ending balance	—	—

9. Subsequent Events
New Sales Agreement
     On October 30, 2007, we announced a sales agreement with China Corporate Credit Assurance Co. Ltd. (CCAC) for our SuperLink solution, thereby establishing a mechanism for us to supply our products to China while the process of forming the BAOLI joint venture proceeds.
New Financing Agreement
     As of November 9, 2007, we had received an aggregate of $4.0 million of the total of $15.0 million due under our financing arrangement with BAOLI. See “Note 2 — Summary of Significant Accounting Practices — Basis of Presentation” as well as “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent developments — New Financing Agreement. Some of the payments have been somewhat delayed from their original schedule by Chinese currency control regulations, but all are expected before the end of 2007. On November 9, 2007, we revised the terms of the transaction. As revised the transaction will involve the issuance of only 2,148,296 shares of common stock, with BAOLI receiving the remainder of its investment in non voting preferred stock with essentially the same economics as, and convertible into, 7,068,290 shares of common stock. Under the amended agreement, BAOLI can only convert shares of the preferred stock if it will not result in BAOLI holding more than 9.9% of our outstanding stock. In addition, we agreed to register BAOLI’s common stock under the Securities Act of 1993 in June, 2008. The preferred stock and the common stock issuable on conversion of that preferred stock will not be registered. This restructuring is not intended to change the substantive economic terms of the transaction.
Results of Shareholder Meeting
     On October 23, 2007, at our annual shareholder meeting, the shareholders approved an increase in the number of shares authorized to be issued under our 2003 Equity Incentive Plan from 1,200,000 shares to 2,500,000. The selection of Stonefield Josephson, Inc as independent auditors as well as the election of all Class 3 Directors were also approved.
Joint Venture
     On November 9, 2007, we signed a binding definitive agreement for a joint venture with Hunchun BaoLi Communications Co. Ltd. (BAOLI) to manufacture and market our SuperLink interference elimination solution for the China market. Under the terms of the agreement, we will provide an exclusive license in the China market of the enabling technology and BAOLI will provide the manufacturing expertise and financing. BAOLI holds 55 percent of the equity in the joint venture. We hold 45 percent and will receive a royalty on sales. The joint venture still needs to obtain certain governmental approvals before it can become operational.
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
     We currently sell most of our commercial products directly to wireless network operators in the United States. Our primary customers to date include ALLTEL, AT&T, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2007 and Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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
Recent Developments
New Financing Agreement
     On August 17, 2007, we entered into an agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) under which BAOLI has agreed to invest $15.0 million in exchange for 9,216,590 shares of our common stock. The purchase price is $1.6275 per share, based on a five percent premium over the average closing price of our common stock on the NASDAQ stock exchange for the 30 days ending August 17, 2007. The investment is scheduled to be made in several installments through the end of 2007; as of November 9, 2007, we had received an aggregate of $4.0 million of the total of $15.0 million. Some of the payments have been somewhat delayed from their original schedule by Chinese currency control regulations, but all are expected before the end of 2007. On November 9, 2007, we revised the terms of the transaction. As revised the transaction will involve the issuance of only 2,148,296 shares of common stock, with BAOLI receiving the remainder of its investment in non voting preferred stock with essentially the same economics as, and convertible into, 7,068,290 shares of common stock. This restructuring is not intended to change the substantive economic terms of the transaction. We are also currently evaluating the potential limitations on our ability to utilize our net operating loss carryforwards as a result of this transaction.
Joint Venture
     On November 9, 2007, we signed a binding definitive agreement for a joint venture with Hunchun BaoLi Communications Co. Ltd. (BAOLI) to manufacture and market our SuperLink interference elimination solution for the China market. Under the terms of the agreement, we will provide an exclusive license in the China market of the enabling technology and BAOLI will provide the manufacturing expertise and financing. BAOLI holds 55 percent of the equity in the joint venture. We hold 45 percent and will receive a royalty on sales. The joint venture still needs to obtain certain governmental approvals before it can become operational.
New Sales Agreement
     On October 30, 2007, we announced a sales agreement with China Corporate Credit Assurance Co. Ltd. (CCAC) for our SuperLink solution, thereby establishing a mechanism for us to supply our products to China while the process of forming the BAOLI joint venture proceeds.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, including intangible assets, income taxes, warranty obligations, and contingencies. We base our estimates on historical experience and on various other assumptions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment as we believe appropriate based on revised estimates and reconciliation to the actual results when available.
     We identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. We have not made any material changes to these policies as disclosed in that report.
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $647,000 at September 29, 2007, as compared to $75,000 at December 31, 2006.

Results of Operations
Quarter and nine months ended September 29, 2007 as compared to the quarter and nine months ended September 30, 2006
     Total net revenues decreased by $1.8, or 30%, to $4.1 million in the third quarter of 2007 from $5.9 million in the third quarter of 2006. Total net revenues decreased by $2.8 million, or 18%, to $13.0 million in the first nine months of 2007 from $15.8 million in the same period last year. Total net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues decreased to $2.3 million in the third quarter of 2007 from $4.9 million in the third quarter of 2006, a decrease of $2.6 million, or 54%. For the first nine months of 2007, net commercial product revenues decreased $3.8 million to $9.5 million from $13.3 million in the same period last year, a decrease of 29%. The decrease is primarily the result of lower sales of our SuperPlex products. Our three largest customers accounted for 63% of our total net revenues in the first nine months of 2007. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues increased to $1.8 million in the third quarter of 2007 from $1.0 million in the third quarter of 2006, an increase of $842,000, or 84%. For the first nine months of 2007, government contract revenues increased to $3.5 million from $2.4 million in the same period last year, an increase of $1.1 million, or 45%. The increase is attributable to the addition of new and larger contracts in 2007.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $2.7 million for the third quarter of 2007 compared to $4.2 million for the third quarter of 2006, a decrease of $1.5 million, or 36%. For the first nine months of 2007, the cost of commercial product revenues totaled $9.8 million as compared to $11.7 million for the first nine months of 2006, a decrease of $1.9 million or 16%. For the year to date, decreased costs resulted primarily from lower production as a result of lower sales. There was also a reversal of a $319,000 product line exit cost accrual year to date. This accrual was established in 2002 in the amount of $1,042,000 and represented the estimated costs to be incurred with a customer to support commercial product units previously purchased from Conductus for a period of five years.
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
     The following is an analysis of our commercial product gross profit and margins:
Dollars in thousands

	Three Months Ended				Nine Months Ended
	September 30,		September 29,		September 30,		September 29,
	2006		2007		2006		2007
Net commercial product sales	$4,897	100%	$2,277	100%	$13,319	100%	$9,463	100%
Cost of commercial product sales	4,220	86%	2,697	118%	11,736	88%	9,827	104%

Gross profit	$677	14%	$(420)	(18)%	$1,583	12%	$(364)	(4)%

     We had a gross loss of $420,000 in the third quarter of 2007 from the sale of our commercial products as compared to a gross profit of $677,000 in the third quarter of 2006. For the nine months ended September 29, 2007, we had a gross loss of $364,000 from the sale of our commercial products as compared to a gross profit of $1.6 million in the nine months ended September 30, 2006. Our gross margins were adversely impacted by lower sales volume as well as charges for excess and obsolete inventory of approximately $160,000 and $270,000 in the first nine months of 2007 and 2006, respectively. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $963,000 in the third quarter of 2007 as compared to $651,000 in the third quarter of 2006 and represented 52% and 65% of government revenue, respectively. These expenses totaled $2.0 million in the first nine months of 2007 and $1.7 million in the first nine months of 2006 and represented 57% and 68% of government revenue, respectively. The expense increase was the result of higher expenses associated with performing our government contracts in the first quarter and two new contracts added in the second quarter. The expenses in 2007 represented a lower percent of government revenue for both the quarter and year to date due to greater overhead absorption associated with increased government revenues.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $528,000 in the third quarter of 2007 as compared to $767,000 in the same quarter of the prior year and totaled $2.3 million in the first nine months of 2007 and $2.7 million in the first nine months of 2006. The decrease in the third quarter expenses was due to increased efforts on new government contracts consuming more of our engineering resources, which were included in contract research and development expenses.
     Selling, general and administrative expenses totaled $2.0 million in the third quarter of 2007, as compared to $2.4 million in the third quarter of the prior year. In the first nine months of 2007, these expenses totaled $5.9 million as compared to $7.8 million in the same period last year. The lower expenses in 2007 for the quarter resulted primarily from lower insurance premiums and lower selling costs. The lower expenses in 2007 year to date resulted primarily from lower insurance premiums and lower selling costs combined with the second quarter reversal of a $610,000 reserve (see “Settlement of Litigation” under Legal Proceedings Note to the Financial Statements).
     Interest expense in the three months and nine months ended September 29, 2007 amounted to $9,000 and $30,000, as compared to $11,000 and $35,000 in the three months and nine months ended September 30, 2006.
     We had a net loss of $2.0 million for the quarter ended September 29, 2007, as compared to a net loss of $2.1 million in the same period last year. For the nine months ended September 29, 2007, our loss totaled $6.9 million as compared to a net loss of $28.0 million in the same period last year.
     The net loss available to common shareholders totaled $0.16 per common share in the third quarter of 2007, as compared to a net loss of $0.17 per common share in the same period last year. The net loss available to common shareholders totaled $0.56 per common share in the first nine months of 2007, as compared to a net loss of $2.24 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
     As of September 29, 2007, we had working capital of $5.0 million, including $2.5 million in cash and cash equivalents, as compared to working capital of $10.2 million at December 31, 2006, which included $5.5 million in cash and cash equivalents. In August 2007 our cash position was increased by the first installment of $1.0 million from BAOLI. An additional $3.0 million was received in October, 2007 and is not included in these third quarter financials. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents decreased by $3.0 million to $2.5 million at September 29, 2007 from $5.5 million at December 31, 2006. Cash during this period was used primarily in operations and to a lesser extent for the purchase of property and equipment and for the payment of long-term borrowings.
     Cash used in operations totaled $3.9 million in the first nine months of 2007. We used $4.9 million to fund the cash portion of our net loss. We also used cash to fund a $1.0 million increase in accounts receivable and accounts payable payments. These uses were offset by cash generated from the sale of inventory, prepaid expenses and other assets totaling $2.0 million. Cash used in operations totaled $7.4 million in the first nine months of 2006. We used $5.6 million to fund the cash portion of our net loss. We also used cash to fund a $2.1 million increase in inventory, accounts receivable and accounts payable payments. These uses were partially offset by cash generated from the reduction of prepaid expenses and other assets totaling $259,000.
     Net cash provided by investing activities totaled $935,000 in the first nine months of 2007 as compared to $211,000 used in investing activities in the first nine months of last year. We received the first $1.0 million from our financing with BAOLI on August 31, 2007. The financing payment was partially off set by $91,000 expenditures related primarily to purchases of manufacturing equipment and facilities improvements to increase our production capacity. The first nine months 2007 investing activity is net of $26,000 in equipment sales.

     Net cash used in financing activities totaled $14,000 in the first nine months of 2007 and 2006, and was used to pay down our long term debt.
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
     As noted above, we have an agreement with BAOLI under which BAOLI has agreed to invest $15.0 million in exchange for equity. The investment is scheduled to be made in several installments through the end of 2007; as of November 7, 2007, we had received an aggregate of $4.0 million of the total of $15.0 million.
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit was renewed in July 2007 for a term of one year. The line of credit expires July 15, 2008. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (7.75% at September 29, 2007) plus 2.50% per annum subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at September 29, 2007. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     During the third quarter of 2007, there were no material changes outside the ordinary course of our business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
Capital Expenditures
     We plan to invest less than $100,000 in fixed assets during the remainder of 2007.
Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
     Our independent registered public accounting firm has included in their audit report for fiscal 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern. Our prior firm included a similar explanatory paragraph in their audit report for 2004 and 2005. In the first nine months of 2007, we incurred a net loss of $6.9 million and had negative cash flows from operations of $3.9 million. In 2006, we incurred a net loss of $29.6 million and had negative cash flows from operations of $7.4 million
     As noted above, we have an agreement with BAOLI under which BAOLI has agreed to invest $15.0 million in exchange for equity. We expect to be able to satisfy our expected liquidity needs for at least the next twelve months from the proceeds of this transaction and cash flow from operations.
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

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We completed an analysis of our equity transactions and determined that we had a change in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards incurred prior to the change of ownership totaling $98 million will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $91.2 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $86.4 million and are not subject to this limitation. We are currently evaluating the potential limitations on our ability to utilize our net operating loss carryforwards as a result of the BOALI transaction.
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
Forward-Looking Statements
          Please read the section in our 2006 Annual Report on Form 10-K entitled Item 1A “Risk Factors” for a description of additional uncertainties and factors that may affect our forward-looking statements. We are not aware of any material adverse changes to those risk factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are not aware of any material change in our exposure to market risk at September 29, 2007 as compared with our market risk exposure on December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2006 Annual Report on Form 10-K.
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
     Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of September 29, 2007, that they are effective as described above.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors.
     A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. We note that we have recently signed a definitive agreement to significantly expand our international involvement through a distribution arrangement and joint venture in China. When international operations become a more significant part of our operations, the risks related to such operations, some of which are described in the “Risk Factors” section, will also become more significant to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not conduct any offerings of equity securities during the quarter of this year that were not registered under the Securities Act of 1933.
     We did not repurchase any shares of our common stock during the third quarter of this year.
Item 4. Submission of Matters to a Vote of Security Holders.
     We did not submit any matters to a vote of security holders during the third quarter of this year.
Item 5. Other Information.
(a)	Additional Disclosures.

None.

(b)	Stockholder Nominations.
               There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.
Item 6. Exhibits.

Number	Description of Document
10.1	August 17, 2007 investment agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) (*)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Statement of Principal Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Statement of Principal Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (*)

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: November 13, 2007	/s/ William J. Buchanan
William J. Buchanan
Controller (Principal Financial Officer)

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer