Form 10-K
period 2007-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2008-03-27
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 690-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ or     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ or     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ or     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ or No ☑

The aggregate market value of the common stock held by non-affiliates was $15.9 million as of June 30, 2007 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $1.49 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 15,612,775 shares of common stock outstanding as of the close of business on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2007

Unless otherwise noted, the terms “we,” “us,” “our” and “STI” refer to the combined and ongoing business operations of Superconductor Technologies Inc. and its subsidiaries

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or which we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Our Company

We design, manufacture, market and sell high performance infrastructure products for wireless voice and data applications. Our products are utilized in major wireless networks throughout the United States which support voice and data communications by use of cell phones and other wireless communication devices.

Our products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. Our SuperLink utilizes patented high-temperature superconductor (HTS) technology to create a receiver front-end that enhances network performance. Today, we are leveraging our expertise and proprietary technology in radio frequency (RF) engineering to expand our product line beyond HTS technology. We believe our RF engineering expertise provides us with a significant competitive advantage in the development of high performance, cost-effective solutions for wireless telecommunications networks.

We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, AT&T, Sprint Nextel, T-Mobile, and Verizon Wireless. We have a concentrated customer base. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2007 and Verizon Wireless, ALLTEL, and T-Mobile each accounted for more than 10% of our commercial revenues in 2006. We plan to continue to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. During 2007, we formed a joint venture to gain access to the Chinese market.

Industry Background.  The ability to provide high quality service to subscribers is becoming increasingly difficult for wireless operators as the number of users grows, minutes of use increase and the market for wireless data services expands. Wireless service providers in both rural and urban areas are encountering radio frequency interference due to greater subscriber density and a larger number of users on adjacent channels. This reduced signal quality and higher percentage of dropped calls can lead to lower system utilization, decreased revenue and, ultimately, higher rates of customer churn. Some service providers are also facing network capacity constraints.

As a result, wireless carriers are seeking to cost-effectively reduce interference, increase capacity, expand coverage to improve the quality of their systems and, utilize their spectrum in the most efficient manner possible.

Our Solution.  We leverage our expertise in RF technology to cost effectively deliver interference protection and increased sensitivity to our wireless carrier customers. Our solutions provide the following quality-of-service improvements:

•	reduction of dropped calls and network access failures;

•	elimination of interference from other sources such as specialized mobile radio handsets and other base stations;

•	increased in-building penetration;

•	reduction in base station noise figure; and

•	improved handset power consumption

Our Products.  Our solutions consist of the following three product lines:

•	SuperLink combines HTS filters with a proprietary cryogenic cooler and an ultra low-noise amplifier to create a highly compact and reliable receiver front-end that can simultaneously deliver both high selectivity (interference rejection) and high sensitivity (detection of low level signals).

•	AmpLink is a ground-mounted unit which includes a high-performance amplifier that provides increased sensitivity.

•	SuperPlex is a line of multiplexers that provides extremely low insertion loss and excellent cross-band isolation.

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

Government Contracts.  We also generate significant revenues from government contracts. We primarily pursue government research and development contracts which complement our commercial product development, but we also pursue government product opportunities. We undertake government contract work which has the potential to add to or improve our commercial product line. These contracts often yield valuable intellectual property relevant to our commercial business. We typically own the intellectual property developed under these contracts, and the Federal Government receives a royalty-free, non-exclusive and nontransferable license to use the intellectual property in the United States.

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

We have a concentrated customer base. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2007; Verizon Wireless, ALLTEL and T-Mobile each accounted for more than 10% of our commercial revenues in 2006 and 2005. We sell using a direct sales force in the U.S. to focus on the Tier I wireless carriers. We use indirect channels to market our products to select customers internationally.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $352,000 at December 31, 2007, as compared to $75,000 at December 31, 2006.

How We Use Government Contracts to Fund Technology Development

Our strategy is to continue to pursue government research and development contract awards which complement our commercial product and technology development and allow for commercialization of the underlying technology. Since our inception in 1987, a substantial part of our revenues have been from research and development contracts with the U.S. government or as a subcontractor to a supplier to the U.S. government. Nearly all of these revenues were paid under contracts with the U.S. Department of Defense. We interact with various government agencies to identify opportunities and actively solicit partners for product development proposals. Since 1988, we have successfully obtained a number of classified and non-classified government contracts for superconductor research, including one of the largest non-classified HTS awards from the Defense Advanced Research Projects Agency (DARPA) through the Office of Naval Research. In addition to actively soliciting government contracts, we have participated in the Small Business Innovative Research, (SBIR) and Small Business Technology Transfer (STTR) programs. We have been awarded 34 Phase I SBIR/STTR contracts, each of which typically generates up to $100,000 in revenues. We have been successful in converting nine of these Phase I contracts into Phase II programs, each of which typically generates up to $750,000 in revenues, and we converted one of these contracts into a Phase III program valued at $2.2 million. Since our formation, government contracts have provided us approximately $98 million of revenue and remain a significant source of revenue today. We also develop and sell RF transceiver front-end products that utilize our unique HTS filter and cryogenics technologies to the US Government and we intend to continue growing this government products business.

Our Manufacturing Capabilities

Our manufacturing process involves the assembly of numerous individual components and precision tuning by production technicians. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housing, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. Principal components of our AmpLink and SuperPlex products are produced by foreign manufacturers. We currently manufacture our SuperLink systems at our facilities in Santa Barbara, California.

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

In early 2006, we launched our high volume AmpLink assembly and distribution center within the existing Santa Barbara site. The 3,200 square foot production facility has the capacity to produce 10,000 AmpLink units annually which can be increased to 20,000 units with no additional capital expenditure. The production line is supported by a newly refurbished 8,000 square foot warehouse and distribution center. The manufacturing and distributions centers are tightly linked to provide the most efficient and rapid order fulfillment capabilities for up to 200 AmpLink units per week.

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

We have an extensive patent portfolio for the technology relevant to our SuperLink products, government products and related business. As of December 31, 2007, we held 53 U.S. patents in the following categories which are currently relevant to this business:

•	6 patents for technologies directed toward producing thin-film materials and structures expiring in 2010 to 2024;

•	26 patents for cryogenic and non-microwave circuit designs expiring in 2010 to 2024;

•	16 patents covering cryogenics, packaging and systems expiring in 2013 to 2024; and

•	5 patents covering other superconducting technologies expiring in 2013 to 2015.

We also had 24 U.S. patent applications pending as of December 31, 2007 which are currently relevant to our business. As of that date, we held 14 foreign issued patents and 31 foreign patents pending.

We have trade secrets, unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

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

We have historically TBCCO as the primary HTS material in our SuperLink product line. In the fourth quarter of 2004, we shifted all of our production from TBCCO to YBCO to lower the product manufacturing cost of the SuperLink. We have a non-exclusive license in the U.S. and selected foreign countries to the primary patents on YBCO from Lucent and TBCCO from the University of Arkansas. We use HTS materials as the base material to produce “thin film” microelectronics, primarily RF filters, in our SuperLink product line. We manufacture YBCO using proprietary processes, including proprietary manufacturing techniques. We believe that the process technology we have developed produces state of the art HTS thin-films of the highest quality using YBCO.

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

We have devoted a significant portion of our engineering resources to design and model the complex RF circuitry that is basic to our products. The expertise of this highly qualified team has allowed us to design and fabricate very precise individual components, such as RF signal filters. We have developed computer simulation systems to design our products and this RF circuitry design capability has allowed us to produce extremely small, high-performance circuits. Some of our design and engineering innovations have been patented; others are the subjects of pending patent applications. We believe that our RF engineering expertise provides us with a unique competitive advantage. These capabilities also allow us to begin pursuing additional market segments, such as in the area of handset filters.

The availability of a low-cost, highly reliable, compact cooling technology is critical to the successful commercialization of our superconducting products. Prior to our efforts, no such cryogenic cooler had been commercially available. In response to this lack of availability, we developed a low-cost, highly reliable low-power cooler designed to cool to 77K (-196°C) with sufficient cooling capacity for our superconducting applications. Our SuperLink systems have logged in excess of 200 million hours of cumulative operation. The cryogenic coolers in our current models have demonstrated a “mean time between failure” (the industry standard measurement) of greater than one million hours. The design was based in part on patents licensed by us from Sunpower, Inc. We believe our internally developed cooler, which is both compact enough and reliable enough to meet the most demanding wireless industry standards, provides us with a significant and unique competitive advantage.

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

Employees

We employed a total of 129 people as of December 31, 2007: 54 in manufacturing, 35 in research and development, 19 in sales and marketing and 21 in administration. Nine of our employees have Ph.D.s, and fourteen others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our employees are not represented by a labor union and we believe that our employee relations are good.

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

In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of $5.4 million. In 2006, we incurred a net loss of $29.6 million and had negative cash flows from operations of $7.3 million. Our independent registered public accounting firm has included in their audit report for fiscal 2007 and 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern. Our prior independent registered public accounting firm included a similar explanatory paragraph in their audit report for 2005.

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

At December 31, 2007 we had $3.9 million in cash and in January 2008 we received the remaining $11.0 million from our investment agreement with Hunchun BaoLi Communication Co. Ltd., or BAOLI, whereby in exchange for $15.0 million in cash we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible under certain conditions into 6,115,230 shares of our common stock). If actual cash flows deviate significantly from forecasted amounts or if we believe operations require additional funding we cannot assure you that additional financing will be available on acceptable terms or at all.

If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, it might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

We rely on a small number of customers for the majority of our commercial revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, could have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of wireless carriers. We derived 75% of our commercial product revenues from Verizon Wireless and AT&T in 2007 and 96% of our commercial product revenues from ALLTEL, Verizon Wireless and T-Mobile in 2006. Our future success depends upon the wireless carriers continuing to purchase our products, and fluctuations in demand from such customers could negatively impact our results. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition.

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

We depend upon government contracts for a substantial amount of revenue and our business may suffer if significant contracts are terminated, adversely modified, or we are unable to win new contracts.

We derive a portion of our revenue from a few large contracts with the U.S. government. As a result, a reduction in, or discontinuance of, the government’s commitment to current or future programs could materially reduce government contract revenue.

Contracts involving the U.S. government may include various risks, including:

•	termination by the government;

•	reduction or modification in the event of changes in the government’s requirements or budgetary constraints;

•	increased or unexpected costs causing losses or reduced profits under contracts where prices are fixed or unallowable costs under contracts where the government reimburses for costs and pays an additional premium;

•	risks of potential disclosure of confidential information to third parties;

•	the failure or inability of the main contractor to perform its contract in circumstances where we are a subcontractor;

•	the failure of the government to exercise options for additional work provided for in the contracts; and

•	the government’s right in certain circumstances to freely use technology developed under these contracts.

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

In November 2007, we signed a binding definitive agreement for a joint venture with BAOLI to manufacture and market our SuperLink® interference elimination solution for the China market. In addition to facing many of the risks faced by our domestic business, if that joint venture or any other international operation we may have is to be successful, we (together with any joint venture partner) must recruit the necessary personnel and develop the facilities needed to manufacture and sell the products involved, must learn about the local market (which may significantly different from our domestic market), must build brand awareness among potential customers and must compete successfully with local organizations with greater market knowledge and potentially greater resources than we have. We must also obtain a number of critical governmental approvals from both the United States and the local country governments on a timely basis, including those related to any transfers of our technology. We must establish sufficient controls on any foreign operations to ensure that those operations are operated in accordance with our interests, that our intellectual property is protected and that our involvement does not inadvertently create potential competitors. There can be no assurance that these conditions will be met. Even if they are met, the process of building our international operations could divert financial resources and management attention from other business concerns. Finally, our international operations will also be subject to the general risks of international operations, such as:

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

As of December 31, 2007, we had outstanding warrants and options exercisable for an aggregate of 1,210,603 shares of common stock at a weighted average exercise price of $25.92 per share. We have registered the issuance of all these shares, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

None.

ITEM 2.	PROPERTIES

We lease all of our properties. All of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 71,000 square feet in this complex under a long-term lease that expires in 2011. We believe that our Santa Barbara facilities are adequate to meet current and reasonably anticipated needs for approximately the next two years.

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

On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit. As per the agreement, we received a payment of $610,000 on April 2, 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of Mr. Shalvoy’s second purported option exercise including cancellation of the related note.

Routine Litigation

We may be involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, operating results or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Shareholders was held on October 23, 2007. The following matters were submitted to a vote of our shareholders:

1. Election of two Class 3 Directors. The following directors were elected to hold office until the 2010 Annual Meeting or until their successors are elected and qualified:

Directors	Votes For	Votes Withheld

John D. Lockton	10,279,801	210,743
David W. Vellequette	10,287,800	202,744

2. Approval to Amend the 2003 Equity Incentive Plan:

In Favor Of	Against	Abstain

2,425,588	148,018	18,737

3. Ratification of the appointment of Stonefield Josephson, Inc. as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2007.

In Favor Of	Against	Abstain

10,277,793	53,137	159,614

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low intraday sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low

2007
Quarter ended March 31, 2007	$2.60	$1.60
Quarter ended June 30, 2007	$2.16	$1.40
Quarter ended September 29, 2007	$10.90	$1.38
Quarter ended December 31, 2007	$13.77	$5.50
2006
Quarter ended April 1, 2006	$6.70	$3.21
Quarter ended July 1, 2006	$4.54	$1.90
Quarter ended September 30, 2006	$2.10	$1.30
Quarter ended December 31, 2006	$3.24	$1.43

Holders of Record

We had 123 holders of record of our common stock on February 29, 2008. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 15,000 round lot beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future, and our line of credit does not allow the payment of dividends.

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of Series A Preferred (on an as converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2007 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
Securities
	Number of		Remaining Available
	Securities to Be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan Category	and Rights	and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	741,858	$34.24	1,575,397
Equity compensation plans not approved by security holders	—	—	—

Total	741,858	$34.24	1,575,397

Stock Performance Graph

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2002 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07
Superconductor Technologies	$100.00	$591.49	$147.87	$45.74	$18.83	$59.04
Nasdaq Composite	100.00	150.01	162.89	165.13	180.85	198.60
Nasdaq-Telecommunications	100.00	168.74	182.23	169.09	216.03	235.85

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Net commercial product revenues	$38,577	$16,787	$21,080	$17,697	$12,787
Government contract revenues	10,759	6,189	3,107	3,361	5,115
Sub license royalties	58	28	22	20	—

Total net revenues	49,394	23,004	24,209	21,078	17,902
Costs and expenses:
Cost of commercial product revenues	28,249	23,421	18,989	15,922	12,944
Contract research and development	6,899	4,465	2,806	2,407	2,906
Other research and development	4,697	5,036	4,214	3,488	3,172
Selling, general and administrative	20,567	16,051	11,442	9,086	8,123
Restructuring expenses and impairment charges	—	4,128	1,197	38	—
Write off of Goodwill	—	—	—	20,107	—

Total costs and expenses	60,412	53,101	38,648	51,048	27,145

Loss from operations	(11,018)	(30,097)	(14,439)	(29,970)	(9,243)
Other income (expense), net	(327)	(1,120)	226	346	117

Net loss	$(11,345)	$(31,217)	$(14,213)	$(29,624)	$(9,126)

Basic and diluted net loss per share:
Net loss per common share	$(1.81)	$(3.71)	$(1.24)	$(2.37)	$(0.73)

Weighted average number of shares Outstanding	6,269	8,424	11,419	12,483	12,488

	December 31,
	2003	2004	2005	2006	2007

Balance Sheet Data:
Cash and cash equivalents	$11,144	$12,802	$13,018	$5,487	$3,939
Working capital	15,576	16,146	17,218	10,158	3,293
Total assets	68,123	62,358	52,045	21,904	16,625
Long-term debt, including current portion	721	76	33	618	563
Total stockholders’ equity	52,220	49,249	47,257	17,951	9,190

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

General

We design, manufacture, market and sell high performance infrastructure products for wireless voice and data applications. Our products are utilized in major wireless networks throughout the United States which support voice and data communications by use of cell phones and other wireless communication devices.

Our products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. Our SuperLink solution utilizes patented high-temperature superconductor (HTS) technology to create a receiver front-end that enhances network performance. Today, we are leveraging our expertise and proprietary technology in radio frequency (RF) engineering to continue to expand our product line beyond HTS technology. We believe our RF engineering expertise provides us with a significant competitive advantage in the development of high performance, cost-effective solutions for wireless telecommunications networks.

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

We currently sell most of our commercial products directly to wireless network operators in the United States. Our customers to date include ALLTEL, Cingular, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2007 and Verizon Wireless, ALLTEL, and T-Mobile each accounted for more than 10% of our commercial revenues in 2006. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.

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

Recent Developments

BAOLI Investment.

Under a previously announced investment agreement with Hunchun BaoLi Communication Co. Ltd, or BAOLI, in August 2007, on February 27, 2008, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock (of which 953,065 must be voted in accordance with the votes of our other shares, effectively giving BAOLI no voting power over such shares) and (b) 611,523 shares of our Series A Convertible Preferred Stock, or Series A Preferred (convertible under certain conditions into 6,115,230 shares of our common stock). We received $15.0 million in cash, of which $4.0 million was funded in 2007 and the $11.0 million balance was funded in January 2008.

Subject to the terms and conditions of our Series A Preferred and to customary adjustments to the conversion rate, each share of our Series A Preferred is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI following such conversion does not exceed 9.9% of our outstanding common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred is the economic equivalent of the ten shares of common stock into which it is convertible. Except as required by law, the Series A Preferred will not have any voting rights. For a complete description of the terms of the Series A Preferred, please see the certificate of designations, a copy of which is available through our website at www.suptech.com or in our SEC filings available at the SEC’s website at http://www.sec.gov.

With the issuance of the Series A Preferred, our ability to declare or pay dividends on shares of our common stock will be subject to the requirement that we pay an equivalent dividend on each outstanding share of Series A Preferred (on an as converted basis).

BAOLI Joint Venture.

We and BAOLI continue to work on our recently established joint venture to manufacture and market our SuperLink® interference elimination solution for the China market. As previously announced, our agreements provide that BAOLI will provide the manufacturing expertise and financing in exchange for 55 percent of the equity and we will provide an exclusive license in the China market of the enabling technology in exchange for 45 percent of the equity and a royalty on sales. We continue to work on preliminary matters relating to the joint venture, including administrative and logistical matters, exploratory marketing initiatives, technical and market analysis and discussions with governmental officials.

The commencement of manufacturing and any actual sales by the joint venture, and the transfer of our technology to the joint venture, remain subject to success in these efforts and to a number of other conditions including certain critical approvals from the Chinese and United States governments. In particular, we are in discussions with the Committee on Foreign Investment in the United States (or CFIUS), an inter-agency committee of the United States government that reviews the national security implications of foreign acquisitions of U.S. companies regarding our joint venture with and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures (which are similar to those involved in acquisitions), some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this document.

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of the financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained or disposed. Our inventory reserves establish a new cost basis for inventory and are not reversed until the related inventory is sold or otherwise disposed. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate and we may understate or overstate the provision required for excess and obsolete inventory.

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

In connection with the acquisition of Conductus we recognized $20.1 million of goodwill. At July 1, 2006, our market capitalization had declined to $25.5 million, an amount less than our total book value. We concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment as of July 1, 2006. We then proceeded with step two of the impairment analysis — determining the fair values of all our tangible and intangible assets and then aggregating and subtracting these values from our fair value. Our analysis led us to reasonably estimate at that time that our fair market value was less than our net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter 2006.

We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by we need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. Our future cash flows may vary from estimates.

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

For the Year Ended
December 31, 2005
(In thousands, except
per share data)

Net loss:
As reported	$(14,213)
Stock-based employee compensation included in net loss	—
Stock-based compensation expense determined under fair value method	(6,459)

Pro forma	(20,672)

Basic and Diluted Loss per Share:
As reported	$(1.24)
Stock-based compensation expense determined under fair value method	(0.57)

Pro forma	$(1.81)

On December 1, 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. For this purpose, the Compensation Committee defined “out-of-the-money options” as options having an exercise price equal to or greater than $5.80 per share (the market price on the date of the committee’s decision to accelerate the vesting). If we had elected to recognize compensation expense for employee awards, the pro forma cost impact of these accelerated options in 2005 would have been $3.7 million.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $352,000 at December 31, 2007, as compared to $75,000 at December 31, 2006.

Results of Operations

2007 Compared to 2006

Net revenues decreased by $3.2 million, or 15%, from $21.1 million in 2006 to $17.9 million in 2007. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.

Net commercial product revenues decreased by $4.9 million, or 28%, to $12.8 million in 2007 from $17.7 million in 2006. The decrease is primarily the result of lower sales volume for some or our products. Average sales prices for our products decreased only slightly in 2007. Our two largest customers accounted for 75% of our net commercial revenues in 2007, as compared to 76% in 2006. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues increased to $5.1 million in 2007 from $3.4 million in 2006, an increase of $1.7 million, or 52%. This increase is primarily attributable to the addition of new or amended contracts in 2007.

Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories. The cost of commercial product revenues totaled $12.9 million for 2007 as compared to $15.9 million for 2006, a decrease of $3.0 million, or 19%. The lower costs resulted principally from lower production as a result of lower sales. There was also no restructuring expenses in 2007 and a lower provision for obsolete inventory. Our provision for obsolete inventories totaled $160,000 in 2007 as compared to $360,000 in 2006.

Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales. Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognizes a loss in the period in which the loss is identified, whether or not the inventory is retained or disposed.

The following is an analysis of our commercial product gross profit margins for 2006 and 2007:

	For the Years Ended December 31,
	2006		2007
	Dollars in thousands

Net commercial product sales	$17,697	100.0%	$12,787	100.0%
Cost of commercial product sales	15,922	90%	12,944	101.2%

Gross profit	$1,775	10%	$(157)	(1.2)%

We had a negative gross margin of $157,000 in 2007 from the sale of our commercial products as compared to a positive gross margin of $1.8 million in 2006. We experienced negative gross profits in 2007 primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $160,000 charge for excess and obsolete inventory. Gross margins were favorably impacted by $195,000 in 2007 and $700,000 in 2006 by the sale of previously written-off inventory. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

Contract research and development expenses totaled $2.9 million in 2007 as compared to $2.4 million in 2006, an increase of $499,000 or 20%. The increase was primarily the result of higher expenses associated with performing a greater number of government contracts.

Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $3.2 million in 2007 as compared to $3.5 million in 2006, a decrease of $316,000, or 9%. The decrease is due to lower expenses associated with commercial products development and the result of our cost reduction efforts.

Selling, general and administrative expenses totaled $8.1 million in 2007 as compared to $9.1 million in 2006, a decrease of $1.0 million, or 11%. The lower expenses resulted primarily from $610,000 received from a settlement agreement with a former director and lower insurance premiums.

In connection with the acquisition of Conductus in December 2002 we recognized $20.1 million of goodwill. At July 1, 2006, we concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment. Our analysis led us to reasonably estimate at that time that our fair market value was less than our net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter of 2006. We also recorded an impairment charge of $38,000 related to a note receivable from a Board member in 2006.

The following table summarizes our restructuring and impairment charges for 2006 and 2007:

	For the Year Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2006	2006	2006	2007	2007	2007

Severance costs	$—	$—	$—	$—	$—	$—
Fixed assets write offs	—	—	—	—	—	—
Facility consolidation costs	—	—	—	—	—	—
Employee relocation cost	—	—	—	—	—	—
Goodwill Write-off	—	20,107,000	20,107,000	—	—	—
Impairment charge for notes receivable from shareholder and board member	—	38,000	38,000	—	—	—

Total	—	20,145,000	20,145,000	—	—	—
Fixed Asset write off and severance costs included in cost of goods sold	—	—	—	—	—	—

Expense included in operating expenses	$—	$20,145,000	$20,145,000	$—	$—	$—

Interest income decreased to $156,000 in 2007, as compared to $391,000 in 2006, primarily because of lower cash balances in 2007.

Interest expense in 2007 amounted to $39,000, as compared to $45,000 in 2006, as a result of lower borrowing levels.

Our loss totaled $9.1 million in 2007 as compared to $29.6 million in 2006.

The net loss available to common shareholders totaled $0.73 per common share in 2007, as compared to $2.37 per common share in 2006.

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

Government contract revenues increased to $3.4 million in 2006 from $3.1 million in 2005, an increase of $254,000, or 8%. This increase is primarily attributable to the addition of new or amended contracts in 2006.

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

Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales. Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognizes a loss in the period in which the loss is identified, whether or not the inventory is retained or disposed.

The following is an analysis of our commercial product gross profit margins for 2005 and 2006:

	For the Years Ended December 31,
	2005		2006
	Dollars in thousands

Net commercial product sales	$21,080	100.0%	$17,697	100.0%
Cost of commercial product sales	18,989	90.1%	15,922	90%

Gross profit	$2,091	9.9%	$1,775	10%

We had a positive gross margin of $1.8 million in 2006 from the sale of our commercial products as compared to a positive gross margin of $2.1 million in 2005. The gross margin percentage improved slightly on lower sales volumes primarily due to lower restructuring expenses, a lower provision for obsolete inventory and the positive results of our cost reduction efforts. Gross margin was also favorably impacted $700,000 by the sale of previously written-off inventory. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

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

We implemented several restructuring programs since 2004. These activities were completed in 2005. In connection with the acquisition of Conductus in December 2002 we recognized $20.1 million of goodwill. At July 1, 2006, we concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment. Our analysis led us to reasonably estimate at that time that our fair market value was less than our net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter. We also recorded an impairment charge of $38,000 related to a note receivable from a Board member.

The following table summarizes our restructuring and impairment charges for 2005 and 2006:

	For the Year Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2005	2005	2005	2006	2006	2006

Severance costs	$178,000	$—	$178,000	$—	$—	$—
Fixed assets write offs	137,000	—	137,000		—
Facility consolidation costs	6,000	—	6,000		—
Employee relocation cost	16,000	—	16,000	—	—
Goodwill Write-off	—	—	—	—	20,107,000	20,107,000
Impairment charge for notes receivable from shareholder and board member	—	969,000	969,000	—	38,000	38,000

Total	$337,000	$969,000	$1,306,000	—	20,145,000	20,145,000
Fixed Asset write off and severance costs included in cost of goods sold	(109,000)	—	(109,000)	—	—	—

Expense included in operating expenses	$228,000	$969,000	$1,197,000	$—	$20,145,000	$20,145,000

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

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2007, we had working capital of $3.3 million, including $3.9 million in cash and cash equivalents, as compared to working capital of $10.2 million at December 31, 2006, which included $5.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have zero exposure to the auction rate securities market. We believe that all of our cash investments would be readily available to us should the need arise.

Cash and cash equivalents decreased by $1.6 million from $5.5 million at December 31, 2006 to $3.9 million at December 31, 2007. (In January 2008 we received the remaining $11.0 million from our investment agreement with BAOLI. See notes below in Financing Activities and Future Liquidity). Cash was used principally in operations and to a lesser extent for the purchase of property and equipment and for the payment of short and long-term borrowings. Cash and cash equivalents decreased by $7.5 million from $13.0 million at December 31, 2005 to $5.5 million at December 31, 2006. Cash was used in operations, for the purchase of property and equipment, for the payment of short and long-term borrowings. These uses were offset by gross cash proceeds of $12.5 million received from the sale of common stock in a public offering during the third quarter of 2005.

Cash used in operations totaled $5.4 million in 2007. We used $9.1 million to fund the cash portion of our net loss. We also used cash to fund a $2.1 million increase in accounts payable payments, accounts receivable and patents and licenses. These uses were offset by cash generated from lower inventory, lower prepaid and other assets totaling $3.0 million. Cash used in operations totaled $7.3 million in 2006. In 2006 we used $6.2 million to fund the cash portion of our net loss. We also used cash to fund a $1.8 million increase in inventory and accounts payable payments. These uses were offset by cash generated from lower accounts receivables and prepaid balances totaling $746,000.

Net cash used in investing activities totaled $165,000 in 2007. In 2007, sales of fixed assets generated $26,000 and were offset by fixed asset purchases totaling $191,000. Net funds used in investing activities totaled $229,000 in 2006 and $45,000 in 2005. In 2006 we purchased $229,000 of fixed assets and there were no sales of fixed assets. In 2005, sales of fixed assets generated $216,000 and essentially offset purchases of property and equipment totaling $261,000.

Net cash provided by financing activities totaled $4.0 million in 2007. In 2007, $4.0 million was received from BAOLI as an installment toward completion of a $15.0 million financing which was completed in February 2008. Cash used to pay long term debt was $14,000 and was offset by $26,000 provided by the exercise of stock options. Net cash used in financing activities totaled $19,000 in 2006 and was used to pay long term debt. In 2005 gross cash received from the sale of common stock totaled $12.5 million and borrowings against our line of credit totaled $662,000, offset by cash used to pay down our line of credit and long term debt of $1.6 million. Cash was also used to pay $1.9 million of offering expenses related to the sale of common stock in November 2004 and August 2005.

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

We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires in July 2008. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (7.25% at December 31, 2007) plus 2.50% subject to a minimum monthly charge. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. There was no amount outstanding under this borrowing facility at December 31, 2007.

In 2007 and 2006, we did not complete a financing transaction. However, on August 17, 2007, we entered into the previously noted investment agreement with BAOLI and on February 27, 2008, the transactions contemplated by this investment agreement closed and in exchange for $15.0 million in cash we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible under certain conditions into 6,115,230 shares of our common stock).

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

•	Quantitative Summary of Contractual Obligations and Commercial Commitments

At December 31, 2007, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years

Operating leases	5,870,000	1,425,000	2,999,000	1,445,000	1,000
Minimum license commitment	1,800,000	150,000	300,000	300,000	1,050,000
Fixed asset and inventory purchase commitments	3,184,000	3,184,000	—	—	—

Total contractual cash obligations	$10,854,000	$4,759,000	$3,299,000	$1,745,000	$1,051,000

Capital Expenditures

We plan to invest approximately $700,000 in fixed assets during 2008.

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

In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of $5.4 million. In 2006, we incurred a net loss of $29.6 million and had negative cash flows from operations of $7.3 million. Our independent registered public accounting firm has included in their audit report for fiscal 2007 and 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern. Our prior independent registered public accounting firm included a similar explanatory paragraph in their audit report for 2005.

At December 31, 2007 we had $3.9 million in cash and in January 2008 we received the remaining $11.0 million from our previously noted investment agreement with BAOLI whereby in exchange for $15.0 million in cash we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible under certain conditions into 6,115,230 shares of our common stock). If actual cash flows deviate significantly from forecasted amounts or if we believe operations require additional funding we cannot assure you that additional financing will be available on acceptable terms or at all.

Net Operating Loss Carryforward

As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $285.1 million and $154.7 million, respectively, which expire in the years 2008 through 2027. Of these amounts $88.3 million and $23.5 million, respectively, resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $2.7 million and $1.3 million, respectively, which expire in the years 2008 through 2027. Of these amounts $661,000 and $736,000, respectively resulted from the acquisition of Conductus.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards of $97.3 million incurred prior to the ownership changes will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $88.3 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $99.5 million and are not subject to this limitation. We are currently evaluating the potential limitations on our ability to utilize our net operating loss carryforwards as a result of the recent investment by BAOLI.

Future Accounting Requirements

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our consolidated financial position and results of operations. We do not expect that the implementation of this standard, for financial assets and financial liabilities, will have a material impact on our consolidated financial position and results of operations.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-3 on our results of operations and financial condition.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently assessing the impact of EITF 06-11 on our consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the implementation of this standard will have a material impact on our consolidated financial position and results of operations.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have zero exposure to the auction rate securities market.

At December 31, 2007, we had approximately $3.7 million invested in a money market account yielding approximately 4.63%. Assuming a 1% decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $37,000 per annum. Also, at December 31, 2007, we had no amounts outstanding under a $5.0 million bank borrowing arrangement bearing interest at the prime rate (7.25% at December 31, 2007) plus 2.50%. Assuming a 1% increase in the prime rate interest and that the entire line was used for the entire year, interest expense would increase approximately $40,000 per annum.

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

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Controller (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our annual and periodic SEC filings.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2007, our internal controls over financial reporting are effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

We disclosed all the information required to be disclosed pursuant to Form 8-K during the fourth quarter of 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Shareholders — Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions With Related Persons” and “Corporate Governance — Director Independence” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements.  Our financial statements and the Reports of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm and PricewaterhouseCoopers LLP, our former Independent Registered Public Accounting Firm , are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firms.

Schedule II — Valuation and Qualifying Accounts	F-29

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the registrant(1)
3.2		Certificate of Amendment of Restated Certificate of Incorporation(2)
3.3		Certificate of Amendment of Restated Certificate of Incorporation(3)
3.4		Certificate of Designations of the Registrant relating to the Series A Preferred Stock(26)
3.5		Amended and Restated Bylaws of the Registrant(4)
4.1		Form of Common Stock Certificate(5)
4.2		Third Amended and Restated Stockholders Rights Agreement(6)
4.3		Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank(8)
4.4		Form of Warrant(9)
4.5		Form of Registration Rights Agreement(9)
4.6		Silicon Valley Bank Warrant dated May 2004(10)
4.7		Form of Warrant dated August 2005(11)
10.1		Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement(12)
10.2		1999 Stock Option Agreement(7)***
10.3		1998 Stock Option Plan (13)***
10	.4(a)	Form of Change of Control Agreement dated March 28, 2003 (14)***
10	.4(b)	Form of Amendment to Change of Control Agreement dated as of May 24, 2005 (12)***
10	.4(c)	Form of Amendment to Change of Control Agreement dated as of December 31, 2006 (23)***
10	.5(a)	Accounts Receivable Purchase Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank(14)
10	.5(b)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 17, 2004(15)
10	.5(c)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 29, 2005(16)
10.6		Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank(14)
10.7		Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002(14)
10	.8(a)	Securities Purchase Agreement dated June 23, 2003(17)
10	.8(b)	Form of Investor Warrant(17)
10.9		Form of Registration Rights Agreement(17)
10.10		Patent License Agreement by and between Lucent Technologies and the registrant**(18)
10.11		License Agreement with Sunpower**(23)
10	.12(a)	Employment Agreement with Jeffrey Quiram (20)***
10	.12(b)	Option Agreement with Jeffrey Quiram (20)***
10	.12(c)	Amendment to Employment Agreement with Jeffrey Quiram dated as of December 31, 2006 (24)***
10	.13(a)	2003 Equity Management Incentive Plan (as amended May 25, 2005)(4)***
10	.13(b)	Form of Option Agreement for 2003 Equity Incentive Plan (20)***
10	.13(c)	Management Incentive Plan (22)***
10	.14(a)	Employment Agreement with Terry White (23)***
10	.14(b)	Amendment to Employment Agreement with Terry White dated as of December 31, 2006 (24)***

Number		Description of Document

10.15		Compensation Policy for Non-Employee Directors dated March 18, 2005 (23)***
10.15		Stipulation of Settlement to Class Action dated August 10, 2005(23)
10	.16(a)	Placement Agency Agreement for August 2005(11)
10	.16(b)	Form of Subscription Agreement for August 2005 offering(22)
10.17		Form of Director and Officer Indemnification Agreement(21)
10.18		Code of Business Conduct and Ethics(21)
10.19		Master Services Agreement dated as of September 8, 2006 with Cingular Wireless, LLC(24)
10.20		August 17, 2007 investment agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”)(25)
10.21		November 9, 2007 first amendment to investment agreement with BAOLI*
10.22		January 8, 2008 second amendment to investment agreement with BAOLI*
10.23		November 8, 2007 Framework Agreement with BAOLI*
10.24		December 8, 2007 Sino-Foreign Equity Joint Venture between the Registrant and BAOLI (Exhibit A to Framework Agreement with BAOLI)*
10.25		Form of License Agreement between the Registrant and BAOLI (Exhibit B to Framework Agreement with BAOLI)*
21		List of Subsidiaries*
23.1		Consent of Stonefield Josephson Inc, Independent Registered Public Accounting Firm*
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm*
31.1		Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
31.2		Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
32.1		Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*
32.2		Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from Registrant’s Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Registrant’s Form 8-K dated May 25, 2005.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(8)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(9)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 25, 2003.

(10)	Incorporated by reference from Registrants’ Registration Statement of Form S-3 (Reg. 333-89184).

(11)	Incorporated by reference from Registrant’s Form 8-K dated August 10, 2005.

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606) filed March 6, 2001.

(14)	Incorporate by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(15)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

(16)	Incorporated by reference from Registrants’ Form 8-K dated March 29, 2005.

(17)	Incorporated by reference from Registrants’ Form 8-K dated June 25, 2003.

(18)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

(20)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(21)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

(22)	Incorporated by reference from Registrant’s Form 8-K dated July 27, 2006.

(23)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

(24)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(25)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

(26)	Incorporated by reference from Registrant’s Report on Form 8-K/A dated February 25, 2008.

*	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

***	This exhibit is a management contract or compensatory plan or arrangement.

(b) Exhibits.  See Item 15(a) above.

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of Superconductor Technologies, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Superconductor Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the years ended December 31, 2007 and 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superconductor Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules as of and for the years ended December 31, 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $199,985,000 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Stonefield Josephson, Inc.

Los Angeles, California
March 27, 2008

To the Board of Directors and Stockholders of
Superconductor Technologies Inc.

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Superconductor Technologies Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/   PricewaterhouseCoopers LLP

Los Angeles, California
March 3, 2006, except for effects of
the reverse stock split discussed in Note 2,
as to which the date is March 13, 2006

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents	$5,487,000	$3,939,000
Accounts receivable, net	1,535,000	2,413,000
Inventory, net	5,978,000	3,415,000
Prepaid expenses and other current assets	507,000	442,000

Total Current Assets	13,507,000	10,209,000
Property and equipment, net of accumulated depreciation of $18,599,000 and $19,129,000, respectively	5,770,000	3,961,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,391,000 and $1,722,000, respectively	2,409,000	2,236,000
Other assets	218,000	219,000

Total Assets	$21,904,000	$16,625,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,725,000	$1,467,000
Accrued expenses	1,610,000	1,405,000
Proceeds for shares to be issued	—	4,000,000
Current portion of capitalized lease obligations and long term debt	14,000	45,000

Total Current Liabilities	3,349,000	6,917,000
Other long term liabilities	604,000	518,000

Total Liabilities	3,953,000	7,435,000
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 12,483,367 and 12,511,414 shares issued and outstanding, respectively	12,000	12,000
Capital in excess of par value	208,825,000	209,163,000
Notes receivable from stockholder and board member	(27,000)	—
Accumulated deficit	(190,859,000)	(199,985,000)

Total Stockholders’ Equity	17,951,000	9,190,000

Total Liabilities and Stockholders’ Equity	$21,904,000	$16,625,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2005	2006	2007

Net revenues:
Net commercial product revenues	$21,080,000	$17,697,000	$12,787,000
Government and other contract revenues	3,107,000	3,361,000	5,115,000
Sub license royalties	22,000	20,000	—

Total net revenues	24,209,000	21,078,000	17,902,000
Costs and expenses:
Cost of commercial product revenues	18,989,000	15,922,000	12,944,000
Contract research and development	2,806,000	2,407,000	2,906,000
Other research and development	4,214,000	3,488,000	3,172,000
Selling, general and administrative	11,442,000	9,086,000	8,123,000
Restructuring expenses and impairment charges	1,197,000	38,000	—
Write off Goodwill	—	20,107,000	—

Total costs and expenses	38,648,000	51,048,000	27,145,000

Loss from operations	(14,439,000)	(29,970,000)	(9,243,000)
Interest income	342,000	391,000	156,000
Interest expense	(116,000)	(45,000)	(39,000)

Net loss	$(14,213,000)	$(29,624,000)	$(9,126,000)

Basic and diluted net loss per common share	$(1.24)	$(2.37)	$(0.73)

Basic and diluted weighted average number of common shares outstanding	11,418,504	12,483,367	12,487,593

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible				Capital in	Receivable
	Preferred Stock		Common Stock		Excess of	From	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Stockholder	Deficit	Total

Balance at December 31, 2004	—	—	10,771,103	$11,000	$197,080,000	$(820,000)	$(147,022,000)	$49,249,000
Exercise of stock options Issuance of common stock			1,712,329	1,000	11,440,000			11,441,000
Issuance of options and warrants					25,000			25,000
Reserve for impairment						755,000		755,000
Net loss							(14,213,000)	(14,213,000)

Balance at December 31, 2005	—	—	12,483,431	12,000	208,545,000	(65,000)	(161,235,000)	47,257,000
Issuance of common stock and warrants			(64)
Issuance of options					280,000			280,000
Reserve for impairment						38,000		38,000
Net loss							(29,624,000)	(29,624,000)

Balance at December 31, 2006	—	—	12,483,367	12,000	208,825,000	(27,000)	(190,859,000)	17,951,000
Exercise of stock options			3,350		26,000			26,000
Issuance of common stock					(27,000)			(27,000)
Issuance of options and warrants			24,697		339,000			339,000
Reserve for impairment						27,000		27,000
Net loss							(9,126,000)	(9,126,000)

Balance at December 31, 2007	—	—	12,511,414	$12,000	$209,163,000	$—	$(199,985,000)	$9,190,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2005	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,213,000)	$(29,624,000)	$(9,126,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,225,000	2,600,000	2,333,000
Warrants and options charges	25,000	280,000	339,000
Provision for excess and obsolete inventories	984,000	360,000	160,000
Forgiveness of note receivable from former CEO	150,000	—	—
Reserve for impairment of note and interest receivable from stockholder	924,000	38,000	(583,000)
Write off Goodwill	—	20,107,000	—
Gain on disposal of property and equipment	(138,000)	—	—
Changes in assets and liabilities:
Accounts receivable	(732,000)	631,000	(877,000)
Inventory	2,979,000	(974,000)	2,403,000
Prepaid expenses and other current assets	112,000	115,000	574,000
Patents and licenses	(154,000)	(217,000)	(169,000)
Other assets	(23,000)	128,000	16,000
Accounts payable and accrued expenses	(2,543,000)	(727,000)	(465,000)

Net cash used in operating activities	(9,404,000)	(7,283,000)	(5,395,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	216,000	—	26,000
Purchase of property and equipment	(261,000)	(229,000)	(191,000)

Net cash used in investing activities	(45,000)	(229,000)	(165,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Shares to be issued	—	—	4,000,000
Proceeds from short-term borrowings	662,000	—	—
Payments on short-term borrowings	(1,600,000)	—	—
Payments on long-term obligations	(43,000)	(19,000)	(14,000)
Gross proceeds from sale of common stock and exercise of warrants and options	12,500,000	—	26,000
Payment of common stock issuance costs	(1,854,000)	—	—

Net cash provided by (used in) financing activities	9,665,000	(19,000)	4,012,000

Net increase (decrease) in cash and cash equivalents	216,000	(7,531,000)	(1,548,000)
Cash and cash equivalents at beginning of year	12,802,000	13,018,000	5,487,000

Cash and cash equivalents at end of year	$13,018,000	$5,487,000	$3,939,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. We operate in a single industry segment, the research, development, manufacture and marketing of high-performance infrastructure products for wireless voice and data applications. Our commercial products are divided into three product offerings: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). Our research and development contracts are used as a source of funds for our commercial technology development. From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts.

We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for us. For the years ended December 31, 2005, 2006, and 2007, government related contracts account for 13%, 16% and 29%, respectively, of our net revenues.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements have been prepared assuming that it will continue as a going concern.

In 2007, we incurred a net loss of $9.1 million and negative cash flows from operations of $5.4 million. In 2006 and 2005 we incurred net losses of $29.6 million and $14.2 million, respectively, and negative cash flows from operations of $7.3 million and $9.4 million, respectively.

Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. On August 17, 2007, we entered into an agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”). On February 27, 2008, the transactions contemplated by our investment agreement with BAOLI closed and in exchange for $15.0 million in cash we issued to BAOLI and two related purchasers a total of (a) 3,101,360 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock).

We believe one of the key factors to our liquidity beyond 2008 will be our intention to successfully execute on our plans to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of accounts receivable collections and the timing and levels of new product development.

There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, it might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with quality financial institutions and from time to time exceed FDIC limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Accounts Receivable

We sell predominantly to entities in the wireless communications industry and to entities of the United States government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off balance sheet credit exposure related to our customers.

Revenue Recognition

Commercial revenues are principally derived from the sale of our SuperLink, AmpLink and SuperPlex family of products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2003 are closed. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows.

Gross versus Net Presentation

In accordance with EITF 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (Gross versus Net Presentation”, the Company collects sales tax on its sales to customers. These sales taxes are accounted for by the Company on a net basis and excluded from revenue. These amounts are included in both accounts receivable and accrued expenses.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net commercial product revenues. Shipping and handling fees associated with freight are generally included in cost of commercial product revenues.

Warranties

We offer warranties generally ranging from one to five years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to us during such warranty period at no cost to the customer. Our estimate for warranty related costs is recorded at the time of sale based on our actual historical product return rates and expected repair costs. Such costs have been within our expectations.

Guarantees

In connection with the sales and manufacturing of our commercial products, we indemnify, without limit or term, our customers and contract manufactures against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our guarantee because of the uncertainty as to whether a claim might arise and how much it might total. Historically, we have not incurred any expenses related to these guarantees.

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

Inventories

Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained or disposed. Our inventory reserves establish a new cost basis for inventory and are not reversed until the related inventory is sold or otherwise disposed. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are expensed immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In 2007, we disposed of $1.3 million of older, fully depreciated equipment. There was no gain or loss on said disposition.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. in 2002 was recorded at its estimated fair value and is amortized using the straight-line method over seven years.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in connection with the acquisition of Conductus in December 2002. Conductus was acquired primarily for the synergies the acquisition would bring to our existing business of developing, manufacturing and marketing products for the commercial wireless telecommunications business and for the synergies it would have on our fund raising abilities.

At July 2006, our market capitalization had declined to $25.5 million, an amount less than our total book value. We concluded that our declining stock price constituted an event under FAS 142 and required us to test for goodwill impairment as of July 2006. Our analysis led us to reasonably estimate at that time that our fair market value was less than our net assets excluding goodwill. Accordingly, we recorded a full write-down of the goodwill ($20.1 million) in the second quarter 2006.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during fiscal 2007 and determined there was no impairment.

Restructuring Expenses

Liability for costs associated with an exit or disposal activity are recognized when the liability is incurred.

Loss Contingencies

In the normal course of our business we are subject to claims and litigation, including allegations of patent infringement. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. The costs of our defense in such matters are expensed as incurred. Insurance proceeds recoverable are recorded when deemed probable.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $285.1 million and $154.7 million, respectively. We are currently evaluating the potential limitations on our ability to utilize our net

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards as a result of the recent investment by BAOLI. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Marketing Costs

All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2007.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 on net income, for stock options and awards, was an expense of $339,000 and $280,000 and $0.03 and $0.02, respectively, on basic and diluted earnings per share. No stock compensation cost was capitalized during the period.

In the years prior to 2006, as permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. We accounted for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18. If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the methodology prescribed by SFAS 123, our net loss and net loss per share in 2005 would have been increased to the pro forma amounts indicated below:

For the Year Ended
December 31,
2005

Net loss:
As reported	$(14,213,000)
Stock-based employee compensation included in net loss	—
Stock-based compensation expense determined under fair value method	(6,459,000)

Pro forma	$(20,672,000)

Basic and diluted loss per share
As reported	$(1.24)
Stock-based compensation expense determined under fair value method	(0.57)

Pro forma	$(1.81)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the financial statements. At December 31, 2007, we reversed $319,000 of product line exit cost accruals. This accrual was established in 2002 in the amount of $1,042,000 and represented the estimated costs to be incurred with a customer to support commercial product units previously purchased from Conductus for a period of five years.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We estimate that the carrying amount of the debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing arrangements.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently do not report comprehensive income.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally from government research and development contracts are presented separately on the statement of operations for all periods presented.

Reverse Stock Split

On March 13, 2006, we made a one-for-ten (1:10) reverse stock split effective as of the open of business. All results prior to that time have been adjusted to reflect the impact of that split.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2007, we had three customers that represented 40%, 14% and 7% of total net revenues. At December 31, 2007, these three customers represented 26%, 15% and 2% of accounts receivable. In 2006, these three customers represented 44%, 20% and 16% of total net revenues and in 2005 we had three customers that represented 31%, 37% and 15% of total net revenues. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently rely on one supplier for purchase of high quality substrates for growth of high-temperature superconductor films and on a limited number of suppliers for other key components of our products. The loss of any of these suppliers could have material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with the sales of our commercial products, we indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our guarantee because of the uncertainty as to whether a claim might arise and how much it might total.

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our consolidated financial position and results of operations. We do not expect that the implementation of this standard, for financial assets and financial liabilities, will have a material impact on our consolidated financial position and results of operations.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-3 on our results of operations and financial condition.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We believe there will be no impact from EITF 06-11 on our consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the implementation of this standard will have a material impact on our consolidated financial position and results of operations.

Note 3 —	Short Term Borrowings

We have a line of credit with a bank. The line of credit expires July 2008 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

Advances bear interest at the prime rate (7.25% at December 31, 2007) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at December 31, 2007.

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

On March 15, 2005, our Chief Executive Officer and President retired. In connection with the retirement, we agreed to the continuation of his salary and benefits for one year and to immediately vest and extend all his outstanding stock options and the executive agreed to provide certain consulting services as requested by us. Also, in connection with the retirement, a $150,000 loan made to our Chief Executive Officer in 2001, and in accordance with the existing terms of a promissory note in effect prior to the adoption of the Sarbanes-Oxley Act of 2002, was forgiven. We recognized expense of $565,000 relating to the retirement of the CEO in 2005.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Notes Receivable From Stockholder

A former director and stockholder executed two notes aggregating $820,244 in principal in connection with the exercise in December 2000 of two options. Through the third quarter of, 2005, we carried the principal (as “Notes Receivable from Stockholder”) and accrued interest (as “Prepaid Expenses and Other Current Assets”) for both notes as assets on our balance sheet. In December 2005, we filed a lawsuit to collect both notes and recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes. In 2007, we received $610,000 in full satisfaction of our claims including interest and attorneys’ fees, and the rescinded the second purported option exercise and canceled the related note.

Note 6 —	Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2005, 2006 and 2007.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 2005, 2006 and 2007 as follows:

	For the Year Ending December 31
	2005	2006	2007

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(16.7)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8
Impairment of Goodwill (not deductible for tax)	—	(23.1)	—

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	For the Year Ended
	December 31,
	2006	2007

Loss carryforwards	$101,519,000	$105,460,000
Capitalized research and development	3,972,000	2,710,000
Depreciation	2,430,000	2,582,000
Tax credits	3,226,000	3,822,000
Inventory	559,000	415,000
Purchase accounting adjustments	93,000	46,000
Acquired intellectual property	(286,000)	(190,000)
Other	640,000	437,000
Less: valuation allowance	(112,153,000)	(115,282,000)

	$—	$—

The valuation allowance increased by $3,129,000 in 2007, increased by $5,854,000 in 2006 and decreased by $290,000 in 2005.

As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $285.1 million and $154.7 million, respectively, which expire in the years 2008 through 2027. Of these amounts $88.3 million and $23.5 million, respectively, resulted from the acquisition of Conductus. Included in

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $2.7 million and $1.3 million, respectively, which expire in the years 2008 through 2027. Of these amounts $661,000 and $736,000, respectively resulted from the acquisition of Conductus.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999 and December 2002. Therefore, the ability to utilize net operating loss carryforwards of $97.3 million incurred prior to the ownership changes will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $88.3 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $99.5 million and are not subject to this limitation. We are currently evaluating the potential limitations on our ability to utilize our net operating loss carryforwards as a result of the recent investment by BAOLI.

Note 7 —	Stockholders’ Equity

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series.

Common Stock

On August 17, 2007, we entered into an agreement with Hunchun BaoLi Communication Co. Ltd. under which on February 27, 2008 we issued to BAOLI and two related purchasers a total of (a) 3,101,360 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible under certain conditions into 6,115,230 shares of our common stock) in exchange for $15.0 million in cash. At December 31, 2007 we had received $4.0 million from BAOLI and in January 2008 we received the remaining $11.0 million. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under our 2004 bridge loan to be adjusted to $8.34 and 110,880, respectively, under the anti-dilution provisions of the warrants. In November 2007, the holder of these warrants elected the net exercise provision of this warrant, where by the holder received 24,697 shares. The BAOLI transaction also caused the exercise price of the warrants issued to lenders under our 2005 financing to be adjusted to $7.08 under the anti-dilution provisions of the warrants.

We raised no money from the sale of our common stock in 2006.

In August 2005, we raised net proceeds of $11,441,000, net of offering costs of $1,059,000, from the public sale of 1,712,329 shares of common stock at $7.30 per share and 5-year warrants to purchase an additional 342,466 shares of common stock exercisable at $11.10 per share. The warrants become exercisable on February 16, 2006. The warrant agreement also contains the following significant terms: (i) in the event of changes in our outstanding Common Stock, the number of shares and their price under the warrant shall be correspondingly

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted and (ii) if, at any time while the warrants are outstanding, we issue additional shares at an effective price less than the warrant price the number of shares and their price will be adjusted. This transaction caused the exercise price and the number of shares of the warrants issued to a bridge lender under our 2004 bridge loan to be adjusted to $13.30 and 69,549, respectively, under the anti-dilution provisions of the warrants.

Stock Options

We have five stock option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”). The 1988 Stock Option Plan expired in 1998 and the 1992 Stock Option Plan and the nonstatutory 1992 Directors Stock Option Plan expired in 2002. During 2003, the 1998 and 1999 Stock Option Plans were replaced by the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to our directors, key employees, consultants, and non-employee directors. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Both stock options and restricted stock awards have been granted under these plans. Generally, stock options become exercisable in installments over a minimum of four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. There were no stock option exercises in 2006 and 3,350 shares were exercised in 2007.

At our 2007 Annual Meeting, the stockholders approved an increase in the total shares available for grants under the 2003 Equity Plan from 1,200,000 shares of common stock to 2,500,000 shares of common stock.

During 2005, our President and Chief Executive Officer, as well as another board member, retired. In connection with these retirements, we modified the terms of all the stock options held by these individuals to fully vest them and to extend the term until the earlier of the fifth anniversary of the retirement or the normal expiration date. Since these options had no intrinsic value at the date of modification, the modifications did not impact our statement of operations.

In 2005, the Compensation Committee of the Board of Directors made grants of performance based stock options totaling 40,816 to our officers and certain managers. The Compensation Committee determined that the financial performance criteria for these options were not met and therefore these options were canceled.

On December 1, 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of all time-vested outstanding out-of-the-money stock options held by current employees or consultants. For this purpose, the Compensation Committee defined “out-of-the-money options” as options having an exercise price equal to or greater than $5.80 per share (the market price on the date of the committee’s decision to accelerate the vesting). The acceleration of vesting increased the pro forma expense in 2005 by $3.7 million. We accelerated the vesting of these options in anticipation of the impact of Statement of Financial Accounting Standard No. 123R (“SFAS 123R”) Share-Based Payment. The primary purpose of the accelerated vesting was to minimize the amount of compensation expense recognized in relation to the underwater options in future periods following our adoption of SFAS 123R. In addition, because these options had exercise prices in excess of current market values and were not fully achieving their original objectives of incentive compensation and employee retention, we believe that the acceleration has had a positive effect on employee morale and retention.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2006 and 2007, the weighted average fair value has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Year Ended December 31,
	2006	2007

Per share fair value at grant date	$2.55	$2.15
Risk free interest rate	4.82%	4.34%
Expected volatility	95%	98%
Dividend yield	0%	0%
Expected life in years	4.0	4.0

The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 4 year vesting term and a 10 year contractual term. Four year vesting term options vest at 25% after one year and ratably, on a monthly basis, thereafter. Options to Board Members have a 2 year vesting term and a 10 year contractual term. Two year vesting term options vest at 50% after one year and 50% after two years. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on historical stock option cancellation rates over the last 4 years.

The impact of the stock options to the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 on net income was an expense of $115,000 and $187,000 and $0.01 and $0.01, respectively, on basic and diluted earnings per share. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested awards not yet recognized is $175,000 and the weighted-average period over which the cost is expected to be recognized is 2.75 years. Prior to 2006, we did not recognize compensation expense for issuance of stock options.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, 1,585,397 shares of common stock were available for future grant of options and 741,858 options had been granted but not yet exercised. Option activity during the three years ended December 31, 2007 was as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at December 31, 2004	946,725	$55.21
Granted	453,206	8.02
Canceled	(197,555)	37.18
Exercised	—	—

Outstanding at December 31, 2005	1,202,376	40.38
Granted	80,900	3.70
Canceled	(128,335)	34.64
Exercised	—	—

Outstanding at December 31, 2006	1,154,941	38.33
Granted	45,670	2.96
Canceled	(455,403)	41.68
Exercised	(3,350)	7.42

Outstanding at December 31, 2007	741,858	$34.24

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2007:

		Weighted		Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.43 — $5.90	102,800	8.62	$3.28	35,367	$3.85
$6.10 — $7.52	248,670	7.50	$6.91	238,670	$6.89
$8.00 — $10.40	97,615	4.96	$9.66	96,364	$9.68
$10.80 — $38.75	111,645	4.11	$28.06	111,645	$28.06
$39.00 — $493.75	181,128	2.67	$106.40	181,128	$106.40

	741,858	5.64	$34.24	663,174	$37.87

Our outstanding options expire by the end of December 2017. The weighted-average contractual term of stock options currently exercisable is slightly less than 5.6 years. At December 31, 2007, 100,400 shares of outstanding stock options and 32,967 exercisable options had an exercise price less than the current market value and had an intrinsic value of $235,000 and $61,000, respectively. The number of options exercisable and weighted average exercise price at December 31, 2005 and 2006 totaled 1,162,330 and $41.32 and 1,067,296 and $41.13, respectively.

Prior to 2006 we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost had been recognized for the stock-based compensation other than for non-employees.

The fair value of the options granted in 2005 was estimated for purposes of the pro forma amounts in Note 2 as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005: dividend yield of zero percent; expected volatilities of 93.85-95%; risk-free interest rates of 4.28-4.62%;

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expected life of 4.0 years. All options granted during 2005 were granted at the then fair market value of our common stock. The weighted average fair value of options granted in 2005 was $5.50.

Restricted Stock Awards

In July 2006, for the first time we issued restricted stock awards. A total of 331,000 shares were granted and will fully vest in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture rate was assumed.

The impact to the Consolidated Statement of Operations for the year ended December 31, 2007 on net income was an expense of $223,000 and $0.02 on basic and diluted earnings per share. The 2006 impact on net income was an expense of $93,000 and $0.01 on basic and diluted earnings per share. No stock compensation cost was capitalized during either period. The total compensation cost related to non-vested awards not yet recognized is $130,000 and the weighted-average period over which the cost is expected to be recognized is seven months.

Warrants

The following is a summary of outstanding warrants at December 31, 2007:

	Common Shares
		Currently	Price per
	Total	Exercisable	Share	Expiration Date

Warrants and options related to issuance of common stock	342,466	342,466	$7.08	August 16, 2010	* **
	116,279	116,279	29.00	June 24, 2008	*
Warrants related to April 2004 Bridge Loans	10,000	10,000	18.50	April 28, 2011	*
Total	468,745	468,745

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	The terms of these warrants contain antidilution adjustment provisions related to issuances at certain prices.

No warrants were exercised during 2005 and 2006.

During 2007 the following warrants were exercised:

Common Shares Issued
	Warrants			In Accordance With
	Warrants	Price per		Net Exercise
	Exercised	Share	For Cash	Provisions

Warrants related to issuance of common stock	24,697	$10.73	—	24,697

Note 8 —	Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made no contributions to the 401(k) Plan in 2007.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under a non-cancelable operating lease that expires in four years. This lease contains a minimum rent escalation clause that requires additional rental amounts after the first year. Rent expense for this lease with minimum annual rent escalation is recognized on a straight line basis over the minimum lease term. This lease also requires us to pay utilities, insurance, taxes and other operating expenses and contains one five-year renewal option at 95% of the then current market rental value.

For 2005, 2006 and 2007, rent expense was $1,158,000, $1,152,000 and 1,104,000, respectively.

Capital Leases

Our property and equipment leases under a capital lease arrangement expired in 2007.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $211,000 in 2005, $156,000 in 2006 and $172,000 in 2007. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Year Ending December 31,	Licenses	Leases

2008	$150,000	$1,425,000
2009	150,000	1,474,000
2010	150,000	1,525,000
2011	150,000	1,436,000
2012	150,000	9,000
Thereafter	1,050,000	1,000

Total payments	$1,800,000	$5,870,000

Note 10 —	Contractual Guarantees and Indemnities

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Director and Officer Indemnities and Contractual Guarantees

We have entered into indemnification agreements with our directors and executive officers, which require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on our business, financial condition or results of operations.

We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.

General Contractual Indemnities/Products Liability

During the normal course of business, we enter into contracts with customers where it agreed to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance which may provide a source of recovery to us in the event of an indemnification claim.

Short Term Borrowings

We have a line of credit with a bank. The line of credit expires July 2008 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement (See Note 3) are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, they can exercise all their rights and remedies under the agreement, including demanding immediate payment of outstanding amounts. There was no amount outstanding under this facility at December 31, 2007

Contractual Contingency

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 2, 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with Mr. Shalvoy to settle the lawsuit. As per the agreement, we received a payment of $610,000 on April 2, 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of Mr. Shalvoy’s second purported option exercise including cancellation of the related note.

Routine Litigation

We may be involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, operating results or cash flows.

Note 12 —	Earnings Per Share

The computation of per share amounts for 2005, 2006 and 2007 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,031,213, 1,983,779 and 1,210,603 shares of common stock during 2005, 2006 and 2007 respectively, were not considered in the computation of diluted earnings per share because their inclusion would have been antidilutive.

Note 13 —	Restructuring Expenses and Impairment Charges

During the first quarter of 2005, we implemented another restructuring program and reduced our workforce by another 27 positions and vacated a portion of our leased facility in Santa Barbara.

As discussed in Notes Receivable from Stockholder we recorded an impairment charge of $969,000 related to certain notes in the fourth quarter of 2005. The impairment charge is included in Restructuring Expenses and Impairment Charges.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restructuring and impairment charges for the years ended December 31, 2005, 2006 and 2007:

	For the Years Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for	Total for	Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2005	2005	2005	2006	2006	2006	2007	2007	2007

Severance costs	$178,000	$—	$178,000	$—	$—	$—	$—	$—	$—
Fixed assets write-offs	137,000	—	137,000	—	—	—	—	—	—
Patent, licenses and purchased technology write-off		—	—	—	—	—	—	—	—
Lease abandonment costs			—	—	—	—	—	—	—
Facility consolidation costs	6,000	—	6,000	—	—	—	—	—	—
Employee relocation costs	16,000	—	16,000	—	—	—	—	—	—
Goodwill write-off		—	—	—	20,107,000	20,107,000	—	—	—
Impairment charge for notes receivable from shareholder and board member	—	969,000	969,000	—	38,000	38,000	—	—	—

Total	337,000	969,000	1,306,000	—	20,145,000	20,145,000	—	—	—

Fixed assets write-off and severance costs included in cost of goods sold	109,000	—	109,000	—	—	—	—	—	—

Expense included in operating expenses	$228,000	$969,000	$1,197,000	$—	$20,145,000	$20,145,000	$—	$—	$—

Note 14 —	Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31,	December 31,
	2006	2007

Accounts receivable:
Accounts receivable-trade	$1,117,000	$1,242,000
U.S. government accounts receivable-billed	493,000	1,246,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$1,535,000	$2,413,000

	December 31,	December 31,
	2006	2007

Inventories:
Raw materials	$2,242,000	$1,934,000
Work-in-process	569,000	679,000
Finished goods	4,534,000	1,817,000
Less: inventory reserves	(1,367,000)	(1,015,000)

	$5,978,000	$3,415,000

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2006	2007

Property and Equipment:
Equipment	$17,186,000	$15,951,000
Leasehold improvements	6,732,000	6,732,000
Furniture and fixtures	451,000	407,000

	24,369,000	23,090,000
Less: accumulated depreciation and amortization	(18,599,000)	(19,129,000)

	$5,770,000	$3,961,000

At December 31, 2006 and December 31, 2007, equipment includes $237,000 of assets financed under capital lease arrangements, net of $226,000 and $237,000 of accumulated amortization, respectively. Depreciation expense amounted to $2,548,000, $2,277,000 and $1,877,000 respectively, in 2005, 2006 and 2007. At December 31, 2007 we disposed of $1,344,000 of older, fully depreciated equipment. There was no gain or loss on said disposition.

	December 31,	December 31,
	2006	2007

Patents and Licenses:
Patents pending	$632,000	$705,000
Patents issued	899,000	983,000
Less accumulated amortization	(286,000)	(345,000)

Net patents issued	613,000	638,000
Licenses	563,000	563,000
Less accumulated amortization	(100,000)	(134,000)

Net licenses	463,000	429,000
Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,005,000)	(1,242,000)

Net purchased technology	701,000	464,000

	$2,409,000	$2,236,000

Amortization expense related to these items totaled $329,000, $326,000 and $331,000 respectively in 2005, 2006 and 2007. Amortization expenses related to these items are expected to total $331,000 in 2008 and 2009 and approximately $95,000 in 2010 and 2011.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2006	2007

Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$287,000	307,000
Compensated absences	379,000	371,000
Compensation related	299,000	369,000
Warranty reserve	428,000	380,000
Lease abandonment costs	8,000	—
Product line exit costs	319,000	—
Deferred rent	390,000	373,000
Other	104,000	123,000

	2,214,000	1,923,000
Less current portion	(1,610,000)	(1,405,000)

Long term portion	$604,000	$518,000

	For the Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Warranty Reserve Activity:
Beginning balance	$419,000	$491,000	$428,000
Additions	204,000	140,000	75,000
Deductions	(273,000)	(203,000)	(123,000)
Change in estimate relating to previous warranty accruals	141,000	—	—

Ending balance	$491,000	$428,000	$380,000

Lease Abandonment Costs:
Beginning balance	$1,336,000	$225,000	$8,000
Additions	—	—	—
Transfers from unfavorable lease costs	—	—	—
Deductions	(1,111,000)	(217,000)	(8,000)

Ending balance	$225,000	$8,000	$—

Product Line Exit Costs:
Beginning balance	$885,000	$402,000	$319,000
Additions	—	—	—
Deductions	(483,000)	(83,000)	(319,000)
Change in estimate relating to previous exit costs accrual	—	—	—

Ending balance	$402,000	$319,000	$—

	For the Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Severance Costs:
Beginning balance	$36,000	$32,000
Additions	218,000	—
Deductions	(222,000)	(32,000)

Ending balance	$32,000	$—	$—

	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2006	2007

Supplemental Cash Flow Information:
Cash paid for interest	$116,000	$45,000	$39,000
Cash paid for taxes	$(5,190)	$15,592	$183,249

Note 15 —	Subsequent Event

Unregistered Sales of Equity Securities

Under a previously announced investment agreement with Hunchun BaoLi Communication Co. Ltd, or BAOLI in August 2007, on February 27, 2008, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock (of which 953,065 must be voted in accordance with the votes of our other shares, effectively giving BAOLI no voting power over such shares) and (b) 611,523 shares of our Series A Convertible Preferred Stock, or Series A Preferred (convertible under certain conditions into 6,115,230 shares of our common stock). We received $15.0 million in cash, of which $4.0 million was funded in 2007 and the $11.0 million balance was funded in January 2008.

Subject to the terms and conditions of our Series A Preferred and to customary adjustments to the conversion rate, each share of our Series A Preferred is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI following such conversion does not exceed 9.9% of our outstanding common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred is the economic equivalent of the ten shares of common stock into which it is convertible. Except as required by law, the Series A Preferred will not have any voting rights and there is currently no dividend.

With the issuance of the Series A Preferred, our ability to declare or pay dividends on shares of our common stock will be subject to the requirement that we pay an equivalent dividend on each outstanding share of Series A Preferred (on an as converted basis).

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Net revenues(1)	$4,183,000	$4,685,000	$4,120,000	$4,914,000
Loss from operations(2)(3)	(2,977,000)	(2,006,000)	(2,040,000)	(2,220,000)
Net loss	(2,937,000)	(1,982,000)	(2,020,000)	(2,187,000)
Basic and diluted loss per common share	$(0.24)	$(0.16)	$(0.16)	$(0.17)
Weighted average number of shares outstanding	12,483,367	12,483,367	12483,367	12,500,134
2006
Net revenues(1)	$4,840,000	$5,021,000	$5,910,000	$5,307,000
Loss from operations(4)(5)	(3,340,000)	(22,755,000)	(2,164,000)	(1,712,000)
Net loss	(3,226,000)	(22,659,000)	(2,092,000)	(1,647,000)
Basic and diluted loss per common share	$(0.26)	$(1.81)	$(0.17)	$(0.13)
Weighted average number of shares outstanding	12,483,367	12,483,367	12,483,367	12,483,367

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.

(2)	Includes sale of previously written-off inventory of none, $138,000, $57,000 and none, respectively.

(3)	Includes increased reserve for inventory obsolescence of $90,000, $70,000, none and none, respectively.

(4)	Includes increased reserve for inventory obsolescence of $90,000, $90,000, $90,000 and $90,000, respectively.

(5)	Includes sale of previously written-off inventory of $119,000, $273,000, $309,000 and none, respectively.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

	Additions
		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year Ended December 31, 2007
Allowance for Uncollectible Accounts	$75,000	$—	$—	$—	$75,000
Impairment for Notes Receivable from Stockholder	1,007,000	(583,000)	—	(424,000)	—
Reserve for Inventory Obsolescence	1,367,000	(195,000)	—	(157,000)	1,015,000
Reserve for Warranty	428,000	75,000	—	(123,000)	380,000
Deferred Tax Asset Valuation Allowance	112,153,000	3,129,000	—	—	115,282,000
Year Ended December 31, 2006
Allowance for Uncollectible Accounts	75,000	—	—	—	75,000
Impairment for Notes Receivable from Stockholder	969,000	38,000	—	—	1,007,000
Reserve for Inventory Obsolescence		3,209,000	360,000	(2,202,000)	1,367,000
Reserve for Warranty	491,000	140,000	—	(203,000)	428,000
Deferred Tax Asset Valuation Allowance	106,299,000	5,854,000	—	—	112,153,000
Year Ended December 31, 2005
Allowance for Uncollectible Accounts	77,000	—	—	(2,000)	75,000
Impairment for Notes Receivable from Stockholder	—	969,000	—	—	969,000
Reserve for Inventory Obsolescence	5,402,000	984,000	—	(3,177,000)	3,209,000
Reserve for Warranty	419,000	204,000	—	(132,000)	491,000
Deferred Tax Asset Valuation Allowance	$106,589,000	$(290,000)	$—	$—	$106,299,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer) (Principal Financial Officer)	March 27, 2008

/s/ David W. Vellequette David W. Vellequette	Director	March 27, 2008

/s/ Lynn J. Davis Lynn J. Davis	Director	March 27, 2008

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 27, 2008

/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 27, 2008

/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 27, 2008