Form 10-Q
period 2008-03-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2008-05-12
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-21074
SUPERCONDUCTOR TECHNOLOGIES INC.
(Exact name of registrant as specified in our charter)

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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The registrant had 15,612,775 shares of the common stock outstanding as of the close of business on May 1, 2008.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended March 29, 2008
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
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: limited assets and a history of losses; limited number of potential customers; limited number of suppliers for some of our components; no significant backlog from quarter to quarter; and our market is characterized by rapidly advancing technology. For further discussion of these and other factors see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A.” Risk Factors” in this Report and in our 2007 Annual Report on Form 10-K.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2007	March 29, 2008
Net revenues:
Commercial product revenues	$3,534,000	$1,993,000
Government and other contract revenues	649,000	1,479,000

Total net revenues	4,183,000	3,472,000

Costs and expenses:
Cost of commercial product revenues	3,902,000	2,019,000
Contract research and development	445,000	1,243,000
Other research and development	913,000	408,000
Selling, general and administrative	1,901,000	2,200,000

Total costs and expenses	7,161,000	5,870,000

Loss from operations	(2,978,000)	(2,398,000)

Interest income	52,000	99,000
Interest expense	(11,000)	(9,000)

Net loss	$(2,937,000)	$(2,308,000)

Basic and diluted loss per common share	$(0.24)	$(0.17)

Weighted average number of common shares outstanding	12,483,367	13,636,083

See accompanying notes to the condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 29,
	2007	2008
	(See Note)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,939,000	$11,708,000
Accounts receivable, net	2,413,000	1,886,000
Inventory, net	3,415,000	5,380,000
Prepaid expenses and other current assets	442,000	414,000

Total Current Assets	10,209,000	19,388,000

Property and equipment, net of accumulated depreciation of $19,129,000 and $18,857,000, respectively	3,961,000	3,711,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,722,000 and $1,805,000, respectively	2,236,000	2,228,000
Other assets	219,000	226,000

Total Assets	$16,625,000	$25,553,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,467,000	$2,080,000
Accrued expenses	1,405,000	945,000
Proceeds for shares to be issued	4,000,000	—
Current portion of capitalized lease obligations and long term debt	45,000	46,000

Total Current Liabilities	6,917,000	3,071,000

Other long term liabilities	518,000	546,000

Total Liabilities	7,435,000	3,617,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	—	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 12,511,414 and 15,612,775 shares issued and outstanding, respectively	12,000	15,000
Capital in excess of par value	209,163,000	224,213,000
Accumulated deficit	(199,985,000)	(202,293,000)

Total Stockholders’ Equity	9,190,000	21,936,000

Total Liabilities and Stockholders’ Equity	$16,625,000	$25,553,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2007 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2007	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,937,000)	$(2,308,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617,000	396,000
Warrants-Options	90,000	118,000
Provision for excess and obsolete inventories	90,000	—
Changes in assets and liabilities:
Accounts receivable	(440,000)	525,000
Inventory	1,292,000	(1,965,000)
Prepaid expenses and other current assets	(405,000)	28,000
Patents, licenses and purchased technology	(36,000)	(76,000)
Other assets	6,000	(6,000)
Accounts payable, accrued expenses and other long- term liabilities	(583,000)	208,000

Net cash used in operating activities	(2,306,000)	(3,080,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,000)	(62,000)
Proceeds from sale of PP&E	18,000	—

Net cash used in investing activities	(27,000)	(62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(5,000)	—
Proceeds from preferred and common stock	—	10,911,000

Net cash provided by (used in) financing activities	(5,000)	10,911,000

Net increase (decrease) in cash and cash equivalents	(2,338,000)	7,769,000
Cash and cash equivalents at beginning of period	5,487,000	3,939,000

Cash and cash equivalents at end of period	$3,149,000	$11,708,000

See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987 and we maintain our headquarters in Santa Barbara, California. We operate in a single industry segment, the research, development, manufacture and marketing of high-performance infrastructure products for wireless voice and data applications. Our commercial products are divided into three product offerings: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). Our research and development contracts are used as a source of funds for our commercial technology development. From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts.
     We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for us. For the three months ended March 29, 2008 and March 31, 2007, government related contracts account for 43% and 16%, respectively, of our net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 29, 2008 are not necessarily indicative of results for all of 2008.
2. Summary of Significant Accounting Policies
Basis of Presentation
     In 2007, we incurred a net loss of $9.1 million and negative cash flows from operations of $5.4 million. For the quarter ended March 29, 2008, we incurred a net loss of $2.3 million and negative cash flows from operations of $3.1 million.
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. On August 17, 2007, we entered into an investment agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and on February 27, 2008, the transactions contemplated by that agreement closed and, in exchange for $15.0 million in cash, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock).
     We believe one of the key factors to our liquidity in the next twelve months will be our ability to successfully execute on our plans to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of accounts receivable collections and the timing and levels of new product development.
     We cannot assure you that if we need additional financing (public or private) that it will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and our viability as a company.
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
Revenue Recognition/Contract Accounting
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
          We generate almost all of our revenue from two different types of contractual arrangements: cost-plus-fee contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.
     Our fixed price contracts have historically been fixed unit price type contracts. Revenue on fixed unit price contracts, where specified units of output under service arrangements are delivered, is recognized as units and are delivered based on the specified price per unit.
     All payments to us for work performed on contracts with agencies of the United States government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, management believes that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency audits of us are complete through 2003.

Warranties
     We offer warranties generally ranging from one to five years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. An estimate by us for warranty related costs is recorded by us at the time of sale based on our actual historical product return rates and expected repair costs. Such costs have been within management’s expectations.
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
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. During the quarter ending March 29, 2008, we disposed of $592,000 of older, fully depreciated equipment. There was no gain or loss on said disposition.
Patents, Licenses and Purchased Technology
     Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. in 2002 was recorded at our estimated fair value and is amortized using the straight-line method over seven years.
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Long lived assets that will continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets are written down to their estimated fair value. We tested our long lived assets for recoverability during 2007 and did not believe that there was any impairment.

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
Income Taxes
     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.
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
Marketing Costs
     All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 29, 2008 and March 31, 2007.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     For the quarters ended March 29, 2008 and March 31, 2007, the weighted average fair value of options we granted was estimated as of the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended
	March 29, 2008	March 31, 2007
Expected life in years	4.0	4.0
Risk free interest rate	2.4%	4.8%
Expected volatility	110%	95%
Dividend yield	0%	0%
     The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 3 or 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0%

because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on our historical stock option cancellation rates over the last 4 years.
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
     We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2007, we had three customers that represented 40%, 14% and 7% of total net revenues. At December 31, 2007, these three customers together represented 43% of accounts receivable. In the three months ended March 29, 2008, we had one customer that represented 52% of total net revenues. At March 29, 2008, this customer represented 34% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We currently rely on one supplier for purchases of high quality substrates for growth of high-temperature superconductor films and a limited number of suppliers for other key components of our products. The loss of any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
     In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated results or operations or financial condition and we are currently evaluating the potential impact of adopting FSP FAS 157-2 on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. We will be required to adopt SFAS No. 141R as of January 1, 2009. We are currently evaluating the impact of SFAS No. 141R on our financial condition, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We will be required to adopt SFAS No. 160 as of January 1, 2009. We are currently evaluating the impact of SFAS No. 160 on our financial condition, results of operations and cash flows.
3. Short Term Borrowings
     We have a line of credit with a bank. The line of credit expires in July 2008 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the prime rate (5.25% at March 29, 2008) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at March 29, 2008.
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
4. Stockholders’ Equity
Stock Options
     We currently have one active stock option plan, 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock awards may be made to directors, key employees, consultants, and non-employee directors. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of three years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. We expect to issue new shares to cover stock option exercises and have no plans to repurchase shares. There were no stock option exercises during the three months ended March 29, 2008 and no stock option exercises for the three months ended March 31, 2007.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statements of Operations for the quarter ended March 29, 2008 on net income was $23,000 and none on basic and diluted earnings per share and for the quarter ended

March 31, 2007 the impact was $34,000 and none on basic and diluted earnings per share. No stock compensation cost was capitalized during either period. The weighted-average fair value at the grant date for options issued in the first quarter of 2008 was $5.00 per share versus $1.30 per share in the first quarter of 2007. The total compensation cost related to non-vested awards not yet recognized is $1.8 million and the weighted-average period over which the cost is expected to be recognized is 3.8 years in the first quarter of 2008 versus $190,000 and 1.2 years in the first quarter of 2007.
     The following is a summary of stock option transactions under our stock option plans at March 29, 2008:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2007	741,858	$1.43 - $493.75	$34.24	663,174	$37.87
Granted	499,590	$3.74 - $6.08	$5.00
Exercised	—	—	—
Canceled	(6,759)	$6.90 - $66.40	$26.30

Balance at March 29, 2008	1,234,689	$1.43 - $493.75	$22.45	663,376	$37.63

     The outstanding options expire on various dates through the end of March 2018. The weighted-average contractual term of options outstanding is 6 years and the weighted-average contractual term of stock options currently exercisable is slightly less than 6 years. The exercise prices for these options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $27.7 million. At March 29, 2008, 147,400 shares of outstanding stock options and 36,929 exercisable options had an exercise price less than the current market value and had an intrinsic value of $494,000 and $132,000, respectively.
Restricted Stock Awards
     In July 2006 we issued restricted stock awards. A total of 331,000 shares were granted and will fully vest in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture rate was assumed.
     The impact to the Consolidated Statements of Operations for the quarters ended March 29, 2008 and March 31, 2007 was an expense of $56,000 and none on basic and diluted earnings per share, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized was $83,000 and the weighted-average period over which the cost is expected to be recognized was 4 months.
          Warrants
     The following is a summary of outstanding warrants at March 29, 2008:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to the issuance of common stock	116,279	29.00	June 27, 2008 *
	342,466	7.08	August 16, 2010*	*	*

Warrants related to April 2004 Bridge Loans	10,000	18.50	April 28, 2011*

Total	468,745

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the average closing sale price for common shares over 10-30 days immediately preceding the exercise date.

**	These warrants contain anti-dilution adjustment provisions.

5. Earnings Per Share
     The computation of per share amounts for the three month periods ended March 29, 2008 and March 31, 2007 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,703,434 and 1,935,908 shares of common stock during the quarters ended March 29, 2008 and March 31, 2007, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
6. Commitments and Contingencies
Operating Leases
     We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2011. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
     For the three months ended March 29, 2008 and March 31, 2007, rent expense was $282,000 and $273,000, respectively.
Capital Leases
     We leased certain property and equipment under a capital lease arrangement that expired in 2007.
Patents and Licenses
     We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2009 to 2020. For the three months ended March 29, 2008 and March 31, 2007, royalty expense totaled $38,000 and $59,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any future audit adjustments to be significant.
     The minimum lease payments under operating and capital leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases
Remainder of 2008	$150,000	$1,050,000
2009	150,000	1,474,000
2010	150,000	1,525,000
2011	150,000	1,436,000

2012	150,000	9,000

Thereafter	1,050,000	1,000

Total payments	$1,800,000	$5,495,000

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
General Contractual Indemnities/Products Liability
     During the normal course of business, we enter into contracts with customers where we agree to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance which may provide a source of recovery to us in the event of an indemnification claim.
Short Term Borrowings
     We have a line of credit with a bank. Advances under the line of credit are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, it may declare a default and exercise all our rights and remedies under the agreement. There was no amount outstanding under this facility at March 29, 2008. See Note 3—Short Term Borrowings.
Contractual Contingency
          We have a contract to deliver several custom products to a government contractor. We are unable to manufacture the products for technical reasons. We have discussed the problem with the contractor and our government customer. They are considering the problem, and further discussions are expected. We do not believe that a loss, if any, is reasonably estimable at this time and therefore have not recorded any liability relating to this matter. We will periodically reassess our potential liability as additional information becomes available. If we later determine that a loss is probable and the amount reasonably estimable, we will record a liability for the potential loss. All costs have been expensed and no revenues recognized on this contract.

8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	December 31, 2007	March 29, 2008
Accounts receivable:
Accounts receivable-trade	$1,242,000	$819,000
United States government accounts receivable-billed	1,246,000	1,142,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,413,000	$1,886,000

	December 31, 2007	March 29, 2008
Inventories:
Raw materials	$1,934,000	$2,685,000
Work-in-process	679,000	1,323,000
Finished goods	1,817,000	2,272,000
Less inventory reserve	(1,015,000)	(900,000)

	$3,415,000	$5,380,000

	December 31, 2007	March 29, 2008
Property and Equipment:
Equipment	$15,951,000	$15,429,000
Leasehold improvements	6,732,000	6,732,000
Furniture and fixtures	407,000	407,000

	23,090,000	22,568,000
Less: accumulated depreciation and amortization	(19,129,000)	(18,857,000)

	$3,961,000	$3,711,000

     At December 31, 2007 and March 29, 2008, equipment includes $237,000 of assets financed under capital lease arrangements, net of $237,000 of accumulated amortization. Depreciation expense amounted to $272,000 and $535,000 for the three month periods ended March 29, 2008 and March 31, 2007, respectively.

	December 31, 2007	March 29, 2008
Patents and Licenses:
Patents pending	$705,000	$770,000

Patents issued	983,000	993,000
Less accumulated amortization	(345,000)	(361,000)

Net patents issued	638,000	632,000

Licenses	563,000	563,000
Less accumulated amortization	(134,000)	(142,000)

Net licenses	429,000	421,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,242,000)	(1,301,000)

Net purchased technology	464,000	405,000

	$2,236,000	$2,228,000

     Amortization expense related to these items totaled $83,000 and $82,000, for the three month periods ended March 29, 2008 and March 31, 2007, respectively. Amortization expenses are expected to total $249,000 for the remainder of 2008, $350,000 in each of the years 2008, 2009 and $119,000 in 2010 and 2011, respectively.

	December 31, 2007	March 29, 2008
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$307,000	$197,000
Compensated Absences	371,000	422,000
Compensation related	369,000	43,000
Warranty reserve	380,000	307,000
Deferred Rent	373,000	362,000
Other	123,000	206,000

	1,923,000	1,537,000
Less current portion	(1,405,000)	(991,000)

Long term portion	$518,000	$546,000

	For the three months ended,
	March 31, 2007	March 29, 2008
Warranty Reserve Activity:
Beginning balance	$428,000	$380,000
Additions	28,000	12,000
Deductions	(33,000)	(85,000)

Ending balance	$423,000	$307,000

Lease Abandonment Costs:
Beginning balance	$8,000	—
Additions	—	—
Deductions	—	—

Ending balance	$8,000	$—

Product Line Exit Costs:
Beginning balance	$319,000	—
Additions	—	—
Deductions	—	—

Ending balance	$319,000	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          We design, manufacture, market and sell high performance infrastructure products for wireless voice and data applications. Our products are utilized in major wireless networks which support voice and data communications by use of cell phones and other wireless communication devices.
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
          We currently sell most of our commercial products directly to wireless network operators in the United States. Our primary customers to date include ALLTEL, AT&T Mobility, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. We have a concentrated customer base. Verizon Wireless accounted for more than 10% of our commercial revenues in 2008 and Verizon Wireless and AT&T Mobility each accounted for more than 10% of our commercial revenues in 2007. We plan to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, but we cannot assure that this effort will be successful.
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
Recent Developments
BAOLI Investment
          Under an agreement entered into in 2007, on February 27, 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two associated purchasers a total of (a) 3,101,361 shares of our common stock (of which 953,065 must be voted in accordance with the votes of our other shares, effectively giving the holder no voting power over such shares) and (b) 611,523 shares of our Series A Convertible Preferred Stock (convertible under certain conditions into 6,115,230 shares of our common stock). We received $15.0 million in cash, of which $4.0 million was funded in 2007 and the $11.0 million balance was funded in January 2008.
          Subject to the terms and conditions of our Series A Preferred and to customary adjustments to the conversion rate, each share of our Series A Preferred is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by the holder and related persons following such conversion does not exceed 9.9% of our outstanding common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred is the economic equivalent of the ten shares of common stock into which it is convertible. Except as required by law, the Series A Preferred will not have any voting rights.
BAOLI Joint Venture.
     We continue to pursue manufacturing and marketing STI’s SuperLink® interference elimination solution in the China market. As previously announced, our joint venture agreements provide that BAOLI will provide the manufacturing expertise and working capital in exchange for 55 percent of the equity and we will provide an exclusive license in the China market of the enabling technology in exchange for 45 percent of the equity and a royalty on sales. In the first quarter of 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab trial and field trial activities in China. The lab trial was still ongoing at the end of the first quarter. The current schedule is to complete the lab trial and perform the field trial during the second quarter of 2008. STI will recognize any revenue from these trials in future periods as appropriate.
     The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful field trial results and other product marketing efforts in addition to a number of other conditions including certain critical approvals from the Chinese and United States governments. In particular, we are in discussions with the Committee on Foreign Investment in the United States (or CFIUS), an inter-agency committee of the United States government that reviews the national security implications of foreign acquisitions of U.S. companies regarding our joint venture with and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures (which are similar to those involved in acquisitions), some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of goodwill and long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.
          In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. We have not made any material changes to these policies.
Backlog
          Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $192,000 at March 29, 2008, as compared to $352,000 at December 31, 2007.
Results of Operations
Quarter Ended March 29, 2008 as compared to the Quarter Ended March 31, 2007
          Net revenues decreased by $711,000, or 17%, from $4.2 million in the first quarter of 2007 to $3.5 million in the first quarter of 2008. Net revenues consist primarily of commercial product revenues and government contract revenues.
          Net commercial product revenues decreased to $2.0 million in the first quarter of 2008 from $3.5 million in the first quarter of 2007, a decrease of $1.5 million, or 44%. The decrease is primarily the result of lower sales volume for our SuperLink product due to customer program delays. The average sales prices for our products were unchanged. Our three largest customers accounted for 97% of our total net commercial product revenues in the first quarter of 2008, compared to 95% in the first quarter of 2007. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
          Government contract revenues increased by $830,000, or 128% to $1.5 million in the first quarter of 2008 from $649,000 in the first quarter of 2007. This increase is primarily attributable to an increased number of government contracts.
          Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue decreased by $1.9 million or 49% to $2.0 million for the first quarter of 2008 compared to $3.9 million for the first quarter of 2007. The lower costs resulted principally from lower production as a result of lower sales. There was no additional provision for obsolete inventories in the first quarter of 2008 as compared to $90,000 in the first quarter of 2007. There was a

$74,000 reduction in a specific warranty provision in the first quarter of 2008 on the expiration of a warranty. There was no such warranty expense reduction in the first quarter of 2007.
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
          The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	March 31, 2007		March 29, 2008
	(Dollars in thousands)
Net commercial product sales	$3,534	100.0%	$1,993	100.0%
Total cost of commercial product sales	3,902	110.4%	2,019	101.3%

Gross profit	$(368)	(10.4%)	$(26)	(1.3%)

          We had a negative gross profit of $26,000 in the first quarter of 2008 from the sale of our commercial products as compared to a negative gross profit of $368,000 in the first quarter of 2007. We experienced negative gross profit in the first quarters of 2008 and 2007 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Gross margin in the first quarter of 2008 was not impacted by the sale of previously written-off inventory, while the same quarter last year included a gain of $126,000 from such sales. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
          Contract research and development expenses totaled $1.2 million in the first quarter of 2008 as compared to $445,000 in the first quarter of 2007. This increase was the result of higher expenses associated with performing a greater number of government contracts.
          Other research and development expenses relate principally to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $408,000 in the first quarter of 2008 as compared to $913,000 in the same quarter of the prior year. This decrease in commercial research and development is due to the increases in government contract efforts using relatively more of our limited engineering resources.
          Selling, general and administrative expenses totaled $2.2 million in the first quarter of 2008, as compared to $1.9 million in the first quarter of the prior year. The lower expenses in 2007 resulted primarily from reversal of a $610,000 reserve. Excluding this litigation item, 2008 expenses are lower as a result of lower insurance premiums, fewer repairs and maintenance charges, and lower consulting expenses.
          Interest income increased in the first quarter of 2008 as compared to the prior year period, because we had more cash available for investment partially offset by lower interest rates in 2008.
          Interest expense in the first quarter of 2008 decreased to $9,000, as compared to $11,000 in the prior year period, because of lower borrowings.
          We had a net loss of $2.3 million for the quarter ended March 29, 2008, as compared to a net loss of $2.9 million in the same period last year.
          The net loss available to common shareholders totaled $0.17 per common share in the first quarter of 2008, as compared to a net loss of $0.24 per common share in the same period last year.

Liquidity and Capital Resources
Cash Flow Analysis
     As of March 29, 2008, we had working capital of $16.3 million, including $11.7 million in cash and cash equivalents, as compared to working capital of $3.3 million at December 31, 2007, which included $3.9 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We do not own any auction rate securities. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents increased by $7.8 million from $3.9 million at December 31, 2007 to $11.7 million at March 29, 2008. Cash was provided by the final $11.0 million payment from the BAOLI investment, partly offset by cash used in operations and for the purchase of property and equipment.
     Cash used in operations totaled $3.1 million in the first quarter of 2008. We used $1.8 million to fund the cash portion of our net loss. We also used cash to fund a $2.0 million increase in inventory, partially offset by cash generated from a $761,000 decrease in accounts receivable, prepaid expenses and other assets, as well as an increase in accounts payable and accrued expenses.
     Net cash used in investing activities totaled $62,000 in the first quarter of 2008 as compared to $27,000 in the first quarter of last year. The expenditure relates to purchases of property and equipment.
     Net cash provided by financing activities totaled $10.9 million in the first quarter of 2008. The cash was provided by $11.0 million from the $15.0 million BAOLI investment, net of $89,000 in expenses. Net cash used in financing activities totaled $5,000 in the first quarter of 2007 and was used to pay down our long term debt.
Financing Activities
          We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. We have effective registration statements on file with the SEC covering the public resale by investors of common stock issued in our private placements, as well as any common stock acquired upon exercise of their warrants.
          Under an agreement entered into in 2007, on February 27, 2008, we issued to BAOLI and two associated purchasers a total of (a) 3,101,361 shares of our common stock (of which 953,065 must be voted in accordance with the votes of our other shares, effectively giving the holder no voting power over such shares) and (b) 611,523 shares of our Series A Convertible Preferred Stock (convertible under certain conditions into 6,115,230 shares of our common stock). We received $15.0 million in cash, of which $4.0 million was funded in 2007 and the $11.0 million balance was funded in January 2008.
          We also have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit expires in July, 2008. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (5.25% at March 29, 2008) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at March 29, 2008 or December 31, 2007. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     During the first quarter of 2008, there were no material changes outside the ordinary course of our business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
          We plan to invest approximately $600,000 in fixed assets during the remainder of 2008.
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
     For the quarter ended March 29, 2008, we incurred a net loss of $2.3 million and had negative cash flows from operations of $3.1 million. In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of

$5.4 million. Our independent registered public accounting firm has included in their audit reports for 2007 and 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
     At March 29, 2008 we had $11.7 million in cash. We believe this cash, combined with our customer base in North America, our new joint venture for sales and manufacturing in China, our aggressive sales plan for 2008 and our continued emphasis on cost reduction should fund our business for at least the next twelve months. We cannot assure you that additional financing would be available on acceptable terms or at all if actual cash flows deviate significantly from forecasted amounts or if we believe operations require additional funding.
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
          Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999 and December 2002, and are evaluating the effect of the recent investment by BAOLI. Therefore, the ability to utilize net operating loss carryforwards of $97.3 million incurred prior to the ownership changes will be subject in future periods to an annual limitation of $1.3 million. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize Conductus’ net operating loss carryforwards of $88.3 million incurred prior to the ownership changes will be subject in future periods to annual limitation of $700,000. Net operating losses incurred by us subsequent to the ownership changes totaled $99.5 million and are not subject to this limitation.
Recent Accounting Pronouncements
          In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated results or operations or financial condition and we are currently evaluating the potential impact of adopting FSP FAS 157-2 on our consolidated financial statements.
             In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. We will be required to adopt SFAS No. 141R as of October 1, 2009. We are currently evaluating the impact of SFAS No. 141R on our financial condition, results of operations and cash flows.
            In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We will be required to adopt SFAS No. 160 as of October 1, 2009. We are currently evaluating the impact of SFAS No. 160 on our financial condition, results of operations and cash flows.
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
          Please read the section in our 2007 Annual Report on Form 10-K entitled Item 1A “Risk Factors” for a description of additional uncertainties and factors that may affect our forward-looking statements. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We do not believe that there was a material change in our exposure to market risk at March 29, 2008 as compared with our market risk exposure on December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2007 Annual Report on Form 10-K.
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
          Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of March 29, 2008, that they are effective as described above.
Changes in Internal Controls
          There have been no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors.
          A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2008 and incorporated herein by reference. We are not aware of any material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities.
          We did not conduct any offerings of equity securities during the first quarter of this year that were not registered under the Securities Act of 1933. However, on February 27, 2008 we consummated the previously discussed issuances of common stock and Series A Convertible Preferred Stock pursuant to a private placement that was not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of such Act and Rule 506 promulgated thereunder. The bases for claiming such exemptions include, among other factors, BAOLI’s representations to us as to its status as an “accredited investor”. Under an agreement entered into in 2007, we issued to BAOLI and two associated purchasers a total of (a) 3,101,361 shares of our common stock (of which 953,065 must be voted in accordance with the votes of our other shares, effectively giving the holder no voting power over such shares) and (b) 611,523 shares of our Series A Convertible Preferred Stock (convertible under certain conditions into 6,115,230 shares of our common stock). We received $15.0 million in cash, of which $4.0 million was funded in 2007 and the $11.0 million balance was funded in January 2008.
          We did not repurchase any shares of our common stock during the first quarter of this year.
Item 4. Submission of Matters to a Vote of Security Holders.
          We did not submit any matters submitted to a vote of security holders during the first quarter of this year.
Item 5. Other Information.
(a)	Additional Disclosures.

None.

(b)	Stockholder Nominations.
               There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 29, 2008. Please see the discussion of our procedures in our most recent proxy statement.
Item 6. Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: May 12, 2008	/s/ William J. Buchanan
William J. Buchanan
Controller

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer