Form 10-K/A
period 2007-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2008-05-28
CIK 895665

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
None
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or            No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or            No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or            No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 27, 2008 (the “Original Form 10-K”). We are filing this Amendment to correct an inadvertent omission of language in the introductory language to paragraph 4 of the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-K. This Amendment No. 1 on Form 10-K/A also amends the index of exhibits contained in Item 15(a) 3. of the Original Form 10-K without otherwise amending Item 15(a).
     The Original Form 10-K continues to speak as of the dates provided in the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
3.	Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of the registrant (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (3)

3.4	Certificate of Designations of the Registrant relating to the Series A Preferred Stock (26)

3.5	Restated Bylaws of the Registrant (4)

4.1	Form of Common Stock Certificate (5)

4.2	Third Amended and Restated Stockholders Rights Agreement (6)

4.3	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (8)

4.4	Form of Warrant (9)

4.5	Form of Registration Rights Agreement (9)

4.6	Silicon Valley Bank Warrant dated May 2004 (10)

4.7	Form of Warrant dated August 2005 (11)

10.1	Amended and Restated 1988 Stock Option Plan, as amended, with form of stock option agreement (12)

10.2	1999 Stock Option Agreement (7)***

10.3	1998 Stock Option Plan (13)***

10.4(a)	Form of Change of Control Agreement dated March 28, 2003 (14)***

10.4(b)	Form of Amendment to Change of Control Agreement dated as of May 24, 2005 (12)***

10.4(c)	Form of Amendment to Change of Control Agreement dated as of December 31, 2006 (24)***

10.5(a)	Accounts Receivable Purchase Agreement dated March 28, 2003 by and between Registrant and Silicon Valley Bank (14)

10.5(b)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 17, 2004 (15)

10.5(c)	Accounts Receivable Purchase Modification Agreement with Silicon Valley Bank dated March 29, 2005 (16)

10.6	Unconditional Guaranty dated March 27, 2003 issued by Conductus, Inc. to Silicon Valley Bank (14)

10.7	Patent License Agreement between Telcordia Technologies, Inc. and Registrant dated July 13, 2002 (14)

10.8(a)	Securities Purchase Agreement dated June 23, 2003 (17)

10.8(b)	Form of Investor Warrant (17)

10.9	Form of Registration Rights Agreement (17)

10.10	Patent License Agreement by and between Lucent Technologies and the registrant**(18)

10.11	License Agreement with Sunpower**(19)

10.12(a)	Employment Agreement with Jeffrey Quiram (20)***

10.12(b)	Option Agreement with Jeffrey Quiram (20)***

10.12(c)	Amendment to Employment Agreement with Jeffrey Quiram dated as of December 31, 2006 (24)***

10.13(a)	2003 Equity Management Incentive Plan (as amended May 25, 2005)(4)***

10.13(b)	Form of Option Agreement for 2003 Equity Incentive Plan (20)***

10.13(c)	Management Incentive Plan (22)***

10.14(a)	Employment Agreement with Terry White (23)***

Number	Description of Document

10.14(b)	Amendment to Employment Agreement with Terry White dated as of December 31, 2006 (24)***

10.15	Compensation Policy for Non-Employee Directors dated March 18, 2005 (23)***

10.15	Stipulation of Settlement to Class Action dated August 10, 2005(23)

10.16(a)	Placement Agency Agreement for August 2005(11)

10.16(b)	Form of Subscription Agreement for August 2005 offering(22)

10.17	Form of Director and Officer Indemnification Agreement(21)

10.18	Code of Business Conduct and Ethics (21)

10.19	August 17, 2007 investment agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) (25)

10.20	November 9, 2007 first amendment to investment agreement with BAOLI*

10.21	January 8, 2008 second amendment to investment agreement with BAOLI*

10.22	November 8, 2007 Framework Agreement with BAOLI*

10.23	December 8, 2007 Sino-Foreign Equity Joint Venture between the Registrant and BAOLI (Exhibit A to Framework Agreement with BAOLI)*

10.24	Form of License Agreement between the Registrant and BAOLI (Exhibit B to Framework Agreement with BAOLI)*

21	List of Subsidiaries*

23.1	Consent of Stonefield Josephson Inc, Independent Registered Public Accounting Firm*

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm*

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002****

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002****

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended April 3, 1999.

(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 13, 2006.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 27, 2005.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-56714).

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended July 3, 1999.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90293).

(8)	Incorporate by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 25, 2003.

(10)	Incorporated by reference from the Registrant’s Registration Statement of Form S-3 (Reg. 333-117107).

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 11, 2005.

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 1994.

(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56606) filed March 6, 2001.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 4, 2005.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 25, 2003.

(18)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

(20)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(21)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 28, 2006.

(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(25)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed February 25, 2008.

*	Previously filed with Original Form 10-K.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

***	This exhibit is a management contract or compensatory plan or arrangement.

****	Filed herewith (except for paragraph 3 which was previously filed with the Original Form 10-K).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of May 2008.

SUPERCONDUCTOR TECHNOLOGIES INC.
By:	/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer

S-1