Form 10-Q
period 2008-06-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2008-08-12
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 17,612,775 shares of the common stock outstanding as of the close of business on August 1, 2008.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended June 28, 2008

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008

Net revenues:
Net commercial product revenues	$3,653,000	$1,348,000	$7,187,000	$3,341,000
Government and other contract revenues	1,032,000	1,601,000	1,681,000	3,080,000

Total net revenues	4,685,000	2,949,000	8,868,000	6,421,000

Costs and expenses:
Cost of commercial product revenues	3,228,000	2,155,000	7,130,000	4,173,000
Contract research and development	607,000	1,247,000	1,055,000	2,489,000
Other research and development	813,000	743,000	1,725,000	1,151,000
Selling, general and administrative	2,043,000	2,215,000	3,941,000	4,416,000

Total costs and expenses	6,691,000	6,360,000	13,851,000	12,229,000

Loss from operations	(2,006,000)	(3,411,000)	(4,983,000)	(5,808,000)

Interest income	35,000	70,000	86,000	169,000
Interest expense	(11,000)	(8,000)	(22,000)	(17,000)

Net loss	$(1,982,000)	$(3,349,000)	$(4,919,000)	$(5,656,000)

Basic and diluted loss per common share	$(0.16)	$(0.21)	$(0.39)	$(0.38)

Weighted average number of common shares outstanding	12,483,367	16,316,072	12,483,367	14,976,078

See accompanying notes to the unaudited interim condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 28,
	2007	2008
	(See Note)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,939,000	$12,987,000
Accounts receivable, net	2,413,000	1,468,000
Inventory, net	3,415,000	6,215,000
Prepaid expenses and other current assets	442,000	414,000

Total Current Assets	10,209,000	21,084,000

Property and equipment, net of accumulated depreciation of $19,129,000 and $19,246,000, respectively	3,961,000	3,351,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,722,000 and $1,887,000, respectively	2,236,000	2,245,000
Investment in joint venture	—	401,000
Other assets	219,000	229,000

Total Assets	$16,625,000	$27,310,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,467,000	$1,213,000
Accrued expenses	1,405,000	1,182,000
Proceeds for shares to be issued	4,000,000	—
Current portion of capitalized lease obligations and long term debt	45,000	64,000

Total Current Liabilities	6,917,000	2,459,000

Other long term liabilities	518,000	521,000

Total Liabilities	7,435,000	2,980,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 issued and outstanding	—	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 12,511,414 and 17,612,775 shares issued and outstanding, respectively	12,000	18,000
Capital in excess of par value	209,163,000	229,953,000
Accumulated deficit	(199,985,000)	(205,642,000)

Total Stockholders’ Equity	9,190,000	24,330,000

Total Liabilities and Stockholders’ Equity	$16,625,000	$27,310,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2007 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,919,000)	$(5,656,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,212,000	871,000
Warrants-Options	176,000	302,000
Provision for excess and obsolete inventories	160,000	—
Reserve for impairment of note and interest receivable from Stockholder	(583,000)	—
Changes in assets and liabilities:
Accounts receivable	(666,000)	943,000
Inventory	1,934,000	(2,800,000)
Prepaid expenses and other current assets	676,000	27,000
Patents, licenses and purchased technology	(92,000)	(175,000)
Other assets	(13,000)	(8,000)
Accounts payable, accrued expenses and other long-term liabilities	(379,000)	(429,000)

Net cash used in operating activities	(2,494,000)	(6,925,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	25,000	—
Investment in joint venture	—	(401,000)
Purchases of property and equipment	(96,000)	(95,000)

Net cash used in investing activities	(71,000)	(496,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	—	(4,000,000)
Payments on long-term obligations	(10,000)	—
Proceeds from the sale of common stock	—	20,469,000

Net cash provided by (used in) financing activities	(10,000)	16,469,000

Net increase (decrease) in cash and cash equivalents	(2,575,000)	9,048,000
Cash and cash equivalents at beginning of period	5,487,000	3,939,000

Cash and cash equivalents at end of period	$2,912,000	$12,987,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987 and we maintain our headquarters in Santa Barbara, California. We are a leading company in high temperature superconductor (HTS) and related technologies. We operate in a single industry segment, the research, development, manufacture and marketing of products utilizing our HTS materials science and manufacturing expertise. Our research and development contracts are used as a source of funds for our commercial technology development. From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts.
     We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide us a significant source of revenues. For the six months ended June 28, 2008 and June 30, 2007, government related contracts accounted for 48% and 19%, respectively, of our net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of the results for all of 2008.
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. At June 28, 2008, we had cash and cash equivalents of $13.0 million and working capital of $18.6 million. We believe that existing funds are sufficient to fund our operations for the next twelve months. We believe additional key factors to our liquidity will be our ability to successfully execute our plans to increase sales levels as well as numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of accounts receivable collections and the timing and levels of new product development.
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
     In the first six months of 2008, we incurred a net loss of $5.7 million and negative cash flows from operations of $6.9 million. In 2007, we incurred a net loss of $9.1 million and negative cash flows from operations of $5.4 million.
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
Warranties
     We offer warranties generally ranging from one to five years on our commercial products, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties may require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. An estimate by us for warranty related costs is recorded by us at the time of sale based on our actual historical product return rates and expected repair costs. Such costs have been within our expectations.
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
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. During the three and six months ended June 28, 2008, we disposed of $6,000 and $598,000 respectively, of older, fully depreciated equipment. There was no gain or loss on these dispositions.
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
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Long-lived assets that will continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value. We tested our long lived assets for recoverability during 2007 and did not believe that there was any impairment.
     While we believe the expected cash flows from these long-lived assets, including intangible assets, exceed the carrying amounts, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude, in connection with any future impairment tests, that the estimated fair value of our long-lived assets, including intangible assets, is less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.
Other Investments
     We use the equity method of accounting for our joint venture with Hunchun BaoLi Communications (BAOLI) in China. We have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to this joint venture where we own 45 percent of the equity. In the first quarter of 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab trial and field trial activities in China. The lab trial was successfully completed in the second quarter 2008. The current schedule is to complete the field trial during the third quarter of 2008. Even though we have applied the equity method of accounting, per APB 018, no equity income or loss of the joint venture has been presented in the accompanying statements of operations because the joint venture has not yet generated operating results. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market.
     The joint venture’s activities remain subject to successful field trial results and other product marketing efforts in addition to a number of other conditions including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions the United States government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.
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
     In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $285.1 million and $154.7 million, respectively. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, and as a result of equity sales in the past year. Conductus, from whom we acquired some of our net operating losses, underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Our ability to utilize net operating loss carryforwards incurred prior to each ownership change will be subject in future periods to future annual limitations which we are currently evaluating. Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
Marketing Costs
     All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six month periods ended June 28, 2008 and June 30, 2007.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation

     For the three and six months ended June 28, 2008 and June 30, 2007, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Six months ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Expected life in years	4.0	4.0	4.0	4.0
Risk free interest rate	4.95%	2.8%	4.80%	2.46%
Expected volatility	95%	106%	95%	109%
Dividend yield	0%	0%	0%	0%
     The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 3 or 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, intangibles, and estimated provisions for warranty costs, income taxes and litigation. Actual results could differ from those estimates and such differences may be material to the financial statements.
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.
Comprehensive Income (Loss)
     We have no items of other comprehensive income (loss) in any period other than our net loss.
Segment Information
     We are a leading company in high temperature superconductor (HTS) and related technologies. We operate in a single business segment, the research, development, manufacture and marketing of products utilizing our HTS materials science and manufacturing expertise. Net commercial product revenues are primarily derived from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented.
Certain Risks and Uncertainties
     We have continued to incur operating losses. Our long-term prospects and execution of our business plan are dependent upon the continued and increased market acceptance for our products.
     We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In the six months ended June 28, 2008, we had two customers that represented 40% and 9% of total net revenues. At June 28, 2008, these two customers represented 28% of accounts receivable. In 2007, we had three customers that represented 40%, 14% and 7% of total net revenues. At December 31, 2007, these three customers represented 43% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Recent Accounting Pronouncement
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect that the implementation of this standard will have a material impact on our consolidated financial position and results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for us in 2009 and we not expect a material effect from adoption of this rule.
3. Short Term Borrowings
     We have a line of credit with a bank. The line of credit was renewed in July 2008 for a term of one year. The line of credit expires in July 2009 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the prime rate (5.00% at June 28, 2008) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at June 28, 2008.
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
4. Stockholders’ Equity
Common Stock
     On August 17, 2007, we entered into an investment agreement with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and in February 2008, the transactions contemplated by that agreement closed and, in exchange for $15.0 million in cash, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock.)
     In a registered direct offering completed in May 2008 we raised net proceeds of $5.6 million, net of offering costs of $442,000, from the sale of 2,000,000 shares of common stock at $3.00 per share based on a negotiated discount to market.
Stock Options
     We currently have one active stock option plan, the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards and performance share awards. Stock awards may be made to our key employees, consultants, and non-employee directors. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of three or four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. We expect to issue new shares to cover stock option exercises and have no plans to repurchase shares. There were no stock option exercises in the six months ended June 28, 2008 or in the six months ended June 30, 2007.
     For the three months ended June 28, 2008 and June 30, 2007, option compensation expense affected (i) net income by $128,000 and $30,000, respectively on and (ii) both basic and diluted earnings per share by $0.01 and zero, respectively. For the six months ended June 28, 2008 and June 30, 2007, option compensation expense affected (i) net income by $190,000 and $64,000, respectively, and (ii) both basic and diluted earnings per share by $0.01 and $0.01, respectively. No stock compensation cost was capitalized during either period. The weighted-average fair value at the grant date for options issued in the first six months of 2008 was $3.59 per share versus $1.30 per share in the first six months of 2007. The total compensation cost related to non-vested awards not yet recognized is $1.8 million and the weighted-average period over which the cost is expected to be recognized was 3.6 years at June 28, 2008 versus $158,000 and 1.2 years at June 30, 2007
     The following is a summary of stock option transactions under our stock option plans at June 28, 2008:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2007	741,858	$1.43 — $493.75	$34.24	663,174	$37.87
Granted	571,590	$3.73 — $ 6.08	$4.85
Exercised	—	—	—
Canceled	(32,176)	$1.58 — $295.00	$14.24

Balance at June 28, 2008	1,281,272	$1.43 — $493.75	$21.63	665,647	$37.17

     The outstanding options expire on various dates through the end of May 2018. The weighted-average contractual term of options outstanding is 5.8 years and the weighted-average contractual term of stock options currently exercisable is slightly less than 5.8 years. The exercise prices for these options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $28.0 million. At June 28, 2008, only 10,700 shares of outstanding stock options and 4,725 exercisable options had an exercise price less than the current market value and had an intrinsic value of $6,300 and $3,000, respectively.
Restricted Stock Awards
     In July 2006, we issued restricted stock awards. A total of 331,000 shares were granted and 302,000 shares fully vested in one single installment on the second anniversary of the grant date in July 2008. The per share weighted average grant-date fair value was $1.50. A 10% forfeiture rate was assumed.
     For the three and six months ended June 28, 2008 restricted stock compensation expense affected (i) net income by $56,000 and $112,000, respectively, and (ii) both basic and diluted earnings per share by zero and $0.01, respectively. For the three and six months ended June 30, 2007 restricted stock compensation expense affected (i) net income by $56,000 and $112,000, respectively, and (ii) both basic and diluted earnings per share by zero and $0.01, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized was $18,000 and the weighted-average period over which the cost was recognized was one month.
Warrants
     The following is a summary of outstanding warrants at June 28, 2008:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to issuance of common stock	342,466	$6.74	August 16, 2010	* **
Warrants related to April 2004 Bridge Loans	10,000	18.50	April 28, 2011	*

Total	352,466

*	The terms of these warrants contain net exercise provisions, wherein instead of a cash exercise holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date.

**	These warrants contain anti-dilution adjustment provisions.
5. Earnings Per Share

     The computation of per share amounts for the three month periods ended June 30, 2007 and June 28, 2008 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,916,710 and 1,951,738 shares of common stock during the three and six month periods ended June 30, 2007 and June 28, 2008, respectively, were not considered in the computation of diluted earnings per share because their inclusion would be anti-dilutive.
6. Commitments and Contingencies
Operating Leases
     We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2011. This lease contains an annual escalation clause and requires us to pay utilities, insurance, taxes and other operating expenses.
     Rent expenses totaled $279,000 and $562,000 for the three and six month periods ended June 28, 2008, and $273,000 and $548,000 for the three and six month periods ended June 30, 2007, respectively.
Capital Leases
     We leased certain property and equipment under a capital lease arrangement that expired in 2007.
Patents and Licenses
     We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2009 to 2020. For the three and six months ended June 28, 2008, royalty expense totaled $38,000 and $75,000, respectively. For the three and six months ended June 30, 2007, royalty expense totaled $33,000 and $87,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any future audit adjustments to be significant.
     The minimum payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases

Remainder of 2008	$150,000	$715,000
2009	150,000	1,474,000
2010	150,000	1,525,000
2011	150,000	1,436,000
2012	150,000	9,000
Thereafter	1,050,000	1,000

Total payments	$1,800,000	$5,160,000

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
     We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us under specific conditions.
General Contractual Indemnities/Products Liability
     During the normal course of business, we enter into contracts with customers where we agree to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnifications. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance which may provide a source of recovery to us in the event of an indemnification claim.
Short Term Borrowings
     Advances under our line of credit with the bank are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this facility at June 28, 2008. See Note 3—Short Term Borrowings.
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

	December 31,	June 28,
	2007	2008
Accounts receivable:
Accounts receivable-trade	$1,242,000	$477,000
United States government accounts receivable-billed	1,246,000	1,066,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,413,000	$1,468,000

	December 31,	June 28,
	2007	2008
Inventories:
Raw materials	$1,934,000	$3,417,000
Work-in-process	679,000	1,024,000
Finished goods	1,817,000	2,682,000
Less inventory reserve	(1,015,000)	(908,000)

	$3,415,000	$6,215,000

	December 31,	June 28,
	2007	2008
Property and Equipment:
Equipment	$15,951,000	$15,457,000
Leasehold improvements	6,732,000	6,736,000
Furniture and fixtures	407,000	404,000

	23,090,000	22,597,000
Less: accumulated depreciation and amortization	(19,129,000)	(19,246,000)

	$3,961,000	$3,351,000

     At December 31, 2007 and June 28, 2008, equipment includes $237,000 of assets financed under capital lease arrangements, net of $237,000 of accumulated amortization. Depreciation expense amounted to $535,000 and $714,000 for the three and six month periods ended June 28, 2008 and $535,000 and $999,000 for the three and six month periods ended June 30, 2007, respectively.

	December 31,	June 28,
	2007	2008
Patents and Licenses:
Patents pending	$705,000	$850,000

Patents issued	983,000	1,001,000
Less accumulated amortization	(345,000)	(377,000)

Net patents issued	638,000	624,000

Licenses Pending	—	13,000

Licenses	563,000	563,000
Less accumulated amortization	(134,000)	(150,000)

Net licenses	429,000	413,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,242,000)	(1,361,000)

Net purchased technology	464,000	345,000

	$2,236,000	$2,245,000

     Amortization expense related to these items totaled $81,000 and $166,000 for the three and six month periods ended June 28, 2008 and $81,000 and $162,000 for the three and six month periods ended June 30, 2007, respectively. Amortization expenses are expected to total $165,000 for the remainder of 2008, $350,000 in 2009 and $119,000 in each of the years 2010 and 2011, respectively.

	December 31,	June 28,
	2007	2008
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$307,000	$399,000
Compensated Absences	371,000	472,000
Compensation related	369,000	64,000
Warranty reserve	380,000	314,000
Deferred Rent	373,000	350,000
Other	123,000	168,000

	1,923,000	1,766,000
Less current portion	(1,405,000)	(1,245,000)

Long term portion	$518,000	$521,000

	For the six months ended,
	June 30,	June 28,
	2007	2008
Warranty Reserve Activity:
Beginning balance	$428,000	$380,000
Additions	51,000	21,000
Deductions	(28,000)	(87,000)

Ending balance	$451,000	$314,000

Lease Abandonment Costs:
Beginning balance	$8,000	—
Additions	—	—
Deductions	(8,000)	—

Ending balance	$—	—

Product Line Exit Costs:
Beginning balance	$319,000	—
Additions	—	—
Deductions	(319,000)	—

Ending balance	$—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We are a leading company in high temperature superconductor (HTS) materials and related technologies. HTS materials have the unique ability to conduct various signals or energy (e.g. electrical current or radio frequency (RF) signals) with little or no resistance when cooled to “critical” temperatures. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation and decreasing electrical noise. Circuits designed to remove interference inherent in some RF signals can also be made from HTS materials. Commercial use of HTS materials requires a number of cutting edge technologies, including development of HTS materials, specialized manufacturing expertise to create uniform thin layers of these materials, expert designs of circuits optimized for HTS materials, and technologies to maintain an extremely low temperature environment for HTS applications (although the critical temperatures for HTS are “high” compared with traditional superconductors, but they are still extremely cold by other standards).
Our Propriety Technology

     We are focused on research and development to maintain our technological edge. As of June 28, 2008, we had 35 employees in our research and development division; nine of our employees have Ph.D.s, and fourteen others hold advanced degrees, in physics, materials science, electrical engineering and other fields. Our development efforts over the last 21 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. As of June 28, 2008, we held 54 U.S. patents in the following categories:
•	6 patents for technologies directed toward producing thin-film materials and structures. We have developed a proprietary state of the art manufacturing process for producing HTS thin-films of the highest quality.

•	26 patents for cryogenic and non-microwave circuit designs. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems. Our proprietary and patented cryogenic packaging innovations provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	5 patents covering other superconducting technologies.
     As of June 28, 2008, we also had 15 issued foreign patents, 26 U.S. patent applications pending and 41 foreign applications patents pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Reconfigurable Handset Filters. The trend in the wireless handset industry is to continually reduce size and cost, while adding more features and making the unit more adaptable to different air interfaces and frequencies throughout the world. This drives the need for more complex and reconfigurable transceivers. We are uniquely positioned to meet this demand with its strong intellectual property and expertise in frequency agile and thin film filters.

•	Superconducting Power Transmission Lines. We have entered into a collaborative effort with the Department of Energy’s (DOE) Los Alamos National Laboratory (LANL) to apply our HTS expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines. If successfully developed, HTS superconducting cables could replace copper power transmission lines, resulting in higher capacity with less resistive cable losses.

•	Government Products. As the worldwide leader in developing HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.
     Our development efforts can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.
Our Business Model
     To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:
Government Contracts
     We generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the Federal Government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures.

Commercial Applications
     We have chosen to manufacture and sell certain commercial products on our own. To date, our commercial efforts have been focused on the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications. We have three current product lines, all of which relate to wireless base stations:
•	SuperLink, a highly compact and reliable receiver front-end HTS wireless filter system to eliminate out-of-band interference for wireless base stations, combining filters with a proprietary cryogenic cooler and a cooled low-noise amplifier.

•	AmpLink, a ground-mounted unit for wireless base stations which includes a high-performance amplifier and up to six dual duplexers.

•	SuperPlex, a high-performance multiplexer that provides extremely low insertion loss and excellent cross-band isolation designed to eliminate the need for additional base station antennas and reduce infrastructure costs.
     We sell most of our current commercial products to a small number of wireless carriers in the United States, including ALLTEL, AT&T Mobility, Sprint Nextel, T-Mobile, U.S. Cellular and Verizon Wireless. Verizon Wireless and AT&T Mobility each accounted for more than 10% of our commercial revenues in the six months ended June 28, 2008 and for all of 2007. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.
Joint Ventures
     From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In the first quarter of 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab trial and field trial activities in China. The lab trial was successfully completed in the second quarter 2008. The current schedule is to complete the field trial during the third quarter of 2008. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful field trial results and other product marketing efforts in addition to a number of other conditions including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions the United States government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.
Licenses
     From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications, among others.
Recent Developments
Collaborative Effort
     On July 29, 2008 we announced via a press release that we entered into a collaborative effort with the Department of Energy’s (DOE) Los Alamos National Laboratory (LANL) to apply our high-temperature superconductor (HTS) materials expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines.
Sale of Common Stock
     In a registered direct offering completed in May 2008 we raised net proceeds of $5.6 million, net of offering costs of $442,000, from the sale of 2,000,000 shares of common stock at $3.00 per share based on a negotiated discount to market.
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
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $12,000 at June 28, 2008, as compared to $352,000 at December 31, 2007.
Results of Operations
Quarter and six months ended June 28, 2008 as compared to the quarter and six months ended June 30, 2007
     Total net revenues decreased by $1.8 million, or 38%, to $2.9 million in the second quarter of 2008 from $4.7 million in the second quarter of 2007. Total net revenues decreased by $2.5 million, or 28%, to $6.4 million in the first six months of 2008 from $8.9 million in the same period last year. Total net revenues consist primarily of commercial product revenues and government contract revenues.
     Net commercial product revenues decreased to $1.4 million in the second quarter of 2008 from $3.7 million in the second quarter of 2007, a decrease of $2.3, or 63%. For the first six months of 2008, net commercial product revenues decreased $3.8 million to $3.4 million from $7.2 million in the same period last year, a decrease of 53%. The decrease is primarily the result of lower sales of both our SuperLink and AmpLink products. Our three largest customers accounted for 95% of our total net revenues in the first half of 2008. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues increased to $1.6 million in the second quarter of 2008 from $1.0 million in the second quarter of 2007, an increase of $569,000, or 55%. For the first six months of 2008, government contract revenues increased to $3.1 million from $1.6 million in the same period last year, an increase of $1.4, or 83%. The increase is primarily attributable to a new larger contract received in the second quarter of 2007.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $2.2 million for the second quarter of 2008 compared to $3.2 million for the second quarter of 2007, a decrease of $1.0, or 33%. For the first six months of 2008, the cost of commercial product revenues totaled $4.2 million compared to $7.1 million for the first six months of 2007, a decrease of $2.9, or 41%. For the quarter and year to date, decreased costs resulted primarily from lower commercial sales of both our SuperLink and AmpLink products. There was no additional provision for obsolete inventories in the second quarter or six months ended June 28, 2008 compared to $70,000 and $160,000 in the second quarter and six months ended June 30, 2007. The second quarter and six months ended June 30, 2007 also included decreased costs resulting form the reversal of a $319,000 product line exit cost accrual.
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
     The following is an analysis of our commercial product gross profit and margins:

Dollars in thousands	Three Months Ended				Six Months Ended
	June 30, 2007		June 28, 2008		June 30, 2007		June 28, 2008

Net commercial product sales	$3,653	100%	$1,348	100%	$7,187	100%	$3,341	100%

Cost of commercial product sales	3,228	88%	2,155	160%	7,130	99%	4,173	125%

Gross profit	$425	12%	$(807)	(60)%	$57	1%	$(832)	(25)%

     We had a negative gross profit of $807,000 in the second quarter of 2008 from the sale of our commercial products compared to a gross profit of $425,000 in the second quarter of 2007. For the six months ended June 28, 2008, we had a negative gross profit of $832,000 from the sale of our commercial products compared to a gross profit of $57,000 in the six months ended June 30, 2007. Our gross margins were adversely impacted by significantly lower sales volume in the 2008 periods as compared to the same periods in 2007. Charges for excess and obsolete inventory totaled zero and $160,000 in the first six months of 2008 and 2007, respectively. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $1.2 million in the second quarter of 2008 as compared to $607,000 in the second quarter of 2007. These expenses totaled $2.5 million in the first half of 2008 and $1.1 million in the first half of 2007. This increase was the result of higher expenses associated with performing larger government contracts in the second quarter and six months ended June 28, 2008 compared to the same periods in 2007. As a percentage of government revenue, our 2008 expenses are higher than our 2007 expenses because of different cost recognition criteria on one of our 2008 cost-plus contracts.
     Other research and development expenses relate to development of new wireless commercial products. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $743,000 in the second quarter of 2008 as compared to $813,000 in the same quarter of the prior year and totaled $1.2 million in the first half of 2008 and $1.7 million in the first half of 2007. Year to date these expenses are down due to increases in government contract efforts using relatively more of our limited engineering resources.
     Selling, general and administrative expenses totaled $2.2 million in the second quarter of 2008, as compared to $2.0 million in the second quarter of the prior year. In the first six months of 2008, these expenses totaled $4.4 million as compared to $3.9 million in the same period last year. The lower expenses in 2007 resulted primarily from reversal of a $610,000 reserve, lower insurance premiums and lower selling costs, slightly offset by higher legal expenses in 2008 associated with our China joint venture.
     Interest expense in the three months and six months ended June 28, 2008 amounted to $8,000 and $17,000, as compared to $11,000 and $22,000 in the three months and six months ended June 30, 2007.
     We had a net loss of $3.4 million for the quarter ended June 28, 2008, as compared to a net loss of $2.0 million in the same period last year. For the six months ended June 28, 2008, our loss totaled $5.7 million as compared to a net loss of $4.9 million in the same period last year.
     The net loss available to common shareholders totaled $0.21 per common share in the second quarter of 2008, as compared to a net loss of $0.16 per common share in the same period last year. The net loss available to common shareholders totaled $0.38 per common share in the first half of 2008, as compared to a net loss of $0.39 per common share in the same period in 2007.
Liquidity and Capital Resources
Cash Flow Analysis
     As of June 28, 2008, we had working capital of $18.6 million, including $13.0 million in cash and cash equivalents, as compared to working capital of $3.3 million at December 31, 2007, which included $3.9 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents increased by $9.0 million to $13.0 million at June 28, 2008 from $3.9 million at December 31, 2007, primarily as a result of proceeds from stock sales and a reduction in accounts receivable and prepaid expenses and other assets partly offset by cash used primarily in operations and to a lesser extent for the purchase of property and equipment.

     Cash used in operations totaled $5.7 million in the first half of 2008, including $4.5 million to fund the cash portion of our net loss and $2.8 million to fund increases in inventory.
     Net cash used in investing activities totaled $496,000 in the first half of 2008 as compared to $71,000 in the first half of last year. The 2008 expenditures related primarily to our investing $401,000 into our Chinese joint venture. Other investments in the in the first half of 2007 and 2008 relate to the purchase and sale of manufacturing equipment.
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
     Net cash provided by financing activities totaled $16.5 million in the first half of 2008. The cash was provided by net $10.9 million, net of $89,000 in expenses, from the $15.0 million August 2007 BAOLI investment and net $5.6 million, net of $442,000 in expenses, from the sale of 2,000,000 shares of common stock at $3.00 per share in May 2008. Net cash used in financing activities totaled $10,000 in the first half of 2007 and was used to pay down our long term debt.
     We have an existing line of credit from a bank. It is a material source of funds for our business. The line of credit was renewed in July 2008 for a term of one year. The line of credit expires in July 2009. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (5.00% at June 28, 2008) plus 2.50% per annum subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at June 28, 2008. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     During the three and six months ended June 28, 2008, there were no material changes outside the ordinary course of our business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
     We plan to invest less than $150,000 in fixed assets during the remainder of 2008.
Future Liquidity
     Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter as well as numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
     For the six months ended June 28, 2008, we incurred a net loss of $5.7 million and had negative cash flows from operations of $6.9 million. In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of $5.4 million. Our independent registered public accounting firm has included in their audit reports for 2007 and 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
     At June 28, 2008 we had $13.0 million in cash and working capital of $18.6 million. We believe this cash, combined with our other assets, along with our customer base in North America, our new joint venture for sales and manufacturing in China, our aggressive sales plan for 2008 and our continued emphasis on cost reduction should fund our business for at least the next twelve months. We cannot assure you that additional financing would be available on acceptable terms or at all if actual cash flows deviate significantly from forecasted amounts or if we believe operations require additional funding.
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

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002 and as a result of the equity sales in the past year. Conductus, from whom we acquired some of our net operating loses, underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Our ability to utilize net operating loss carryforwards incurred prior to each ownership change will be subject in future periods to future annual limitations which we are currently evaluating. Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
     Recent Accounting Requirements
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the implementation of this standard will have a material impact on our consolidated financial position and results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our consolidated financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There was no material change in our exposure to market risk at June 28, 2008 as compared with our market risk exposure on December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2007 Annual Report on Form 10-K.

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
     Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of June 28, 2008, that they are effective as described above.
Changes in Internal Controls
     There have been no changes in our internal control over financial reporting during the first half of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors.
     A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2008. We are not aware of any material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not conduct any offerings of equity securities during the second quarter of this year that were not registered under the Securities Act of 1933.
     We did not repurchase any shares of our common stock during the second quarter of this year.
Item 4. Submission of Matters to a Vote of Security Holders.
     The following matters were submitted to our shareholders at our Annual Meeting of Shareholders held May 20, 2008:
(1)	The two (2) Class 1 nominated directors were elected to serve for the ensuing three years or until their successors are duly elected and qualified.

			NUMBER OF
	NUMBER OF	% OF SHARES	SHARES	% OF SHARES
	SHARES FOR	VOTING	WITHHELD	VOTING
Jeffrey A Quiram	10,767,055	98.0	214,592	2.0
Martin A. Kaplan	10,753,498	97.9	228,149	2.1
(2)	Our 2003 Equity Incentive Plan was amended to delete the sub-limit for granting restricted stock thereunder (section 4.1.2).

	NUMBER OF SHARES FOR	% OF SHARES VOTING
Votes For	2,729,113	90.1
Votes Against	299,105	9.9
Votes Abstaining	24,844	—

(3)	Stonefield Josephson, Inc was appointed as our independent registered public accounting firm for the year ending December 31, 2008.

	NUMBER OF SHARES FOR	% OF SHARES VOTING
Votes For	10,870,330	99.4
Votes Against	61,230	0.6
Votes Abstaining	50,087	—
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

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: August 12, 2007	/s/ William J. Buchanan
William J. Buchanan
Controller (Principal Financial Officer)

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer