Form 10-Q
period 2008-09-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2008-11-12
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The registrant had 17,869,030 shares of the common stock outstanding as of the close of business on October 31, 2008.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended September 27, 2008

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. . We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.
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
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:
•	limited assets and a history of losses;

•	limited number of potential customers;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	our market is characterized by rapidly advancing technology;

•	fluctuations in product demand from quarter to quarter can be significant;

•	the impact of competitive filter products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	market acceptance risks; and

•	general economic conditions.
     For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Report and in our 2007 Annual Report on Form 10-K.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Net revenues:
Net commercial product revenues	$2,277,000	$2,741,000	$9,463,000	$6,082,000
Government and other contract revenues	1,844,000	854,000	3,525,000	3,933,000

Total net revenues	4,121,000	3,595,000	12,988,000	10,015,000

Costs and expenses:
Cost of commercial product revenues	2,697,000	3,078,000	9,827,000	7,252,000
Contract research and development	963,000	709,000	2,019,000	3,198,000
Other research and development	528,000	1,006,000	2,251,000	2,156,000
Selling, general and administrative	1,973,000	2,096,000	5,916,000	6,513,000

Total costs and expenses	6,161,000	6,889,000	20,013,000	19,119,000

Loss from operations	(2,040,000)	(3,294,000)	(7,025,000)	(9,104,000)

Interest income	28,000	66,000	115,000	235,000
Interest expense	(9,000)	(7,000)	(30,000)	(23,000)

Net loss	$(2,021,000)	$(3,235,000)	$(6,940,000)	$(8,892,000)

Basic and diluted loss per common share	$(0.16)	$(0.18)	$(0.56)	$(0.56)

Weighted average number of common shares outstanding	12,483,367	17,750,761	12,483,367	15,908,298

See accompanying notes to the unaudited interim condensed consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 27,
	2007	2008
	(See Note)	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,939,000	$10,711,000
Accounts receivable, net	2,413,000	1,409,000
Inventory, net	3,415,000	5,114,000
Prepaid expenses and other current assets	442,000	367,000

Total Current Assets	10,209,000	17,601,000

Property and equipment, net of accumulated depreciation of $19,129,000 and $19,604,000, respectively	3,961,000	3,025,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,722,000 and $1,971,000, respectively	2,236,000	2,238,000
Investment in joint venture	—	521,000
Other assets	219,000	244,000

Total Assets	$16,625,000	$23,629,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,467,000	$806,000
Accrued expenses	1,405,000	1,026,000
Proceeds for shares to be issued	4,000,000	—
Current portion of capitalized lease obligations and long term debt	45,000	72,000

Total Current Liabilities	6,917,000	1,904,000

Other long term liabilities	518,000	499,000

Total Liabilities	7,435,000	2,403,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 issued and outstanding	—	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 12,511,414 and 17,869,030 shares issued and outstanding, respectively	12,000	18,000
Capital in excess of par value	209,163,000	230,084,000
Accumulated deficit	(199,985,000)	(208,877,000)

Total Stockholders’ Equity	9,190,000	21,226,000

Total Liabilities and Stockholders’ Equity	$16,625,000	$23,629,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2007 balances were derived from audited financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29,	September 27,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,940,000)	$(8,892,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,748,000	1,313,000
Share-based compensation	258,000	452,000
Provision for excess and obsolete inventories	160,000	—
Reserve for impairment of note and interest receivable from Stockholder	(583,000)	—
Changes in assets and liabilities:
Accounts receivable	(383,000)	1,003,000
Inventory	1,955,000	(1,699,000)
Prepaid expenses and other current assets	597,000	75,000
Patents, licenses and purchased technology	(148,000)	(252,000)
Other assets	12,000	(24,000)
Accounts payable, accrued expenses and other long- term liabilities	(622,000)	(1,006,000)

Net cash used in operating activities	(3,946,000)	(9,030,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	26,000	—
Investment in joint venture	—	(521,000)
Purchases of property and equipment	(91,000)	(126,000)

Net cash used in investing activities	(65,000)	(647,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	1,000,000	(4,000,000)
Payments on long-term obligations	(14,000)	—
Proceeds from the sale of common stock	—	20,449,000

Net cash provided by (used in) financing activities	986,000	16,449,000

Net increase (decrease) in cash and cash equivalents	(3,025,000)	6,772,000
Cash and cash equivalents at beginning of period	5,487,000	3,939,000

Cash and cash equivalents at end of period	$2,462,000	$10,711,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987 and we maintain our headquarters in Santa Barbara, California. We are a leading company in high temperature superconductor (HTS) and related technologies. We operate in a single industry segment, the research, development, manufacture and marketing of products utilizing our HTS materials science and manufacturing expertise. To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses. We are currently focusing our efforts on applications in areas such as government products, wireless networks, reconfigurable handset filters and superconducting power transmission lines.
     Our commercial efforts have been focused on the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications, including our SuperLink, AmpLink, and SuperPlex products. For the nine months ended September 27, 2008 and September 29, 2007, commercial revenues accounted for 61% and 73%, respectively, of our net revenues.
     We also generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. For the nine months ended September 27, 2008 and September 29, 2007, government related contracts accounted for 39% and 27%, respectively, of our net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of the results for all of 2008.
2. Summary of Significant Accounting Policies
Basis of Presentation
     At September 27, 2008, we had cash and cash equivalents of $10.7 million and working capital of $15.7 million. We believe that existing funds are sufficient to fund our operations for the next twelve months. We believe additional key factors to our liquidity will be our ability to successfully execute our plans to increase sales levels as well as numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of accounts receivable collections and the timing and levels of new product development.
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
     We generate almost all of our contract revenue from two different types of contractual arrangements: cost-plus-fee contracts, and fixed-price contracts. Revenue on cost-plus-fee contracts is recognized to the extent of allowable costs incurred plus an estimate of the applicable fees earned. We consider fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.
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
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. During the three and nine months ended September 27, 2008, we disposed of $0 and $598,000 respectively, of older, fully depreciated equipment. There was no gain or loss on these dispositions.
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
     While we believe the expected cash flows from these long-lived assets, including intangible assets, exceed the carrying amounts, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude, in connection with any future impairment tests, that the estimated fair value of our long-lived assets, including intangible assets, is less than the book value and recognize an impairment charge. Any impairment charge would adversely affect our earnings.
Other Investments

     We use the equity method of accounting for our joint venture with Hunchun BaoLi Communications (“BAOLI”) in China. We have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to this joint venture where we own 45 percent of the equity. In the first quarter of 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab trial and field trial activities in China. The lab trial was successfully completed in the second quarter 2008. The current schedule is to complete the field trial during the fourth quarter of 2008. Even though we have applied the equity method of accounting, per APB 18, no equity income or loss of the joint venture has been presented in the accompanying statements of operations because the joint venture has not yet generated operating results. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market.
     The joint venture’s activities remain subject to successful field trial results and other product marketing efforts in addition to a number of other conditions including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $285.1 million and $154.7 million, respectively. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, and as a result of equity sales in the past year. Conductus, from whom we acquired some of our net operating losses, underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Our ability to utilize net operating loss carryforwards incurred prior to each ownership change will be subject in future periods to future annual limitations which we are currently evaluating. Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
Marketing Costs
     All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine month periods ended September 27, 2008 and September 29 2007.
Net Loss per Share

     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potentially dilutive shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     For the three and nine months ended September 27, 2008 and September 29, 2007, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	September 29,	September 27,	September 29,	September 27,
	2007	2008	2007	2008
Expected life in years	4.0	4.0	4.0	4.0
Risk free interest rate	4.68%	3.0%	4.70%	2.47%
Expected volatility	95%	104%	95%	109%
Dividend yield	0%	0%	0%	0%
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
Segment Information
     We operate in a single business segment, the research, development, manufacture and marketing of products utilizing our high temperature superconductor (HTS) materials science and manufacturing expertise. Our net commercial product revenues are primarily derived from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the statement of operations for all periods presented.
Certain Risks and Uncertainties
     We have continued to incur operating losses. Our long-term prospects and execution of our business plan are dependent upon the continued and increased market acceptance for our products.
     We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In the nine months ended September 27, 2008, we had two customers that represented 44% and 13% of total net revenues. At September 27, 2008, these two customers represented

59% of accounts receivable. In 2007, we had three customers that represented 40%, 14% and 7% of total net revenues. At December 31, 2007, these three customers represented 43% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
     There have been no recent accounting pronouncements or changes in accounting pronouncements during the third quarter that are of significance, or potential significance, to us.
3. Short Term Borrowings
     We have a line of credit with a bank. The line of credit was renewed in July 2008 for a term of one year. The line of credit expires in July 2009 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the prime rate (5.00% at September 27, 2008) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at September 27, 2008.
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
4. Stockholders’ Equity
The following is a summary of stockholders’ equity transactions for the nine months ended September 27, 2008:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2007	—	—	12,511,414	$12,000	$209,163,000	($199,985,000)	$9,190,000
Issuance of common stock			5,101,361	5,000	10,563,000		10,568,000
Issuance of preferred stock	611,523	1,000			9,900,000		9,901,000
Issuance of awards and stock based compensation			256,255	1,000	458,000		459,000
Net loss						(8,892,000)	(8,892,000)

Balance at September 27, 2008	611,523	$1,000	17,869,030	$18,000	$230,084,000	($208,877,000)	$21,226,000

Common Stock
     In February 2008, in exchange for net proceeds of $14.9 million in cash, net of offering costs of $89,000, of which $4.0 million was received in 2007 and $10.9 million was received in 2008, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock). Subject to the terms and conditions of our Series A Preferred and to customary adjustments to the conversion rate, each share of our Series A Preferred is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI following such conversion does not exceed 9.9% of our outstanding common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred is the economic equivalent of the ten shares of common stock into which it is convertible. In accordance with EITF issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Securities”, there is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert, does not exceed the recorded amount of the preferred at date of issuance. Except as required by law, the Series A Preferred does not have any voting rights.
     In a registered direct offering completed in May 2008 we raised net proceeds of $5.6 million, net of offering costs of $442,000, from the sale of 2,000,000 shares of common stock at $3.00 per share based on a negotiated discount to market. We determined the offering price based principally on negotiations between us, the placement agent and the selected institutional investors and on our consideration of the closing prices (including high, low and average prices) and trading volumes of our common stock on the Nasdaq Capital Market primarily during the 30 trading days proceeding the date we determined the offering price.
Stock Options
     We currently have one active stock option plan, the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards and performance share awards. Stock awards may be made to our key employees, consultants, and non-employee directors. Stock options granted under these plans must be granted at prices no less than 100% of the market value on the date of grant. Generally, stock options become exercisable in installments over a minimum of three or four years, beginning one year after the date of grant, and expire not more than ten years from the date of grant, with the exception of 10% or greater stockholders which may have options granted at prices no less than the market value on the date of grant, and expire not more than five years from the date of grant. We expect to issue new shares to cover stock option exercises and have no plans to repurchase shares. There were no stock option exercises in the nine months ended September 27, 2008 or in the nine months ended September 29, 2007.
     For the three months ended September 27, 2008 and September 29, 2007, option compensation expense affected (i) net income by $132,000 and $25,000, respectively on and (ii) both basic and diluted earnings per share by $0.01 and zero, respectively. For the nine months ended September 27, 2008 and September 29, 2007, option compensation expense affected (i) net income by $322,000 and $90,000, respectively, and (ii) both basic and diluted earnings per share by $0.02 and $0.01, respectively. No stock compensation cost was capitalized during either period. The weighted-average fair value at the grant date for options issued in the first nine months of 2008 was $3.57 per share versus $1.12 per share in the first nine months of 2007.
     The following is a summary of stock option transactions under our stock option plans at September 27, 2008:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2007	741,858	$1.43 - $493.75	$34.24	663,174	$37.87
Granted	576,590	$1.85 - $ 6.08	$4.83
Exercised	—	—	—
Canceled	(42,484)	$1.58 - $295.00	$12.53

Balance at September 27,2008	1,275,964	$1.43 - $493.75	$21.67	672,101	$36.83

     The outstanding options expire on various dates through the end of July 2018. The weighted-average contractual term of options outstanding is 6.9 years and the weighted-average contractual term of stock options currently exercisable is 4.6 years. The exercise prices for these options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $28.0 million. At September 27, 2008, only 600 shares of outstanding stock options, all exercisable, had an exercise price less than the current market value and had an intrinsic value of $48. The total compensation cost related to non-vested awards not yet recognized was $1.7 million and the weighted-average period over which the cost is expected to be recognized was 3.4 years at September 27, 2008 versus $163,000 and 1.4 years at September 29, 2007
Restricted Stock Awards
     In July 2006, we issued restricted stock awards totaling 331,000 shares with a cliff vest after two years of service and a per share weighted average grant-date fair value of $1.50. A 10% forfeiture rate was assumed. In July 2008, 302,000 of these shares fully vested in one single installment and have been expensed over the prior periods as compensation expense. We issued 256,255 of these shares and withheld 45,745 shares for statutory minimum tax withholding requirements.

     In September 2008, we issued restricted stock awards totaling 20,000 shares with a cliff vest after two years of service and a per share weighted average grant-date fair value of $1.62. A 10% forfeiture rate was assumed.
     For the three and nine months ended September 27, 2008 restricted stock compensation expense affected (i) net income by $19,000 and $130,000, respectively, and (ii) both basic and diluted earnings per share by zero and $0.01, respectively. For the three and nine months ended September 29, 2007 restricted stock compensation expense affected (i) net income by $56,000 and $168,000, respectively, and (ii) both basic and diluted earnings per share by zero and $0.01, respectively. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested awards not yet recognized is $32,000 and the weighted-average period over which the cost will be recognized is two years.
Warrants
     The following is a summary of outstanding warrants at September 27, 2008:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to issuance of common stock	342,466	$6.74	August 16, 2010 *	**
Warrants related to April 2004 Bridge Loans	10,000	18.50	April 28, 2011*

Total	352,466

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	These warrants contain special anti-dilution adjustment provisions relating to the price of other issuances.
5. Earnings per Share
     We present “basic” and “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding.
     Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise of any of the following shares:

	September 29,	September 27,
	2007	2008
Outstanding stock options	826,053	1,275,964
Outstanding stock awards	318,000	20,000
Outstanding warrants	720,283	352,466

Total	1,864,336	1,648,430

6. Commitments and Contingencies
Operating Leases
     We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2011. This lease contains an annual escalation clause and requires us to pay utilities, insurance, taxes and other operating expenses.
     Rent expenses totaled $279,000 and $841,000 for the three and nine month periods ended September 27, 2008, and $275,000 and $823,000 for the three and nine month periods ended September 29, 2007, respectively.

Patents and Licenses
     We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2009 to 2020. For the three and nine months ended September 27, 2008, royalty expense totaled $38,000 and $113,000, respectively. For the three and nine months ended September 29, 2007, royalty expense totaled $43,000 and $129,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any future audit adjustments to be significant.
     The minimum payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases
Remainder of 2008	$150,000	$369,000
2009	150,000	1,474,000
2010	150,000	1,525,000
2011	150,000	1,436,000
2012	150,000	9,000
Thereafter	1,050,000	1,000

Total payments	$1,800,000	$4,814,000

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
Short Term Borrowings
     Advances under our line of credit with the bank would be collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, they can exercise all their rights and remedies under the agreement. There was no amount outstanding under this facility at September 27, 2008. See Note 3—Short Term Borrowings.
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

	December 31,	September 27,
	2007	2008
Accounts receivable:
Accounts receivable-trade	$1,242,000	$984,000
United States government accounts receivable-billed	1,246,000	500,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,413,000	$1,409,000

	December 31,	September 27,
	2007	2008
Inventories:
Raw materials	$1,934,000	$3,063,000
Work-in-process	679,000	969,000
Finished goods	1,817,000	1,958,000
Less inventory reserve	(1,015,000)	(876,000)

	$3,415,000	$5,114,000

	December 31,	September 27,
	2007	2008
Property and Equipment:
Equipment	$15,951,000	$15,489,000
Leasehold improvements	6,732,000	6,736,000
Furniture and fixtures	407,000	404,000

	23,090,000	22,629,000
Less: accumulated depreciation and amortization	(19,129,000)	(19,604,000)

	$3,961,000	$3,025,000

     At December 31, 2007 and September 27, 2008, equipment includes $237,000 of assets financed under capital lease arrangements, net of $237,000 of accumulated amortization. Depreciation expense amounted to $359,000 and $1,073,000 for the three and nine month periods ended September 27, 2008 and $501,000 and $1,548,000 for the three and nine month periods ended September 29, 2007, respectively.

	December 31,	September 27,
	2007	2008
Patents and Licenses:
Patents pending	$705,000	$911,000

Patents issued	984,000	1,010,000
Less accumulated amortization	(346,000)	(393,000)

Net patents issued	638,000	617,000

Licenses Pending	—	19,000

Licenses	563,000	563,000
Less accumulated amortization	(134,000)	(158,000)

Net licenses	429,000	405,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,242,000)	(1,420,000)

Net purchased technology	464,000	286,000

	$2,236,000	$2,238,000

     Amortization expense related to these items totaled $83,000 and $250,000 for the three and nine month periods ended September 27, 2008 and $82,000 and $248,000 for the three and nine month periods ended September 29, 2007, respectively. Amortization expenses are expected to total $84,000 for the remainder of 2008, $350,000 in 2009 and $119,000 in each of 2010 and 2011.

	December 31,	September 27,
	2007	2008
Accrued Expenses and Other Long Term
Liabilities:
Salaries Payable	$307,000	$183,000
Compensated Absences	371,000	456,000
Compensation related	369,000	114,000
Warranty reserve	380,000	310,000
Deferred Rent	373,000	339,000
Other	123,000	195,000

	1,923,000	1,597,000
Less current portion	(1,405,000)	(1,098,000)

Long term portion	$518,000	$499,000

	For the nine months ended,
	September 29,	September 27,
	2007	2008
Warranty Reserve Activity:
Beginning balance	$428,000	$380,000
Additions	75,000	37,000
Deductions	(33,000)	(107,000)

Ending balance	$470,000	$310,000

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
Our Proprietary Technology
     We are focused on research and development to maintain our technological edge. As of September 27, 2008, we had 35 employees in our research and development division; nine of our employees have Ph.D.s, and fourteen others hold advanced degrees, in physics, materials science, electrical engineering and other fields. Our development efforts over the last 21 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. As of September 27, 2008, we held 55 U.S. patents in the following categories:
•	6 patents for technologies directed toward producing thin-film materials and structures. We have developed a proprietary state of the art manufacturing process for producing HTS thin-films of the highest quality.

•	27 patents for cryogenic and non-microwave circuit designs. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	5 patents covering other superconducting technologies.
     As of September 27, 2008, we also had 15 issued foreign patents, 26 U.S. patent applications pending and 44 foreign applications patents pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Reconfigurable Handset Filters. The trend in the wireless handset industry is to continually reduce size and cost, while adding more features and making the unit more adaptable to different air interfaces and frequencies throughout the world. This drives the need for more complex and reconfigurable transceivers. We believe our strong intellectual property and expertise in frequency agile and thin film filters position us well to meet this demand.

•	Superconducting Power Transmission Lines. We have entered into a collaborative effort and signed a Material Transfer Agreement with the Department of Energy’s (DOE) Los Alamos National Laboratory (LANL) to apply our HTS expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines. If successfully developed, HTS superconducting cables could replace copper power transmission lines, resulting in higher capacity with less resistive cable losses.

•	Government Products. As the worldwide leader in developing tunable HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-

performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.
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
     We sell most of our current commercial products to a small number of wireless carriers in the United States, including ALLTEL, AT&T Mobility, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T Mobility each accounted for more than 10% of our commercial revenues in the nine months ended September 27, 2008 and for all of 2007. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.
Joint Ventures
     From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In the first quarter of 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab trial and field trial activities in China. The lab trial was successfully completed in the second quarter 2008. The current schedule is to complete the field trial during the fourth quarter of 2008. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful field trial results and other product marketing efforts in addition to a number of other conditions including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K.

Licenses
     From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications, among others.
Recent Developments
Collaborative Effort
     On July 29, 2008, we entered into a collaborative effort with the Department of Energy’s (DOE) Los Alamos National Laboratory (LANL) to apply our high-temperature superconductor (HTS) materials expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines. We have continued that effort, and on October 20, 2008 we signed a Material Transfer Agreement with LANL allowing us to fabricate our advanced HTS thin film materials on substrates provided by LANL. Under the Material Transfer Agreement, LANL and we will exchange coated conductor materials developed at each institution in order to allow research on their respective properties. The experimental results are expected to guide the creation of a Cooperative Research and Development Agreement between LANL and us to develop technology intended to commercialize high-performance, low-cost HTS coated conductors.
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
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $217,000 at September 27, 2008 as compared to $352,000 at December 31, 2007.
Results of Operations
Quarter and nine months ended September 27, 2008 as compared to the quarter and nine months ended September 29, 2007
     Total net revenues decreased by $526,000 or 13%, to $3.6 million in the third quarter of 2008 from $4.1 million in the third quarter of 2007. Total net revenues decreased by $3.0 million, or 23%, to $10.0 million in the first nine months of 2008 from $13.0 million in the same period last year. Total net revenues consist primarily of commercial product revenues and government contract revenues.
     Net commercial product revenues increased $464,000, or 20%, to $2.7 million in the third quarter of 2008 from $2.3 million in the third quarter of 2007. This increase was primarily the result of higher sales of our SuperLink product. For the first nine months of 2008, net commercial product revenues decreased $3.4 million, or 36%, to $6.1 million from $9.5 million in the same period last year. This decrease was primarily the result of lower sales of both our SuperLink and AmpLink products. Our three largest customers accounted for 95% of our total net revenues in the first three quarters of 2008. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues decreased to $854,000 in the third quarter of 2008 from $1.8 million in the third quarter of 2007, a decrease of $990,000, or 54%. The decrease in the third quarter is due to a funding delay on a current contract. For the first nine months of 2008, government contract revenues increased to $3.9 million from $3.5 million in the same period last year, an increase of $408,000 or 12%. The year to date increase is primarily attributable to a new large contract received in the second quarter of 2007, which allowed higher revenue for all the first nine months of 2008 verses the same period in 2007.

     Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue totaled $3.1 million for the third quarter of 2008 compared to $2.7 million for the third quarter of 2007, an increase of $381,000, or 14%. For the quarter, increased costs resulted primarily from higher commercial sales of both our SuperLink and AmpLink products. For the first nine months of 2008, the cost of commercial product revenues totaled $7.3 million compared to $9.8 million for the first nine months of 2007, a decrease of $2.5 million, or 26%. For the year to date, decreased costs resulted primarily from lower commercial sales of both our SuperLink and AmpLink products. There was no additional provision for obsolete inventories in the third quarter or nine months ended September 27, 2008 compared to $70,000 and $160,000 in the third quarter and nine months ended September 29, 2007. The nine months ended September 29, 2007 also included decreased costs resulting from the reversal of a $319,000 product line exit cost accrual.
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
     The following is an analysis of our commercial product gross profit and margins:

	Three months ended				Nine months ended
	September 29,		September 27,		September 29,		September 27,
Dollars in thousands	2007		2008		2007		2008
Net commercial product sales	$2,277	100%	$2,741	100%	$9,463	100%	$6,082	100%

Cost of commercial product sales	2,697	118%	3,078	112%	9,827	104%	7,252	119%

Gross profit	$(420)	(18)%	$(337)	(12)%	$(364)	(4)%	$(1,169)	(19)%

     We had a gross loss of $337,000 in the third quarter of 2008 from the sale of our commercial products compared to a gross loss of $420,000 in the third quarter of 2007. Gross loss was lower for the third quarter 2008 compared to the same period in 2007 due to higher sales in the current period. For the nine months ended September 27, 2008, we had a gross loss of $1.2 million from the sale of our commercial products compared to a gross loss of $364,000 in the nine months ended September 29, 2007. Our gross margins were adversely impacted by significantly lower sales volume in the first nine months of 2008 as compared to the same period in 2007. Charges for excess and obsolete inventory totaled zero and $160,000 in the first nine months of 2008 and 2007, respectively. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, and forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $709,000 in the third quarter of 2008 as compared to $963,000 in the third quarter of 2007. The third quarter 2008 expenses are lower compared to the third quarter 2007 due to completion of a large line item on an existing contract and delays in funding the follow-on line item. These expenses totaled $3.2 million in the first nine months of 2008 and $2.0 million in the first nine months of 2007. This year to date increase was the result of higher expenses associated with performing larger government contracts in the nine months ended September 27, 2008 compared to the same period in 2007. As a percentage of government revenue, our 2008 expenses are higher than our 2007 expenses because of different cost recognition criteria on one of our 2008 cost-plus contracts.
     Other research and development expenses relate to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses are up for the third quarter due to a decrease in our government contract efforts. In the third quarter of 2008, these expenses totaled $1.0 million as compared to $528,000 in the same quarter of the prior year and totaled $2.2 million in the first nine months of 2008 and $2.3 million in the first nine months of 2007. Year to date these expenses are down due to increases in government contract efforts using relatively more of our limited engineering resources.

     Selling, general and administrative expenses totaled $2.1 million in the third quarter of 2008, as compared to $2.0 million in the third quarter of the prior year. In the first nine months of 2008, these expenses totaled $6.5 million as compared to $5.9 million in the same period last year. The higher expenses in 2008 resulted primarily from higher legal expenses in 2008 associated with our China joint venture, partly offset by the reversal of a $610,000 reserve, lower insurance premiums and lower selling costs.
     Interest expense in the three months and nine months ended September 27, 2008 amounted to $7,000 and $23,000, as compared to $9,000 and $30,000 in the three months and nine months ended September 29, 2007.
     We had a net loss of $3.2 million for the quarter ended September 27, 2008, as compared to a net loss of $2.0 million in the same period last year. For the nine months ended September 27, 2008, our loss totaled $8.9 million as compared to a net loss of $6.9 million in the same period last year.
     The net loss available to common shareholders totaled $0.18 per common share in the third quarter of 2008, as compared to a net loss of $0.16 per common share in the same period last year. The net loss available to common shareholders totaled $0.56 per common share in the first nine months of 2008 and 2007.
Liquidity and Capital Resources
Cash Flow Analysis
     As of September 27, 2008, we had working capital of $15.7 million, including $10.7 million in cash and cash equivalents, as compared to working capital of $3.3 million at December 31, 2007, which included $3.9 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents increased by $6.8 million to $10.7 million at September 27, 2008 from $3.9 million at December 31, 2007, primarily as a result of proceeds from stock sales and a reduction in accounts receivable and prepaid expenses and other assets partly offset by cash used primarily in operations and to a lesser extent to pay down our accounts payable, accrued expenses and for the purchase of property and equipment.
     Cash used in operations totaled $9.0 million in the first nine months of 2008, including $7.1 million to fund the cash portion of our net loss and $1.7 million to fund increases in inventory.
     Net cash used in investing activities totaled $647,000 in the first nine months of 2008 as compared to $65,000 used in the first nine months of last year. The 2008 expenditures related primarily to our investing $521,000 into our Chinese joint venture. Other investments in the first half of 2007 and 2008 relate to the purchase and sale of manufacturing equipment.
Financing Activities
     We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. We have effective registration statements on file with the SEC covering the public resale by investors of common stock issued in our private placements, as well as any common stock acquired upon exercise of related warrants.
     Net cash provided by financing activities totaled $16.5 million in the first nine months of 2008. The cash was provided by $10.9 million, net of $89,000 in expenses, from the $15.0 million August 2007 BAOLI investment and $5.6 million, net of $442,000 in expenses, from the sale of 2,000,000 shares of common stock at $3.00 per share in May 2008. Net cash provided by financing activities totaled $986,000 in the first nine months of 2007 and represented the first $1.0 million from the BAOLI investment less $14,000 to pay down our long term debt.
     We have an existing line of credit from a bank. The line of credit was renewed in July 2008 for a term of one year and expires in July 2009. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (5.00% at September 27, 2008) plus 2.50% per annum subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at September 27, 2008. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     During the three and nine months ended September 27, 2008, there were no material changes outside the ordinary course of our business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
Capital Expenditures
     We plan to invest less than $50,000 in fixed assets during the remainder of 2008.

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
     For the nine months ended September 27, 2008, we incurred a net loss of $8.9 million and had negative cash flows from operations of $9.0 million. In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of $5.4 million. Our independent registered public accounting firm has included in their audit reports for 2007 and 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
     At September 27, 2008 we had $10.7 million in cash and working capital of $15.7 million. We believe this cash, combined with our other assets, along with our customer base in North America, our sales plan for 2008 and 2009 and our continued emphasis on cost reduction should fund our business for at least the next twelve months. We cannot assure you that if we need additional financing (public or private) that it will be available on acceptable terms or at all.
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
Recent Accounting Requirements
     There have been no recent accounting pronouncements or changes in accounting pronouncements during the third quarter that are of significance, or potential significance, to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There was no material change in our exposure to market risk at September 27, 2008 as compared with our market risk exposure on December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2007 Annual Report on Form 10-K.
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
     Our Chief Executive Officer and Controller have evaluated our disclosure controls and procedures and have concluded, as of September 27, 2008, that they are effective as described above.

Changes in Internal Controls
     There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not conduct any offerings of equity securities during the third quarter of this year that were not registered under the Securities Act of 1933.
     We did not repurchase any shares of our common stock during the third quarter of this year.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the third quarter of this year.
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

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: November 12, 2008	/s/ William J. Buchanan
William J. Buchanan
Controller (Principal Accounting and Financial Officer)

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer