Form 10-K
period 2008-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2009-03-20
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (805) 690-4500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.001 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The aggregate market value of the common stock held by non-affiliates was $33.9 million as of June 28, 2008 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $2.35 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 28, 2008. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.
     We had 17,869,030 shares of common stock outstanding as of the close of business on March 2, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders.

SUPERCONDUCTOR TECHNOLOGIES INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 2008
Unless otherwise noted, the terms “we,” “us,” “our” refer to the combined and ongoing business operations of Superconductor Technologies Inc. and its subsidiaries

i

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
     We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:
•	limited cash and a history of losses;

•	limited number of potential customers;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	our market is characterized by rapidly advancing technology;

•	fluctuations in product demand from quarter to quarter can be significant;

•	the impact of competitive filter products, technologies and pricing;

•	manufacturing capacity constraints and difficulties; and

•	general economic conditions.
     For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Report.
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

PART I
ITEM 1. BUSINESS
General
     We are a leading company in high temperature superconductor (“HTS”) materials and related technologies. HTS materials have the unique ability to conduct various signals or energy (e.g., electrical current or radio frequency (“RF”) signals) with little or no resistance when cooled to “critical” temperatures. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation and decreasing electrical noise. Circuits designed to remove interference inherent in some RF signals can also be made from HTS materials. Commercial use of HTS materials requires a number of cutting edge technologies, including development of HTS materials, specialized manufacturing expertise to create uniform thin layers of these materials, expert designs of circuits optimized for HTS materials, and technologies to maintain an extremely low temperature environment for HTS applications (although the critical temperatures for HTS are “high” compared with traditional superconductors, they are still extremely cold by other standards).
Our Proprietary Technology
     We are focused on research and development to maintain our technological edge. As of December 31, 2008, we had 29 employees in our research and development division; eight of our employees have Ph.D.s, and 13 others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our development efforts over the last 21 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of December 31, 2008, we held 57 U.S. patents in the following categories:
•	7 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.

•	29 patents for cryogenic and non-microwave circuit designs, which expire between 2010 and 2026. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	4 patents covering other superconducting technologies, which expire between 2013 and 2015.
     As of December 31, 2008, we also had 15 issued foreign patents, 25 U.S. patent applications pending and 44 foreign applications patents pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Reconfigurable Handset Filters. The trend in the wireless handset industry is to continually reduce size and cost, while adding more features and making the unit more adaptable to different air interfaces and frequencies throughout the world. This drives the need for more complex and reconfigurable transceivers. We believe our strong intellectual property and expertise in frequency agile and thin film filters position us well to meet this demand.

•	Superconducting Power Transmission Lines. We have entered into a collaborative effort and signed a Material Transfer Agreement with the Department of Energy’s Los Alamos National Laboratory (“LANL”) to apply our HTS expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines. If successfully developed, HTS superconducting cables could replace copper power transmission lines, resulting in higher capacity with less resistive cable losses.

•	Government Products. As the worldwide leader in developing tunable HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.
     Our development efforts can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
Our Business Model
     To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:
     Government Contracts
     We generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:
•	terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part anytime it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel or reduce multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	adjust reimbursable contract costs and fees on the basis of audits completed by its agencies through exercise of its oversight rights; and

•	control or prohibit the export of products.
     Compensation in the event of a termination, if any, is limited to compensation for work completed at the time of termination. In the event of termination for convenience, we may receive a certain allowance for profit on the work performed.

     Commercial Applications
     We have chosen to manufacture and sell certain commercial products on our own. To date, our commercial efforts have been focused on the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications. We have three current product lines, all of which relate to wireless base stations:
•	SuperLink, a highly compact and reliable receiver front-end HTS wireless filter system to eliminate out-of-band interference for wireless base stations, combining filters with a proprietary cryogenic cooler and a cooled low-noise amplifier.

•	AmpLink, a ground-mounted unit for wireless base stations that includes a high-performance amplifier and up to six dual duplexers.

•	SuperPlex, a high-performance multiplexer that provides extremely low insertion loss and excellent cross-band isolation designed to eliminate the need for additional base station antennas and reduce infrastructure costs.
     We sell most of our current commercial products to a small number of wireless carriers in the United States, including ALLTEL, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2008 and 2007. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
     Joint Ventures
     From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In the first quarter of 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab trial and field trial activities in China. The lab trial was successfully completed in the second quarter of 2008, and the field trial was successfully completed during the fourth quarter of 2008. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from Hunchun BaoLi Communication Co. Ltd. (“BAOLI”). There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
     Licenses
     From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.

Manufacturing
     Our manufacturing process involves the assembly of numerous individual components and precision tuning by production technicians. We purchase inventory components and manufacture inventory based on sales forecasts. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housing, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. We currently manufacture our SuperLink systems at our facilities in Santa Barbara, California. Principal components of our AmpLink and SuperPlex products are produced by foreign manufacturers. Our Santa Barbara facilities currently also house our AmpLink assembly and distribution center.
     A number of components used in our products are available from only one or a limited number of outside suppliers due to unique designs as well as certain quality and performance requirements. We currently purchase substrates for growth of high-temperature superconductor thin-films from a single supplier because of the quality of those substrates. There are additional components that we source from a single vendor due to the present volume. In addition, key components of our conventional products are manufactured by a sole foreign manufacturer. We do not have guaranteed supply arrangements with any of these suppliers, do not maintain an extensive inventory of parts or components and customarily purchase sole or limited source parts and components pursuant to purchase orders. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, many of which are beyond our control, and some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
Marketing and Sales
     Because we have a concentrated customer base, we primarily sell using a direct sales force in the U.S. We use indirect channels to market our products to select customers internationally. We demonstrate our products at trade shows, and participate in industry conferences. We also use advertising campaigns, email campaigns, direct mailings, and submission of technical and application reports to recognized trade journals to advertise our solutions to potential customers. We also advertise our products through our website, brochures, data sheets, application notes, trade journal reports and press releases. Our sales and marketing efforts are complemented by a team of sales applications engineers who manage field trials and initial installations, as well as provide ongoing pre-sales and post-sales support.
Competition
     We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers, including Andrew/CommScope, ADC, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter, including many original equipment manufacturers such as Ericsson and Nokia. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. With respect to our HTS materials, we compete with THEVA, among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman, for government products.
Research and Development
     Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields using our core technologies. We spent a total of $7.0 million, $6.1 million, and $5.9 million on research and development for 2008, 2007, and 2006, respectively of which $3.4 million, $3.2 million, and $3.5 million, respectively, was for company-funded research and development. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented 52%, 48% and 41% of total research and development costs for each of 2008, 2007, and 2006, respectively.

Environmental Issues
     We use certain hazardous materials in our research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure, waste treatment or disposal. Although we believe that our safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. If such an accident were to occur, we could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed our resources or otherwise have a material adverse effect on our financial condition, results of operations or cash flows.
Corporate Information
     Our facilities and executive offices are located at 460 Ward Drive, Santa Barbara, California 93111, and our telephone number is (805) 690-4500. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.
Employees
     As of December 31, 2008, we had a total of 105 employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $272,000 at December 31, 2008, as compared to $352,000 at December 31, 2007.

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

Risks Related to Our Business
The current global financial crisis may adversely affect our business, operating results and financial condition.
     The United States economy has recently experienced a financial downturn, with some financial and economic analysts predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and decreased consumer and business spending. These developments could negatively affect our business, operating results and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us, or may delay paying us, for previously purchased products. In addition, this downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets. Credit has tightened significantly in the last several months, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing. If this crisis continues or worsens, and if we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able obtain that financing. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.
We have a history of losses and may never become profitable.
     In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of $5.4 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.
We may need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.
     At December 31, 2008 we had $7.6 million in cash. Our cash resources, together with our line of credit, and a planned inventory reduction, may not be sufficient to fund our business through 2009. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, we may need to raise funds in the next six months to meet our working capital needs.
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
We rely on a small number of customers for the majority of our commercial revenues, and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, could have a material adverse effect on our business, results of operations and financial condition.
     We sell most of our products to a small number of wireless carriers. We derived 92% of our commercial product revenues from Verizon Wireless and AT&T in 2008 and 75% of our commercial product revenues from Verizon Wireless and AT&T in 2007. Our future success depends upon the wireless carriers continuing to purchase our products, and fluctuations in demand from such customers could negatively impact our results. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition.
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
     Many of our customers also provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us. If we fail to forecast our customer’s demands accurately, we could experience delays in manufacturing, which could result in customer dissatisfaction. Additionally, these factors further impact our ability to forecast future revenue.
We face competition with respect to various aspects of our technology and product development.
     Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers, Andrew/CommScope, ADC, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter, including many original equipment manufacturers such as Ericsson and Nokia. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. With respect to our HTS materials, we compete with THEVA, among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman, for government products. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.
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
     A number of components used in our products are available from only one or a limited number of outside suppliers due to unique designs as well as certain quality and performance requirements. We currently purchase substrates for growth of high-temperature superconductor thin-films from a single supplier because of the quality of those substrates. A thin film is a thin layer of high-temperature superconductor material. There are additional components that we source from a single vendor due to the present volume. Key components of our conventional products are manufactured by a sole foreign manufacturer. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, many of which are beyond our control. These include the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could impair our ability to manufacture and deliver our systems on a timely basis and result in the delay or cancellation of orders, which could harm our business.
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
We expect continued decreases in average selling prices, requiring us to reduce product costs in order to achieve and maintain profitability.
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
     We derive a substantial portion of our revenue from a few large contracts with the U.S. government. As a result, a reduction in, or discontinuance of, the government’s commitment to current or future programs could materially reduce government contract revenue.
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
     All costs for services under government contracts are subject to audit, and the acceptance of such costs as allowable and allocable is subject to federal regulatory guidelines. We record contract revenues in amounts that we expect to be realized upon final audit settlement. Any disallowance of costs by the government could have an adverse effect on our business, operating results and financial condition. Audits and adjustments may result in decreased revenues and net income for those years. Additionally, because of our participation in government contracts, we are subject to audit from time to time for our compliance with government regulations by various agencies. Government agencies may conduct inquiries or investigations that may cover a broad range of activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert management’s attention. In addition, an adverse finding in any such audit, inquiry or investigation could involve penalties that may harm our business.
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
     As a competitor in a highly technical market, we depend heavily upon the efforts of our existing senior management and technical teams. The loss of the services of one or more members of these teams could slow product development and commercialization objectives. Due to the specialized nature of our products, we also depend upon our ability to attract and retain qualified technical personnel with substantial industry knowledge and expertise. Competition for qualified personnel is intense, and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business.
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

If we are unable to implement appropriate controls and procedures to manage our potential growth, we may not be able to successfully offer our products and implement our business plan.
     Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. Growth in future operations would place a significant strain on management systems and resources. We expect that we would need to improve our financial and managerial controls, reporting systems and procedures, and would need to expand, train and manage our work force worldwide. Furthermore, we expect that we would be required to manage multiple relationships with various customers and other third parties.
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
     Since we operate in a rapidly changing market, we have in the past, and may from time to time in the future, include market data from industry publications and our own internal estimates in some of the documents we file with the Securities and Exchange Commission. The reliability of this data cannot be assured. Industry publications generally state that the information contained in these publications has been obtained from sources believed to be reliable, but that its accuracy and completeness is not guaranteed. Although we believe that the market data used in our filings with the Securities and Exchange Commission is and will be reliable, it has not been independently verified. Similarly, internal company estimates, while believed by us to be reliable, have not been verified by any independent sources.
Our international operations expose us to certain risks.
     In November 2007, we signed an agreement for a joint venture with BAOLI to manufacture and market our SuperLink® interference elimination solution for the China market. In additional to facing many of the risks faced by our domestic business, if that joint venture or any other international operation we may have is to be successful, we (together with any joint venture partner) must recruit the necessary personnel and develop the facilities needed to manufacture and sell the products involved, learn about the local market (which may significantly different from our domestic market), build brand awareness among potential customers and compete successfully with local organizations with greater market knowledge and potentially greater resources than we have. We must also obtain a number of critical governmental approvals from both the United States and the local country governments on a timely basis, including those related to any transfers of our technology. We must establish sufficient controls on any foreign operations to ensure that those operations are operated in accordance with our interests, that our intellectual property is protected and that our involvement does not inadvertently create potential competitors. There can be no assurance that these conditions will be met. Even if they are met, the process of building our international operations could divert financial resources and management attention from other business concerns. Finally, our international operations will also be subject to the general risks of international operations, such as:
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
     As of December 31, 2008, we had outstanding warrants and options exercisable for an aggregate of 1,586,491 shares of common stock at a weighted average exercise price of $18.82 per share. We have registered the issuance of all these shares, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.
Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price of our shares.
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
     In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. In 2008, 611,523 of these shares were issued to BAOLI, and 1,388,477 shares currently remain unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.
     Further, our certificate of incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. These provisions may have the effect of delaying or preventing a change in control of us without action by our stockholders and, therefore, could adversely affect the price of our stock or the possibility of sale of shares to an acquiring person.
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
     We lease all of our properties. All of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 71,000 square feet in this complex under a long-term lease that expires in 2011. Although we currently have excess capacity, we believe this facility can be managed in a flexible and cost effective manner and is adequate to meet current and reasonably anticipated needs for approximately the next two years.

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
     No matters were submitted to our stockholders during the last quarter of 2008.
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
Market for Common Stock
     Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low intraday sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low
2008
Quarter ended March 29, 2008	$6.80	$3.22
Quarter ended June 28, 2008	$4.83	$2.18
Quarter ended September 27, 2008	$2.43	$0.73
Quarter ended December 31, 2008	$1.50	$0.68

2007
Quarter ended March 31, 2007	$2.60	$1.60
Quarter ended June 30, 2007	$2.16	$1.40
Quarter ended September 29, 2007	$10.90	$1.38
Quarter ended December 31, 2007	$13.77	$5.50

Holders of Record
     We had 140 holders of record of our common stock on March 2, 2009. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 15,000 beneficial owners of our common stock.
Dividends
     We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future, and our line of credit does not allow the payment of dividends.
     Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of Series A Preferred Stock (on an as converted basis).
Sales of Unregistered Securities
     We did not conduct any offerings of equity securities during the fourth quarter of 2008 that were not registered under the Securities Act of 1933.
Repurchases of Equity Securities
     We did not repurchase any shares of our common stock during the fourth quarter of 2008.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))

Equity compensation plans approved by security holders	1,234,025	$22.18	1,066,019
Equity compensation plans not approved by security holders	—	—	—

Total	1,234,025	$22.18	1,066,019

Stock Performance Graph
     The stock performance graph and related information presented below shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into such a filing.

     The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2003 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08
Superconductor Technologies	$100.00	$25.00	$7.73	$3.18	$9.98	$1.82
Nasdaq Composite	100.00	108.59	110.08	120.56	132.39	78.72
Nasdaq-Telecommunications	100.00	108.00	100.21	128.03	139.77	79.69

ITEM 6.	SELECTED FINANCIAL DATA
     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2004	2005	2006	2007	2008

	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Net commercial product revenues	$16,787	$21,080	$17,697	$12,787	$6,768
Government contract revenues	6,189	3,107	3,361	5,115	4,525
Sub license royalties	28	22	20	—	—

Total net revenues	23,004	24,209	21,078	17,902	11,293

Costs and expenses:
Cost of commercial product revenues	23,421	18,989	15,922	12,944	8,911
Contract research and development	4,465	2,806	2,407	2,906	3,649
Other research and development	5,036	4,214	3,488	3,172	3,394
Selling, general and administrative	16,051	11,442	9,086	8,123	8,151
Restructuring expenses and impairment charges	4,128	1,197	38	—	141
Write off of Goodwill	—	—	20,107	—	—

Total costs and expenses	53,101	38,648	51,048	27,145	24,246

Loss from operations	(30,097)	(14,439)	(29,970)	(9,243)	(12,953)
Other income (expense), net	(1,120)	226	346	117	252

Net loss	$(31,217)	$(14,213)	$(29,624)	$(9,126)	$(12,701)

Basic and diluted net loss per share:

Net loss per common share	$(3.71)	$(1.24)	$(2.37)	$(0.73)	$(0.77)

Weighted average number of shares Outstanding	8,424	11,419	12,483	12,488	16,403

	Years Ended December 31,
	2004	2005	2006	2007	2008

Balance Sheet Data:
Cash and cash equivalents	$12,802	$13,018	$5,487	$3,939	$7,569
Working capital	16,146	17,218	10,158	3,293	12,253
Total assets	62,358	52,045	21,904	16,625	19,358
Long-term debt, including current portion	76	33	618	563	521
Total stockholders’ equity	49,249	47,257	17,951	9,190	17,552

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.
General
     We are a leading company in high temperature superconductor (“HTS”) materials and related technologies. HTS materials have the unique ability to conduct various signals or energy (e.g., electrical current or radio frequency (“RF”) signals) with little or no resistance when cooled to “critical” temperatures. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation and decreasing electrical noise. Circuits designed to remove interference inherent in some RF signals can also be made from HTS materials. Commercial use of HTS materials requires a number of cutting edge technologies, including development of HTS materials, specialized manufacturing expertise to create uniform thin layers of these materials, expert designs of circuits optimized for HTS materials, and technologies to maintain an extremely low temperature environment for HTS applications (although the critical temperatures for HTS are “high” compared with traditional superconductors, they are still extremely cold by other standards).
Our Proprietary Technology
     We are focused on research and development to maintain our technological edge. As of December 31, 2008, we had 29 employees in our research and development division; eight of our employees have Ph.D.s, and 13 others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our development efforts over the last 21 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of December 31, 2008, we held 57 U.S. patents in the following categories:
•	7 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.

•	29 patents for cryogenic and non-microwave circuit designs, which expire between 2010 and 2026. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	4 patents covering other superconducting technologies, which expire between 2013 and 2015.
     As of December 31, 2008, we also had 15 issued foreign patents, 25 U.S. patent applications pending and 44 foreign applications patents pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Reconfigurable Handset Filters. The trend in the wireless handset industry is to continually reduce size and cost, while adding more features and making the unit more adaptable to different air interfaces and frequencies throughout the world. This drives the need for more complex and reconfigurable transceivers. We believe our strong intellectual property and expertise in frequency agile and thin film filters position us well to meet this demand.

•	Superconducting Power Transmission Lines. We have entered into a collaborative effort and signed a Material Transfer Agreement with the Department of Energy’s Los Alamos National Laboratory (“LANL”) to apply our

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
     Our development efforts can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
Our Business Model
     To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:
     Government Contracts
     We generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:
•	terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part anytime it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel or reduce multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	adjust reimbursable contract costs and fees on the basis of audits completed by its agencies through exercise of its oversight rights; and

•	control or prohibit the export of products.

     Compensation in the event of a termination, if any, is limited to compensation for work completed at the time of termination. In the event of termination for convenience, we may receive a certain allowance for profit on the work performed.
     Commercial Applications
     We have chosen to manufacture and sell certain commercial products on our own. To date, our commercial efforts have been focused on the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications. We have three current product lines, all of which relate to wireless base stations:
•	SuperLink, a highly compact and reliable receiver front-end HTS wireless filter system to eliminate out-of-band interference for wireless base stations, combining filters with a proprietary cryogenic cooler and a cooled low-noise amplifier.

•	AmpLink, a ground-mounted unit for wireless base stations that includes a high-performance amplifier and up to six dual duplexers.

•	SuperPlex, a high-performance multiplexer that provides extremely low insertion loss and excellent cross-band isolation designed to eliminate the need for additional base station antennas and reduce infrastructure costs.
     We sell most of our current commercial products to a small number of wireless carriers in the United States, including ALLTEL, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2008 and 2007. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
     Joint Ventures
     From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In the first quarter of 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab trial and field trial activities in China. The lab trial was successfully completed in the second quarter of 2008, and the field trial was successfully completed during the fourth quarter of 2008. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
     Licenses
     From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.

Recent Developments
     Operating Lease
     In February 2009, we amended our office and production facilities lease. The base rent and the minimum annual escalation clause were reduced, and the term of the lease was extended five years to November 2016.
      Contract Funding
     In March 2009, the second phase of our U.S. Air Force contract was funded for an additional twelve months and provides for progress billing of up to $4.1 million.
Backlog
     Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $272,000 at December 31, 2008, as compared to $352,000 at December 31, 2007.
Results of Operations
2008 Compared to 2007
     Net revenues decreased by $6.6 million, or 37%, to $11.3 million in 2008 from $17.9 million in 2007. Net revenues consist primarily of commercial product revenues and government contract revenues. We also generate some additional revenues from sublicensing our technology.
     Net commercial product revenues decreased by $6.0 million, or 47%, to $6.8 million in 2008 from $12.8 million in 2007. The decrease is primarily the result of lower sales volume for our products. Average sales prices for our products were essentially unchanged in 2008. Our two largest customers accounted for 92% of our net commercial revenues in 2008, as compared to 75% in 2007. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
     Government contract revenues decreased to $4.5 million in 2008 from $5.1 million in 2007, a decrease of $590,000, or 12%. This decrease is primarily attributable to the completion of the first phase of a major contract and a funding gap before the second phase of that contract was funded.
     Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $8.9 million for 2008 as compared to $12.9 million for 2007, a decrease of $4.0 million, or 31%. The lower costs resulted principally from lower production as a result of lower sales. Our expense provision for obsolete inventories totaled $17,000 in 2008 as compared to $160,000 in 2007.
     Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales. Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognizes a loss in the period in which the loss is identified, whether or not the inventory is retained.
     The following is an analysis of our commercial product gross profit margins for 2007 and 2008:

	Years Ended December 31,
Dollars in Thousands	2007		2008
Net commercial product sales	$12,787	100.0%	$6,768	100.0%
Cost of commercial product sales	12,944	101.2%	8,911	131.7%

Gross profit	$(157)	(1.2%)	$(2,143)	(31.7%)

     We had a negative gross margin of $2.1 million in 2008 from the sale of our commercial products as compared to a negative gross margin of $157,000 in 2007. The negative gross margin in 2008 is primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $17,000 charge for excess and obsolete inventory in 2008 and a similar charge of $160,000 in 2007. Gross margins were favorably impacted by $195,000 in 2007 by the sale of previously written-off inventory. There was no similar benefit in 2008. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $3.6 million in 2008 as compared to $2.9 million in 2007, an increase of $743,000 or 26%. As a percentage of government revenue, contract research and development expenses increased from 57% in 2007 to 81% in 2008 because of different cost recognition criteria on one of our 2008 cost-plus contracts.
     Other research and development expenses relate to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $3.4 million in 2008 compared to $3.2 million in 2007, an increase of $222,000, or 7%. The increase is due to increased efforts associated with new commercial products development.
     Selling, general and administrative expenses totaled $8.2 million in 2008 as compared to $8.1 million in 2007, an increase of $28,000, or less than 1%. Expenses were lower in 2007 primarily from reversal of a $610,000 reserve in the first quarter of 2007. In 2008 we had lower insurance premiums and lower selling expenses that were slightly offset by higher legal expenses associated with our China joint venture.
     In the fourth quarter of 2008 we reduced our work force and incurred a $141,000 severance charge. There was no similar charge in 2007.
     Interest income increased to $284,000 in 2008, as compared to $156,000 in 2007, primarily because of higher cash balances in 2008.
     Interest expense in 2008 amounted to $32,000, as compared to $39,000 in 2007, as a result of lower borrowing levels.
     Our loss totaled $12.7 million in 2008, as compared to $9.1 million in 2007.
     The net loss available to common stockholders totaled $0.77 per common share in 2008, as compared to $0.73 per common share in 2007.
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
     The cost of commercial product revenues totaled $12.9 million for 2007 as compared to $15.9 million for 2006, a decrease of $3.0 million, or 19%. The lower costs resulted principally from lower production as a result of lower sales. In addition, with lower production, we had fewer units to absorb our fixed overhead costs. Our provision for obsolete inventories decreased to $160,000 in 2007 as compared to $360,000 in 2006.
     The following is an analysis of our commercial product gross profit margins for 2006 and 2007:

	Years Ended December 31,
Dollars in Thousands	2006		2007
Net commercial product sales	$17,697	100.0%	$12,787	100.0%
Cost of commercial product sales	15,922	90%	12,944	101.2%

Gross profit	$1,775	10%	$(157)	(1.2%)

     We had a negative gross margin of $157,000 in 2007 from the sale of our commercial products as compared to a positive gross margin of $1.8 million in 2006. We experienced negative gross profits in 2007 primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $160,000 charge for excess and obsolete inventory. Gross margins were favorably impacted by $195,000 in 2007 and $700,000 in 2006 by the sale of previously written-off inventory. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.
     Contract research and development expenses totaled $2.9 million in 2007 as compared to $2.4 million in 2006, an increase of $499,000 or 21%. The increase was primarily the result of higher expenses associated with performing a greater number of government contracts. As a percentage of Government contract revenues, contract research and development expenses was 72% in 2006 and 57% in 2007.
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
     The net loss available to common stockholders totaled $0.73 per common share in 2007, as compared to $2.37 per common share in 2006.
Liquidity and Capital Resources
Cash Flow Analysis
     As of December 31, 2008, we had working capital of $12.3 million, including $7.6 million in cash and cash equivalents, as compared to working capital of $3.3 million at December 31, 2007, which included $3.9 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents increased by $3.7 million from $3.9 million at December 31, 2007 to $7.6 million at December 31, 2008. Cash was used principally in operations and to a lesser extent for our joint venture and the purchase of property and equipment. These uses were offset by gross cash proceeds of $16.5 million provided by the sales of common and preferred stock.
     Cash used in operations totaled $12.1 million in 2008. We used $10.4 million to fund the cash portion of our net loss. We also used cash to fund a $3.8 million increase in inventory, accounts payable payments, patents and licenses payments and prepaid and other current asset payments. These uses were offset by cash generated from lower accounts receivable and other assets totaling $2.1 million.
     Net cash used in investing activities totaled $700,000 in 2008. We invested $521,000 in our joint venture and we purchased $179,000 in fixed assets.
     Net cash provided by financing activities totaled $16.5 million in 2008. The cash was provided by $10.9 million, net of $89,000 in expenses, from the final payments under the $15.0 million August 2007 BAOLI investment and $5.6 million, net of $442,000 in expenses, from the sale of 2,000,000 shares of common stock at $3.00 per share in May 2008. Net cash provided by financing activities totaled $4.0 million in 2007.
Financing Activities
     We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. We have effective registration statements on file with the Securities and Exchange Commission covering the public resale by investors of common stock issued in our private placements, as well as common stock acquired upon exercise of warrants.
     As described above, we completed two financing activities in 2008 totaling $16.5 million: the balance of the $15.0 million BAOLI investment and a $5.6 million offering of common stock in May 2008.
     In 2007, we did not complete a financing transaction. However, in 2007, we received $4.0 million from BAOLI as an installment toward completion of a $15.0 million financing completed in February 2008.
     We have an existing line of credit from a bank. The line of credit expires in July 2009. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (3.25% at December 31, 2008) plus 2.50% subject to a minimum monthly charge. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. There was no amount outstanding under this borrowing facility at December 31, 2008.

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
     In the normal course of business, we incur purchase obligations with vendors and suppliers for the purchase of inventory, as well as other goods and services. These obligations are generally evidenced by purchase orders that contain the terms and conditions associated with the purchase arrangements. We are committed to accept delivery of such material pursuant to the purchase orders subject to various contract provisions that allow us to delay receipt of such orders or cancel orders beyond certain agreed upon lead times. Cancellations may result in cancellation costs payable by us.
•	Quantitative Summary of Contractual Obligations and Commercial Commitments
     At December 31, 2008, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
			2010 and	2012 and	2014 and
Contractual Obligations	Total	2009	2011	2013	beyond

Operating leases	$4,463,000	$1,480,000	$2,973,000	$10,000	—
Minimum license commitment	1,650,000	150,000	300,000	300,000	900,000
Fixed asset and inventory purchase commitments	310,000	310,000	—	—	—

Total contractual cash obligations	$6,423,000	$1,940,000	$3,273,000	$310,000	$900,000

Capital Expenditures
     We plan to invest approximately $270,000 in fixed assets during 2009.
Future Liquidity
     In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of $5.4 million. Our independent registered public accounting firm has included in their audit reports for fiscal 2008 through 2006 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
     At December 31, 2008 we had $7.6 million in cash. Our cash resources, together with our line of credit, and a planned inventory reduction, may not be sufficient to fund our business through 2009. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, we may need to raise funds in the next six months to meet our working capital needs.
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
Net Operating Loss Carryforward
     As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively, which expire in the years 2009 through 2028. Of these amounts, $88.3 million and $23.5 million, respectively, resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes, the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.0 million and $1.4 million, respectively, which expire in the years 2009 through 2028. Of these amounts, $661,000 and $736,000, respectively, resulted from the acquisition of Conductus.
     Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999 and December 2002. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize our net operating loss carryforwards of $94.3 million and Conductus’ net operating loss carryforwards of $83.7 million incurred prior to the ownership changes will be subject in future periods to annual limitations of $1.3 million and $700,000, respectively. Net operating losses incurred by us subsequent to the ownership changes totaled $113.4 million and are not subject to this limitation.
Recent Accounting Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in this Report.
Market Risk
     We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.
     At December 31, 2008, we had approximately $7.2 million invested in a money market account yielding approximately 1.72%. Assuming a 1% per annum decrease in the yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $72,000 per annum. As we had no amounts outstanding on our bank loan during 2008, changes in its interest rate would not have affected us.
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
     Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, and we may understate or overstate the provision required for excess and obsolete inventory.
     Our net sales consist of revenue from sales of products, net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties if allowed for under contractual arrangements and return products. Our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted.
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
     We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in our business are written off in the period identified since they will no longer generate any positive cash flows for us. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. Our future cash flows may vary from estimates.
     We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the beginning of fiscal year 2006. We issue stock option awards and restricted share awards to employees and to non-employee directors under our stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share awards is recorded based on the market price of our common stock on the grant date. We recognize compensation expense over the expected vesting period on a straight-line basis from the grant date. Our valuation allowance against the deferred tax assets is based on our assessments of historical losses and projected operating results in future periods. If and when we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.
     We have a contract to deliver several custom products to a government contractor, with respect to which delivery of the product was delayed because we were unable to manufacture the products for technical reasons. In December 2008, new terms and amended specifications were agreed upon, and we now expect to deliver these custom products in July 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Controller (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our annual and periodic Securities and Exchange Commission filings.
     There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Management’s Report on Internal Control Over Financial Reporting
     The report below shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.
     Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2008, our internal control over financial reporting are effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
     All of the other information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND DISCLOSURES
     The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2008.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this Report:
          1. Index to Financial Statements. Our financial statements and the Report of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:
          2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts	F-23
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
          3. Exhibits

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Registrant (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (5)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (17)

3.4	Certificate of Designations of Registrant relating to the Series A Convertible Preferred Stock (22)

3.5	Amended and Restated Bylaws of Registrant (14)

4.1	Form of Common Stock Certificate (23)

4.2	Form of Warrant to Purchase Common Stock dated March 28, 2003, issued to Silicon Valley Bank (7)

4.3	Form of Warrant dated August 2005 (15)

Number	Description of Document

10.1	1992 Stock Option Plan (23) ***

10.2	Form of 1992 Stock Option Agreement (23) ***

10.3	1992 Director Option Plan (as amended through January 1997) (1)

10.4	Form of 1992 Director Stock Option Agreement (1)

10.5	1998 Non-Statutory Stock Option Plan, including Form of Stock Option Agreement (4)***

10.6	1999 Stock Option Plan (3) ***

10.7	Form of 1999 Stock Option Agreement (3) ***

10.8	Form of Change in Control Agreement dated March 28, 2003 (7) ***

10.9	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005 (16) ***

10.10	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006 (19) ***

10.11	Accounts Receivable Purchase Agreement by and between Registrant and Silicon Valley Bank dated March 28, 2003 (7)

10.12	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 17, 2004 (9)

10.13	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 16, 2005 (13)

10.14	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated July 13, 2008 (23)

10.15	Patent License Agreement by and between Registrant and Lucent Technologies (8) **

10.16	License Agreement between Registrant and Sunpower dated May 2, 2005 (10) **

10.17	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005 (11) ***

10.18	Option Agreement between Registrant and Jeffrey Quiram dated February 14, 2005 (11) ***

10.19	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006 (19) ***

10.20	2003 Equity Incentive Plan (as amended May 25, 2005) (14) ***

10.21	Form of Option Agreement for 2003 Equity Incentive Plan (11) ***

10.22	Management Incentive Plan (18) ***

10.23	Employment Agreement between Registrant and Terry White dated as of April 11, 2005 (12) ***

10.24	Amendment to Employment Agreement between Registrant and Terry White dated as of December 31, 2006 (19) ***

10.25	Form of Director and Officer Indemnification Agreement (16)

10.26	Code of Business Conduct and Ethics (15)

10.27	Lease Agreement between the Registrant and 1200 Enterprises LLC dated as of June 1, 2001 (6)

10.28	Investment agreement between Registrant and Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) dated August 17, 2007 (20)

10.29	First amendment to investment agreement between Registrant and BAOLI dated November 9, 2007 (21)

10.30	Second amendment to investment agreement between Registrant and BAOLI dated January 8, 2008 (21)

10.31	Framework Agreement between Registrant and BAOLI dated November 8, 2007 (21)

10.32	Sino-Foreign Equity Joint Venture between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI) (21)

10.33	Form of License Agreement between Registrant and BAOLI (Exhibit B to Framework Agreement) (21)

21	List of Subsidiaries (23)

Number	Description of Document

23.1	Consent of Stonefield Josephson Inc, Independent Registered Public Accounting Firm (23)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (23)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (23)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (23)

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (23)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed April 15, 1998 (Reg. No. 33-50137).

(2)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999.

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed November 4, 1999 (Reg. No. 333-90293).

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed March 6, 2001 (Reg. No. 333-56606).

(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004

(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

(13)	Incorporated by reference from Registrants’ Current Report on Form 8-K filed April 4, 2005.

(14)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.

(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 11, 2005.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 13, 2006.

(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.

(19)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

(20)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

(21)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.

(23)	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

***	This exhibit is a management contract or compensatory plan or arrangement.
     (b) Exhibits. See Item 15(a) above.

Report of Independent Registered Public Accounting Firm
To: The Board of Directors and Stockholders of Superconductor Technologies, Inc.
Santa Barbara, California
We have audited the accompanying consolidated balance sheets of Superconductor Technologies, Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the three years ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule as of and for the three years ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $212,686,000 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 19, 2009

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,939,000	$7,569,000
Accounts receivable, net	2,413,000	355,000
Inventory, net	3,415,000	5,278,000
Prepaid expenses and other current assets	442,000	416,000

Total Current Assets	10,209,000	13,618,000

Property and equipment, net of accumulated depreciation of $19,129,000 and $19,943,000, respectively	3,961,000	2,739,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,722,000 and $2,055,000, respectively	2,236,000	2,252,000
Investment in joint venture	—	521,000
Other assets	219,000	228,000

Total Assets	$16,625,000	$19,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,467,000	$707,000
Accrued expenses	1,405,000	578,000
Proceeds for shares to be issued	4,000,000	—
Current portion of capitalized lease obligations	45,000	80,000

Total Current Liabilities	6,917,000	1,365,000

Other long term liabilities	518,000	441,000

Total Liabilities	7,435,000	1,806,000

Commitments and contingencies (Notes 9, 10 and 11)

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, zero and 611,523 issued and outstanding, respectively	—	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 12,511,414 and 17,869,030 shares issued and outstanding, respectively	12,000	18,000
Capital in excess of par value	209,163,000	230,219,000
Accumulated deficit	(199,985,000)	(212,686,000)

Total Stockholders’ Equity	9,190,000	17,552,000

Total Liabilities and Stockholders’ Equity	$16,625,000	$19,358,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2006	2007	2008
Net revenues:
Net commercial product revenues	$17,697,000	$12,787,000	$6,768,000
Government and other contract revenues	3,361,000	5,115,000	4,525,000
Sub license royalties	20,000	—	—

Total net revenues	21,078,000	17,902,000	11,293,000
Costs and expenses:
Cost of commercial product revenues	15,922,000	12,944,000	8,911,000
Contract research and development	2,407,000	2,906,000	3,649,000
Other research and development	3,488,000	3,172,000	3,394,000
Selling, general and administrative	9,086,000	8,123,000	8,151,000
Restructuring expenses and impairment charges	38,000	—	141,000
Write off Goodwill	20,107,000	—	—

Total costs and expenses	51,048,000	27,145,000	24,246,000

Loss from operations	(29,970,000)	(9,243,000)	(12,953,000)
Interest income	391,000	156,000	284,000
Interest expense	(45,000)	(39,000)	(32,000)

Net loss	$(29,624,000)	$(9,126,000)	$(12,701,000)

Basic and diluted net loss per common share	$(2.37)	$(0.73)	$(0.77)

Basic and diluted weighted average number of common shares outstanding	12,483,367	12,487,593	16,402,509

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Preferred				Capital in	Receivable
	Stock		Common Stock		Excess of	From	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Stockholder	Deficit	Total

Balance at December 31, 2005	—	—	12,483,431	$12,000	$208,545,000	$(65,000)	$(161,235,000)	$47,257,000
Issuance of common stock and warrants			(64)
Issuance of options					280,000			280,000
Reserve for impairment						38,000		38,000
Net loss							(29,624,000)	(29,624,000)
Balance at December 31, 2006	—	—	12,483,367	12,000	208,825,000	(27,000)	(190,859,000)	17,951,000

Exercise of stock options			3,350		26,000			26,000
Issuance of common stock					(27,000)			(27,000)
Issuance of options and warrants			24,697		339,000			339,000
Reserve for impairment						27,000		27,000
Net loss							(9,126,000)	(9,126,000)

Balance at December 31, 2007	—	—	12,511,414	$12,000	$209,163,000	$—	$(199,985,000)	$9,190,000
Exercise of stock options
Issuance of common stock			5,101,361	5,000	10,563,000			10,568,000
Issuance of options/awards and warrants			256,255	1,000	593,000			594,000
Issuance of Series A Preferred	611,523	1,000			9,900,000			9,901,000
Net loss							(12,701,000)	(12,701,000)

Balance at December 31, 2008	611,523	$1,000	17,869,030	$18,000	$230,219,000	$—	$(212,686,000)	$17,552,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(29,624,000)	$(9,126,000)	$(12,701,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,600,000	2,333,000	1,735,000
Warrants and options charges	280,000	339,000	587,000
Provision for excess and obsolete inventories	360,000	160,000	17,000
Reserve for impairment of note and interest receivable from stockholder	38,000	(583,000)	—
Write off Goodwill	20,107,000	—	—
Changes in assets and liabilities:
Accounts receivable	631,000	(877,000)	2,057,000
Inventory	(974,000)	2,403,000	(1,880,000)
Prepaid expenses and other current assets	115,000	574,000	(26,000)
Patents and licenses	(217,000)	(169,000)	(315,000)
Other assets	128,000	16,000	9,000
Accounts payable and accrued expenses	(727,000)	(465,000)	(1,603,000)

Net cash used in operating activities	(7,283,000)	(5,395,000)	(12,120,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of property and equipment	—	26,000	—
Purchase of property and equipment	(229,000)	(191,000)	(179,000)
Investment in joint venture	—	—	(521,000)

Net cash used in investing activities	(229,000)	(165,000)	(700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from shares to be issued	—	4,000,000	—
Payments on long-term obligations	(19,000)	(14,000)	—
Gross proceeds from sale of common stock and exercise of warrants and options	—	26,000	16,450,000

Net cash provided by (used in) financing activities	(19,000)	4,012,000	16,450,000

Net increase (decrease) in cash and cash equivalents	(7,531,000)	(1,548,000)	3,630,000
Cash and cash equivalents at beginning of year	13,018,000	5,487,000	3,939,000

Cash and cash equivalents at end of year	$5,487,000	$3,939,000	$7,569,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company
     Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987 and maintains its headquarters in Santa Barbara, California. We operate in a single industry segment, the research, development, manufacture and marketing of high-performance infrastructure products for wireless voice and data applications. Our current commercial products are divided into three product offerings: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). Our research and development contracts are used as a source of funds for our commercial technology development. From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts.
     We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been and continue to provide a significant source of revenues for us. For 2006, 2007 and 2008, government related contracts account for 16%, 29%, and 40%, respectively, of our net revenues.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
     In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. In 2007, we incurred a net loss of $9.1 million and had negative cash flows from operations of $5.4 million.
     At December 31, 2008 we had $7.6 million in cash. Our cash resources, together with our line of credit, and a planned inventory reduction, may not be sufficient to fund our business through 2009. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, we may need to raise funds in the next six months to meet our working capital needs.
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
Inventories
     Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are expensed immediately.
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In 2008, we disposed of older, fully depreciated equipment with an acquisition cost of $598,000. There was no gain or loss on said disposition.
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
Goodwill
     Goodwill represents the excess of purchase price over fair value of net assets acquired in connection with the acquisition of Conductus in 2002. Conductus was acquired primarily for the synergies the acquisition would bring to our existing business of developing, manufacturing and marketing products for the commercial wireless telecommunications business and for the synergies it would have on our fund raising abilities.
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
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during fiscal 2008 and determined there was no impairment.
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

Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of our tax reserves. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
Marketing Costs
     All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2008.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. Prior periods are not restated under this transition method.
     The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	2006	2007	2008
Cost of revenue	6,000	14,000	22,000
Research and development	23,000	56,000	122,000
Selling, general and administrative	251,000	269,000	443,000

Total stock-based compensation expense	$280,000	$339,000	$587,000

     The impact to the Consolidated Statement of Operations for 2008, 2007 and 2006 on basic and diluted earnings per share was $0.04, $0.03 and $0.02, respectively. No stock compensation cost was capitalized during the periods.
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
     We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2008, we had two customers that represented 44% and 13% of total net revenues. At December 31, 2007, these two customers represented 26% and 15% of accounts receivable. In 2006, we had three customers that represented 44%, 20% and 16% of total net revenues. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
     For more risks of our business, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.
Recent Accounting Pronouncements
     In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determinations of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on our consolidated financial statements.
     In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures Related to Asset Transfers, and Interests in Variable Interest Entities ”, which requires public companies to provide disclosures similar to those proposed in the pending amendments to Statement 140 and Interpretation 46(R). The FSP requires additional disclosures about transfers of financial assets and an enterprise’s involvement with variable interest entities. These disclosures should help improve transparency in the current market environment. The FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008. The adoption of this position did not have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated results of operations and financial condition.
     In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the effect that the adoption of FSP No. 142-3 will have on our consolidated results of operations and financial condition.
     In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our consolidated financial position and results of operations. We do not expect that the implementation of this standard, for financial assets and financial liabilities, will have a material impact on our consolidated financial position or results of operations.

Note 3-Short Term Borrowings
     We have a line of credit with a bank. The line of credit expires July 2009 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
     Advances bear interest at the prime rate (3.25% at December 31, 2008) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at December 31, 2008.
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
Note 4 — Notes Receivable From Stockholder
     A former director and stockholder executed two notes aggregating $820,244 in principal amount in connection with the exercise in December 2000 of two options. Through the third quarter of, 2005, we carried the principal (as “Notes Receivable from Stockholder”) and accrued interest (as “Prepaid Expenses and Other Current Assets”) for both notes as assets on our balance sheet. In December 2005, we filed a lawsuit to collect both notes and recorded a reserve for the value of the notes (principal plus accrued interest) in excess of the market value of the collateral securing the notes. In 2007, we received $610,000 in full satisfaction of our claims including interest and attorneys’ fees, and then rescinded the second purported option exercise and canceled the related note.
Note 5 — Income Taxes
     We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2006, 2007 and 2008.
     The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2006, 2007 and 2008 as follows:

	2006	2007	2008
Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(16.7)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8
Impairment of Goodwill (not deductible for tax)	(23.1)	—	—

	—%	—%	—%

     The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2007	2008
Loss carryforwards	$105,460,000	$108,940,000
Capitalized research and development	2,710,000	1,468,000
Depreciation	2,582,000	2,541,000
Tax credits	3,822,000	3,916,000
Inventory	415,000	343,000
Purchase accounting adjustments	46,000	—
Acquired intellectual property	(190,000)	(90,000)
Other	437,000	540,000
Less: valuation allowance	(115,282,000)	(117,658,000)

	$—	$—

     The valuation allowance increased by $2,376,000 in 2008, $3,129,000 in 2007 and $5,854,000 in 2006.

     As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively, which expire in the years 2009 through 2028. Of these amounts $88.3 million and $23.5 million, respectively, resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.0 million and $1.4 million, respectively, which expire in the years 2009 through 2028. Of these amounts $661,000 and $736,000, respectively resulted from the acquisition of Conductus.
     Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999 and December 2002. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001and December 2002. Therefore, the ability to utilize our net operating loss carryforwards of $94.3 million incurred prior to the ownership changes and Conductus’ net operating loss carryforwards of $83.7 million incurred prior to the ownership changes will be subject in future periods to an annual limitation of $1.3 million and $700,000, respectively. Net operating losses incurred by us subsequent to the ownership changes totaled $113.4 million and are not subject to this limitation.
Note 6 — Stockholders’ Equity
Preferred Stock
     Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. In February 2008, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million had been received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. In accordance with EITF issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Securities”, there is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred at date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

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
     As noted above, in February 2008, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000.
     Other than the $4 million cash deposit on the BAOLI stock sale described above, we raised no money from the sale of our common stock in 2007 or 2006.
Equity Awards
     We have five equity award option plans, the 1992 Stock Option Plan, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.
     At December 31, 2008, 1,066,019 shares of common stock were available for future grants under the 2003 Equity Incentive Plan.
There were no stock option exercises in 2008 or 2006; 3,350 shares were issued on option exercises in 2007.
     For 2006, 2007 and 2008, the weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2006	2007	2008
Per share fair value at grant date	$2.55	$2.15	$3.57
Risk free interest rate	4.82%	4.34%	2.47%
Expected volatility	95%	98%	109%
Dividend yield	0%	0%	0%
Expected life in years	4.0	4.0	4.0
     The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 3 or 4 year vesting term and a 10 year contractual term. Options vest at 33% or 25%, respectively, after one year and thereafter vest ratably on a monthly basis. Options to Board Members have a 10 year contractual term and vest 50% after one year and 50% after two years. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on historical stock option cancellation rates over the last 4 years.
     The impact of the stock options to the Consolidated Statement of Operations for 2008, 2007 and 2006 on net income was an expense of $453,000, $115,000 and $187,000 and $0.03, $0.01 and $0.01, respectively, on both basic and diluted earnings per share. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested awards not yet recognized is $1.6 million and the weighted-average period over which the cost is expected to be recognized is 3.1 years.

     At December 31, 2008, 1,066,019 shares of common stock were available for future grants and options covering 1,234,025 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2008 was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 2005	1,202,376	$40.38
Granted	80,900	3.70
Canceled	(128,335)	34.64
Exercised	—	—

Outstanding at December 31, 2006	1,154,941	38.33
Granted	45,670	2.96
Canceled	(455,403)	41.68
Exercised	(3,350)	7.42

Outstanding at December 31, 2007	741,858	34.24
Granted	576,590	4.83
Canceled	(84,423)	9.60
Exercised	—	—

Outstanding at December 31, 2008	1,234,025	$22.18

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2008:

				Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.43 - $4.90	205,600	8.58	$3.67	56,992	$3.54
$5.12 - $5.80	412,927	9.13	$5.12	2,200	$5.31
$6.10 - $6.90	236,500	6.40	$6.89	236,500	$6.89
$7.02 - $39.38	209,077	3.44	$19.87	208,448	$19.90
$40.00 - $493.75	169,921	1.70	$110.20	169,921	$110.20

	1,234,025	6.53	$22.18	674,061	$36.67

     Our outstanding options expire on various dates through July 2018. The weighted-average contractual term of stock options currently exercisable is slightly less than 4.4 years. At December 31, 2008, no outstanding stock options and no exercisable options had an exercise price less than the current market value or had any intrinsic value. The number of options exercisable and weighted average exercise price at December 31, 2007 and 2006 totaled 663,174 and $37.87 and 1,067,296 and $41.13, respectively.
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
     The impact to the Consolidated Statement of Operations for 2008 on net income was an expense of $134,000 and $0.01 on basic and diluted earnings per share. The 2007 and 2006 impact on net income was an expense of $223,000 and $93,000 and $0.02 and $0.01 on basic and diluted earnings per share, respectively. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested awards not yet recognized is $25,000, and the weighted-average period over which the cost is expected to be recognized is 1.7 years.
Warrants

     The following is a summary of outstanding warrants at December 31, 2008:

	Common Shares
		Currently	Price per
	Total	Exercisable	Share	Expiration Date

Warrants related to August 2005 financing	342,466	342,466	$6.74	August 16, 2010* **
Warrants related to April 2004 financing	10,000	10,000	18.50	April 28, 2011*

Total	352,466	352,466

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	These warrants contain special anti-dilution adjustment provisions relating to the price of other issuances. Under the issuances in 2008, the exercise price of these warrants was adjusted to $6.74.
     No warrants were exercised during 2008 and 2006. During 2007, the BAOLI offering caused the exercise price and the number of shares of certain warrants issued in 2004 to be adjusted to $8.34 and 110,880, respectively. In November 2007, the holder of these warrants elected the net exercise provision of this warrant, and received 24,697 shares of our common stock.
Note 7 — Employee Savings Plan
     In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We contributed $287,000 to the 401(k) Plan in 2008 and we made no contributions to the 401(k) Plan in 2006 or 2007.
Note 8 — Commitments and Contingencies
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
     For 2006, 2007 and 2008, rent expense was $1,152,000, $1,104,000 and $1,122,000, respectively.
Capital Leases
     We leased certain property and equipment under a capital lease arrangement that expired in 2007.
Patents and Licenses
     We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2009 to 2020. Royalty expenses totaled $156,000 in 2006, $172,000 in 2007 and $150,000 in 2008. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Years Ended December 31,	Licenses	Leases

2009	$150,000	$1,480,000
2010	150,000	1,531,000
2011	150,000	1,442,000
2012	150,000	9,000
2013	150,000	1,000
Thereafter	900,000	—

Total payments	$1,650,000	$4,463,000

Note 9 — Contractual Guarantees and Indemnities
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
Intellectual Property Indemnities
     We indemnify certain customers and our contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to our products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, we are unable to determine the maximum amount of losses that we could incur related to such indemnifications.
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
General Contractual Indemnities/Products Liability
     During the normal course of business, we enter into contracts with customers where we agreed to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnifications. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance, which may provide a source of recovery to us in the event of an indemnification claim.
Short Term Borrowings
     We have a line of credit with a bank. The line of credit expires July 2009 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement (See Note 3) are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, they can exercise all their rights and remedies under the agreement, including demanding immediate payment of outstanding amounts. There was no amount outstanding under this facility at December 31, 2008
Contractual Contingency
     We have a contract to deliver several custom products to a government contractor, with respect to which delivery of the product was delayed because we were unable to manufacture the products for technical reasons. In December 2008, new terms and amended specifications were agreed upon, and we now expect to deliver these custom products in July 2009.
Note 10-Legal Proceedings
Settlement of Litigation
     In March 2007, we entered into a Settlement Agreement and Mutual Release of All Claims with a former director and stockholder to settle a lawsuit to collect amounts due under two notes, under which we received a payment of $610,000 in April 2007 in payment of one note, including interest and attorneys’ fees, and the rescission of the second related note.
Routine Litigation
     We may be involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, operating results or cash flows.
Note 11- Earnings Per Share
     We present “basic” and “diluted” earnings per common share pursuant to the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding.
     Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2006	2007	2008

Outstanding stock options	1,154,941	741,858	1,234,025
Outstanding stock awards	331,000	331,000	20,000
Outstanding warrants	828,838	468,745	352,466

Total	2,314,779	1,541,603	1,606,491

Note 12- Restructuring Expenses and Impairment Charges
     In the fourth quarter of 2008 we initiated an effort to reduce our cost structure and incurred $141,000 in severance related to this effort. The following summarizes the restructuring and impairment charges for 2006, 2007 and 2008:

	Years Ended December 31,
	Restructuring	Impairment		Restructuring	Impairment		Restructuring	Impairment
	Charges for	Charges for		Charges for	Charges for	Total for	Charges for	Charges for	Total for
	2006	2006	Total for 2006	2007	2007	2007	2008	2008	2008
Severance costs	$—	$—	$—	$—	$—	$—	$141,000	$—	$141,000
Goodwill write-off	—	20,107,000	20,107,000	—	—	—	—	—
Impairment charge for notes receivable from shareholder and board member	—	38,000	38,000	—	—	—	—	—	—

Total		$20,145,000	$20,145,000	—	—	—	$141,000	—	$141,000

Note 13— Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
Balance Sheet Data:

	December 31, 2007	December 31, 2008
Accounts receivable:
Accounts receivable-trade	$1,242,000	$110,000
U.S. government accounts receivable-billed	1,246,000	320,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$2,413,000	$355,000

	December 31, 2007	December 31, 2008
Inventories:
Raw materials	$1,934,000	$2,753,000
Work-in-process	679,000	1,038,000
Finished goods	1,817,000	2,348,000
Less: inventory reserves	(1,015,000)	(861,000)

	$3,415,000	$5,278,000

	December 31, 2007	December 31, 2008
Property and Equipment:
Equipment	$15,951,000	$15,537,000
Leasehold improvements	6,732,000	6,741,000
Furniture and fixtures	407,000	404,000

	23,090,000	22,682,000
Less: accumulated depreciation and amortization	(19,129,000)	(19,943,000)

	$3,961,000	$2,739,000

     Depreciation expense amounted to $2,277,000, $1,877,000 and $1,401,000 respectively, in 2006, 2007 and 2008. In 2007 and 2008, we disposed of older, fully depreciated equipment with an acquisition cost of $1,344,000 and $598,000, respectively. There were no gains or losses from these dispositions.

	December 31, 2007	December 31, 2008
Patents and Licenses:
Patents pending	$705,000	$940,000
Licenses pending	—	39,000

Patents issued	983,000	1,059,000
Less accumulated amortization	(345,000)	(409,000)

Net patents issued	638,000	650,000

Licenses	563,000	563,000
Less accumulated amortization	(134,000)	(167,000)

Net licenses Issued	429,000	396,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,242,000)	(1,479,000)

Net purchased technology	464,000	227,000

	$2,236,000	$2,252,000

     Amortization expense related to these items totaled $326,000, $331,000 and $334,000 respectively in 2006, 2007 and 2008. Amortization expenses related to these items are expected to total $331,000 in 2008 and 2009 and approximately $95,000 in 2010 and 2011.

	December 31, 2007	December 31, 2008
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$307,000	$12,000
Compensated absences	371,000	375,000
Compensation related	369,000	12,000
Warranty reserve	380,000	261,000
Deferred rent	373,000	325,000
Other	123,000	114,000

	1,923,000	1,099,000
Less current portion	(1,405,000)	(658,000)

Long term portion	$518,000	$441,000

	2006	2007	2008
Warranty Reserve Activity:
Beginning balance	$491,000	$428,000	$380,000
Additions	140,000	75,000	41,000
Deductions	(203,000)	(123,000)	(160,000)

Ending balance	$428,000	$380,000	$261,000

Lease Abandonment Costs:
Beginning balance	$225,000	$8,000	—
Additions	—	—	—

	2006	2007	2008
Transfers from unfavorable lease costs	—	—	—
Deductions	(217,000)	(8,000)	—

Ending balance	$8,000	$—	$—

Product Line Exit Costs:
Beginning balance	$402,000	$319,000	—
Additions	—	—	—
Deductions	(83,000)	(319,000)	—
Change in estimate relating to previous exit costs accrual	—	—	—

Ending balance	$319,000	$—	$—

Severance Costs:
Beginning balance	$36,000	$32,000	—
Additions	218,000	—	141,000
Deductions	(222,000)	(32,000)	—

Ending balance	$32,000	$—	$141,000

Supplemental Cash Flow Information:

	2006	2007	2008

Cash paid for interest	$45,000	$39,000	$32,000
Note 14— Subsequent Event
Operating Lease
     In February 2009, we amended our office and production facilities lease. The base rent and the minimum annual escalation clause were reduced and the term of the lease was extended five years to November 2016.
Contract Funding
     In March 2009, the second phase of our U.S. Air Force contract was funded for an additional twelve months and provides for progress billing of up to $4.1 million.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008
Net revenues (1)	$3,471,000	$2,949,000	$3,595,000	$1,278,000
Loss from operations (3)	2,398,000	3,411,000	3,294,000	3,850,000
Net loss	2,308,000	3,349,000	3,235,000	3,809,000

Basic and diluted loss per common share	(0.17)	(0.21)	(0.18)	(0.21)
Weighted average number of shares outstanding	13,636,083	16,316,072	17,750,761	17,869,030

2007
Net revenues (1)	$4,183,000	$4,685,000	$4,121,000	$4,914,000
Loss from operations (2)(3)	(2,977,000)	(2,006,000)	(2,040,000)	(2,220,000)
Net loss	(2,937,000)	(1,982,000)	(2,021,000)	(2,187,000)

Basic and diluted loss per common share	$(0.24)	$(0.16)	$(0.16)	$(0.17)
Weighted average number of shares outstanding	12,483,367	12,483,367	12483,367	12,500,134

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.

(2)	These quarters include sales of previously written-off inventory of $0, $138,000, $57,000 and $0, respectively.

(3)	Includes increased reserve for inventory obsolescence of $90,000, $70,000, $0 and $0, respectively, in the 2007 quarters and $0, $15,000, $0, and $2,000, respectively, in the 2008 quarters.

SUPERCONDUCTOR TECHNOLOGIES INC.
Schedule II — Valuation and Qualifying Accounts

		Additions
		Charge to	Charge to	Charge to
	Beginning	Costs &	Other	Other	Ending
	Balance	Expenses	Accounts	Deductions	Balance

2008
Allowance for Uncollectible Accounts	$75,000	$—	$—	$—	$75,000
Reserve for Inventory Obsolescence	1,015,000	17,000	—	(171,000)	861,000
Reserve for Warranty	380,000	41,000	—	(160,000)	261,000
Deferred Tax Asset Valuation Allowance	115,282,000	2,376,000	—	—	117,658,000

2007
Allowance for Uncollectible Accounts	75,000	—	—	—	75,000
Impairment for Notes Receivable from Stockholder	1,007,000	(583,000)	—	(424,000)	—
Reserve for Inventory Obsolescence	1,367,000	(195,000)	—	(157,000)	1,015,000
Reserve for Warranty	428,000	75,000	—	(123,000)	380,000
Deferred Tax Asset Valuation Allowance	112,153,000	3,129,000	—	—	115,282,000

2006
Allowance for Uncollectible Accounts	75,000	—	—	—	75,000
Impairment for Notes Receivable from Stockholder	969,000	38,000	—	—	1,007,000
Reserve for Inventory Obsolescence		3,209,000	360,000	(2,202,000)	1,367,000
Reserve for Warranty	491,000	140,000	—	(203,000)	428,000
Deferred Tax Asset Valuation Allowance	$106,299,000	$5,854,000	$—	$—	$112,153,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March 2009.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2009

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer) (Principal Financial Officer)	March 20, 2009

/s/ David W. Vellequette David W. Vellequette	Director	March 20, 2009

/s/ Lynn J. Davis Lynn J. Davis	Director	March 20, 2009

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 20, 2009

/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 20, 2009

/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 20, 2009