Form 10-Q
period 2009-03-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2009-05-08
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009

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
(805) 690-4500
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
          The registrant had 18,705,028 shares of the common stock outstanding as of the close of business on May 1, 2009.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended March 28, 2009

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
     For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net revenues:
Commercial product revenues	$1,131,000	$1,993,000
Government and other contract revenues	546,000	1,479,000

Total net revenues	1,677,000	3,472,000

Costs and expenses:
Cost of commercial product revenues	1,797,000	2,019,000
Contract research and development	569,000	1,243,000
Other research and development	1,084,000	408,000
Selling, general and administrative	1,723,000	2,200,000

Total costs and expenses	5,173,000	5,870,000

Loss from operations	(3,496,000)	(2,398,000)

Noncontrolling interest in joint venture	(50,000)	—
Interest income	13,000	99,000
Interest expense	(9,000)	(9,000)

Net loss	$(3,542,000)	$(2,308,000)

Basic and diluted loss per common share	$(0.20)	$(0.17)

Weighted average number of common shares outstanding	17,869,030	13,636,083

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$5,077,000	$7,569,000
Accounts receivable, net	543,000	355,000
Inventory, net	5,020,000	5,278,000
Prepaid expenses and other current assets	350,000	416,000

Total Current Assets	10,990,000	13,618,000

Property and equipment, net of accumulated depreciation of $20,264,000 and $19,943,000, respectively	2,443,000	2,739,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,139,000 and $2,055,000, respectively	2,195,000	2,252,000
Investment in joint venture	457,000	521,000
Other assets	223,000	228,000

Total Assets	$16,308,000	$19,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$784,000	$707,000
Accrued expenses	732,000	578,000
Current portion of capitalized lease obligations and long term debt	67,000	80,000

Total Current Liabilities	1,583,000	1,365,000

Other long term liabilities	455,000	441,000

Total Liabilities	2,038,000	1,806,000

Commitments and contingencies—Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 18,705,028 and 17,869,030 shares issued and outstanding, respectively	19,000	18,000
Capital in excess of par value	230,478,000	230,219,000
Accumulated deficit	(216,228,000)	(212,686,000)

Total Stockholders’ Equity	14,270,000	17,552,000

Total Liabilities and Equity	$16,308,000	$19,358,000

See accompanying notes to the condensed consolidated financial statements

Note-December 31, 2008 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,542,000)	$(2,308,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404,000	396,000
Stock-based compensation expense	260,000	118,000
Provision for excess and obsolete inventories	12,000	—
Noncontrolling interest in joint venture	50,000	—
Changes in assets and liabilities:
Accounts receivable	(187,000)	525,000
Inventory	246,000	(1,965,000)
Prepaid expenses and other current assets	65,000	28,000
Patents, licenses and purchased technology	(26,000)	(76,000)
Other assets	6,000	(6,000)
Accounts payable, accrued expenses and other long-term liabilities	232,000	208,000

Net cash used in operating activities	(2,480,000)	(3,080,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,000)	(62,000)
Investment in joint venture	14,000	—

Net cash used in investing activities	(11,000)	(62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred and common stock	—	10,911,000

Net cash provided by financing activities	—	10,911,000

Net increase (decrease) in cash and cash equivalents	(2,491,000)	7,769,000
Cash and cash equivalents at beginning of period	7,568,000	3,939,000

Cash and cash equivalents at end of period	$5,077,000	$11,708,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
          Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987, and we maintain our headquarters in Santa Barbara, California. We are a leading company in high temperature superconductor (HTS) and related technologies. We operate in a single industry segment, the research, development, manufacture and marketing of products utilizing our HTS materials science and manufacturing expertise. We are currently focusing our efforts on applications in areas such as government products, wireless networks, reconfigurable handset filters and superconducting power transmission lines.
          Our commercial efforts have been focused on the design, manufacture and sale of high performance infrastructure products for wireless voice and data applications, including our SuperLink®, AmpLink®, and SuperPlex products. For the three months ended March 28, 2009 and March 29, 2008, commercial revenues accounted for 67% and 57%, respectively, of our net revenues.
          We also generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. For the three months ended March 28, 2009 and March 29, 2008, government related contracts accounted for 33% and 43%, respectively, of our net revenues.
          The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
          The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (our “2008 Form 10-K”). The results of operations for the three months ended March 28, 2009 are not necessarily indicative of the results for all of 2009.
2. Summary of Significant Accounting Policies
Basis of Presentation
          For the three months ended March 28, 2009, we incurred a net loss $3.5 million and negative cash flows from operations of $2.5 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million.
          At March 28, 2009, we had $5.1 million in cash. Our cash resources, together with our line of credit, and a planned inventory reduction, may not be sufficient to fund our business through 2009. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, we may need to raise funds in the next few months to meet our working capital needs.
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
Principles of Consolidation
          The interim unaudited condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the unaudited condensed consolidated financial statements.
Cash and Cash Equivalents
          Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash equivalents are maintained with quality financial institutions and from time to time exceed FDIC limits. Our money market funds are not insured or guaranteed by the FDIC. Historically have not experienced any losses due to such concentration of credit risk.
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
Revenue Recognition
          Commercial revenues are principally derived from the sale of our SuperLink®, AmpLink® and SuperPlex family of products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.
          Contract revenues are principally generated under research and development contracts. Contract revenues are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total estimated contract costs. If the current contract estimate were to indicate a loss, utilizing the funded amount of the contract, a provision would be made for the total anticipated loss. Revenues from research-related activities are derived primarily from contracts with agencies of the U.S. Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. These contracts include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.
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
Warranties
          We offer warranties generally ranging from one to five years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. Our estimate for warranty-related costs is recorded at the time of sale based on our actual historical product return rates and expected repair costs. Such costs have been within our expectations.

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
Property and Equipment
          Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses.
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
Long-Lived Assets
          The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair values. We tested our long lived assets for recoverability during 2008 and determined there was no impairment.
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

Other Investments
          We use the equity method of accounting for our joint venture with Hunchun BaoLi Communications (“BAOLI”) in China. We have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to this joint venture where we own 45 percent of the equity. In the fourth quarter of 2008, we successfully completed lab and field trials for our new TD-SCDMA solution in China and in the first quarter of 2009, we successfully completed a field trial in the existing China 2G market using our SuperLink® solution. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. In particular, we have been in discussions with the U.S. government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis.
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
Income Taxes
          We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of our tax reserves. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption. As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.
Marketing Costs
          All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 28, 2009 and March 29, 2008.
Net Loss Per Share
          Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
          We did not grant any options in the first quarter of 2009. For the quarter ended March 29, 2008, the weighted average fair value of options we granted was estimated as of the date of the grant using the Black-Scholes option-pricing model and the significant weighted average assumptions used for estimating the fair value under our stock option plans was as follows: expected life of 4.0 years; risk free interest rate of 2.4%; expected volatility of 110% and; dividend yield of 0%.

          The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a three or four year vesting term and a 10 year contractual term. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our four year historical volatility. We used an expected dividend yield of 0% because we has never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on our historical stock option cancellation rates over the last four years.
          The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three months ended
	March 28, 2009	March 29, 2008
Cost of Revenue	$7,000	$5,000
Research and development	65,000	22,000
Selling, general and administrative	188,000	91,000

Total stock-based compensation expense	$260,000	$118,000
Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the financial statements
Fair Value of Financial Instruments
          The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We estimate that the carrying amount of the debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing arrangements.
Comprehensive Income (Loss)
          We have no items of other comprehensive income (loss) in any period therefore no statements of comprehensive income (loss) has been presented.
Segment Information
          We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Net commercial product revenues are primarily derived from the sales of our SuperLink®, AmpLink® and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the unaudited condensed consolidated statements of operations for all periods presented.
Certain Risks and Uncertainties
          We have continued to incur operating losses. Our long-term prospects and execution of our business plan are dependent upon the continued and increased market acceptance for our products.
          We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At March 28, 2009, we had two customers that represented 52% and 12% of total net revenues and 41% of accounts receivable. In 2008, these two customers represented 44% and 13% of total net revenues and 7% of accounts receivable. The loss of or reduction in sales to, or the inability to collect outstanding accounts receivable from, any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
          We currently rely on one supplier for purchases of high quality substrates for growth of high-temperature superconductor films and on a limited number of suppliers for other key components of our products. The loss of any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
          In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will not have an impact on our consolidated financial statements.
          In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions and do not expect their adoption to have a material impact on our consolidated financial position, results of operations or cash flows.
3. Short Term Borrowings
          We have a line of credit with a bank. The line of credit expires in July 2009 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the prime rate (3.25% at March 28, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at March 28, 2009.
          The agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The failure to comply with these provisions, or the occurrence of any one of the events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings. Such representations, warranties and events of default include (a) non-payment of debt and interest thereunder, (b) non-compliance with terms of the agreement covenants, (c) insolvency or bankruptcy, (d) material adverse change, (e) merger or consolidation where our stockholders do not hold a majority of the voting rights of the surviving entity, (f) transactions outside the normal course of business, or (g) payment of dividends.

4. Stockholders’ Equity
          The following is a summary of stockholders’ equity transactions for the three months ended March 28, 2009:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2008	611,523	$1,000	17,869,030	$18,000	$230,219,000	$(212,686,000)	$17,552,000
Issuance of common stock
Issuance of preferred stock
Issuance of awards and stock based compensation			835,998	1,000	259,000		260,000
Net loss						(3,542,000)	(3,542,000)

Balance at March 28, 2009	611,523	$1,000	18,705,028	$19,000	$230,478,000	$(216,228,000)	$14,270,000
Equity Awards
          We have four equity award option plans, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan, although we can only grant new awards under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, equity awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options granted under these plans must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 28, 2009 or during the three months ended March 29, 2008.
          As a result of adopting SFAS 123R, the option compensation impact to the unaudited condensed consolidated statements of operations for the quarter ended March 28, 2009 on net income was $131,000 and $0.01 on basic and diluted earnings per share and for the quarter ended March 29, 2008 the impact was $23,000 and zero on basic and diluted earnings per share. No stock compensation cost was capitalized during either period. There were no stock options issued in the first quarter 2009 and the weighted-average fair value at the grant date for options issued in the first quarter of 2008 was $5.00 per share. The total compensation cost related to non-vested awards not yet recognized is $1.4 million and the weighted-average period over which the cost is expected to be recognized is 2.9 years in the first quarter of 2009 versus $1.8 million and 3.8 years in the first quarter of 2008.
          The following is a summary of stock option transactions under our equity award plans at March 28, 2009:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2008	1,234,025	$1.43 - $493.75	$22.18	674,061	$36.67
Granted	—	—	—
Exercised	—	—	—
Canceled	(19,020)	$6.10 - $186.50	$19.37

Balance at March 28, 2009	1,215,005	$1.43 - $493.75	$22.23	864,833	$29.36

          The outstanding options expire on various dates through the end of July 2018. The weighted-average contractual term of outstanding options is 6.2 years and the weighted-average contractual term of currently exercisable stock options is slightly less than 6 years. The exercise prices for options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $27 million. At March 28, 2009, no outstanding stock options and no exercisable options had an exercise price less than the current market value or had any intrinsic value.
          In January 2009, we issued awards covering 835,998 shares of restricted stock, with 50% of the shares vesting after one year of service and the remaining 50% of the shares vesting after two years of service. The per share weighted average grant-date fair value was $1.00. A 10% forfeiture rate was assumed.
          In September 2008, we issued awards covering 20,000 shares of restricted stock, all vesting after two years of service, with a per share weighted average grant-date fair value of $1.62. A 10% forfeiture rate was assumed.
          The restricted stock compensation impact to the unaudited condensed consolidated statements of operations for the three months ended March 28, 2009 was $129,000 and $0.01 on basic and diluted earnings per share and for the quarter ended March 29, 2008 the impact was $56,000 and zero on basic and diluted earnings per share. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized was $648,000 and the weighted-average period over which the cost is expected to be recognized was 1.2 years.
Warrants
          The following is a summary of outstanding warrants at March 28, 2009:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to the issuance of common stock
	342,466	6.74	August 16, 2010* **

Warrants related to April 2004 Bridge Loans	10,000	18.50	April 28, 2011*

Total	352,466

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	These warrants contain special anti-dilution adjustment provisions relating to the price of other issuances.
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
          Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise of any of the following options or warrants or the vesting of any of the following restricted stock awards:

	March 28, 2009	March 29, 2008
Outstanding stock options	1,215,005	1,234,689
Unvested restricted stock awards	855,998	318,000
Outstanding warrants	352,466	468,745

Total	2,423,469	2,021,434
6. Commitments and Contingencies
Operating Leases
          We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
          For both the three months ended March 28, 2009 and March 29, 2008, rent expense was $282,000.
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

These royalty obligations terminate at various times from 2009 to 2020. For both the three months ended March 28, 2009 and March 29, 2008, royalty expense totaled $38,000. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date, and we do not expect any future audit adjustments to be significant.
          The minimum lease payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases
Remainder of 2009	$150,000	$987,000
2010	150,000	1,333,000
2011	150,000	1,364,000
2012	150,000	1,396,000

2013	150,000	1,429,000

Thereafter	900,000	4,413,000

Total payments	$1,650,000	$10,922,000

7. Contractual Guarantees and Indemnities
          During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying unaudited interim condensed consolidated financial statements.
Warranties
          We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. Our warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors, including historical warranty return rates and expenses over various warranty periods.
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
Director and Officer Indemnities and Contractual Guarantees
          We have entered into indemnification agreements with our directors and executive officers that require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on our business, financial condition or results of operations.
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
Short Term Borrowings
          We have a line of credit with a bank. The line of credit expires in July 2009 and is structured as a sale of accounts receivable. Advances under the line of credit are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, it may declare a default and exercise all our rights and remedies under the agreement. There was no amount outstanding under this facility at March 28, 2009. See Note 3—Short Term Borrowings.
Contractual Contingency
          We have a contract to deliver several custom products to a government contractor, with respect to which delivery of the product was delayed because we were unable to manufacture the products for technical reasons. In December 2008, new terms and amended specifications were agreed upon, and we now expect to deliver these custom products around July 2009.
8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	March 28,	December 31,
	2009	2008
Accounts receivable:
Accounts receivable-trade	$265,000	$110,000
United States government accounts receivable-billed	353,000	320,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$543,000	$355,000

	March 28,	December 31,
	2009	2008
Inventories:
Raw materials	$2,710,000	$2,753,000
Work-in-process	1,050,000	1,038,000
Finished goods	2,129,000	2,348,000
Less inventory reserve	(869,000)	(861,000)

	$5,020,000	$5,278,000

	March 28,	December 31,
	2009	2008
Property and Equipment:
Equipment	$15,562,000	$15,537,000
Leasehold improvements	6,741,000	6,741,000
Furniture and fixtures	404,000	404,000

	22,707,000	22,682,000
Less: accumulated depreciation and amortization	(20,264,000)	(19,943,000)

	$2,443,000	$2,739,000

     Depreciation expense amounted to $321,000 and $272,000 for the three month periods ended March 28, 2009 and March 29, 2008, respectively.

	March 28,	December 31,
	2009	2008
Patents and Licenses:
Patents pending	$994,000	$940,000
Patents issued	1,070,000	1,059,000
Less accumulated amortization	(425,000)	(409,000)

Net patents issued	645,000	650,000

Licenses Pending	—	39,000

Licenses Issued	563,000	563,000
Less accumulated amortization	(175,000)	(167,000)

Net licenses	388,000	396,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,538,000)	(1,479,000)

Net purchased technology	168,000	227,000

	$2,195,000	$2,252,000

     Amortization expense related to these items totaled $83,000 for each of the three month periods ended March 28, 2009 and March 29, 2008. Amortization expenses are expected to total $239,000 for the remainder of 2009 and $95,000 in each of 2010 and 2011.

	March 28,	December 31,
	2009	2008
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$147,000	$12,000
Compensated absences	358,000	375,000
Compensation related	53,000	12,000
Warranty reserve	255,000	261,000
Deferred rent	331,000	325,000
Other	109,000	114,000

	1,253,000	1,099,000
Less current portion	(798,000)	(658,000)

Long term portion	$455,000	$441,000

	For the three months ended,
	March 28, 2009	March 29, 2008
Warranty Reserve Activity:
Beginning balance	$261,000	$380,000
Additions	7,000	12,000
Deductions	(13,000)	(85,000)

Ending balance	$255,000	$307,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our Proprietary Technology
          We are focused on research and development to maintain our technological edge. As of March 28, 2009 we had 35 employees in our research and development division; 9 of our employees have Ph.D.s, and 14 others hold advanced degrees, in physics, materials science, electrical engineering and other fields. Our development efforts over the last 21 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and nondisclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of March 28, 2009, we held 58 U.S. patents in the following categories:
•	7 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.

•	30 patents for cryogenic and non-microwave circuit designs, which expire between 2010 and 2026. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	4 patents covering other superconducting technologies, which expire between 2013 and 2015.
          As of March 28, 2009, we also had 17 issued foreign patents, 23 U.S. patent applications pending and 49 foreign applications patents pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Reconfigurable Handset Filters. The trend in the wireless handset industry is to continually reduce size and cost, while adding more features and making the unit more adaptable to different air interfaces and frequencies throughout the world. This drives the need for more complex and reconfigurable transceivers. We believe our strong intellectual property and expertise in frequency agile and thin film filters position us well to meet this demand.

•	Superconducting Power Transmission Lines. We have entered into a collaborative effort and signed a Material Transfer Agreement with the Department of Energy’s Los Alamos National Laboratory (“LANL”) to apply our HTS expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines. If successfully developed, HTS superconducting cables could replace copper power transmission lines, resulting in higher capacity with less resistive cable losses.

•	Government Products. As the worldwide leader in developing tunable HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.
          Our development efforts can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “2008 Form 10-K”).

Our Business Model
          To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:
Government Contracts
          We generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures.
Commercial Applications
          We have chosen to manufacture and sell certain commercial products on our own. To date, our commercial efforts have been focused on the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications. We have three current product lines, all of which relate to wireless base stations:
•	SuperLink®, a highly compact and reliable receiver front-end HTS wireless filter system to eliminate out-of-band interference for wireless base stations, combining filters with a proprietary cryogenic cooler and a cooled low-noise amplifier.

•	AmpLink®, a ground-mounted unit for wireless base stations that includes a high-performance amplifier and up to six dual duplexers.

•	SuperPlex, a high-performance multiplexer that provides extremely low insertion loss and excellent cross-band isolation designed to eliminate the need for additional base station antennas and reduce infrastructure costs.
          We sell most of our current commercial products to a small number of wireless carriers in the United States, including ALLTEL, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in the three months ended March 28, 2009 and for all of 2008. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2008 Form 10-K.
Joint Ventures
          From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink® interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In the fourth quarter of 2008, we successfully completed lab and field trials for our new TD-SCDMA solution in China and in the first quarter of 2009, we successfully completed a field trial in the existing China 2G market using our SuperLink® solution. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from Hunchun BaoLi Communications (“BAOLI”). There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2008 Form 10-K.
Licenses

          From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.
Recent Developments
          In April 2009, we signed a letter of intent to participate with a major wireless original equipment manufacturer (OEM) in a long-term evolution (LTE) field trial with a tier-one U.S. wireless operator for its new 700 megahertz (MHz) network. The trial is scheduled to be completed in the fourth quarter of 2009.
Backlog
          Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $434,000 at March 28, 2009 compared to $272,000 at December 31, 2008.
Results of Operations
Quarter Ended March 28, 2009 compared to the Quarter Ended March 29, 2008
          Net revenues decreased by $1.8 million, or 52%, from $3.5 million in the first quarter of 2008 to $1.7 million in the first quarter of 2009. Net revenues consist primarily of commercial product revenues and government contract revenues.
          Net commercial product revenues decreased to $1.1 million in the first quarter of 2009 from $2.0 million in the first quarter of 2008, a decrease of $862,000, or 43%. The decrease is primarily the result of lower sales volume for our SuperLink® product due to customer program delays. The average sales prices for our products were unchanged. Our three largest customers accounted for 98% of our total net commercial product revenues in the first quarter of 2009, compared to 97% in the first quarter of 2008. These customers generally purchase products through non-binding commitments with minimal lead times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
          Government contract revenues decreased $933,000, or 63%, to $546,000 in the first quarter of 2009 from $1.5 million in the first quarter of 2008. This decrease was due to a funding delay on a current contract. In March, that contract was funded for an additional twelve months and provides for progress billing of up to $4.1 million.
          Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue decreased $222,000, or 11%, to $1.8 million for the first quarter of 2009 compared to $2.0 million for the first quarter of 2008. The lower costs resulted principally from lower production as a result of lower sales. There was a $74,000 reduction in a specific warranty provision in the first quarter of 2008 on the expiration of a warranty. There was no such warranty expense reduction in the first quarter of 2009.
          Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead (which includes equipment and facility depreciation), transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases, and the amount of production overhead variances expensed to cost of sales increases, as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases, and the amount of production overhead variances expensed to cost of sales decreases, as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.
          The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	March 28, 2009		March 29, 2008
	(Dollars in thousands)

Net commercial product sales	$1,131	100.0%	$1,993	100.0%
Total cost of commercial product sales	1,797	158.9%	2,019	101.3%

Gross profit	$(666)	(58.9%)	$(26)	(1.3%)

          We had a negative gross profit of $666,000 in the first quarter of 2009 from the sale of our commercial products compared to a negative gross profit of $26,000 in the first quarter of 2008. We experienced negative gross profit in the first quarters of 2009 and 2008 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the first quarter of 2008 and 2009 was not impacted by the sale of previously written-off inventory.
          Contract research and development expenses totaled $569,000 in the first quarter of 2009 compared to $1.2 million in the first quarter of 2008. This decrease was the result of lower expenses associated with performing a fewer number of government contracts.
          Other research and development expenses relate principally to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.1 million in the first quarter of 2009 compared to $408,000 in the same quarter of the prior year. This increase is due to fewer government contracts using relatively less of our limited engineering resources.
          Selling, general and administrative expenses totaled $1.7 million in the first quarter of 2009 compared to $2.2 million in the first quarter of the prior year. The lower expenses in 2009 resulted primarily from a reduction in employees in the fourth quarter of 2008 as well as lower expenses for insurance premiums, fewer repairs and maintenance charges, and lower consulting expenses.
          Interest income decreased in the first quarter of 2009 compared to the prior year period, because of lower interest rates in 2009, and we had less cash available for investment.
          Interest expense in both the first quarter of 2009 and 2008 was $9,000.
          We had a net loss of $3.5 million for the quarter ended March 28, 2009, compared to a net loss of $2.3 million in the same period last year.
          The net loss available to common stockholders totaled $0.20 per common share in the first quarter of 2009 compared to a net loss of $0.17 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
          As of March 28, 2009, we had working capital of $9.4 million, including $5.1 million in cash and cash equivalents, compared to working capital of $12.3 million at December 31, 2008, which included $7.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We do not own any auction rate securities. We believe that all of our cash investments would be readily available to us should the need arise.
          Cash and cash equivalents decreased by $2.5 million from $7.6 million at December 31, 2008 to $5.1 million at March 28, 2009. Cash was used principally in operations and for the purchase of property and equipment.
          Net cash used in operations totaled $2.5 million in the first quarter of 2009. We used $2.8 million to fund the cash portion of our net loss. We also used cash to fund a $213,000 increase in accounts receivable and patents, offset by cash provided by a $549,000 decrease in inventory and prepaid expenses and other assets, as well as an increase in accounts payable and accrued expenses.
          Net cash used in investing activities totaled $11,000 in the first quarter of 2009 compared to $62,000 in the first quarter of last year. In the first quarter of 2009 we used $25,000 to purchase property and equipment, offset by a $14,000 net reduction in our joint venture investment.
          We had no financing activities in the first quarter of 2009 compared to cash provided by $11.0 million from the $15.0 million BAOLI investment, net of $89,000 in expenses, in the first quarter of 2008.
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
          We did not complete any financing activities in the first quarter of 2009.

          We also have an existing line of credit from a bank. The line of credit expires in July, 2009. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $5.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the prime rate (3.25% at March 28, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at March 28, 2009 or December 31, 2008. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we would continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
          In February 2009, we amended our office and production facilities lease. The base rent and the minimum annual escalation clause were reduced and the term of the lease was extended five years to November 2016. Except for that change, we have not had any material changes outside the ordinary course of business in the contractual obligations as specified in our 2008 Form 10-K.
Capital Expenditures
          We plan to invest approximately $200,000 in fixed assets during the remainder of 2009.
Future Liquidity
          For the quarter ended March 28, 2009, we incurred a net loss of $3.5 million and had negative cash flows from operations of $2.5 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. Our independent registered public accounting firm has included in its audit reports for 2008 and 2007 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
          At March 28, 2009, we had $5.1 million in cash. Our cash resources, together with our line of credit and a planned inventory reduction, may not be sufficient to fund our business through the end of 2009. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, we may need to raise funds in the next few months to meet our working capital needs.
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
Net Operating Loss Carryforward
          As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively, which expire in the years 2009 through 2028. Of these amounts $88.3 million and $23.5 million, respectively, resulted from the acquisition of Conductus, Inc. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes, the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.0 million and $1.4 million, respectively, which expire in the years 2009 through 2028. Of these amounts $661,000 and $736,000, respectively resulted from the acquisition of Conductus.
          Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.
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
          In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2008 Form 10-K. We have not made any material changes to these policies.
Recent Accounting Pronouncements
          In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will not have an impact on our consolidated financial statements.
          In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions and do not expect their adoption to have a material impact on our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We do not believe that there was a material change in our exposure to market risk at March 28, 2009 compared with our market risk exposure on December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2008 Annual Report on Form 10-K.
Item 4T. Controls and Procedures.
          We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the March 28, 2009, we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Controller (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our periodic Securities and Exchange Commission filings.
               There were no changes in our internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors.
          A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2009. We are not aware of any material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.
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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 8, 2009	/s/ William J. Buchanan

William J. Buchanan
Controller

/s/ Jeffrey A. Quiram

Jeffrey A. Quiram
President and Chief Executive Officer