Form 10-Q
period 2009-06-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2009-08-11
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009

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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
          The registrant had 22,512,033 shares of the common stock outstanding as of the close of business on July 31, 2009.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended June 27, 2009

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
          We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
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
          For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2008.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net revenues:
Net commercial product revenues	$1,777,000	$1,348,000	$2,908,000	$3,341,000
Government and other contract revenues	854,000	1,601,000	1,400,000	3,080,000

Total net revenues	2,631,000	2,949,000	4,308,000	6,421,000

Costs and expenses:
Cost of commercial product revenues	2,441,000	2,155,000	4,239,000	4,173,000
Contract research and development	665,000	1,247,000	1,234,000	2,489,000
Other research and development	999,000	743,000	2,082,000	1,151,000
Selling, general and administrative	1,812,000	2,215,000	3,535,000	4,416,000

Total costs and expenses	5,917,000	6,360,000	11,090,000	12,229,000

Loss from operations	(3,286,000)	(3,411,000)	(6,782,000)	(5,808,000)

Other Income and Expense
Noncontrolling interest in joint venture	(37,000)	—	(87,000)	—
Adjustments to fair value of derivatives	(780,000)	—	(780,000)	—
Interest income	4,000	70,000	17,000	169,000
Interest expense	(9,000)	(8,000)	(18,000)	(17,000)

Net loss	$(4,108,000)	$(3,349,000)	$(7,650,000)	$(5,656,000)

Basic and diluted loss per common share	$(0.23)	$(0.21)	$(0.43)	$(0.38)

Weighted average number of common shares outstanding	18,170,470	16,316,072	17,904,975	14,976,078

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$13,225,000	$7,569,000
Accounts receivable, net	959,000	355,000
Inventory, net	4,265,000	5,278,000
Prepaid expenses and other current assets	697,000	416,000

Total Current Assets	19,146,000	13,618,000

Property and equipment, net of accumulated depreciation of $20,560,000 and $19,943,000, respectively	2,254,000	2,739,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,223,000 and $2,055,000, respectively	2,149,000	2,252,000
Investment in joint venture	422,000	521,000
Other assets	221,000	228,000

Total Assets	$24,192,000	$19,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$962,000	$707,000
Accrued expenses	1,001,000	578,000
Fair value of warrant derivative	780,000	—
Current portion of capitalized lease obligations and long term debt	62,000	80,000

Total Current Liabilities	2,805,000	1,365,000

Other long term liabilities	485,000	441,000

Total Liabilities	3,290,000	1,806,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 22,512,033 and 17,869,030 shares issued and outstanding, respectively	23,000	18,000
Capital in excess of par value	241,214,000	230,219,000
Accumulated deficit	(220,336,000)	(212,686,000)

Total Stockholders’ Equity	20,902,000	17,552,000

Total Liabilities and Equity	$24,192,000	$19,358,000

     See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2008 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,650,000)	$(5,656,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784,000	871,000
Stock-based compensation expense	544,000	302,000
Provision for excess and obsolete inventories	102,000	—
Noncontrolling interest in joint venture	87,000	—
Fair value of derivatives	780,000	—
Changes in assets and liabilities:
Accounts receivable	(604,000)	943,000
Inventory	911,000	(2,800,000)
Prepaid expenses and other current assets	(281,000)	27,000
Patents, licenses and purchased technology	(65,000)	(175,000)
Other assets	7,000	(8,000)
Accounts payable, accrued expenses and other long- term liabilities	704,000	(429,000)

Net cash used in operating activities	(4,681,000)	(6,925,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	12,000	(401,000)
Purchases of property and equipment	(131,000)	(95,000)

Net cash used in investing activities	(119,000)	(496,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	—	(4,000,000)
Net proceeds from the sale of common stock	10,456,000	20,469,000

Net cash provided by financing activities	10,456,000	16,469,000

Net increase in cash and cash equivalents	5,656,000	9,048,000
Cash and cash equivalents at beginning of period	7,569,000	3,939,000

Cash and cash equivalents at end of period	$13,225,000	$12,987,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
          Superconductor Technologies Inc. (together with its subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987, and we maintain our headquarters in Santa Barbara, California. We have been a world leader in HTS materials, developing more than 100 patents as well as proprietary trade secrets and manufacturing expertise. We are also a recognized industry leader in the production of high reliability cryocoolers for superconducting applications. We have been providing innovative interference elimination solutions to the commercial wireless industry for more than a decade and are now focusing our efforts on emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits, as well as government products and reconfigurable handset filters.
          Our commercial efforts have been focused on the design, manufacture and sale of high performance infrastructure products for wireless voice and data applications, including our SuperLink®, AmpLink®, and SuperPlex products. For the six months ended June 27, 2009 and June 28, 2008, commercial revenues accounted for 68% and 52%, respectively, of our net revenues.
          We also generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. For the six months ended June 27, 2009 and June 28, 2008, government related contracts accounted for 32% and 48%, respectively, of our net revenues.
          The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments that, in our opinion, are necessary for a fair statement of the results of operations for the periods presented.
          The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for 2008 (our “2008 Form 10-K”). The results of operations for the six months ended June 27, 2009 are not necessarily indicative of the results for all of 2009.
2. Summary of Significant Accounting Policies
Basis of Presentation
          For the six months ended June 27, 2009, we incurred a net loss of $7.7 million and negative cash flows from operations of $4.7 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million.
          In June 2009 we completed a public offering of 3,752,005 shares of common stock at $3.00 per share, raising net proceeds of $10.5 million. At June 27, 2009 we had $13.2 million in cash. Our cash resources, together with our line of credit and a planned inventory reduction, should be sufficient to fund our business for at least the next twelve months. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
          If actual cash flows deviate significantly from forecasted amounts we may require additional financing. We cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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
Cash and Cash Equivalents
          Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash equivalents are maintained with quality financial institutions and from time to time exceed FDIC limits. Our money market funds are not insured or guaranteed by the FDIC. Historically we have not experienced any losses due to such concentration of credit risk.
Accounts Receivable
          We sell predominantly to entities in the wireless communications industry and to entities of the United States government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represented our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off balance sheet credit exposure related to our customers.
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

Guarantees
          In connection with the sales and manufacturing of our commercial products, we indemnify, without stated limit or term, our customers and contract manufacturers against claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnities because of the uncertainty as to whether a claim might arise and how much it might total. Historically, we have not incurred any expenses related to these indemnities.
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
Inventories
          Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If we determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are expensed immediately.
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
Patents, Licenses and Purchased Technology
          Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. in 2002 was recorded at its estimated fair value and has been amortized using the straight-line method over seven years.
Long-Lived Assets
          We evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair values. We tested our long lived assets for recoverability during 2008 and determined there was no impairment.
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

Other Investments
          We use the equity method of accounting for our joint venture with Hunchun BaoLi Communications (“BAOLI”) in China. We have agreed to license certain technology for our SuperLink interference elimination solution for the China market to this joint venture where we own 45 percent of the equity. In the fourth quarter of 2008, we successfully completed lab and field trials for our new TD-SCDMA solution in China. In the first quarter of 2009, we successfully completed a field trial in the existing China 2G market using our SuperLink solution. These 2G field trial efforts have continued through the second quarter of 2009, and additional units were shipped in July 2009. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. In particular, we have been in discussions with the U.S. government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis.
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
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of our tax reserves. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption.
Marketing Costs
          All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six months ended June 27, 2009 and June 28, 2008.
Net Loss Per Share
          Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
          We did not grant any options in the six months ended June 27, 2009. For the three and six months ended June 28, 2008, the weighted average fair value of options we granted was estimated as of the date of the grant using the Black-Scholes option-pricing model and the significant weighted average assumptions used for estimating the fair value under our stock option plans was as follows: expected life of 4.0 years; risk free interest rate of 2.8% and 2.46%; expected volatility of 106% and 109% and; dividend yield of 0%, respectively.
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
          The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cost of revenue	$8,000	$7,000	$15,000	$12,000
Research and development	68,000	40,000	133,000	62,000
Selling, general and administrative	208,000	137,000	396,000	228,000

Total stock-based compensation expense	$284,000	$184,000	$544,000	$302,000

Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to litigation. Actual results could differ from those estimates, and such differences may be material to the financial statements
Fair Value of Financial Instruments
          The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We estimate that the carrying amount of the debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing arrangements.
          FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. Our warrants were valued in accordance with SFAS No. 157 “Fair Value Measurements” utilizing the Black-Scholes valuation model. The significant weighted average assumptions used for estimating the fair value of these warrants at June 27, 2009 were as follows: expected life of 1.1 years; risk free interest rate of .49%; expected volatility of 119% and; dividend yield of 0%, respectively. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives See Note 4—Warrants.
Comprehensive Income (Loss)
          We have no items of other comprehensive income (loss) in any period and consequently we do not report comprehensive income.
Segment Information
          We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. We currently derive net commercial product revenues primarily from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the unaudited condensed consolidated statements of operations for all periods presented.

Certain Risks and Uncertainties
          We have continued to incur operating losses. Our long-term prospects and execution of our business plan are dependent upon the continued and increased market acceptance for our products.
          We currently sell most of our products directly to wireless network operators in the United States, and our product sales have historically been concentrated in a small number of customers. In the six months ended June 27, 2009, we had two customers that represented 47% and 17% of total net revenues and 42% of accounts receivable. In 2008, these two customers represented 44% and 13% of total net revenues and 7% of accounts receivable. The loss of or reduction in sales to, or the inability to collect outstanding accounts receivable from, any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
          We currently rely on a limited number of suppliers for key components of our products. The loss of any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
          In connection with the sales of our commercial products, we indemnify, without stated limit or term, our customers against claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnities because of the uncertainty as to whether a claim might arise and how much it might total.
Recent Accounting Pronouncements
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). We adopted SFAS No. 165, which requires us to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, we are required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires us to disclose the date through which subsequent events have been evaluated.
          In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of SFAS 166 will have on our consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 covers financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”)under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.

3. Short Term Borrowings
          We have a line of credit with a bank. The line of credit was renewed in July 2009 for a term of one year and expires in July 2010. It is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the banks prime rate (4.0% at June 27, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at June 27, 2009.
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
4. Stockholders’ Equity
          The following is a summary of stockholders’ equity transactions for the six months ended June 27, 2009:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2008	611,523	$1,000	17,869,030	$18,000	$230,219,000	$(212,686,000)	$17,552,000
Issuance of common stock			3,752,005	4,000	10,452,000		10,456,000
Issuance of awards and stock-based compensation			890,998	1,000	543,000		544,000
Net loss						(7,650,000)	(7,650,000)

Balance at June 27, 2009	611,523	$1,000	22,512,033	$23,000	$241,214,000	$(220,336,000)	$20,902,000

Common Stock
          In a registered direct offering completed in June 2009 we raised net proceeds of $10.5 million, net of offering costs of $800,000, from the sale of 3,752,005 shares of common stock at $3.00 per share based on a negotiated discount to market.
Equity Awards
          We have four equity award option plans, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan, although we can only grant new awards under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, equity awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options granted under these plans must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and six months ended June 27, 2009 or during the three and six months ended June 28, 2008.
          The option compensation impact on net income was $130,000 and $261,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended June 27, 2009, respectively, compared to $128,000 and $190,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended June 28, 2008, respectively. No stock compensation cost was capitalized during either period. There were no stock options issued in the first six months of 2009. The weighted-average fair value at the grant date for options issued in the first six months of 2008 was $3.59 per share. The total compensation cost related to non-vested awards not yet recognized is $1.3 million and the weighted-average period over which the cost is expected to be recognized is 2.5 years in the first six months of 2009 versus $1.8 million and 3.6 years in the first six months of 2008.

     The following is a summary of stock option transactions under our equity award plans during the first six months of 2009:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2008	1,234,025	$1.43 - $493.75	$22.18	674,061	$36.67
Granted	—	—	—
Exercised	—	—	—
Canceled	(76,556)	$6.90 - $186.50	$42.61

Balance at June 27, 2009	1,157,469	$1.43 - $493.75	$20.83	880,592	$25.92

          The outstanding options expire on various dates through the end of July 2018. The weighted-average contractual term of outstanding options is 6.2 years and the weighted-average contractual term of currently exercisable stock options is slightly less than 6 years. The exercise prices for options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $24 million. At June 27, 2009, 130,400 shares, with an intrinsic value of $43,000, of outstanding options had an exercise price less than the current market value. At June 27, 2009, 58,611 of these shares were exercisable, with an intrinsic value of $29,000.
          In May 2009, we issued awards covering 55,000 shares of restricted stock, with 50% of the shares vesting after one year of service and the remaining 50% of the shares vesting after two years of service. The per share weighted average grant-date fair value was $3.24. In January 2009, we issued awards covering 835,998 shares of restricted stock, with 50% of the shares vesting after one year of service and the remaining 50% of the shares vesting after two years of service. The per share weighted average grant-date fair value was $1.00. A 10% forfeiture rate was assumed for both awards.
          In September 2008, we issued awards covering 20,000 shares of restricted stock, all vesting after two years of service, with a per share weighted average grant-date fair value of $1.62. A 10% forfeiture rate was assumed.
          The restricted stock compensation impact to the unaudited condensed consolidated statements of operations was $153,000 and $283,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and six months ended June 27, 2009, respectively, and $56,000 and $112,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended June 28, 2008, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to non-vested awards not yet recognized, and the weighted-average period over which the cost was expected to be recognized was $655,000 and 1 year, respectively, at June 27, 2009 versus $18,000 and one month, respectively, at June 28, 2008.
Warrants
          The following is a summary of outstanding warrants at June 27, 2009:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to the issuance of common stock	608,237	6.25	August 16, 2010* **

Warrants related to April 2004 Bridge Loans	10,000	18.50	April 28, 2011*

Total	618,237

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	These warrants contain special anti-dilution adjustment provisions relating to the price of other issuances.
          We applied EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entities Own Stock”, to our warrant agreements and determined that the 608,237 warrants related to issuance of common stock are subject to fair value accounting as a derivative. Using the Black-Scholes model the significant weighted average assumptions used for estimating the fair value of these warrants at June 27, 2009 were as follows: expected life of 1.1 years; risk free interest rate of .49%; expected volatility of 119% and; dividend yield of 0%, respectively. In the current quarter an expense of $780,000 was recorded in our results of operations as adjustments to fair value of derivatives.
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
          Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise of any of the following options or warrants or the vesting of any of the following restricted stock awards:

	June 27, 2009	June 28, 2008
Outstanding stock options	1,157,469	1,281,272
Unvested restricted stock awards	910,998	318,000
Outstanding warrants	618,237	352,466

Total	2,686,704	1,951,738

6. Commitments and Contingencies
Operating Leases
          We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance and other operating expenses.
          Rent expense was $280,000 and $563,000, respectively, for the three and six months ended June 27, 2009 and $280,000, and $562,000, respectively, for the three and six months ended June 28, 2008.
Patents and Licenses
          We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2009 to 2020. For both the three and six months ended June 27, 2009 and June 28, 2008, royalty expense totaled $38,000 and $75,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date, and we do not expect any future audit adjustments to be significant.
          The minimum lease payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases
Remainder of 2009	$150,000	$654,000
2010	150,000	1,333,000
2011	150,000	1,364,000
2012	150,000	1,396,000
2013	150,000	1,429,000

Thereafter	900,000	4,413,000

Total payments	$1,650,000	$10,589,000

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

Intellectual Property Indemnities
          We indemnify certain customers and our contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to our products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, we are unable to determine the maximum amount of losses that we could incur related to such indemnities.
Director and Officer Indemnities and Contractual Guarantees
          We have entered into indemnification agreements with our directors and executive officers that require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not contractually limited in amount or duration. Certain costs incurred in connection with such indemnities may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such director and officer indemnities have not had a material negative effect on our business, financial condition or results of operations.
          We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.
General Contractual Indemnities/Products Liability
          During the normal course of business, we enter into contracts with customers where we agree to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally contractually limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such indemnities have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance, which may provide a source of recovery to us in the event of an indemnification claim.
Short Term Borrowings
          We also have an existing line of credit with a bank. The line of credit was renewed in July 2009 and expires in July 2010. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the banks prime rate (4% at June 27, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this line of credit at June 27, 2009 or December 31, 2008. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we would continue to service the sold receivables and are subject to recourse provisions. See Note 3—Short Term Borrowings.
Contractual Contingency
          We have a contract to deliver several custom products to a government contractor, with respect to which delivery of the product was delayed because we were unable to manufacture the products for technical reasons. In December 2008, new terms and amended specifications were agreed upon, and we now expect to deliver these custom products in August 2009.

8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
          Balance Sheet Data:

	June 27,	December 31,
	2009	2008
Accounts receivable:
Accounts receivable-trade	$493,000	$110,000
United States government accounts receivable-billed	541,000	320,000
Less: allowance for doubtful accounts	(75,000)	(75,000)

	$959,000	$355,000

	June 27,	December 31,
	2009	2008
Inventories:
Raw materials	$2,425,000	$2,753,000
Work-in-process	979,000	1,038,000
Finished goods	1,878,000	2,348,000
Less inventory reserve	(1,017,000)	(861,000)

	$4,265,000	$5,278,000

	June 27,	December 31,
	2009	2008
Property and Equipment:
Equipment	$15,655,000	$15,537,000
Leasehold improvements	6,755,000	6,741,000
Furniture and fixtures	404,000	404,000

	22,814,000	22,682,000
Less: accumulated depreciation and amortization	(20,560,000)	(19,943,000)

	$2,254,000	$2,739,000

     Depreciation expense amounted to $295,000 and $616,000, respectively, for the three and six month periods ended June 27, 2009 and $535,000 and $714,000, respectively, for the three and six month periods ended June 28, 2008.

	June 27,	December 31,
	2009	2008
Patents and Licenses:
Patents pending	$1,017,000	$940,000

Patents issued	1,086,000	1,059,000
Less accumulated amortization	(442,000)	(409,000)

Net patents issued	644,000	650,000

Licenses pending	—	39,000

Licenses issued	563,000	563,000
Less accumulated amortization	(184,000)	(167,000)

Net licenses	379,000	396,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,597,000)	(1,479,000)

Net purchased technology	109,000	227,000

	$2,149,000	$2,252,000

     Amortization expense related to these items totaled $85,000 and $168,000, respectively, for the three and six month periods ended June 27, 2009 and $81,000 and $166,000, respectively, for the three and six month periods ended June 28, 2008. Amortization expenses are expected to total $159,000 for the remainder of 2009 and $100,000 in each of 2010 and 2011.

	June 27,	December 31,
	2009	2008
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$292,000	$12,000
Compensated absences	411,000	375,000
Compensation related	50,000	12,000
Warranty reserve	264,000	261,000
Deferred rent	349,000	325,000
Fair value of warrant derivative	780,000	—
Other	182,000	114,000

	2,328,000	1,099,000
Less current portion	(1,843,000)	(658,000)

Long term portion	$485,000	$441,000

	For the six months ended,
	June 27,	June 28,
	2009	2008
Warranty Reserve Activity:
Beginning balance	$262,000	$380,000
Additions	7,000	21,000
Deductions	(5,000)	(87,000)

Ending balance	$264,000	$314,000

9. Subsequent Events
          We have evaluated all events subsequent to the balance sheet date of June 27, 2009 through August 11, 2009, the date of issuance of these unaudited interim condensed consolidated financial statements, and believe that there are no subsequent events that require disclosure under SFAS 165.
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
Our Proprietary Technology
          We are focused on research and development to maintain our technological edge. As of June 27, 2009 we had 35 employees in our research and development division; 9 of our employees have Ph.D.s, and 14 others hold advanced degrees, in physics, materials science, electrical engineering and other fields. Our development efforts over the last 21 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and nondisclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of June 27, 2009, we held 57 U.S. patents in the following categories:
•	7 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.
•	30 patents for cryogenic and non-microwave circuit designs, which expire between 2010 and 2026. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.
•	3 patents covering other superconducting technologies, which expire between 2013 and 2015.
          As of June 27, 2009, we also had 17 issued foreign patents, 23 U.S. patent applications pending and 48 foreign patent applications pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.
•	Reconfigurable Handset Filters. The trend in the wireless handset industry is to continually reduce size and cost, while adding more features and making the unit more adaptable to different air interfaces and frequencies throughout the world. This drives the need for more complex and reconfigurable transceivers. We believe our strong intellectual property and expertise in frequency agile and thin film filters position us well to meet this demand.
•	Superconducting Power Transmission Lines. We have entered into a collaborative effort and signed a Material Transfer Agreement with the Department of Energy’s Los Alamos National Laboratory (“LANL”) to apply our HTS expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines. If successfully developed, HTS superconducting cables could replace copper power transmission lines, resulting in higher capacity with less resistive cable losses.
•	Government Products. As the worldwide leader in developing tunable HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.
          Our development efforts can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2008 (our “2008 Form 10-K”).
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

          We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in the six months ended June 27, 2009 and for all of 2008. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2008 Form 10-K.
Joint Ventures
          From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In the fourth quarter of 2008, we successfully completed lab and field trials for our new TD-SCDMA solution in China and in the first quarter of 2009, we successfully completed a field trial in the existing China 2G market using our SuperLink solution. These 2G field trial efforts have continued through the second quarter of 2009 and additional units were shipped in July 2009. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from Hunchun BaoLi Communications. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2008 Form 10-K.
Licenses
          From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.
Recent Developments
Proposal Submissions
          In June 2009, we completed the submission of two proposals in response to a request for concept papers requiring funding from the Advanced Research Projects Agency — Energy (ARPA-E) branch of the U.S. Department of Energy (DOE). Both of the proposals were made jointly with GE Global Research, a subsidiary of General Electric. We submitted the two proposals in response to a May solicitation from ARPA-E, a new organization within the DOE set up to fund projects under the American Recovery and Reinvestment Act of 2009.
Sale of Common Stock
          In a registered direct offering completed in June 2009 we raised net proceeds of $10.5 million, after offering costs of $800,000, from the sale of 3,752,005 shares of common stock at $3.00 per share based on a negotiated discount to market.
Nasdaq Staff Determination Letter
          On August 4, 2009 we received a Nasdaq Staff Determination Letter stating that the Nasdaq Staff had determined that we should have obtained stockholder approval for our June 2009 public offering under Nasdaq’s change of control rule (Nasdaq Listing Rule 5635(b)) and requesting that we submit a compliance plan within 15 calendar days. We are in discussions with the Nasdaq Staff to resolve the issue.
Backlog
          Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $873,000 at June 27, 2009 compared to $272,000 at December 31, 2008.

Results of Operations
Quarter and six months ended June 27, 2009 as compared to the quarter and six months ended June 28, 2008
          Total net revenues decreased by $318,000, or 11%, to $2.6 million in the second quarter of 2009 from $2.9 million in the second quarter of 2008. Total net revenues decreased by $2.1 million or 33% to $4.3 million in the first six months of 2009 from $6.4 million in the same period of 2008. Total net revenues consist primarily of commercial product revenues and government contract revenues.
          Net commercial product revenues increased to $1.8 million in the second quarter of 2009 from $1.3 million in the second quarter of 2008, an increase of $429,000, or 32%. The increase in the three month periods was primarily the result of higher sales volume for our SuperLink product due to customer program acceleration. For the first six months of 2009 net commercial revenue decreased to $2.9 million from $3.3 million in the same period of 2008 a decrease of 13%. The decrease in the six month period was the result of relatively lower sales of both our SuperLink and AmpLink products especially in the first quarter of 2009. The average sales prices for our products were unchanged. Our three largest customers accounted for 96% of our total net commercial product revenues in the first six months of 2009, compared to 95% in the first six months of 2008. These customers generally purchase products through non-binding commitments with minimal lead times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
          Government contract revenues decreased $747,000, or 47%, to $854,000 in the second quarter of 2009 from $1.6 million in the second quarter of 2008. For the first six months of 2009 government contract revenues decreased to $1.4 million from $3.1 million, a decrease of $1.7 million, or 55%. This decrease was due to a funding delay on a current contract and completion of another contract in the second quarter. In March 2009, our SURF contract was funded for an additional twelve months and provides for progress billing of up to $4.1 million.
          Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue increased $286,000, or 13%, to $2.4 million for the second quarter of 2009 compared to $2.2 million for the second quarter of 2008. For the first six months of 2009, the cost of commercial product revenues totaled slightly more than $4.2 million compared with slightly less than $4.2 million for the first six months of 2008, an increase of $66,000, or less than 2%. The higher costs resulted principally from higher production as a result of higher sales in the second quarter.
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
          The following is an analysis of our commercial product gross profit and margins:

	Three Months Ended				Six Months Ended
Dollars in thousands	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
Net commercial product sales	$1,777	100%	$1,348	100%	$2,908	100%	$3,341	100%

Cost of commercial product sales	2,441	137%	2,155	160%	4,239	146%	4,173	125%

Gross profit	$(664)	(37)%	$(807)	(60)%	$(1,331)	(46)%	$(832)	(25)%

          We had a negative gross profit from the sale of our commercial products of $664,000 in the second quarter of 2009 compared to $807,000 in the second quarter of 2008. We experienced negative gross profit in the second quarters of 2009 and 2008 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted in 2009 by charges of $90,000 and $102,000 in the second quarter and year to date, respectively, for excess and obsolete inventory. There were no such charges in the similar 2008 periods. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage and forecasted product demand and production requirements for the next twelve months. Gross margin in the second quarter of 2008 and 2009 was not impacted by the sale of previously written-off inventory.
          Contract research and development expenses totaled $665,000 in the second quarter of 2009 compared to $1.2 million in the second quarter of 2008. These expenses totaled $1.2 million in the first half of 2009 and $2.5 million in the first half of 2008. This decrease was the result of lower expenses associated with performing a fewer number of government contracts.
          Other research and development expenses relate principally to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $999,000 in the second quarter of 2009 compared to $743,000 in the same quarter of 2008 and totaled $2.1 million in the first half of 2009 and $1.2 million in the first half of 2008. These expenses increased due to fewer government contracts using relatively less of our limited engineering resources and new projects using more of our resources.
          Selling, general and administrative expenses totaled $1.8 million in the second quarter of 2009 compared to $2.2 million in the second quarter of 2008. In the first six months of 2009, these expenses totaled $3.5 million as compared to $4.4 million in 2008. The lower expenses in 2009 resulted primarily from a reduction in employees in the fourth quarter of 2008 as well as lower expenses for insurance premiums, fewer repairs and maintenance charges, and lower consulting expenses.
          Losses from our joint venture with Hunchun BaoLi Communications (“BAOLI”) in China amounted to $37,000 and $87,000 in the second quarter and year to date, respectively.
          We applied EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entities Own Stock”, to our warrant agreements and determined that the 608,237 warrants related to issuance of common stock are subject to fair value accounting as a derivative. We used the Black-Scholes model for estimating the fair value of these warrants at June 27, 2009 and in the current quarter an expense of $780,000 was recorded in our results of operations as adjustments to fair value of derivatives. There were no such charges in the similar 2008 periods.
          Interest income in the three months and six months ended June 27, 2009 amounted to $4,000 and $17,000, respectively, as compared to $70,000 and $169,000 in the three and six months ended June 28, 2008, respectively. The decreases resulted from lower interest rates and less cash available for investment.
          Interest expense in the three and six months ended June 27, 2009 amounted to $9,000 and $18,000, respectively, as compared to $8,000 and $17,000 in the three and six months ended June 28, 2008, respectively.
          We had a net loss of $4.1 million for the quarter ended June 27, 2009, compared to a net loss of $3.4 million in the same period of 2008. For the six months ended June 27, 2009, our loss totaled $7.7 million compared to a net loss of $5.7 million in the same period of 2008.
          The net loss available to common stockholders totaled $0.23 per common share in the second quarter of 2009 compared to a net loss of $0.21 per common share in the same period of 2008. The net loss available to common shareholders totaled $0.43 per common share in the first half of 2009 and $0.38 per common share in the first half 2008.
Liquidity and Capital Resources
Cash Flow Analysis
          As of June 27, 2009, we had working capital of $16.3 million, including $13.2 million in cash and cash equivalents, compared to working capital of $12.3 million at December 31, 2008, which included $7.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We do not own any auction rate securities. We believe that all of our cash investments would be readily available to us should the need arise.
          Cash and cash equivalents increased by $5.6 million from $7.6 million at December 31, 2008 to $13.2 million at June 27, 2009.
          Net cash used in operations totaled $4.7 million in the first six months of 2009. We used $5.4 million to fund the cash portion of our net loss. Cash also declined as a result of a $950,000 increase in accounts receivable, other current assets and patents, offset by a $1.6 million decrease in inventory and other assets, as well as increases in accounts payable and accrued expenses.
          Net cash used in investing activities totaled $119,000 in the first six months of 2009 compared to $496,000 in the first six months of 2008. In the first six months of 2009, we used $131,000 to purchase property and equipment, offset by a $12,000 net reduction in our joint venture investment.

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
          Net cash provided by financing activities in the second quarter of 2009 totaled $10.5 million, net of $800,000 expenses, from the sale of 3,752,005 shares of common stock at $3.00 per share in June 2009.
          We also have an existing line of credit from a bank. The line of credit was renewed in July 2009 and expires in July 2010. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the banks prime rate (4% at June 27, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at June 27, 2009 or December 31, 2008. Advances are collateralized by a lien on all of our assets. Under the terms of the loan agreement, we would continue to service the sold receivables and are subject to recourse provisions.
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
Capital Expenditures
          We plan to invest approximately $400,000 in fixed assets during the remainder of 2009.
Future Liquidity
          For the six months ended June 27, 2009, we incurred a net loss of $7.7 million and had negative cash flows from operations of $4.7 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. Our independent registered public accounting firm has included in its audit reports for 2008 and 2007 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
          At June 27, 2009, we had $13.2 million in cash. Our cash resources, together with our line of credit and a planned inventory reduction, should be sufficient to fund our business for at least the next twelve months. We believe one of the key factors to our liquidity will be our ability to successfully execute on our plans to increase sales levels in a highly concentrated industry where we experience significant fluctuations in sales from quarter to quarter. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections. Because of the uncertainty of these many factors, we may need to raise funds to meet our working capital needs.
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
Net Operating Loss Carryforward
          As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively, which expire in the years 2009 through 2028. Of these amounts, $88.3 million and $23.5 million, respectively, resulted from the acquisition of Conductus, Inc. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes, the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.0 million and $1.4 million, respectively, which expire in the years 2009 through 2028. Of these amounts $661,000 and $736,000, respectively resulted from the acquisition of Conductus. California has recently suspended the use of loss carryforwards.
          Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.
          Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue

Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999 and December 2002, and are evaluating whether any changes occurred in 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent three ownership changes, which occurred in February 1999, February 2001 and December 2002. Therefore, the ability to utilize our net operating loss carryforwards of $94.3 million incurred prior to the ownership changes and Conductus’ net operating loss carryforwards of $83.7 million incurred prior to the ownership changes will be subject in future periods to annual limitations. Net operating losses incurred by us subsequent to the ownership changes totaled $113.4 million at December 31, 2008 and were not subject to a limitation at that time.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of goodwill and long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.
          In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2008 Form 10-K. We have not made any material changes to these policies.
Recent Accounting Pronouncements
          In May 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). We adopted SFAS No. 165, which requires us to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, we are required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires us to disclose the date through which subsequent events have been evaluated. We have evaluated subsequent events through the issuance of our condensed consolidated financial statements on August 11, 2009.
          In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of SFAS 166 will have on our consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 covers financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We do not believe that there was a material change in our exposure to market risk at June 27, 2009 compared with our market risk exposure on December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2008 Form 10-K.
Item 4T. Controls and Procedures.
          We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of June 27, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Controller (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information related to us that is required to be included in our periodic Securities and Exchange Commission filings.
          There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
          A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2008 Form 10-K. We are not aware of any material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          The following matters were submitted to our shareholders at our Annual Meeting of Stockholders held May 18, 2009:
(1)	The following two Class 1 directors were elected to serve until our 2012 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

		% OF	NUMBER OF
	NUMBER OF	SHARES	SHARES	% OF SHARES
	SHARES FOR	VOTING	WITHHELD	VOTING

Lynn J. Davis	15,315,559	97.9	332,998	2.1
Dennis J. Horowitz	15,314,828	97.9	333,729	2.1
          The terms of office of the following directors continued after the Annual Meeting of Stockholders:
a.	Jeffrey A. Quiram and Martin A. Kaplan (our Class 1 directors)
b.	John D. Lockton and David W. Vellequette (our Class 3 directors)
(2)	The appointment of Stonefield Josephson, Inc as our independent registered public accounting firm for the year ending December 31, 2009 was ratified.

	NUMBER OF SHARES FOR	% OF SHARES VOTING
Votes For	15,358,673	99.0
Votes Against	155,745	1.0
Votes Abstaining	134,139	—
Item 5. Other Information.
          None.
Item 6. Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: August 11, 2009	/s/ William J. Buchanan
William J. Buchanan
Controller

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer