Form 10-Q
period 2009-09-26
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2009-11-10
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009

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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
          The registrant had 22,512,033 shares of the common stock outstanding as of the close of business on October 30, 2009.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Quarterly Report Ended September 26, 2009

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
     We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net revenues:
Net commercial product revenues	$2,985,000	$2,741,000	$5,893,000	$6,082,000
Government and other contract revenues	1,307,000	854,000	2,708,000	3,933,000

Total net revenues	4,292,000	3,595,000	8,601,000	10,015,000

Costs and expenses:
Cost of commercial product revenue	2,947,000	3,078,000	7,186,000	7,252,000
Cost of government and other contracts	993,000	709,000	2,227,000	3,198,000
Research and development	902,000	1,006,000	2,984,000	2,156,000
Selling, general and administrative	1,629,000	2,096,000	5,164,000	6,513,000

Total costs and expenses	6,471,000	6,889,000	17,561,000	19,119,000

Loss from operations	(2,179,000)	(3,294,000)	(8,960,000)	(9,104,000)

Other Income and Expense
Noncontrolling interest in joint venture	(30,000)	—	(117,000)	—
Adjustments to fair value of derivatives	393,000	—	(387,000)	—
Interest income	4,000	66,000	21,000	235,000
Interest expense	(7,000)	(7,000)	(25,000)	(23,000)

Net loss	$(1,819,000)	$(3,235,000)	$(9,468,000)	$(8,892,000)

Basic and diluted loss per common share	$(0.08)	$(0.18)	$(0.50)	$(0.56)

Weighted average number of common shares outstanding	21,621,035	17,750,761	19,116,136	15,908,298

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$12,716,000	$7,569,000
Accounts receivable, net	1,025,000	355,000
Inventory, net	3,062,000	5,278,000
Prepaid expenses and other current assets	825,000	416,000

Total Current Assets	17,628,000	13,618,000

Property and equipment, net of accumulated depreciation of $20,833,000 and $19,943,000, respectively	2,032,000	2,739,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,308,000 and $2,055,000, respectively	2,122,000	2,252,000
Investment in joint venture	412,000	521,000
Other assets	221,000	228,000

Total Assets	$22,415,000	$19,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$951,000	$707,000
Accrued expenses	1,118,000	578,000
Fair value of warrant derivative	387,000	—
Current portion of capitalized lease obligations and long term debt	56,000	80,000

Total Current Liabilities	2,512,000	1,365,000

Other long term liabilities	519,000	441,000

Total Liabilities	3,031,000	1,806,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 22,512,033 and 17,869,030 shares issued and outstanding, respectively	23,000	18,000
Capital in excess of par value	241,514,000	230,219,000
Accumulated deficit	(222,154,000)	(212,686,000)

Total Stockholders’ Equity	19,384,000	17,552,000

Total Liabilities and Equity	$22,415,000	$19,358,000

     See accompanying notes to the unaudited interim condensed consolidated financial statements.
      Note-December 31, 2008 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,468,000)	$(8,892,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,143,000	1,313,000
Stock-based compensation expense	843,000	452,000
Provision for excess and obsolete inventories	192,000	—
Noncontrolling interest in joint venture	117,000	—

Fair value of derivatives	387,000	—
Changes in assets and liabilities:
Accounts receivable	(670,000)	1,003,000
Inventory	2,024,000	(1,699,000)
Prepaid expenses and other current assets	(710,000)	75,000
Patents, licenses and purchased technology	(123,000)	(252,000)
Other assets	309,000	(24,000)
Accounts payable, accrued expenses and other long- term liabilities	838,000	(1,006,000)

Net cash used in operating activities	(5,118,000)	(9,030,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(8,000)	(521,000)
Purchases of property and equipment	(183,000)	(126,000)

Net cash used in investing activities	(191,000)	(647,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	—	(4,000,000)
Net proceeds from the sale of common stock	10,456,000	20,449,000

Net cash provided by financing activities	10,456,000	16,449,000

Net increase in cash and cash equivalents	5,147,000	6,772,000
Cash and cash equivalents at beginning of period	7,569,000	3,939,000

Cash and cash equivalents at end of period	$12,716,000	$10,711,000

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
          Our commercial efforts have been focused on the design, manufacture and sale of high performance infrastructure products for wireless voice and data applications, including our SuperLink®, AmpLink®, and SuperPlex products. For the nine months ended September 26, 2009 and September 27, 2008, commercial revenues accounted for 69% and 61%, respectively, of our net revenues.
          We also generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. For the nine months ended September 26, 2009 and September 27, 2008, government related contracts accounted for 31% and 39%, respectively, of our net revenues.
          The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments that, in our opinion, are necessary for a fair statement of the results of operations for the periods presented.
          The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for 2008 (our “2008 Form 10-K”). The results of operations for the nine months ended September 26, 2009 are not necessarily indicative of the results for all of 2009.
2. Summary of Significant Accounting Policies
Basis of Presentation
          For the nine months ended September 26, 2009, we incurred a net loss of $9.5 million and negative cash flows from operations of $5.1 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. Our independent registered public accounting firm has included in its audit reports for 2008 and 2007 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
          In June 2009 we completed a public offering of 3,752,005 shares of common stock at $3.00 per share, raising net proceeds of $10.5 million. At September 26, 2009 we had $12.7 million in cash. Our cash resources, together with our line of credit, should be sufficient to fund our business for at least the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
          Our financial statements do not include any adjustments that might result from this uncertainty. Our financial statements have been prepared assuming that we will continue as a going concern.

Principles of Consolidation
          The interim unaudited condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the unaudited interim condensed consolidated financial statements.
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
          All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2003 are closed and there have been no audit adjustments to date.
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
Other Investments
          We use the equity method of accounting for our joint venture with Hunchun BaoLi Communications (“BAOLI”) in China. We have agreed to license certain technology for our SuperLink interference elimination solution for the China market to this joint venture where we own 45 percent of the equity. In the fourth quarter of 2008, we successfully completed lab and field trials for our new TD-SCDMA solution in China. In the first quarter of 2009, we successfully completed a field trial in the existing China 2G market using our SuperLink solution. These 2G field trial efforts have continued through the third quarter of 2009, and additional units were shipped in October 2009. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. In particular, we have been in discussions with the U.S. government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis.
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
Income Taxes
          We account for income taxes with guidance from the Income Taxes subsections of the Accounting Standards Codification (“ASC”) Topic 740 which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. At September 26, 2009 we continued to maintain a valuation allowance against our net deferred tax benefit (expense). Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.
Marketing Costs
          All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in either of the three and nine months ended September 26, 2009 and September 27, 2008.
Net Loss Per Share
          Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
          We did not grant any options in the nine months ended September 26, 2009. For the three and nine months ended September 27, 2008, the weighted average fair value of options we granted was estimated as of the date of the grant using the Black-Scholes option-pricing model and the significant weighted average assumptions used for estimating the fair value under our stock option plans was as follows: expected life of 4.0 years; risk free interest rate of 3.0% and 2.47%; expected volatility of 104% and 109% and; dividend yield of 0%, respectively.
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

          The following table presents details of total stock-based compensation expense that is included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Cost of revenue	$8,000	$5,000	$23,000	$17,000
Research and development	67,000	31,000	200,000	93,000
Selling, general and administrative	224,000	114,000	620,000	342,000

Total stock-based compensation expense	$299,000	$150,000	$843,000	$452,000

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
          The ASC Topic 815, Derivatives and Hedging and subsections provides guidance for bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. Our warrants were valued in accordance with the fair value guidance subsections of ASC Topic 820 utilizing the Black-Scholes valuation model. The significant weighted average assumptions used for estimating the fair value of these warrants at September 26, 2009 were as follows: expected life of 10 months; risk free interest rate of 0.4%; expected volatility of 119% and; dividend yield of 0%, respectively. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives See Note 4—Warrants.
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
          We currently sell most of our products directly to wireless network operators in the United States, and our product sales have historically been concentrated in a small number of customers. In the nine months ended September 26, 2009, we had two customers that represented 55% and 11% of total net revenues and 26% of accounts receivable. In 2008, these two customers represented 44% and 13% of total net revenues and 59% of accounts receivable. The loss of or reduction in sales to, or the inability to collect outstanding accounts receivable from, any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
          In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. Implementation will not have a material impact on our consolidated financial position or results of operations.
          In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation will not have a material impact on our consolidated financial position or results of operations.
          In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation will not have a material impact on our consolidated financial position or results of operations.
          In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We are currently assessing the impact on our consolidated financial position or results of operations.
3. Short Term Borrowings
          We have a line of credit with a bank. The line of credit was renewed in July 2009 for a term of one year and expires in July 2010. It is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement are collateralized by all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Advances bear interest at the banks prime rate (4.0% at September 26, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this borrowing facility at September 26, 2009.
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

4. Stockholders’ Equity
          The following is a summary of stockholders’ equity transactions for the nine months ended September 26, 2009:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2008	611,523	$1,000	17,869,030	$18,000	$230,219,000	$(212,686,000)	$17,552,000
Issuance of common stock			3,752,005	4,000	10,452,000		10,456,000
Issuance of awards and stock-based compensation			890,998	1,000	843,000		844,000
Net loss						(9,468,000)	(9,468,000)

Balance at September 26, 2009	611,523	$1,000	22,512,033	$23,000	$241,514,000	$(222,154,000)	$19,384,000

Common Stock
          In a registered direct offering completed in June 2009 we raised net proceeds of $10.5 million, net of offering costs of $800,000, from the sale of 3,752,005 shares of common stock at $3.00 per share based on a negotiated discount to market.
Equity Awards
          We have four equity award option plans, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan, although we can only grant new awards under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, equity awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options granted under these plans must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and nine months ended September 26, 2009 or during the three and nine months ended September 27, 2008.
          The option compensation impact on net income was $130,000 and $391,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended September 26, 2009, respectively, compared to $132,000 and $322,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended September 27, 2008, respectively. No stock compensation cost was capitalized during either period. There were no stock options issued in the first nine months of 2009. The weighted-average fair value at the grant date for options issued in the first nine months of 2008 was $3.59 per share. The total compensation cost related to non-vested awards not yet recognized is $1.3 million and the weighted-average period over which the cost is expected to be recognized is 2.5 years in the first nine months of 2009 versus $1.8 million and 3.6 years in the first nine months of 2008.
The following is a summary of stock option transactions under our equity award plans during the first nine months of 2009:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2008	1,234,025	$1.43-$493.75	$22.18	674,061	$36.67
Granted	—	—	—
Exercised	—	—	—
Canceled	(76,889)	$6.10-$471.25	$42.54

Balance at September 26, 2009	1,157,136	$1.43-$493.75	$20.83	932,722	$24.74

          The outstanding options expire on various dates through the end of July 2018. The weighted-average contractual term of outstanding options is 6.0 years and the weighted-average contractual term of currently exercisable stock options is slightly less than 6 years. The exercise prices for options range from $1.43 to $493.75 per share, for an aggregate exercise price of approximately $24 million. At September 26, 2009, outstanding options covering 23,000 shares, with an intrinsic value of $19,000, had an exercise price less than the current market value. At September 26, 2009, 18,725 of these shares were exercisable, with an intrinsic value of $14,000.
          In May 2009, we issued awards covering 55,000 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share weighted average grant-date fair value was $3.24. In January 2009, we issued awards covering 835,998 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share weighted average grant-date fair value was $1.00. In September 2008, we issued awards covering 20,000 shares of restricted stock, all vesting after two years of service, with a per share weighted average grant-date fair value of $1.62. A 10% forfeiture rate was assumed for all awards.
          The impact of restricted stock compensation on the unaudited condensed consolidated statements of operations was $169,000 and $452,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended September 26, 2009, respectively, and $19,000 and $130,000 and zero and $0.01 on basic and diluted earnings per share for the three and nine months ended September 27, 2008, respectively. No stock compensation cost was capitalized during any period. The total compensation cost related to non-vested awards of restricted stock not yet recognized, and the weighted-average period over which the cost was expected to be recognized was $486,000 and 8 months, respectively, at September 26, 2009 versus $29,000 and two years, respectively, at September 27, 2008.
Warrants
          The following is a summary of outstanding warrants at September 26, 2009:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to the issuance of common stock	608,237	6.25	August 16, 2010*	*	*

Warrants related to April 2004 Bridge Loans	10,000	18.50	April 28, 2011*

Total	618,237

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	These warrants contain special anti-dilution adjustment provisions relating to the price of other issuances.
          We applied the guidance from the subsections of ASC 815 and determined that the 608,237 warrants related to issuance of common stock are subject to fair value accounting as a derivative. Using the Black-Scholes valuation model, the significant weighted average assumptions for estimating the fair value of these warrants at September 26, 2009 were as follows: expected life of 10 months; risk free interest rate of 0.4%; expected volatility of 119% and; dividend yield of 0%, respectively. The September 26, 2009 fair value of those warrants was estimated to be $387,000, an expense reduction of $393,000 from the $780,000 estimated value at June 27, 2009.
5. Earnings Per Share
          We present “basic” and “diluted” earnings per common share pursuant to guidance from the Earnings per Share subsections of ASC 260. Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share was based on the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding.
          Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise of any of the following options or warrants or the vesting of any of the following restricted stock awards:

	September 26,	September 27,
	2009	2008
Outstanding stock options	1,157,136	1,275,964
Unvested restricted stock awards	910,998	20,000
Outstanding warrants	618,237	352,466

Total	2,686,371	1,648,430

6. Commitments and Contingencies
Operating Leases
          We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.

          Rent expense was $282,000 and $845,000, respectively, for the three and nine months ended September 26, 2009 and $279,000 and $841,000, respectively, for the three and nine months ended September 27, 2008.
Patents and Licenses
          We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2009 to 2020. For the three and nine months ended September 26, 2009 royalty expense totaled $40,000 and $115,000, respectively. For the three and nine months ended September 27, 2008, royalty expense totaled $38,000 and $113,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date.
          The minimum lease payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases
Remainder of 2009	$150,000	$328,000
2010	175,000	1,333,000
2011	175,000	1,364,000
2012	175,000	1,396,000
2013	175,000	1,429,000
Thereafter	1,110,000	4,413,000

Total payments	$1,960,000	$10,263,000

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
Short Term Borrowings
          We also have an existing line of credit with a bank. The line of credit was renewed in July 2009 and expires in July 2010. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the banks prime rate (4% at September 26, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this line of credit at September 26, 2009 or December 31, 2008. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we would continue to service the sold receivables and are subject to recourse provisions. See Note 3—Short Term Borrowings.
Contractual Contingency
          We had a contract to deliver several custom products to a government contractor, with respect to which delivery of the product was delayed because we were unable to manufacture the products for technical reasons. In December 2008, new terms and amended specifications were agreed upon and in September 2009 we delivered and the customer accepted the products.
8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
          Balance Sheet Data:

	September 26,	December 31,
	2009	2008
Accounts receivable:
Accounts receivable-trade	$291,000	$110,000
United States government accounts receivable-billed	751,000	320,000
Less: allowance for doubtful accounts	(17,000)	(75,000)

	$1,025,000	$355,000

	September 26,	December 31,
	2009	2008
Inventories:
Raw materials	$2,075,000	$2,753,000
Work-in-process	796,000	1,038,000
Finished goods	995,000	2,348,000
Less inventory reserve	(804,000)	(861,000)

	$3,062,000	$5,278,000

	September 26,	December 31,
	2009	2008
Property and Equipment:
Equipment	$15,706,000	$15,537,000
Leasehold improvements	6,755,000	6,741,000
Furniture and fixtures	404,000	404,000

	22,865,000	22,682,000
Less: accumulated depreciation and amortization	(20,833,000)	(19,943,000)

	$2,032,000	$2,739,000

     Depreciation expense amounted to $274,000 and $890,000, respectively, for the three and nine month periods ended September 26, 2009 and $329,000 and $1,073,000, respectively, for the three and nine month periods ended September 27, 2008.

	September 26,	December 31,
	2009	2008
Patents and Licenses:
Patents pending	$1,039,000	$940,000

Patents issued	1,109,000	1,059,000
Less accumulated amortization	(459,000)	(409,000)

Net patents issued	650,000	650,000

Licenses Pending	13,000	39,000

Licenses Issued	563,000	563,000
Less accumulated amortization	(192,000)	(167,000)

Net licenses Issued	371,000	396,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,657,000)	(1,479,000)

Net purchased technology	49,000	227,000

	$2,122,000	$2,252,000

     Amortization expense related to these items totaled $85,000 and $253,000, respectively, for the three and nine month periods ended September 26, 2009, and $83,000 and $250,000, respectively, for the three and nine month periods ended September 27, 2008. Amortization expense is expected to total $85,000 for the remainder of 2009 and $100,000 in each of 2010 and 2011.

	September 26,	December 31,
	2009	2008
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$164,000	$12,000
Compensated absences	419,000	375,000
Compensation related	111,000	12,000
Warranty reserve	277,000	261,000
Deferred rent	368,000	325,000
Fair value of warrant derivative	387,000	—
Other	354,000	114,000

	2,080,000	1,099,000
Less current portion	(1,561,000)	(658,000)

Long term portion	$519,000	$441,000

	For the nine months ended,
	September 26,	September 27,
	2009	2008
Warranty Reserve Activity:
Beginning balance	$262,000	$380,000
Additions	21,000	37,000
Deductions	(6,000)	(107,000)

Ending balance	$277,000	$310,000

9. Subsequent Events
          We have evaluated events subsequent to the balance sheet date of September 26, 2009 through November 10, 2009, the date of issuance of these unaudited interim condensed consolidated financial statements, and do not believe that there are any subsequent events that require disclosure.

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
Our Proprietary Technology
          We are focused on research and development to maintain our technological edge. As of September 26, 2009 we had 35 employees in our research and development division; 9 of our employees have Ph.D.s, and 14 others hold advanced degrees, in physics, materials science, electrical engineering and other fields. Our development efforts over the last 21 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and nondisclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of September 26, 2009, we held 58 U.S. patents in the following categories:
•	8 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.

•	30 patents for cryogenic and non-microwave circuit designs, which expire between 2010 and 2026. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	3 patents covering other superconducting technologies, which expire between 2013 and 2015.
          As of September 26, 2009, we also had 17 issued foreign patents, 22 U.S. patent applications pending and 48 foreign patent applications pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Reconfigurable Handset Filters. The trend in the wireless handset industry is to continually reduce size and cost, while adding more features and making the unit more adaptable to different air interfaces and frequencies throughout the world. This drives the need for more complex and reconfigurable transceivers. We believe our strong intellectual property and expertise in frequency agile and thin film filters position us well to meet this demand.

•	Superconducting Power Transmission Lines. We have entered into a collaborative effort and signed a Material Transfer Agreement with the Department of Energy’s Los Alamos National Laboratory (“LANL”) to apply our HTS expertise to LANL’s research initiative to develop HTS coated conductors for power transmission lines. If successfully developed, HTS superconducting cables could replace copper power transmission lines, resulting in higher capacity with less resistive cable losses.

•	Government Products. As the worldwide leader in developing tunable HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.
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
Our Business Model
          To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:
Government Contracts
          We generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures.
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
          We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in the nine months ended September 26, 2009 and for all of 2008. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We expect these trends to continue and possibly cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2008 Form 10-K.
Joint Ventures
          From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In the fourth quarter of 2008, we successfully completed lab and field trials for our new TD-SCDMA solution in China and in the first quarter of 2009, we successfully completed a field trial in the existing China 2G market using our SuperLink solution. These 2G field trial efforts have continued through the third quarter of 2009, and additional units were shipped in October 2009. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from Hunchun BaoLi Communications. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our 2008 Form 10-K.
Licenses
          From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.
Backlog
          Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $95,000 at September 26, 2009 compared to $272,000 at December 31, 2008.
Results of Operations
Quarter and nine months ended September 26, 2009 compared to the quarter and nine months ended September 27, 2008
          Total net revenues increased by $697,000, or 19%, to $4.3 million in the third quarter of 2009 from $3.6 million in the third quarter of 2008. Total net revenues decreased by $1.4 million or 14% to $8.6 million in the first nine months of 2009 from $10.0 million in the same period of 2008. Total net revenues consist primarily of commercial product revenues and government contract revenues.
          Net commercial product revenues increased to $3.0 million in the third quarter of 2009 from $2.7 million in the third quarter of 2008, an increase of $244,000, or 9%. The increase in the three month period was primarily the result of higher sales volume for our SuperLink product due to customer program acceleration. For the first nine months of 2009 net commercial product revenues decreased to $5.9 million from $6.1 million in the same period of 2008, a decrease of 3%. The decrease in the nine month period was the result of slightly lower sales of both our SuperLink and AmpLink products especially in the first quarter of 2009. The average sales prices for our products were unchanged. Our three largest customers accounted for 98% of our total net commercial product revenues in the first nine months of 2009, compared to 95% in the first nine months of 2008. These customers generally purchase products through non-binding commitments with minimal lead times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
          Government contract revenues increased by $453,000, or 53%, to $1.3 million in the third quarter of 2009 from $854,000 in the third quarter of 2008, and were the result of revenue recognized for shipments on one contract and a funding increase on another contract. For the first nine months of 2009 government contract revenues decreased to $2.7 million from $3.9 million, a decrease of $1.2 million or 31%. This decrease was due to a funding delay on a current contract and completion of another contract in the second quarter. In March 2009, our SURF contract was funded for an additional twelve months and provides for progress billing of up to $4.1 million.
          Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue decreased by $131,000, or 4%, to $2.9 million for the third quarter of 2009 compared to $3.1 million for the third quarter of 2008. For the first nine months of 2009, the cost of commercial product revenues totaled $7.1 million compared with $7.3 million for the first nine months of 2008, a decrease of $66,000, or less than 1%. The lower costs resulted principally from lower sales.
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
     The following is an analysis of our commercial product gross profit and margins:

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 26, 2009		September 27, 2008		September 26, 2009		September 27, 2008
Net commercial product sales	$2,985	100%	$2,741	100%	$5,893	100%	$6,082	100%

Cost of commercial product sales	2,947	99%	3,078	112%	7,186	122%	7,252	119%

Gross profit	$38	1%	$(337)	(12)%	$(1,293)	(22)%	$(1,170)	(19)%

     We had a positive gross profit from the sale of our commercial products of $38,000 in the third quarter of 2009 compared to negative gross profit of $337,000 in the third quarter of 2008. Our positive gross profit in the third quarter of 2009 resulted from higher volume and the sale of $260,000 of previously written-off inventory, so that unlike the third quarter of 2008, which had lower volume and no sales of previously written-off inventory, our revenues more than covered our fixed manufacturing overhead costs. Our gross margins were adversely impacted in 2009 by charges of $90,000 and $180,000 in the third quarter and first nine months, respectively, for excess and obsolete inventory. There were no such charges in the comparable 2008 periods. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage and forecasted product demand and production requirements for the next twelve months.
     Our cost of contract research and development totaled $993,000 in the third quarter of 2009 compared to $709,000 in the third quarter of 2008. These expenses totaled $2.2 million in the first nine months of 2009 and $3.2 million in the first nine months of 2008. This represented 76% of government contract revenues in the third quarter of 2009 compared to 83% in the third quarter of 2008. For the first nine months of 2009 costs represented 82% of government contract revenues compared to 81% in the first nine months of 2008. This decrease in cost relative to revenue for the third quarter of 2009 and the slight increase in the first nine months of 2009 are the result of different contract billing structures which allowed us to receive more or less revenue for a given level of costs.
     Research and development expenses relate principally to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $902,000 in the third quarter of 2009 compared to $1.0 million in the same quarter of 2008 and totaled $3.0 million in the first nine months of 2009 and $2.2 million in the same period of 2008. These expenses decreased in the third quarter of 2009 due to our increased efforts on a large new government contract that used more of our limited engineering resources. For the first nine months of 2009 these expenses increased due to the delay in funding of that same government contract, allowing us to use more of our limited engineering resources on new product development.
     Selling, general and administrative expenses totaled $1.6 million in the third quarter of 2009 compared to $2.1 million in the third quarter of 2008. In the first nine months of 2009, these expenses totaled $5.2 million compared to $6.5 million in 2008. The lower expenses in 2009 resulted primarily from a reduction in employees in the fourth quarter of 2008 as well as lower expenses for insurance premiums and lower consulting expenses.
     Other income and expenses consisted of losses amounting to $30,000 and $117,000 in the third quarter and first nine months of 2009, respectively, from our joint venture with Hunchun BaoLi Communications (“BAOLI”) in China and from adjustments to the fair value of our warrants related to issuance of common stock. We used the Black-Scholes valuation model for estimating the fair value of these warrants at September 26, 2009 and the result in the third quarter of 2009 was a reduction in the expense of $393,000 compared to an expense of $387,000 for the first nine months of 2009. There were no such charges in the comparable 2008 periods.
     Interest income in the three months and nine months ended September 26, 2009 amounted to $4,000 and $21,000, respectively, compared to $66,000 and $235,000 in the three and nine months ended September 27, 2008, respectively. The decreases resulted from lower interest rates.
     Interest expense in the three and nine months ended September 26, 2009 amounted to $7,000 and $25,000, respectively, compared to $7,000 and $23,000 in the three and nine months ended September 27, 2008, respectively.

     We had a net loss of $1.8 million for the quarter ended September 26, 2009, compared to a net loss of $3.2 million in the same period of 2008. For the nine months ended September 26, 2009, our net loss totaled $9.5 million compared to a net loss of $8.9 million in the same period of 2008.
     The net loss available to common stockholders totaled $0.08 per common share in the third quarter of 2009 compared to a net loss of $0.18 per common share in the same period of 2008. The net loss available to common shareholders totaled $0.50 per common share in the first nine months of 2009 and $0.56 per common share in the same period of 2008.
Liquidity and Capital Resources
Cash Flow Analysis
     As of September 26, 2009, we had working capital of $15.1 million, including $12.7 million in cash and cash equivalents, compared to working capital of $12.3 million at December 31, 2008, which included $7.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We do not own any auction rate securities. We believe that all of our cash investments would be readily available to us should the need arise.
     Cash and cash equivalents increased by $5.1 million from $7.6 million at December 31, 2008 to $12.7 million at September 26, 2009.
     Net cash used in operations totaled $5.1 million in the first nine months of 2009. We used $6.8 million cash to fund our net loss. Cash increased as a result of a $2.0 million reduction of inventory and a $838,000 increase in accounts payable, accrued expenses and other liabilities, offset by a $670,000 increase in accounts receivable and a $524,000 increase in prepaid expenses and other assets.
     Net cash used in investing activities totaled $161,000 in the first nine months of 2009 compared to $647,000 in the first nine months of 2008. In the first nine months of 2009, we used $183,000 to purchase property and equipment, offset by a $22,000 net reduction in our joint venture investment.
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
     Net cash provided by financing activities in the first nine months of 2009 totaled $10.5 million, net of $800,000 expenses, from the sale of 3,752,005 shares of common stock at $3.00 per share in June 2009.
     We also have an existing line of credit from a bank. The line of credit was renewed in July 2009 and expires in July 2010. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the bank’s prime rate (4% at September 26, 2009) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this facility at September 26, 2009 or December 31, 2008. Advances are collateralized by a lien on all of our assets. Under the terms of the loan agreement, we would continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
     In February 2009, we amended our office and production facilities lease. The base rent and the minimum annual escalation clause were reduced and the term of the lease was extended five years to November 2016. Except for that change, we are not aware of any material changes outside the ordinary course of business in the contractual obligations as specified in our 2008 Form 10-K.
Capital Expenditures
     We plan to invest approximately $200,000 in fixed assets during the remainder of 2009.
Future Liquidity
     For the nine months ended September 26, 2009, we incurred a net loss of $9.5 million and had negative cash flows from operations of $5.1 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. Our independent registered public accounting firm has included in its audit reports for 2008 and 2007 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

     At September 26, 2009, we had $12.7 million in cash. Our cash resources, together with our line of credit, should be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs.
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
Net Operating Loss Carryforward
     As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $291.4 million and $168.8 million, respectively, which expire in the years 2009 through 2028. Of these amounts, $88.3 million and $23.5 million, respectively, resulted from the acquisition of Conductus, Inc. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes, the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.0 million and $1.4 million, respectively, which expire in the years 2009 through 2028. Of these amounts $661,000 and $736,000, respectively, resulted from the acquisition of Conductus. California has recently suspended the use of loss carryforwards.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. Implementation will not have a material impact on our consolidated financial position or results of operations.
     In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation will not have a material impact on our consolidated financial position or results of operations.
     In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation will not have a material impact on our consolidated financial position or results of operations.
     In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We are currently assessing the impact on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     We do not believe that there was a material change in our exposure to market risk at September 26, 2009 compared with our market risk exposure on December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2008 Form 10-K.

Item 4T.	Controls and Procedures.
     We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of September 26, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Controller (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information related to us that is required to be included in our periodic Securities and Exchange Commission filings.
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
      None

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

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: November 10, 2009	/s/ William J. Buchanan
William J. Buchanan
Controller (Principal Financial and Accounting Officer)

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer