Form 10-K
period 2009-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2010-03-17
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-21074
SUPERCONDUCTOR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0158076
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.	)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ or     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ or No ☑

The aggregate market value of the common stock held by non-affiliates was $48.4 million as of June 27, 2009 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $3.76 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 27, 2009. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 22,330,051 shares of common stock outstanding as of the close of business on March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2009

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	limited cash and a history of losses;

•	limited number of potential customers;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	our market is characterized by rapidly advancing technology;

•	fluctuations in product demand from quarter to quarter can be significant;

•	the impact of competitive filter products, technologies and pricing;

•	manufacturing capacity constraints and difficulties; and

•	general economic conditions, such as the current worldwide recession.

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

Our Proprietary Technology

We are focused on research and development to maintain our technological edge. As of December 31, 2009, we had 34 employees in our research and development division; 9 of our employees have Ph.D.s, and 14 others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our development efforts over the last 22 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of December 31, 2009, we held 59 U.S. patents in the following categories:

•	8 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.

•	32 patents for cryogenic and non-microwave circuit designs, which expire between 2010 and 2028. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	2 patents covering other superconducting technologies, which expire between 2013 and 2015.

As of December 31, 2009, we also had 19 issued foreign patents, 21 U.S. patent applications pending and 60 foreign applications patents pending.

We are currently focusing our efforts on applications in areas such as:

•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. We are leveraging our unique filtering technology to pursue wireless business on multiple fronts: capturing wireless business with tier one U.S. wireless carriers for the LTE network build out, and developing our advanced reconfigurable filtering technology, which has the potential to drastically reduce the size and cost of mobile devices.

•	Superconducting Power Applications. We are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. A variety of large, high potential, initial target markets have been identified for our 2G

HTS wire including: energy (wind turbines, smart grid), industrial (motors, generators) and healthcare (MRI) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders, United States National Labs and the U.S. Department of Energy (“DOE”). In August 2009, we renewed our two year Cooperative Research and Development Agreement with Los Alamos National Laboratory (“LANL”). These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.

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

Our Business Model

To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:

Government Contracts

We generate significant revenues from government contracts. For 2009, 2008 and 2007, government related contracts accounted for 32%, 40% and 29%, respectively, of our net revenues. We typically own the intellectual property developed under these contracts, and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

•	terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part any time it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel or reduce multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	adjust reimbursable contract costs and fees on the basis of audits completed by its agencies through exercise of its oversight rights; and

•	control or prohibit the export of products.

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including Alltel, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2009, 2008 and 2007. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Joint Ventures

From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab and field trial activities in China. The lab and field trial was successfully completed in 2008 and in 2009 we successfully completed field trials in the existing China 2G market using our SuperLink solution. In 2009, we recorded a $521,000 loss for impairment of our investment in the joint venture. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from Hunchun BaoLi Communication Co. Ltd. (“BAOLI”). There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

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

A number of components used in our products are available from only a limited number of outside suppliers due to unique designs as well as certain quality and performance requirements. There are components that we source from a single vendor due to our current production volume. In addition, key components of our conventional products are manufactured by a sole foreign manufacturer. We do not have guaranteed supply arrangements with any of these suppliers, do not maintain an extensive inventory of parts or components and customarily purchase sole or limited source parts and components pursuant to purchase orders. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, many of which are beyond our control, and some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

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

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers, including CommScope, ADC, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter, including many original equipment manufacturers such as Ericsson and Nokia. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. With respect to our HTS materials, we compete with American Superconductor, SuperPower and THEVA, among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman, for government products.

Research and Development

Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields using our core technologies. We spent a total of $7.0 million, $7.0 million and $6.1 million on research and development for 2009, 2008 and 2007, respectively, of which $4.4 million, $3.4 million and $3.2 million, respectively, was for company-funded research and development. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented 37%, 52% and 48% of total research and development costs for each of 2009, 2008 and 2007, respectively.

Environmental Issues

We use certain hazardous materials in our research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure, waste treatment or disposal. Although we believe that our safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves risk that we could incur substantial expenditures for such preventive or remedial actions. If such an accident were to occur, we could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed our resources or otherwise have a material adverse effect on our financial condition, results of operations or cash flows.

Corporate Information

Our facilities and executive offices are located at 460 Ward Drive, Santa Barbara, California 93111, and our telephone number is (805) 690-4500. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Employees

As of December 31, 2009, we had a total of 105 employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $795,000 at December 31, 2009, compared to $272,000 at December 31, 2008.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.

The current worldwide recession may adversely affect our business, operating results and financial condition.

The United States economy has recently experienced, and continues to experience, a financial downturn, with some financial and economic analysts predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and decreased consumer and business spending. These developments could negatively affect our business, operating results and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us, or may delay paying us for previously purchased products. In addition, this downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets. Credit has tightened significantly in the last several months, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing. If this crisis continues or worsens, and if we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able obtain that financing. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

We may need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.

At December 31, 2009 we had $10.4 million in cash. Our cash resources, together with our line of credit, may not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

We sell most of our products to a small number of wireless carriers. We derived 92% of our commercial product revenues from Verizon Wireless and AT&T in both 2009 and 2008. We derived 75% of our commercial product revenues from Verizon Wireless and AT&T in 2007. Our future success depends upon the wireless carriers continuing to purchase our products, and fluctuations in demand from such customers could negatively impact our results. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition.

In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in the deployment, upgrading or improvement of wireless networks by any one customer could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and

•	concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

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

Our current products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers, CommScope, ADC, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter, including many original equipment manufacturers such as Ericsson and Nokia. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. With respect to our HTS materials, we compete with American Superconductor, SuperPower and THEVA, among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman, for government products. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

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

A number of components used in our products are available from a limited number of outside suppliers due to unique designs as well as certain quality and performance requirements. There are components that we source from a single vendor due to the present volume. Key components of our conventional products are manufactured by a sole foreign manufacturer. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, many of which are beyond our control. These include the possibility of a shortage or the discontinuation of certain key components. Any reduced availability of these parts or components when required could impair our ability to manufacture and deliver our systems on a timely basis and result in the delay or cancellation of orders, which could harm our business.

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

Our efforts are focused on the wireless telecommunications market. The dedication of our resources to the wireless telecommunications market makes us potentially vulnerable to changes in this market, such as new technologies like WIMAX, future competition, changes in availability of capital resources or regulatory changes that could affect the competitive position and rate of growth of the wireless industry.

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

As of March 10, 2010, we had outstanding warrants and options exercisable for an aggregate of 1,530,000 shares of common stock at a weighted average exercise price of $10.08 per share. We have registered the issuance of all these shares, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 10, 2010, 1,388,477 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 71,000 square feet in this complex under a long-term lease that expires in 2016. Although we currently have excess capacity, we believe this facility can be managed in a flexible and cost effective manner and is adequate to meet current and reasonably anticipated needs for approximately the next two years.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operation or cash flow.

ITEM 4.	REMOVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low

2009
Quarter ended December 31, 2009	$3.35	$2.08
Quarter ended September 26, 2009	$3.99	$2.22
Quarter ended June 27, 2009	$5.45	$0.93
Quarter ended March 28, 2009	$1.45	$0.82
2008
Quarter ended December 31, 2008	$1.50	$0.68
Quarter ended September 27, 2008	$2.43	$0.73
Quarter ended June 28, 2008	$4.83	$2.18
Quarter ended March 29, 2008	$6.80	$3.22

Holders of Record

We had 164 holders of record of our common stock on March 1, 2010. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 12,000 beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future, and our line of credit does not allow the payment of dividends.

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of Series A Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2009 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
Securities
	Number of		Remaining Available
	Securities to Be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan Category	and Rights	and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	1,144,876	$20.16	213,380
Equity compensation plans not approved by security holders	—	—	—

Total	1,144,876	$20.16	213,380

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

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2004 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09
Superconductor Technologies	$100.00	$30.94	$12.73	$39.93	$7.27	$17.55
Nasdaq Composite	100.00	101.37	111.03	121.92	72.49	104.31
Nasdaq-Telecommunications	100.00	92.79	118.55	129.42	73.79	109.39

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Net commercial product revenues	$7,239	$6,768	$12,787	$17,697	$21,080
Government and other contract revenues	3,577	4,525	5,115	3,361	3,107
Sub license royalties	—	—	—	20	22

Total net revenues	10,816	11,293	17,902	21,078	24,209
Costs and expenses:
Cost of commercial product revenues	9,102	8,911	12,944	15,922	18,989
Cost of government and other contract revenues	2,552	3,649	2,906	2,407	2,806
Other research and development	4,399	3,394	3,172	3,488	4,214
Selling, general and administrative	6,925	8,151	8,123	9,086	11,442
Restructuring expenses and impairment charges	—	141	—	38	1,197
Write off of Goodwill	—	—	—	20,107	—

Total costs and expenses	22,978	24,246	27,145	51,048	38,648

Loss from operations	(12,162)	(12,953)	(9,243)	(29,970)	(14,439)
Other income (expense), net	(817)	252	117	346	226

Net loss	$(12,979)	$(12,701)	$(9,126)	$(29,624)	$(14,213)

Basic and diluted net loss per common share	$(0.65)	$(0.77)	$(0.73)	$(2.37)	$(1.24)

Weighted average number of shares Outstanding	19,843	16,403	12,488	12,483	11,419

	Years Ended December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$10,365	$7,569	$3,939	$5,487	$13,018
Working capital	12,557	12,253	3,293	10,158	17,218
Total assets	18,126	19,358	16,625	21,904	52,045
Long-term debt, including current portion	576	521	563	618	33
Total stockholders’ equity	$16,241	$17,552	$9,190	$17,951	$47,257

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

General

We are a leading company in HTS materials and related technologies. HTS materials have the unique ability to conduct various signals or energy (e.g., electrical current or RF signals) with little or no resistance when cooled to “critical” temperatures. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation and decreasing electrical noise. Circuits designed to remove interference inherent in some RF signals can also be made from HTS materials. Commercial use of HTS materials requires a number of cutting edge technologies, including development of HTS materials, specialized manufacturing expertise to create uniform thin layers of these materials, expert designs of circuits optimized for HTS materials, and technologies to maintain an extremely low temperature environment for HTS applications (although the critical temperatures for HTS are “high” compared with traditional superconductors, they are still extremely cold by other standards).

Our Proprietary Technology

We are focused on research and development to maintain our technological edge. As of December 31, 2009, we had 34 employees in our research and development division; 9 of our employees have Ph.D.s, and 14 others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our development efforts over the last 22 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of December 31, 2009, we held 59 U.S. patents in the following categories:

•	8 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.

•	32 patents for cryogenic and non-microwave circuit designs, which expire between 2010 and 2028. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	2 patents covering other superconducting technologies, which expire between 2013 and 2015.

As of December 31, 2009, we also had 19 issued foreign patents, 21 U.S. patent applications pending and 60 foreign applications patents pending.

We are currently focusing our efforts on applications in areas such as:

•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. We are leveraging our unique filtering technology to pursue wireless business on multiple fronts: capturing wireless business with tier one U.S. wireless carriers for the LTE network build out, and developing our advanced reconfigurable filtering technology, which has the potential to drastically reduce the size and cost of mobile devices.

•	Superconducting Power Applications. We are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. A variety of large, high potential, initial target markets have been identified for our 2G HTS wire including: energy (wind turbines, smart grid), industrial (motors, generators) and healthcare (MRI) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders, United States National Labs and the DOE. In August 2009, we renewed our two year Cooperative Research and Development Agreement with LANL. These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.

•	Government Products. As the worldwide leader in developing tunable HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.

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

Our Business Model

To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:

Government Contracts

We generate significant revenues from government contracts. For 2009, 2008 and 2007, government related contracts accounted for 32%, 40% and 29%, respectively, of our net revenues. We typically own the intellectual property developed under these contracts, and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

•	terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part any time it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel or reduce multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	adjust reimbursable contract costs and fees on the basis of audits completed by its agencies through exercise of its oversight rights; and

•	control or prohibit the export of products.

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including Alltel, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in 2009, 2008 and 2007. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Joint Ventures

From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab and field trial activities in China. The lab and field trial was successfully completed in 2008 and in 2009 we successfully completed field trials in the existing China 2G market using our SuperLink solution. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Licenses

From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $795,000 at December 31, 2009, compared to $272,000 at December 31, 2008.

Results of Operations

2009 Compared to 2008

Net revenues consist primarily of commercial product revenues and government contract revenues. Net revenues decreased by $0.5 million, or 4%, to $10.8 million in 2009 from $11.3 million in 2008.

Net commercial product revenues increased by $0.4 million, or 7%, to $7.2 million in 2009 from $6.8 million in 2008. The increase is the result of higher sales volume for our SuperLink products. Average sales prices for our products were essentially unchanged in 2009 from 2008. Our two largest customers accounted for 92% of our net commercial revenues in 2009 and 2008. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues decreased by $0.9 million, or 21%, to $3.6 million in 2009 from $4.5 million in 2008. This decrease is attributable to the completion of the first phase of a major contract and a funding gap before the second phase of that contract was funded in our second quarter and increased efforts on our research and development activities.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $9.1 million for 2009 compared to $8.9 million for 2008, an increase of $0.2 million, or 2%. The higher costs resulted principally from higher production as a result of higher sales. Our expense provision for obsolete inventories totaled $282,000 in 2009 compared to $17,000 in 2008.

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

The following is an analysis of our commercial product gross profit margins for 2009 and 2008:

	Years Ended December 31,
	2009		2008
	Dollars in thousands

Net commercial product sales	$7,239	100.0%	$6,768	100.0%
Cost of commercial product sales	9,102	125.7%	8,911	131.7%

Gross loss	$(1,863)	25.7%	$(2,143)	(31.7)%

We had a negative gross margin of $1.9 million in 2009 from the sale of our commercial products compared to a negative gross margin of $2.1 million in 2008. The negative gross margin in 2009 is primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $282,000 charge for excess and obsolete inventory in 2009 and a similar charge of $17,000 in 2008. Gross margins were favorably impacted by $261,000 in 2009 by the sale of previously written-off inventory. There was no similar benefit in 2008. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

Cost of contract research and development totaled $2.6 million in 2009 compared to $3.6 million in 2008, a decrease of $1.0 million, or 28%. Because these contracts are generally priced on a “cost plus” basis, declines in revenue generally result in declines in associated costs. As a percentage of government revenue, contract research and development expenses decreased from 81% in 2008 to 71% in 2009 because of different cost recognition criteria on one of our 2009 cost-plus contracts.

Research and development expenses relate to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $4.4 million in 2009 compared to $3.4 million in 2008, an increase of $1.0 million, or 30%. In 2009, we increased our new commercial products development effort by $500,000 and in 2008 we capitalized a $521,000 development related to a product for the China market. We have relatively fixed engineering resources, and our research and development expenses vary inversely with the amount of those resources allocated to our government contract activities.

Selling, general and administrative expenses totaled $6.9 million in 2009 compared to $8.2 million in 2008, a decrease of $1.3 million, or 16%. The lower expenses in 2009 resulted primarily from a reduction in employees in the fourth quarter of 2008, as well as lower expenses for insurance and consulting.

Other expense included a loss from our joint venture with BAOLI in China of $638,000. The loss included a $521,000 expense for impairment and a $117,000 expense for our 45 percent equity ownership of the joint venture’s 2009 operating loss. The adjustment of the fair value expense represents the treatment, as a derivative, of 608,237 warrants that are exercisable for common stock. We used the Black-Scholes valuation model to determine their fair value. There were no such charges in 2008.

We incurred no severance charges in 2009. In the fourth quarter of 2008 we reduced our work force and incurred a $141,000 severance charge.

Interest income decreased to $24,000 in 2009, compared to $284,000 in 2008, primarily because of dramatically lower interest rates being paid on our money-market account funds.

Interest expense in 2009 and 2008 amounted to $32,000.

Our loss totaled $13.0 million in 2009, compared to $12.7 million in 2008.

The net loss available to common stockholders totaled $0.65 per common share in 2009, compared to $0.77 per common share in 2008.

2008 Compared to 2007

Net revenues decreased by $6.6 million, or 37%, to $11.3 million in 2008 from $17.9 million in 2007.

Net commercial product revenues decreased by $6.0 million, or 47%, to $6.8 million in 2008 from $12.8 million in 2007. The decrease is primarily the result of lower sales volume for our products. Average sales prices for our products were essentially unchanged in 2008 compared to 2007. Our two largest customers accounted for 92% of our net commercial revenues in 2008, compared to 75% in 2007. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues decreased by $590,000, or 12%, to $4.5 million in 2008 from $5.1 million in 2007. This decrease is primarily attributable to the completion of the first phase of a major contract and a funding gap before the second phase of that contract was funded.

The cost of commercial product revenues totaled $8.9 million for 2008 compared to $12.9 million for 2007, a decrease of $4.0 million, or 31%. The lower costs resulted principally from lower production as a result of lower sales. Our expense provision for obsolete inventories totaled $17,000 in 2008 compared to $160,000 in 2007.

The following is an analysis of our commercial product gross profit margins for 2007 and 2008:

	Years Ended December 31,
	2008		2007
	Dollars in thousands

Net commercial product sales	$6,768	100.0%	$12,787	100.0%
Cost of commercial product sales	8,911	131.7%	12,944	101.2%

Gross profit	$(2,143)	(31.7)%	$(157)	(1.2)%

We had a negative gross margin of $2.1 million in 2008 from the sale of our commercial products compared to a negative gross margin of $157,000 in 2007. The negative gross margin in 2008 is primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $17,000 charge for excess and obsolete inventory in 2008 and a similar charge of $160,000 in 2007. Gross margins were favorably impacted by $195,000 in 2007 by the sale of previously written-off inventory. There was no similar benefit in 2008.

Cost of contract research and development totaled $3.6 million in 2008 compared to $2.9 million in 2007, an increase of $743,000, or 26%. As a percentage of government revenue, contract research and development expenses increased from 57% in 2007 to 81% in 2008 because of different cost recognition criteria on one of our 2008 cost-plus contracts.

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

Selling, general and administrative expenses totaled $8.2 million in 2008 compared to $8.1 million in 2007, an increase of $28,000, or less than 1%. Expenses were lower in 2007 primarily from the reversal of a $610,000 reserve in the first quarter of 2007. In 2008 we had lower insurance premiums and lower selling expenses that were slightly offset by higher legal expenses associated with our China joint venture.

In the fourth quarter of 2008 we reduced our work force and incurred a $141,000 severance charge. There was no similar charge in 2007.

Interest income increased to $284,000 in 2008, compared to $156,000 in 2007, primarily because of higher cash balances in 2008.

Interest expense in 2008 amounted to $32,000, compared to $39,000 in 2007, as a result of lower borrowing levels.

Our loss totaled $12.7 million in 2008, compared to $9.1 million in 2007.

The net loss available to common stockholders totaled $0.77 per common share in 2008, compared to $0.73 per common share in 2007.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2009, we had working capital of $12.6 million, including $10.4 million in cash and cash equivalents, compared to working capital of $12.3 million at December 31, 2008, which included $7.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents increased by $2.8 million from $7.6 million at December 31, 2008 to $10.4 million at December 31, 2009. In 2009, cash was used principally in operations and to a lesser extent for the purchase of property and equipment. These uses were offset by gross cash proceeds of $10.5 million provided by the sales of common stock.

Cash used in operations totaled $7.4 million in 2009. We used $9.2 million to fund the cash portion of our net loss. We also used cash to fund a $600,000 increase in accounts payable payments, patents and licenses payments, higher accounts receivables and prepaid and other current asset payments. These uses were offset by cash generated from the sale of inventory and lower other assets totaling $2.4 million.

Net cash used in investing activities totaled $226,000 in 2009 from the purchase of fixed assets.

Net cash provided by financing activities in 2009 totaled $10.5 million, net of $800,000 in expenses, from the sale of 3,752,005 shares of common stock at $3.00 per share in June 2009.

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

As described above, financing activities in 2009 totaled $10.5 million, net of $800,000 in expenses, from the sale of 3,752,005 shares of common stock at $3.00 per share in June 2009.

We have an existing line of credit from a bank. The line of credit expires in July 2010. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the bank’s prime rate (4.0% at December 31, 2009) plus 2.50% subject to a minimum monthly charge. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. There was no amount outstanding under this borrowing facility at December 31, 2009.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:

Operating Lease Obligations.  Our operating lease obligations consist of a facility lease in Santa Barbara, California and several smaller equipment leases.

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

Quantitative Summary of Contractual Obligations and Commercial Commitments

At December 31, 2009, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
			2011 and	2013 and	2015 and
Contractual Obligations	Total	2010	2012	2014	beyond

Operating leases	$9,741,000	$1,307,000	$2,707,000	$2,843,000	$2,884,000
Minimum license commitment	1,810,000	175,000	350,000	355,000	930,000
Fixed asset and inventory purchase commitments	328,000	328,000	—	—	—

Total contractual cash obligations	$11,879,000	$1,810,000	$3,057,000	$3,198,000	$3,814,000

Capital Expenditures

We plan to invest approximately $2.1 million in fixed assets during 2010.

Future Liquidity

In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million. Our independent registered public accounting firm has included in their audit reports for 2009 through 2007 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At December 31, 2009 we had $10.4 million in cash and cash equivalents. Our cash resources, together with our line of credit, may not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

Net Operating Loss Carryforward

As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $298.8 million and $169.9 million, respectively, which expire in the years 2010 through 2029. Of these amounts, $80.9 million and $23.5 million, respectively, resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes, the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.1 million and $1.4 million, respectively, which expire in the years 2010 through 2029. Of these amounts, $549,000 and $581,000, respectively, resulted from the acquisition of Conductus.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards and other tax attributes based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002 and June 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent four ownership changes, which occurred in February 1999, February 2001, December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards will be subject annual limitations upon utilization in future periods. We are currently studying the impact of these Section 382 limitations on the future realizability of our various tax attributes.

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

At December 31, 2009, we had approximately $9.7 million invested in a money market account yielding approximately 0.1%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $10,000 per annum. As we had no amounts outstanding on our bank loan during 2009, changes in its interest rate would not have affected us.

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

Stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the beginning of 2006. We issue stock option awards and restricted share awards to employees and to non-employee directors under our stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share awards is recorded based on the market price of our common stock on the grant date. We recognize compensation expense over the expected vesting period on a straight-line basis from the grant date.

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

Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Controller (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements.  Our financial statements and the Report of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts	F-23

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006.(25)
3.2	Amended and Restated Bylaws of Registrant.(25)
4.1	Form of Common Stock Certificate.(24)
4.2	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007.(23)
4.3	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant.(3)
4.4	Warrant to Purchase Stock issued by Registrant to Silicon Valley Bank and Registration Rights Agreement.(10)
4.5	Form of Warrant Agreement dated August, 2005.(17)
10.1	1992 Director Option Plan (as amended through January 1997).(1)***
10.2	Form of 1992 Director Stock Option Agreement.(1)***
10.3	Amended and Restated 1998 Non-Statutory Stock Option Plan, including Form of Stock Option Agreement.(4)***
10.4	1999 Stock Plan.(2)***
10.5	Form of 1999 Stock Plan Stock Option Agreement.(2)***
10.6	Form of Change in Control Agreement dated March 28, 2003.(7)***
10.7	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005.(18)***
10.8	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (20)***
10.9	Accounts Receivable Purchase Agreement by and between Registrant and Silicon Valley Bank, dated March 28, 2003, effective date June 23, 2003.(7)

Number	Description of Document

10.10	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 17, 2004.(9)
10.11	Amendment to Purchase Agreement by and between Registrant and Silicon Valley Bank dated as of April 28, 2004.(11)
10.12	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 16, 2005.(15)
10.13	Third Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 16, 2006.(25)
10.14	Fourth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 18, 2007.(25)
10.15	Sixth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 31, 2008.(24)
10.16	Seventh Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 31, 2009.(25)
10.17	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC.(8)**
10.18	License Agreement between Registrant and Sunpower dated May 2, 2005.(12)**
10.19	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005.(13)***
10.20	Stock Option Grant and 2003 Equity Incentive Plan Option Agreement between Registrant and Jeffrey Quiram dated February 14, 2005. (13)***
10.21	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006.(20)***
10.22	2003 Equity Incentive Plan As Amended May 25, 2005. (16)***
10.23	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan.(13)***
10.24	Management Incentive Plan (July 24, 2006).(19)***
10.25	Employment Agreement between Registrant and Terry White dated as of April 11, 2005.(14)***
10.26	Amendment to Employment Agreement between Registrant and Terry White dated as of December 31, 2006.(20)***
10.27	Form of Director and Officer Indemnification Agreement.(18)***
10.28	Lease Agreement between the Registrant and 1200 Enterprises LLC dated as of June 1, 2001.(6)
10.29	Second Amendment to Lease Agreement between the Registrant and 1200 Enterprises LLC dated January 19, 2009.(25)
10.30	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007.(21)
10.31	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007(22)
10.32	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008.(22)
10.33	Framework Agreement between Registrant and BAOLI dated November 8, 2007.(22)
10.34	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI).(22)
10.35	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI (Exhibit B to Framework Agreement).(22)
14	Code of Business Conduct and Ethics.(18)
21	List of Subsidiaries.(25)
23.1	Consent of Stonefield Josephson Inc, Independent Registered Public Accounting Firm.(25)
31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.(25)
31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.(25)
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.(25)
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.(25)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed April 15, 1998 (File No. 333-50137).

(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed November 4, 1999 (File No. 333-90293).

(3)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 4, 2000.

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed March 6, 2001 (File No. 333-56606).

(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.

(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, filed May 12, 2004.

(10)	Incorporated by reference from Registrant’s Registration Statement on Form S-3 (File No. 333-117107), filed July 2, 2004.

(11)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, filed August 11, 2004.

(12)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.

(13)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

(15)	Incorporated by reference from Registrants’ Current Report on Form 8-K filed April 4, 2005.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.

(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 11, 2005.

(18)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.

(20)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(21)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

(22)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.

(24)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(25)	Filed herewith.

**	Confidential treatment has been previously granted for certain portions of these exhibits.

***	This exhibit is a management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a) above.

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of Superconductor Technologies, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Superconductor Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the three years ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superconductor Technologies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Further, the accompanying schedule is, in our opinion, fairly stated in all material respects in relation to basic financial statements as a whole.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $225,665,000 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Stonefield Josephson, Inc.

Los Angeles, California
March 16, 2010

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$10,365,000	$7,569,000
Accounts receivable, net	462,000	355,000
Inventory, net	2,644,000	5,278,000
Prepaid expenses and other current assets	445,000	416,000

Total Current Assets	13,916,000	13,618,000
Property and equipment, net of accumulated depreciation of $21,076,000 and $19,943,000, respectively	1,832,000	2,739,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,384,000 and $2,055,000, respectively	2,163,000	2,252,000
Investment in joint venture	—	521,000
Other assets	215,000	228,000

Total Assets	$18,126,000	$19,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$467,000	$707,000
Accrued expenses	671,000	578,000
Fair value of warrant derivative	171,000	—
Current portion of capitalized lease obligations	50,000	80,000

Total Current Liabilities	1,359,000	1,365,000
Other long term liabilities	526,000	441,000

Total Liabilities	1,885,000	1,806,000
Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 22,512,033 and 17,869,030 shares issued and outstanding, respectively	23,000	18,000
Capital in excess of par value	241,882,000	230,219,000
Accumulated deficit	(225,665,000)	(212,686,000)

Total Stockholders’ Equity	16,241,000	17,552,000

Total Liabilities and Stockholders’ Equity	$18,126,000	$19,358,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending December 31
	2009	2008	2007

Net revenues:
Net commercial product revenues	$7,239,000	$6,768,000	$12,787,000
Government and other contract revenues	3,577,000	4,525,000	5,115,000

Total net revenues	10,816,000	11,293,000	17,902,000
Costs and expenses:
Cost of commercial product revenues	9,102,000	8,911,000	12,944,000
Cost of government and other contract revenues	2,552,000	3,649,000	2,906,000
Research and development	4,399,000	3,394,000	3,172,000
Selling, general and administrative	6,925,000	8,151,000	8,123,000
Restructuring expenses and impairment charges	—	141,000	—

Total costs and expenses	22,978,000	24,246,000	27,145,000

Loss from operations	(12,162,000)	(12,953,000)	(9,243,000)
Other Income and Expense
Impairment of asset for, and noncontrolling interest in, joint venture	(638,000)	—	—
Adjustments to fair value of derivatives	(171,000)	—	—
Interest income	24,000	284,000	156,000
Interest expense	(32,000)	(32,000)	(39,000)

Net loss	$(12,979,000)	$(12,701,000)	$(9,126,000)

Basic and diluted net loss per common share	$(0.65)	$(0.77)	$(0.73)

Basic and diluted weighted average number of common shares outstanding	19,842,687	16,402,509	12,487,593

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible				Capital in	Receivable
	Preferred Stock		Common Stock		Excess of	From	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Stockholder	Deficit	Total

Balance at December 31, 2006	—	$—	12,483,367	$12,000	$208,825,000	$(27,000)	$(190,859,000)	$17,951,000
Exercise of stock options			3,350		26,000			26,000
Issuance of common stock (net of costs)					(27,000)			(27,000)
Stock-based compensation			24,697		339,000			339,000
Reserve for impairment						27,000		27,000
Net loss							(9,126,000)	(9,126,000)

Balance at December 31, 2007	—	—	12,511,414	12,000	209,163,000	—	(199,985,000)	9,190,000
Exercise of stock options
Issuance of common stock (net of costs)			5,101,361	5,000	10,563,000			10,568,000
Stock-based compensation			256,255	1,000	593,000			594,000
Issuance of Series A Preferred	611,523	1,000			9,900,000			9,901,000
Net loss							(12,701,000)	(12,701,000)

Balance at December 31, 2008	611,523	1,000	17,869,030	18,000	230,219,000	—	(212,686,000)	17,552,000
Exercise of stock options
Issuance of common stock (net of costs)			3,752,005	4,000	10,452,000			10,456,000
Stock-based compensation			890,998	1,000	1,211,000			1,212,000
Issuance of Series A Preferred
Net loss							(12,979,000)	(12,979,000)

Balance at December 31, 2009	611,523	$1,000	22,512,033	$23,000	$241,882,000	$—	$(225,665,000)	$16,241,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,979,000)	$(12,701,000)	$(9,126,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,462,000	1,735,000	2,333,000
Stock-based compensation expense	1,212,000	587,000	339,000
Provision for excess and obsolete inventories	282,000	17,000	160,000
Noncontrolling interest in joint venture	117,000	—	—
Fair value of derivatives	171,000	—	—
Asset impairment for joint venture	521,000	—	—
Reserve for impairment of note and interest receivable	—	—	(583,000)
Changes in assets and liabilities:
Accounts receivable	(107,000)	2,057,000	(877,000)
Inventories	2,352,000	(1,880,000)	2,403,000
Prepaid expenses and other current assets	(147,000)	(26,000)	574,000
Patents and licenses	(240,000)	(315,000)	(169,000)
Other assets	14,000	9,000	16,000
Accounts payable and accrued expenses	(92,000)	(1,603,000)	(465,000)

Net cash used in operating activities	(7,434,000)	(12,120,000)	(5,395,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	—	26,000
Purchase of property and equipment	(226,000)	(179,000)	(191,000)
Investment in joint venture	—	(521,000)	—

Net cash used in investing activities	(226,000)	(700,000)	(165,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	—	—	4,000,000
Payments on long-term obligations	—	—	(14,000)
Net proceeds from sale of common stock and exercise of warrants and options	10,456,000	16,450,000	26,000

Net cash provided by financing activities	10,456,000	16,450,000	4,012,000

Net increase (decrease) in cash and cash equivalents	2,796,000	3,630,000	(1,548,000)
Cash and cash equivalents at beginning of year	7,569,000	3,939,000	5,487,000

Cash and cash equivalents at end of year	$10,365,000	$7,569,000	$3,939,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We maintain our headquarters in Santa Barbara, California. We develop and produce high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise, providing interference elimination and network enhancement solutions to the commercial wireless industry. In addition, we are now leveraging our key enabling technologies, including radio frequency filtering, HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits.

From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts. Since then, we have provided solutions for wireless infrastructure in the telecommunications industry. Our commercial product offerings are divided into the following three areas: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers).

Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been, and continue to provide, a significant source of revenues for us. For 2009, 2008 and 2007, government related contracts accounted for 32%, 40% and 29%, respectively, of our net revenues.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation

In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million. In 2008, we incurred a net loss of $12.7 million and had negative cash flows from operations of $12.1 million.

At December 31, 2009 we had $10.4 million in cash and cash equivalents. Our cash resources, together with our line of credit, may not be sufficient to fund our business through 2010. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. These factors leave substantial doubt about our ability to continue as a going concern. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

We sell predominantly to entities in the wireless communications industry and to entities of the United States government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Revenue Recognition

Commercial revenues are principally derived from the sale of our SuperLink, AmpLink and SuperPlex family of products and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

Contract revenues are principally generated under research and development contracts. Contract revenues are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total estimated contract costs. If the current contract estimate were to indicate a loss, utilizing the funded amount of the contract, a provision would be made for the total anticipated loss. Revenues from research-related activities are derived primarily from contracts with agencies of the United States Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. These contracts include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. There were no disposals in 2009. In 2008, we disposed of older, fully depreciated equipment with an acquisition cost of $598,000. There was no gain or loss on those dispositions.

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

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during 2009 and determined there was no impairment.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. Guidance is also provided on the accounting for related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 1995. As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $298.8 million and $169.9 million, respectively. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2009.

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

Stock-based Compensation Expense

We have in effect several equity incentive plans under which stock options and awards have been granted to employees and non-employee members of the Board of Directors. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment and periodic vesting.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	2009	2008	2007

Cost of revenue	$32,000	$22,000	$14,000
Research and development	287,000	122,000	56,000
Selling, general and administrative	893,000	443,000	269,000

	$1,212,000	$587,000	$339,000

The impact to the Consolidated Statement of Operations for 2009, 2008 and 2007 on basic and diluted earnings per share was $0.06, $0.04 and $0.03, respectively. No stock compensation cost was capitalized during the periods.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We estimate that the carrying amount of debt approximates fair value based on our current incremental borrowing rates for similar types of borrowing arrangements.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. We currently derive net commercial product revenues primarily from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the condensed consolidated statement of operations for all periods presented.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2009, we had two customers that represented 51% and 11% of total net revenues and 38% of accounts receivable. In 2008, these two customers represented 44% and 13% of total net revenues and 7% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance was effective for fiscal years beginning after November 15, 2009. Implementation did not have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. We do not expect that implementation of this guidance will have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation has not had a material impact on our consolidated financial position or results of operations.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position or results of operations.

Note 3 —	Short Term Borrowings

We have a line of credit with a bank. There was no amount outstanding under this borrowing facility at December 31, 2009. The line of credit expires July 2010 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Any advances would bear interest at the bank’s prime rate (4.0% at December 31, 2009) plus 2.50% subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

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

Note 4 —	Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2009, 2008 and 2007.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2009, 2008 and 2007 as follows:

	2009	2008	2007

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8
Impairment of Goodwill (not deductible for tax)	—	—	—

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2009	2008

Loss carryforwards	$112,187,000	$108,940,000
Capitalized research and development	1,102,000	1,468,000
Depreciation	2,582,000	2,541,000
Tax credits	3,984,000	3,916,000
Inventory	330,000	343,000
Acquired intellectual property	(90,000)	(90,000)
Other	514,000	540,000
Less: valuation allowance	(120,609,000)	(117,658,000)

	$—	$—

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance increased by $2,951,000 in 2009, $2,376,000 in 2008, and $3,129,000 in 2007.

As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $298.8 million and $169.9 million, respectively, which expire in the years 2010 through 2029. Of these amounts $80.9 million and $23.5 million, respectively, resulted from the acquisition of Conductus. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.1 million and $1.4 million, respectively, which expire in the years 2010 through 2029. Of these amounts $549,000 and $581,000, respectively resulted from the acquisition of Conductus.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards and other tax attributes based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, and June 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent four ownership changes, which occurred in February 1999, February 2001, December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards will be subject to annual limitation upon utilization in future periods. We are currently studying the impact of these Section 382 limitations on the future realizability of our various tax attributes.

Note 5 —	Stockholders’ Equity

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred at date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

Common Stock

In a registered direct offering completed in June 2009 we raised proceeds of $10.5 million, net of offering costs of $800,000, from the sale of 3,752,005 shares of common stock at $3.00 per share based on a negotiated discount to market.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In a registered direct offering completed in May 2008 we raised net proceeds of $5.6 million, net of offering costs of $442,000, from the sale of 2,000,000 shares of common stock at $3.00 per share based on a negotiated discount to market. For both the 2008 and 2009 offerings, we determined the offering price based principally on negotiations between us, the placement agent and the selected institutional investors and on our consideration of the closing prices (including high, low and average prices) and trading volumes of our common stock on the Nasdaq Capital Market primarily during the 30 trading days proceeding the date we determined the offering price.

As noted above, in February 2008, we issued to BAOLI and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash net of offering costs of $89,000.

Other than the $4.0 million cash deposit on the BAOLI stock sale described above, we raised no money from the sale of our common stock in 2007.

Equity Awards

At December 31, 2009, we have four equity award option plans, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

At December 31, 2009, 213,380 shares of common stock were available for future grants under the 2003 Equity Incentive Plan.

There were no stock option exercises in 2009 or 2008 and 3,350 shares were issued upon option exercises in 2007.

We did not grant stock options in 2009. For 2008 and 2007, the weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2008	2007

Per share fair value at grant date	$3.57	$2.15
Risk free interest rate	2.47%	4.34%
Expected volatility	109%	98%
Dividend yield	0%	0%
Expected life in years	4.0	4.0

The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 3 or 4 year vesting term and a 10 year contractual term. Options vest at 33% or 25%, respectively, after one year and thereafter vest ratably on a monthly basis. Options to Board Members have a 10 year contractual term and vest 50% after one year and 50% after two years. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% aggregate forfeiture rate based on historical stock option cancellation rates over the last 4 years.

At December 31, 2009, 213,380 shares of common stock were available for future grants and options covering 1,144,876 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2009 was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 2006	1,154,941	$38.33
Granted	45,670	2.96
Canceled	(455,403)	41.68
Exercised	(3,350)	7.42

Outstanding at December 31, 2007	741,858	34.24
Granted	576,590	4.83
Canceled	(84,423)	9.60
Exercised	—	—

Outstanding at December 31, 2008	1,234,025	22.18
Granted	—	—
Canceled	(89,149)	48.20
Exercised	—	—

Outstanding at December 31, 2009	1,144,876	$20.16

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2009:

		Weighted
		Average		Exercisable
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$1.43 — $4.90	205,600	7.58	$3.67	132,249	$3.65
5.12 — 5.80	412,912	8.13	5.12	312,090	5.12
6.70 — 7.02	232,500	5.39	6.90	232,500	6.90
8.00 — 39.38	158,978	1.88	19.28	158,978	19.28
40.00 — 493.75	134,886	.89	115.22	134,886	115.22

	1,144,876	5.75	$20.16	970,703	$22.96

Our outstanding options expire on various dates through July 2018. The weighted-average contractual term of outstanding options is 5.75 years and the weighted-average contractual term of currently exercisable stock options is slightly less than 5.75 years. At December 31, 2009, outstanding options covering 15,700 shares, with an intrinsic value of $28,000, had an exercise price less than the current market value and 11,838 of these shares, with an intrinsic value of $21,000 were exercisable. The number of options exercisable and weighted average exercise price at December 31, 2008 and 2007 totaled 674,061 and $36.67 and 663,174 and $37.87, respectively.

In May 2009, we issued awards covering 55,000 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share weighted average grant-date fair value was $3.24. In January 2009, we issued awards covering 835,998 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share weighted average grant-date fair value was $1.00. In

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 2008, we issued awards covering 20,000 shares of restricted stock, all vesting after two years of service, with a per share weighted average grant-date fair value of $1.62. A 10% aggregate forfeiture rate was assumed for all awards.

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

The impact of all equity awards on the condensed consolidated statements of operations for 2009 was an expense of $1.2 million and $0.06 on basic and diluted earnings per share. The 2008 and 2007 impact on net income was an expense of $587,000 and $339,000, respectively, and $0.04 and $0.03 on basic and diluted earnings per share, respectively. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested option awards not yet recognized was $1.1 million and the weighted-average period over which the cost is expected to be recognized is 1.2 years. The total compensation cost related to non-vested stock awards not yet recognized was $318,000, and the weighted-average period over which the cost is expected to be recognized is 8 months.

Warrants

The following is a summary of outstanding warrants at December 31, 2009:

	Common Shares
		Currently	Price per
	Total	Exercisable	Share	Expiration Date

Warrants related to August 2005 financing	608,237	608,237	$6.25	August 16, 2010	***
Warrants related to April 2004 financing	10,000	10,000	$18.50	April 28, 2011	*

Total	618,237	618,237

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	These warrants contain special anti-dilution adjustment provisions relating to the price of other issuances. Under the issuances in 2009, the exercise price of these warrants was adjusted to $6.25.

We determined that the 608,237 warrants related to issuance of common stock are subject to fair value accounting as a derivative. Using the Black-Scholes valuation model, the significant weighted average assumptions for estimating the fair value of these warrants at December 31, 2009 were as follows: expected life of 8 months; risk free interest rate of 0.2%; expected volatility of 118% and; dividend yield of 0%. The December 31, 2009 fair value of those warrants was estimated to be $171,000.

No warrants were exercised during 2009 and 2008. During 2007, the BAOLI offering caused the exercise price and the number of shares of certain warrants issued in 2004 to be adjusted to $8.34 and 110,880, respectively. In November 2007, the holder of these warrants elected the net exercise provision of this warrant, and received 24,697 shares of our common stock.

Note 6 —	Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan; however, contributions by us are made at the discretion of management. We contributed $241,000 to the 401(k) Plan in 2009 and $287,000 in 2008 and made no contributions to the 401(k) Plan in 2007.

Note 7 —	Commitments and Contingencies

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

For 2009, 2008 and 2007, rent expense was $1,126,000, $1,122,000 and $1,104,000, respectively.

Capital Leases

We leased certain property and equipment under a capital lease arrangement that expired in 2007.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2010 to 2020. Royalty expenses totaled $161,000 in 2009, $150,000 in 2008 and $172,000 in 2007. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating and capital leases and license obligations are as follows:

		Operating
Years Ended December 31,	Licenses	Leases

2010	$175,000	$1,307,000
2011	175,000	1,338,000
2012	175,000	1,369,000
2013	175,000	1,401,000
2014	180,000	1,442,000
Thereafter	930,000	2,884,000

Total payments	$1,810,000	$9,741,000

Note 8 —	Contractual Guarantees and Indemnities

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short Term Borrowings

We have a line of credit with a bank. The line of credit expires July 2010 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances under the agreement (See Note 3) are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. Under the terms of the agreement, if the bank determines that there is a material adverse change in our business, they can exercise all their rights and remedies under the agreement, including demanding immediate payment of outstanding amounts. There was no amount outstanding under this facility during 2009.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Contingency

We had a contract to deliver several custom products to a government contractor, with respect to which delivery of the product was delayed because we were unable to manufacture the products for technical reasons. In December 2008, new terms and amended specifications were agreed upon and in September 2009 we delivered and the customer accepted the products.

Note 9 —	Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operation or cash flow.

Note 10 — Earnings Per Share

Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2009	2008	2007

Outstanding stock options	1,144,876	1,234,025	741,858
Outstanding stock awards	910,998	20,000	331,000
Outstanding warrants	618,237	352,466	468,745

Total	2,674,111	1,606,491	1,541,603

Note 11 — Restructuring Expenses and Impairment Charges

There were no restructuring expenses or impairment charges in 2009 or 2007. In December 2008, we initiated an effort to reduce our cost structure and incurred $141,000 in severance related expense. Severance expense included in cost of goods sold was $19,000 and severance expense included in operating expenses was $122,000.

Note 12 —	Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31,	December 31,
	2009	2008

Accounts receivable:
Accounts receivable-trade	$204,000	$110,000
U.S. government accounts receivable-billed	269,000	320,000
Less: allowance for doubtful accounts	(11,000)	(75,000)

	$462,000	$355,000

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2009	2008

Inventories:
Raw materials	$2,010,000	$2,753,000
Work-in-process	543,000	1,038,000
Finished goods	919,000	2,348,000
Less: inventory reserves	(828,000)	(861,000)

	$2,644,000	$5,278,000

	December 31,	December 31,
	2009	2008

Property and Equipment:
Equipment	$15,743,000	$15,537,000
Leasehold improvements	6,761,000	6,741,000
Furniture and fixtures	404,000	404,000

	22,908,000	22,682,000
Less: accumulated depreciation and amortization	(21,076,000)	(19,943,000)

	$1,832,000	$2,739,000

Depreciation expense amounted to $1,134,000, $1,401,000 and $1,877,000 respectively, in 2009, 2008 and 2007. In 2007 and 2008, we disposed of older, fully depreciated equipment with an acquisition cost of $1,344,000 and $598,000, respectively. There were no gains or losses from these dispositions.

	December 31,	December 31,
	2009	2008

Patents and Licenses:
Patents pending	$1,118,000	$940,000
Patents issued	1,141,000	1,059,000
Less accumulated amortization	(477,000)	(409,000)

Net patents issued	664,000	650,000
Licenses pending	18,000	39,000
Licenses	563,000	563,000
Less accumulated amortization	(200,000)	(167,000)

Net licenses Issued	363,000	396,000
Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,479,000)

Net purchased technology	—	227,000

	$2,163,000	$2,252,000

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to these items totaled $328,000, $334,000 and $331,000 respectively in 2009, 2008 and 2007. Amortization expenses related to these items are expected to total $105,000 in 2010 and 2011.

	December 31,	December 31,
	2009	2008

Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$107,000	$12,000
Compensated absences	397,000	375,000
Compensation related	39,000	12,000
Warranty reserve	255,000	261,000
Deferred rent	384,000	325,000
Other	236,000	114,000

Total	1,418,000	1,099,000
Less current portion	(892,000)	(658,000)

Long term portion	$526,000	$441,000

	2009	2008	2007

Warranty Reserve Activity:
Beginning balance	$261,000	$380,000	$428,000
Additions	17,000	41,000	75,000
Deductions	(23,000)	(160,000)	(123,000)

Ending balance	$255,000	$261,000	$380,000

Lease Abandonment Costs:
Beginning balance	—	—	$8,000
Additions	—	—	—
Transfers from unfavorable lease costs	—	—	—
Deductions		—	(8,000)

Ending balance	$—	$—	$—

Product Line Exit Costs:
Beginning balance	—	—	$319,000
Additions	—	—	—
Deductions	—	—	(319,000)
Change in estimate relating to previous exit costs accrual	—	—	—

Ending balance	$—	$—	$—

Severance Costs:
Beginning balance	—	—	$32,000
Additions	—	141,000	—
Deductions	—	—	(32,000)

Ending balance	$—	$141,000	$—

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information:

	2009	2008	2007

Cash paid for interest	$32,000	$32,000	$32,000

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009
Net revenues(1)	$1,677,000	$2,631,000	$4,292,000	$2,216,000
Loss from operations(2)	3,496,000	3,286,000	2,179,000	3,201,000
Net loss	3,542,000	4,108,000	1,819,000	3,510,000
Basic and diluted loss per common share	$(0.20)	$(0.23)	$(0.08)	$(0.16)
Weighted average number of shares outstanding	17,869,030	18,170,470	21,621,035	21,621,035
2008
Net revenues(1)	$3,471,000	$2,949,000	$3,595,000	$1,278,000
Loss from operations(2)	2,398,000	3,411,000	3,294,000	3,850,000
Net loss	2,308,000	3,349,000	3,235,000	3,809,000
Basic and diluted loss per common share	$(0.17)	$(0.21)	$(0.18)	$(0.21)
Weighted average number of shares outstanding	13,636,083	16,316,072	17,750,761	17,869,030

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.

(2)	Includes increased reserve for inventory obsolescence of $12,000, $90,000, $90,000 and $90,000, respectively, in the 2009 quarters and $0, $15,000, $0 and $2,000, respectively, in the 2008 quarters.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

	Additions
		Charged to	Charged to
	Beginning	Costs &	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance

2009
Allowance for Uncollectible Accounts	$75,000	$—	$—	$(64,000)	$11,000
Reserve for Inventory Obsolescence	861,000	611,000	—	(644,000)	828,000
Reserve for Warranty	261,000	43,000	—	(49,000)	255,000
Deferred Tax Asset Valuation Allowance	117,658,000	2,951,000	—	—	120,609,000
2008
Allowance for Uncollectible Accounts	75,000	—	—	—	75,000
Reserve for Inventory Obsolescence	1,015,000	17,000	—	(171,000)	861,000
Reserve for Warranty	380,000	41,000	—	(160,000)	261,000
Deferred Tax Asset Valuation Allowance	115,282,000	2,376,000	—	—	117,658,000
2007
Allowance for Uncollectible Accounts	75,000	—	—	—	75,000
Impairment for Notes Receivable from Stockholder	1,007,000	(583,000)	—	(424,000)	—
Reserve for Inventory Obsolescence	1,367,000	(195,000)	—	(157,000)	1,015,000
Reserve for Warranty	428,000	75,000	—	(123,000)	380,000
Deferred Tax Asset Valuation Allowance	$112,153,000	$3,129,000	$—	$—	$115,282,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2010

/s/ William J. Buchanan William J. Buchanan	Controller (Principal Accounting Officer) (Principal Financial Officer)	March 17, 2010

/s/ David W. Vellequette David W. Vellequette	Director	March 17, 2010

/s/ Lynn J. Davis Lynn J. Davis	Director	March 17, 2010

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 17, 2010

/s/ Martin A. Kaplan Martin A. Kaplan	Director	March 17, 2010

/s/ John D. Lockton John D. Lockton	Chairman of the Board	March 17, 2010