Form 10-Q
period 2010-04-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2010-05-05
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
( Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The registrant had 22,404,513 shares of the common stock outstanding as of the close of business on May 1, 2010.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended April 3, 2010

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
     For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2009.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3, 2010	March 28, 2009
Net revenues:
Commercial product revenues	$2,334,000	$1,131,000
Government and other contract revenues	1,081,000	546,000

Total net revenues	3,415,000	1,677,000

Costs and expenses:
Cost of commercial product revenues	2,386,000	1,797,000
Cost of government and other contract revenue	774,000	569,000
Research and development	1,010,000	1,084,000
Selling, general and administrative	1,783,000	1,723,000

Total costs and expenses	5,953,000	5,173,000

Loss from operations	(2,538,000)	(3,496,000)

Other Income and Expense:
Noncontrolling interest in joint venture	—	(50,000)
Adjustments to fair value of derivatives	42,000	—
Interest income	1,000	13,000
Interest expense	(7,000)	(9,000)

Net loss	$(2,502,000)	$(3,542,000)

Basic and diluted loss per common share	$(0.11)	$(0.20)

Basic and diluted weighted average number of common shares outstanding	21,808,816	17,869,030

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	December 31,
	2010	2009
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$8,535,000	$10,365,000
Accounts receivable, net	742,000	462,000
Inventory, net	2,265,000	2,644,000
Prepaid expenses and other current assets	261,000	445,000

Total Current Assets	11,803,000	13,916,000

Property and equipment, net of accumulated depreciation of $21,309,000 and $21,076,000, respectively	1,678,000	1,832,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,407,000 and $2,384,000, respectively	2,206,000	2,163,000
Other assets	205,000	215,000

Total Assets	$15,892,000	$18,126,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$810,000	$467,000
Accrued expenses	937,000	671,000
Fair value of warrant derivative	129,000	171,000
Current portion of capitalized lease obligations	45,000	50,000

Total Current Liabilities	1,921,000	1,359,000

Other long term liabilities	571,000	526,000

Total Liabilities	2,492,000	1,885,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 22,404,513 and 22,512,033 shares issued and outstanding, respectively	23,000	23,000
Capital in excess of par value	241,543,000	241,882,000
Accumulated deficit	(228,167,000)	(225,665,000)

Total Stockholders’ Equity	13,400,000	16,241,000

Total Liabilities and Stockholders’ Equity	$15,892,000	$18,126,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.
Note-December 31, 2009 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2010	March 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,502,000)	$(3,542,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	258,000	404,000
Stock-based compensation expense	234,000	260,000
Provision for excess and obsolete inventories	90,000	12,000
Noncontrolling interest in joint venture	—	50,000
Fair value of derivatives	(42,000)	—
Changes in assets and liabilities:
Accounts receivable	(280,000)	(187,000)
Inventory	289,000	246,000
Prepaid expenses and other current assets	185,000	65,000
Patents and licenses	(66,000)	(26,000)
Other assets	9,000	6,000
Accounts payable and accrued expenses	648,000	232,000

Net cash used in operating activities	(1,177,000)	(2,480,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80,000)	(25,000)
Investment in joint venture	—	14,000

Net cash used in investing activities	(80,000)	(11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(573,000)	—

Net cash used in financing activities	(573,000)	—

Net decrease in cash and cash equivalents	(1,830,000)	(2,491,000)
Cash and cash equivalents at beginning of period	10,365,000	7,568,000

Cash and cash equivalents at end of period	$8,535,000	$5,077,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
     Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We maintain our headquarters in Santa Barbara, California. We develop and produce high temperature superconducting (“HTS”) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise, providing interference elimination and network enhancement solutions to the commercial wireless industry. In addition, we are now leveraging our key enabling technologies, including radio frequency filtering, HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits, as well as government products and reconfigurable handset filters.
     From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts. Since then, we have provided solutions for wireless infrastructure in the telecommunications industry. Our commercial product offerings are divided into the following three areas: SuperLink® (high-temperature superconducting filters), AmpLink® (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers).
     Our commercial efforts have been focused on the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications, including our SuperLink, AmpLink, and SuperPlex products. For the three months ended April 3, 2010 and March 28, 2009, commercial revenues accounted for 68% and 67%, respectively, of our net revenues.
     We also generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. For the three months ended April 3, 2010 and March 28, 2009, government related contracts accounted for 32% and 33%, respectively, of our net revenues.
     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2009. The results of operations for the three months ended April 3, 2010 are not necessarily indicative of the results for all of 2010.
2. Summary of Significant Accounting Policies
Basis of Presentation
     For the three months ended April 3, 2010, we incurred a net loss of $2.5 million and negative cash flows from operations of $1.2 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million.
     At April 3, 2010, we had $8.5 million in cash and cash equivalents. Our cash resources, together with our line of credit, may not be sufficient to fund our business through 2010. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. These factors raise substantial doubt about our ability to continue as a going concern. Because of the uncertainty of these factors, we intend to raise funds to meet our working capital needs, most likely, in the next two quarters. We cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

     Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our financial statements have been prepared assuming that we will continue as a going concern.
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
Research and Development Costs
     Research and development costs are expensed as incurred and include salary, facility, depreciation and material expenses. Research and development costs are charged to research and development expense. Research and development costs incurred solely in connection with research and development contracts are charged to government and other contract expense.
Inventories
     Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs, utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are expensed immediately.
Property and Equipment
     Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life, ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses.
Patents, Licenses and Purchased Technology
     Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately 17 years. Purchased technology acquired through the acquisition of Conductus, Inc. in 2002 was recorded at our estimated fair value and was amortized using the straight-line method over seven years.
Long-Lived Assets
     The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in our business are written off in the period identified since they are no longer expected to generate any positive cash flows for us. Long-lived assets that continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value. We tested our long lived assets for recoverability during 2009 and did not believe that there was any impairment.
     While we believe the expected cash flows from our long-lived assets, including intangible assets, exceed their carrying amounts, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude, in future impairment tests, that the estimated fair value of our long-lived assets, including intangible assets, is less than their book value and recognize an impairment charge. Any impairment charge would adversely affect our earnings.
Other Investments
     We use the equity method of accounting for our joint venture with Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) in China. We have agreed to license certain technology for our SuperLink interference elimination solution for the China market to this joint venture where we own 45 percent of the equity. In 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab and field trial activities in China. The lab and field trial was successfully completed in 2008. In 2009 we successfully completed field trials in the existing China 2G market using our SuperLink solution. At December 31, 2009, we also recorded a $521,000 loss for impairment of our investment in the joint venture. In 2010 the 2G trials continued in various locations. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions, including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from BAOLI. There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis.
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
Income Taxes
     We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This framework uses a two-step approach under which a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 1995. As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $298.8 million and $169.9 million, respectively. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.
Marketing Costs
     All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended April 3, 2010 and March 28, 2009.
Net Loss Per Share
     Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
     We have in effect several equity incentive plans under which stock options and awards have been granted to employees and non-employee members of the Board of Directors. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment and periodic vesting. We did not grant options in the quarters ended April 3, 2010 and March 28, 2009.
     The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock.
     The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	Three months ended
	April 3, 2010	March 28, 2009
Cost of Revenue	$5,000	$7,000
Research and development	56,000	65,000
Selling, general and administrative	173,000	188,000

Total stock-based compensation expense	$234,000	$260,000

Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to litigation. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
Fair Value of Financial Instruments
     We have estimated the fair value of our financial instruments using the available market information and valuation methodologies considered to be appropriate and have determined that the book value of our cash and cash equivalents, accounts receivables, inventories, prepaid expenses and accrued expenses approximate fair value.
Comprehensive Income (Loss)
     We have no items of other comprehensive income in any period presented and consequently have not presented a statement of comprehensive income (loss).
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
Certain Risks and Uncertainties
     Our long-term prospects are dependent upon the continued and increased market acceptance for the products.
     We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. For the quarter ended April 3, 2010, we had two customers that represented 60% and 7% of total net revenues and 38% of accounts receivable. In 2009, these two customers represented 51% and 11% of total net revenues and 38% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board issued updated guidance related to subsequent events. As a result of this updated guidance, we must still evaluate subsequent events through the issuance date of our financial statements; however, we are not required to disclose that date in our financial statement disclosures. This amended guidance became effective upon its issuance on February 24, 2010. We adopted this updated guidance effective as of this date, and all subsequent event references in our Securities and Exchange Commission filings will reflect these amended disclosure requirements.
     We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
3. Short Term Borrowings
     We have a line of credit with a bank. There was no amount outstanding under this borrowing facility at April 3, 2010. The line of credit expires in July 2010 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Any advances bear interest at the bank’s prime rate (4.0% at April 3, 2010) plus 2.50%, subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
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
4. Stockholders’ Equity
     The following is a summary of stockholders’ equity transactions for the three months ended April 3, 2010:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2009	611,523	$1,000	22,512,033	$23,000	$241,882,000	($225,665,000)	$16,241,000
Cancellation of common stock			(538)
Repurchase of common stock to satisfy withholding obligations			(181,982)		(573,000)		(573,000)
Issuance of awards and stock based compensation			75,000		234,000		234,000
Net loss						(2,502,000)	(2,502,000)

Balance at April 3, 2010	611,523	$1,000	22,404,513	$23,000	$241,543,000	$(228,167,000)	$13,400,000

Stock Options
     At April 3, 2010, we had four equity award option plans, the nonstatutory 1992 Directors Stock Option Plan, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant. There were no stock option grants or exercises during the three months ended April 3, 2010 or during the three months ended March 28, 2009.
     The impact of stock options to the Consolidated Statements of Operations was $129,000 on net income and $0.01 on basic and diluted earnings per share for the quarter ended April 3, 2010 and $131,000 on net income and $0.01 on basic and diluted earnings per share for the quarter ended March 28, 2009. No stock compensation cost was capitalized during either period. At April 3, 2010, the total compensation cost related to non-vested awards not yet recognized was $0.9 million and the weighted-average period over which the cost is expected to be recognized was 1.1 years.
     The following is a summary of stock option transactions under our stock option plans during the quarter ended April 3, 2010:

			Weighted Average	Number of Options	Weighted Average
	Number of Shares	Price Per Share	Exercise Price	Exercisable	Exercise Price
Balance at December 31, 2009	1,144,876	$1.43 - $493.75	$20.16	970,703	$22.96
Granted	—	—	—
Exercised	—	—	—
Canceled	(164,581)	$10.00 - $493.75	$81.06

Balance at April 3, 2010	980,295	$1.43 - $356.25	$9.93	857,177	$10.73

     The outstanding options expire on various dates through the end of July 2018. The weighted-average contractual term of options outstanding is 6.4 years and the weighted-average contractual term of stock options currently exercisable is slightly more than 6 years. The exercise prices for these options range from $1.43 to $356.25 per share, for an aggregate exercise price of approximately $9.7 million. At April 3, 2010, outstanding options covering 23,000 shares, with an intrinsic value of $67,000, had an exercise price less than the current market value and 20,175 of these options, with an intrinsic value of $59,000 were exercisable.
Restricted Stock Awards
     In February 2010, we issued 75,000 restricted stock awards that have performance and service conditions, and generally vest over four years. The per share weighted average grant-date fair value was $3.12. In May 2009, we issued awards covering 55,000 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share weighted average grant-date fair value was $3.24. In January 2009, we issued awards covering 835,998 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share weighted average grant-date fair value was $1.00. In January 2010, 50%, or 417,999, of these 835,998 awards vested and we issued 236,017 shares and repurchased 181,982 shares for statutory minimum tax withholding requirements. The 181,982 repurchased shares had a fair value of $573,000 based on our closing share price of $3.15 on their vest date. In September 2008, we issued awards covering 20,000 shares of restricted stock, all vesting after two years of service, with a per share weighted average grant-date fair value of $1.62.
     The impact of restricted stock awards to the Consolidated Statements of Operations was $105,000 on net income and zero on basic and diluted earnings per share for the three months ended April 3, 2010 and $129,000 on net income and $0.01 on basic and diluted earnings per share for the quarter ended March 28, 2009. No stock compensation cost was capitalized during either period. As of April 3, 2010, the total compensation cost related to non-vested awards not yet recognized was $0.5 million and the weighted-average period over which the cost is expected to be recognized was 11 months.
Warrants
     The following is a summary of outstanding warrants at April 3, 2010:

	Common Shares
		Currently
	Total	Exercisable	Price per Share	Expiration Date
Warrants related to August 2005 financing
	608,237	608,237	$6.25	August 16, 2010* **

Warrants related to April 2004 financing	10,000	10,000	$18.50	April 28, 2011*

Total	618,237	618,237

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	These warrants contain special anti-dilution adjustment provisions relating to the price of other issuances. Under the issuances in 2009, the exercise price of these warrants was adjusted to $6.25.
     We determined that the 608,237 warrants related to issuance of common stock are subject to fair value accounting as a derivative. Using the Black-Scholes valuation model, the significant weighted average assumptions for estimating the fair value of these warrants at April 3, 2010 were as follows: expected life of 4.5 months; risk free interest rate of 0.2%; expected volatility of 117% and; dividend yield of 0%. The April 3, 2010 fair value of those warrants was estimated to be $129,315.
5. Earnings Per Share
     Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.
     Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	April 3, 2010	March 28, 2009
Outstanding stock options	980,295	1,215,005
Outstanding stock awards	567,999	855,998
Outstanding warrants	618,237	352,466

Total	2,166,531	2,423,469

6. Commitments and Contingencies
Operating Leases
     We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
     For the three months ended April 3, 2010 and March 28, 2009, rent expense was $286,000 and $282,000, respectively.
Patents and Licenses
     We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2010 to 2020. For the three months ended April 3, 2010 and March 28, 2009, royalty expense totaled $46,000 and $38,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date.
     The minimum lease payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases
Remainder of 2010	$175,000	$988,000
2011	175,000	1,338,000
2012	175,000	1,369,000
2013	175,000	1,401,000
2014	180,000	1,442,000
Thereafter	930,000	2,884,000

Total payments	$1,810,000	$9,422,000

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
Intellectual Property Indemnities

          We indemnify certain customers and our contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to our products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, we are unable to determine the maximum amount of losses that we could incur related to such indemnifications.
Director and Officer Indemnities and Contractual Guarantees
          We have entered into indemnification agreements with our directors and executive officers which require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnification obligations may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnification obligations. Historically, any amounts payable pursuant to such director and officer indemnification obligations have not had a material negative effect on our business, financial condition or results of operations.
          We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.
General Contractual Indemnities/Products Liability
          During the normal course of business, we agree to indemnify customers for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnification obligations cannot be determined until a lawsuit has been filed against a customer, we are unable to determine the maximum amount of losses that it could incur relating to such indemnification obligations. Historically, any amounts payable pursuant to such indemnification obligations have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance which may provide a source of recovery to us in the event of an indemnification claim.
Short Term Borrowings
          We have a line of credit with a bank. Advances (if any) under the line of credit are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. If the bank determines that there is a material adverse change in our business, it may declare a default and exercise all our rights and remedies under the agreement. There was no amount outstanding under this facility at April 3, 2010. See Note 3—Short Term Borrowings.
8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
     Balance Sheet Data:

	April 3, 2010	December 31, 2009
Accounts receivable:
Accounts receivable-trade	$292,000	$204,000
United States government accounts receivable-billed	459,000	269,000
Less: allowance for doubtful accounts	(9,000)	(11,000)

	$742,000	$462,000

	April 3, 2010	December 31, 2009
Inventories:
Raw materials	$1,770,000	$2,010,000
Work-in-process	690,000	543,000
Finished goods	717,000	919,000
Less inventory reserve	(912,000)	(828,000)

	$2,265,000	$2,644,000

	April 3, 2010	December 31, 2009
Property and Equipment:
Equipment	$15,823,000	$15,743,000
Leasehold improvements	6,760,000	6,761,000
Furniture and fixtures	404,000	404,000

	22,987,000	22,908,000
Less: accumulated depreciation and amortization	(21,309,000)	(21,076,000)

	$1,678,000	$1,832,000

     Depreciation expense amounted to $234,000 and $321,000 for the three month periods ended April 3, 2010 and March 28, 2009, respectively.

	April 3, 2010	December 31, 2009
Patents and Licenses:
Patents pending	$1,186,000	$1,118,000

Patents issued	1,139,000	1,141,000
Less accumulated amortization	(495,000)	(477,000)

Net patents issued	644,000	664,000

Licenses Pending	19,000	18,000

Licenses Issued	563,000	563,000
Less accumulated amortization	(206,000)	(200,000)

Net licenses	357,000	363,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$2,206,000	$2,163,000

     Amortization expense related to these items totaled $24,000 and $83,000, for the three month periods ended April 3, 2010 and March 28, 2009, respectively. Amortization expenses are expected to total: $78,000 for the remainder of 2010; $104,000 in each of 2011 and 2012; $99,000 in 2013; and $91,000 in 2014.

	April 3, 2010	December 31, 2009
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$284,000	$107,000
Compensated Absences	376,000	397,000
Compensation related	63,000	39,000
Warranty reserve	291,000	255,000
Deferred rent	398,000	384,000
Other	269,000	236,000

	1,681,000	1,418,000
Less current portion	1,110,000	(892,000)

Long term portion	$571,000	$526,000

	For the three months ended,
	April 3, 2010	March 28, 2009
Warranty Reserve Activity:
Beginning balance	$255,000	$261,000
Additions	42,000	7,000
Deductions	(6,000)	(13,000)

Ending balance	$291,000	$255,000

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
Our Proprietary Technology
          We are focused on research and development to maintain our technological edge. As of April 3, 2010 we had 36 employees in our research and development division; 10 of our employees have Ph.D.s, and 15 others hold advanced degrees, in physics, materials science, electrical engineering and other fields. Our development efforts over the last 22 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of April 3, 2010, we held 58 U.S. patents in the following categories:
•	8 patents for technologies directed toward producing thin-film materials and structures. We have developed a proprietary state of the art manufacturing process for producing HTS thin-films of the highest quality.
•	32 patents for cryogenic and non-microwave circuit designs. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.
•	17 patents covering cryogenics, packaging and systems. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.
•	1 patent covering other superconducting technologies.
          As of April 3, 2010, we also had 19 issued foreign patents, 21 U.S. patent applications pending and 60 foreign applications patents pending.
     We are currently focusing our efforts on applications in areas such as:
•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. We are leveraging our unique filtering technology to pursue wireless business on multiple fronts: capturing wireless business with tier one U.S. wireless carriers for the LTE (Long Term Evolution) 4G network build out, and developing our advanced reconfigurable filtering technology, which has the potential to drastically reduce the size and cost of mobile devices.

•	Superconducting Power Applications. We are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. A variety of large, high potential, initial target markets have been identified for our 2G HTS wire including: energy (wind turbines, smart grid), industrial (motors, generators) and healthcare (MRI) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders, United States National Labs and the Department of Energy. In August 2009, we renewed our two year Cooperative Research and Development Agreement with Los Alamos National Laboratory. These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.
•	Government Products. As the worldwide leader in developing tunable HTS filter systems for military applications, we continue to be a crucial partner in the U.S. government’s future success. Our high-performance HTS filter systems have been proven to increase the detection range, reduce interference, and in some cases, detect signals that were previously undetectable with conventional technology. Currently, we actively participate in the development of technologies for application in military communications, signals intelligence, and electronic warfare.
          Our development efforts can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2009.
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
          We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T Mobility, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T Mobility each accounted for 10% or more of our commercial revenues in the three months ended April 3, 2010 and for all of 2009. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base-station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Form 10-K for 2009.

Joint Ventures
          From time to time we may pursue joint ventures with other entities to commercialize our technology. In particular, we have agreed to license certain technology for our SuperLink interference elimination solution for the China market to a joint venture where we own 45 percent of the equity. In 2008, we received orders from the joint venture for our new TD-SCDMA solution to perform lab and field trial activities in China. The lab and field trial was successfully completed in 2008. In 2009 we successfully completed field trials in the existing China 2G market using our SuperLink solution. At December 31, 2009, we also recorded a $521,000 loss for impairment of our investment in the joint venture. In 2010 the 2G trials continued in various locations with no further losses recordable under the equity method of accounting. The commencement of manufacturing and the transfer of our processes to the joint venture will be driven by product demand from the China market. The joint venture’s activities remain subject to successful product marketing efforts in addition to a number of other conditions including certain critical approvals from the Chinese and United States governments. In particular, we have been in discussions with the United States government concerning the national security implications of our joint venture and investment from Hunchun BaoLi Communication Co., Ltd. (“BAOLI”). There continues to be no assurance that these conditions will be met, or that all required approvals (if obtained) will be obtained on a timely basis. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set out in our public filings, including in particular the "Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2009.
Licenses
          From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.
          In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2009. We have not made any material changes to these policies.
Backlog
          Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $724,000 at April 3, 2010, compared to $795,000 at December 31, 2009.
Results of Operations
Quarter Ended April 3, 2010 compared to the Quarter Ended March 28, 2009
          Net revenues increased by $1.7 million, or 104%, to $3.4 million in the first quarter of 2010 from $1.7 million in the first quarter of 2009. Net revenues consist primarily of commercial product revenues and government contract revenues.
          Net commercial product revenues increased by $1.2 million, or 106%, to $2.3 million in the first quarter of 2010 from $1.1 million in the first quarter of 2009. The increase is the result of higher sales volume for our SuperLink products. The average sales prices for our products were unchanged. Our three largest customers accounted for 99% of our total net commercial product revenues in the first quarter of 2010, compared to 98% in the first quarter of 2009. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

          Government contract and other revenues increased by $0.5 million, or 98%, from $0.6 million in the first quarter of 2009 to $1.1 million in the first quarter of 2010. This increase is attributable to the completion of the first phase of a major contract and a funding gap before the second phase of that contract was funded in our second quarter of 2009. There was no such delay in the first quarter of 2010.
          Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues increased to $2.4 million in the first quarter of 2010 compared to $1.8 million for the first quarter of 2009, an increase of $0.6 million, or 33%. The higher costs resulted principally from higher production as a result of higher sales. Our expense provision for obsolete inventories totaled $90,000 in the first quarter of 2010 compared to $12,000 in the first quarter of 2009.
          Our cost of commercial sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.
          The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	April 3, 2010		March 28, 2009
		(Dollars in thousands)

Net commercial product sales	$2,334	100.0%	$1,131	100.0%
Total cost of commercial product sales	2,386	102.2%	1,797	158.9%

Gross loss	$(52)	(2.2%)	$(666)	(58.9%)

          We had a gross loss of $52,000 in the first quarter of 2010 from the sale of our commercial products compared to a gross loss of $666,000 in the first quarter of 2009. We experienced a gross loss in the first quarters of 2010 and 2009 because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the first quarter of 2010 and 2009 was not impacted by the sale of previously written-off inventory.
          Cost of government and other contract revenues totaled $774,000 in the first quarter of 2010 compared to $569,000 in the first quarter of 2009. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. As a percentage of government and other contract revenues, these costs decreased to 72% in the first quarter of 2010 from 104% in the first quarter of 2009 because of a cost overrun on a fixed price contract completed in 2009.
          Research and development expenses relate principally to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.0 million in the first quarter of 2010 compared to $1.1 million in the same quarter of the prior year. This decrease is due to our relatively fixed engineering resources which vary inversely with the amount of those resources allocated to our government contract activities.
          Selling, general and administrative expenses totaled $1.8 million in the first quarter of 2010, compared to $1.7 million in the first quarter of the prior year. The increase resulted primarily from higher legal and public relations charges.
          Other expense included a $50,000 expense in the first quarter of 2009 from our 45 percent equity ownership of a joint venture with BAOLI in China. There was no such expense in the first quarter of 2010. The investment had been fully written off and no further losses were recordable under the equity method of accounting.
          The adjustment of the fair value expense in the first quarter of 2010 represents the treatment, as a derivative, of 608,237 warrants that are exercisable for common stock. We used the Black-Scholes valuation model to determine their fair value. There were no such charges in the first quarter of 2009.

          Interest income decreased $12,000 in the first quarter of 2010 compared to the prior year period, because of lower interest rates in 2010.
          Interest expense in the first quarter of 2010 was $2,000 lower than the comparable 2009 period due to changes in our line of credit with a bank.
          We had a net loss of $2.5 million for the quarter ended April 3, 2010, compared to a net loss of $3.5 million in the same period last year.
          The net loss available to common shareholders totaled $0.11 per common share in the first quarter of 2010, compared to a net loss of $0.20 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
          As of April 3, 2010, we had working capital of $9.9 million, compared to working capital of $12.6 million at December 31, 2009. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.
          Cash and cash equivalents decreased by $1.9 million from $10.4 million at December 31, 2009 to $8.5 million at April 3, 2010. Cash was used principally in operations and to a lesser extent for the purchase of property and equipment In addition, financing activities includes $573,000 in cash used in the first quarter of 2010 to pay for withholding taxes due from our employees upon the vesting of restricted stock awards, which those employees satisfied by the surrender of stock.
          Cash used in operations totaled $1.2 million in the first quarter of 2010. We used $2.0 million to fund the cash portion of our net loss. We also used cash to fund a $346,000 increase in accounts receivable and patents, offset by cash provided by a $1.1 million decrease in inventory and prepaid expenses and other assets, as well as an increase in accounts payable and accrued expenses.
          Net cash used in investing activities totaled $80,000 in the first quarter of 2010 compared to $11,000 in the first quarter of last year. In the first quarter of 2010 we used $80,000 to purchase property and equipment.
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
          We the exception of our stock repurchases for tax withholding, mentioned above, did not complete any financing activities in the first quarter of 2010.
          We have a line of credit with a bank. There was no amount outstanding under this borrowing facility at April 3, 2010. The line of credit expires in July 2010 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the bank’s prime rate (4.0% at April 3, 2010) plus 2.50%, subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
          We have not had any material changes outside of the ordinary course of business in our contractual obligations as specified in our Form 10-K for 2009.
Capital Expenditures
          We plan to invest approximately $1.9 million in fixed assets during the remainder of 2010.
Future Liquidity
          For the quarter ended April 3, 2010, we incurred a net loss of $2.5 million and had negative cash flows from operations of $1.2 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of

$7.4 million. Our independent registered public accounting firm has included in its audit reports for 2009 and 2008 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
          At April 3, 2010, we had $8.5 million in cash and cash equivalents. Our cash resources, together with our line of credit may not be sufficient to fund our business through 2010. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. These factors leave substantial doubt about our ability to continue as a going concern. Because of the uncertainty of these factors, we intend to raise funds to meet our working capital needs, most likely, in the next two quarters. We cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
Net Operating Loss Carryforward
          As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $298.8 million and $169.9 million, respectively, which expire in the years 2010 through 2029. Of these amounts, $80.9 million and $23.5 million, respectively, resulted from the acquisition of Conductus, Inc. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes, the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $3.1 million and $1.4 million, respectively, which expire in the years 2010 through 2029. Of these amounts, $549,000 and $581,000, respectively, resulted from the acquisition of Conductus.
          Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.
          Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards and other tax attributes based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002 and June 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent four ownership changes, which occurred in February 1999, February 2001, December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards will be subject to annual limitations upon utilization in future periods. We are currently studying the impact of these Section 382 limitations on the future realizability of our various tax attributes.
Recent Accounting Pronouncements
          In February 2010, the Financial Accounting Standards Board issued updated guidance related to subsequent events. As a result of this updated guidance, we must still evaluate subsequent events through the issuance date of our financial statements; however, we are not required to disclose that date in our financial statement disclosures. This amended guidance became effective upon its issuance on February 24, 2010. We adopted this updated guidance effective as of this date and all subsequent event references in our Securities and Exchange Commission filings will reflect these amended disclosure requirements.
          We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We do not believe that there was a material change in our exposure to market risk at April 3, 2010 compared with our market risk exposure on December 31, 2009. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our 2009 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Controller (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
          There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
          A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010. We are not aware of any material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          The following table summarizes repurchases of our stock in the quarter ended April 3, 2010:

	Total Number of Shares		Average Price Paid Per
Period	Purchased		Share
January 1-30, 2010	181,982	(1)	$3.15
January 31-February 27, 2010	—		$—
February 28-April 3, 2010	—		$—

Total	181,982		$3.15

(1)	Shares surrendered to us by employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards. These repurchases were not made pursuant to publicly announced plans or programs.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved

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

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: May 5, 2010	/s/ William J. Buchanan
William J. Buchanan
Controller

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer