Form 10-Q
period 2010-07-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2010-08-09
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010

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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
The registrant had 22,635,304 shares of common stock outstanding as of the close of business on August 2, 2010.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended July 3, 2010

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net revenues:
Net commercial product revenues	$1,738,000	$1,777,000	$4,072,000	$2,908,000
Government and other contract revenues	631,000	854,000	1,712,000	1,400,000

Total net revenues	2,369,000	2,631,000	5,784,000	4,308,000

Costs and expenses:
Cost of commercial product revenues	1,968,000	2,441,000	4,354,000	4,239,000
Cost of government and other contract revenue	375,000	665,000	1,009,000	1,234,000
Research and development	1,342,000	999,000	2,491,000	2,082,000
Selling, general and administrative	1,932,000	1,812,000	3,715,000	3,535,000

Total costs and expenses	5,617,000	5,917,000	11,569,000	11,090,000

Loss from operations	(3,248,000)	(3,286,000)	(5,785,000)	(6,782,000)

Other Income and Expense
Noncontrolling interest in joint venture	—	(37,000)	—	(87,000)
Adjustments to fair value of derivatives	127,000	(780,000)	168,000	(780,000)
Interest income	1,000	4,000	2,000	17,000
Interest expense	(7,000)	(9,000)	(14,000)	(18,000)

Net loss	$(3,127,000)	$(4,108,000)	$(5,629,000)	$(7,650,000)

Basic and diluted loss per common share	$(0.14)	$(0.23)	$(0.26)	$(0.43)

Weighted average number of common shares outstanding	21,870,717	18,170,470	21,839,430	17,904,975

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	December 31,
	2010	2009
	(Unaudited)	(See Note)

ASSETS

Current Assets:
Cash and cash equivalents	$5,532,000	$10,365,000
Accounts receivable, net	590,000	462,000
Inventory, net	2,560,000	2,644,000
Prepaid expenses and other current assets	448,000	445,000

Total Current Assets	9,130,000	13,916,000

Property and equipment, net of accumulated depreciation of $21,540,000 and $21,076,000, respectively	1,543,000	1,832,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,436,000 and $2,384,000, respectively	2,261,000	2,163,000
Other assets	206,000	215,000

Total Assets	$13,140,000	$18,126,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,126,000	$467,000
Accrued expenses	833,000	671,000
Fair value of warrant derivative	3,000	171,000
Current portion of capitalized lease obligations and long term debt	40,000	50,000

Total Current Liabilities	2,002,000	1,359,000

Other long term liabilities	583,000	526,000

Total Liabilities	2,585,000	1,885,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 22,647,011 and 22,512,033 shares issued and outstanding, respectively	23,000	23,000
Capital in excess of par value	241,825,000	241,882,000
Accumulated deficit	(231,294,000)	(225,665,000)

Total Stockholders’ Equity	10,555,000	16,241,000

Total Liabilities and Equity	$13,140,000	$18,126,000

Note-	December 31, 2009 balances were derived from audited financial statements.
See accompanying notes to the condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2010	June 27, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,629,000)	$(7,650,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517,000	784,000
Stock-based compensation expense	516,000	544,000
Provision for excess and obsolete inventories	180,000	102,000
Noncontrolling interest in joint venture	—	87,000
Fair value of derivatives	(168,000)	780,000
Changes in assets and liabilities:
Accounts receivable	(128,000)	(604,000)
Inventory	(96,000)	911,000
Prepaid expenses and other current assets	(3,000)	(281,000)
Patents, licenses and purchased technology	(151,000)	(65,000)
Other assets	9,000	7,000
Accounts payable, accrued expenses and other long- term liabilities	869,000	704,000

Net cash used in operating activities	(4,084,000)	(4,681,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture		12,000
Purchases of property and equipment	(176,000)	(131,000)

Net cash used in investing activities	(176,000)	(119,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(573,000)	—
Net proceeds from the sale of common stock	—	10,456,000

Net cash provided by (used in) financing activities	(573,000)	10,456,000

Net increase (decrease) in cash and cash equivalents	(4,833,000)	5,656,000
Cash and cash equivalents at beginning of period	10,365,000	7,569,000

Cash and cash equivalents at end of period	$5,532,000	$13,225,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
Superconductor Technologies Inc. (together with its subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987, and we maintain our headquarters in Santa Barbara, California. We are a global leader in high temperature superconductor (“HTS”) materials and related technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise, providing interference elimination and network enhancement solutions to the commercial wireless industry. In addition, we are now leveraging our key enabling technologies, including radio frequency filtering, HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits, as well as government products and reconfigurable handset filters.
From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts. Since then, we have provided solutions for wireless infrastructure in the telecommunications industry. Our current commercial product offerings are divided into the following three areas: SuperLink® (high-temperature superconducting filters), AmpLink® (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers).
Our current commercial efforts have been focused on the design, manufacture and sale of high performance infrastructure products for wireless voice and data applications, including our SuperLink®, AmpLink®, and SuperPlex products. For the six months ended July 3, 2010 and June 27, 2009, commercial revenues accounted for 70% and 68%, respectively, of our net revenues.
We also generate significant revenues from government contracts. We typically own the intellectual property developed under these contracts and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. For the six months ended July 3, 2010 and June 27, 2009, government related contracts accounted for 30% and 32%, respectively, of our net revenues.
The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments that, in our opinion, are necessary for a fair statement of the results of operations for the periods presented. The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for 2009. The results of operations for the six months ended July 3, 2010 are not necessarily indicative of the results for all of 2010.
2. Summary of Significant Accounting Policies
Basis of Presentation
For the six months ended July 3, 2010, we incurred a net loss of $5.6 million and negative cash flows from operations of $4.1 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million.
At July 3, 2010, we had $5.5 million in cash and cash equivalents. Our cash resources, together with our line of credit, may not be sufficient to fund our business through 2010. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we filed a registration statement on Form S-1 with the Securities and Exchange Commission on July 2, 2010 under which we intend to offer up to 11.5 million shares of our common stock. Nothing herein constitutes an offer of those securities for sale. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to by be accepted prior to the time the registration statement becomes effective. We can provide no assurance that the registration statement will become effective or that we will be able to complete any sale of the securities we intend to offer under such registration statement.
We cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds (including through the sale of securities under the registration statement described above), the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.
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
Accounts Receivable
We sell predominantly to entities in the wireless communications industry and to entities of the United States government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We record an allowance for doubtful accounts that represents our best estimate of the amount of probable credit losses in our existing accounts receivable based on our historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off balance sheet credit exposure related to our customers.
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
All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2003 are closed. Based on historical experience and review of current projects in process, we believe that adjustments from open audits will not have a significant effect on our financial position, results of operations or cash flows.
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

Research and Development Costs
Research and development costs are expensed as incurred and include salary, facility, depreciation and material expenses. Research and development costs are charged to research and development expense. Research and development costs incurred solely in connection with contracts are charged to government and other contract expense.
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
Other Investments
In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement calls for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and United States governments. There continues to be no assurance that these conditions will be met. As a result of this uncertainty, at December 31, 2009, we fully reserved against our investment in the joint venture of $521,000. Other expense included $37,000 and $87,000 in the three and six months ended June 27, 2009, respectively, from our 45 percent equity ownership. There was no such expense in 2010.

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
Income Taxes
We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The accounting guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This framework uses a two-step approach under which a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 1995. As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $298.8 million and $169.9 million, respectively. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.
Marketing Costs
All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six months ended July 3, 2010 and June 27, 2009.
Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended July 3, 2010 and June 27, 2009, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Six months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Expected life in years	4.0	n/a	4.0	n/a
Risk free interest rate	2.04%	n/a	2.04%	n/a
Expected volatility	117%	n/a	117%	n/a
Dividend yield	0%	n/a	0%	n/a

The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 3 or 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on our historical stock option cancellation rates over the last 4 years.
The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock.
The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Cost of revenue	$6,000	$8,000	$11,000	$15,000
Research and development	81,000	68,000	137,000	133,000
Selling, general and administrative	195,000	208,000	368,000	396,000

Total stock-based compensation expense	$282,000	$284,000	$516,000	$544,000

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to litigation. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.
Fair Value of Financial Instruments
We have estimated the fair value of our financial instruments using the available market information and valuation methodologies considered to be appropriate and have determined that the book value of our cash and cash equivalents, accounts receivables, inventories, prepaid expenses and accrued expenses approximate fair value.
Comprehensive Income (Loss)
We have no items of other comprehensive income (loss) in any period presented and consequently have not presented a statement of comprehensive income (loss).
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
We currently sell most of our products directly to wireless network operators in the United States, and our product sales have historically been concentrated in a small number of customers. In the six months ended July 3, 2010, we had two customers that represented 57% and 10% of total net revenues and collectively 66% of accounts receivable. In 2009, these two customers represented 51% and 11% of total net revenues and collectively 38% of accounts receivable. The loss of or reduction in sales to, or the inability to collect outstanding accounts receivable from, any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including guidance that we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.
3. Short Term Borrowings
We have a line of credit with a bank. There was no amount outstanding under this facility at July 3, 2010 or December 31, 2009. The line of credit was renewed in July 2010 and expires in July 2011. The loan agreement is structured as a sale of accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Any advances bear interest at the bank’s prime rate (4.0% at July 3, 2010) plus 2.50%, subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all our assets. Under the terms of the agreement, we must continue to service the sold receivables and are subject to recourse provisions.
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
4. Stockholders’ Equity
The following is a summary of stockholders’ equity transactions for the six months ended July 3, 2010:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2009	611,523	$1,000	22,512,033	$23,000	$241,882,000	$(225,665,000)	$16,241,000
Repurchase of common stock to satisfy withholding obligations			(182,520)		(573,000)		(573,000)
Issuance of awards and stock-based compensation			317,498		516,000		516,000
Net loss						(5,629,000)	(5,629,000)

Balance at July 3, 2010	611,523	$1,000	22,647,011	$23,000	$241,825,000	$(231,294,000)	$10,555,000

Common Stock
In a registered direct offering completed in June 2009 we raised net proceeds of $10.5 million, net of offering costs of $800,000, from the sale of 3,752,005 shares of common stock at $3.00 per share based on a negotiated discount to market.

Stock Options
We have three equity award option plans, the 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan, although we can only grant new awards under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, equity awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options granted under these plans must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and six months ended July 3, 2010 or during the three and six months ended June 27, 2009.
The option compensation impact on net income was $135,000 and $264,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 3, 2010, respectively, compared to $130,000 and $261,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended June 27, 2009, respectively. No stock compensation cost was capitalized during any period. For the first six months of 2010 we issued 187,498 stock options with a weighted-average fair value at the grant date of $2.01 per share. There were no stock options issued in the first six months of 2009. The total compensation cost related to non-vested awards not yet recognized is $971,000, and the weighted-average period over which the cost is expected to be recognized is 11 months.
The following is a summary of stock option transactions under our equity award plans during the first six months of 2010:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2009	1,144,876	$1.43 - $493.75	$20.16	970,703	$22.96
Granted	187,498	2.62	2.62
Exercised	—	—	—
Canceled	182,376	6.70 - 493.75	78.96

Balance at July 3, 2010	1,149,998	$1.43 - $295.00	$7.97	880,782	$9.44

The outstanding options expire on various dates through the end of May 2020. The weighted-average contractual term of outstanding options is 6.9 years and the weighted-average contractual term of currently exercisable stock options is 6.2 years. The exercise prices for options range from $1.43 to $295.00 per share, for an aggregate exercise price of approximately $9.2 million. At July 3, 2010, outstanding options covering 15,700 shares, with an intrinsic value of $10,000, had an exercise price less than the current market value and 13,288 of these options, with an intrinsic value of $8,000, were exercisable.
Restricted Stock Awards
In May 2010, we issued 242,498 shares of restricted stock under awards that have performance and service conditions, and generally vest over three years. The per share grant-date fair value was $2.62. In February 2010, we issued 75,000 shares of restricted stock under awards that have performance and service conditions, and generally vest over four years. The per share grant-date fair value was $3.12. In May 2009, we issued awards covering 55,000 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share grant-date fair value was $3.24. In January 2009, we issued awards covering 835,998 shares of restricted stock, vesting 50% after one year of service and 50% after two years of service. The per share grant-date fair value was $1.00. In January 2010, 50%, or 417,999, of these 835,998 awards vested and because plan participants may surrender vested shares back to us to satisfy their minimum statutory tax withholding requirements, we repurchased 181,982 shares. The 181,982 repurchased shares had a fair value of $573,000 based on our closing share price of $3.15 on their vest date. In September 2008, we issued awards covering 20,000 shares of restricted stock, all vesting after two years of service, with a per share grant-date fair value of $1.62.
The impact of restricted stock awards to the condensed consolidated statements of operations was $147,000 and $252,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 3, 2010, respectively and $153,000 and $283,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and six months ended June 27, 2009, respectively. No stock compensation cost was capitalized during any period. As of July 3, 2010 the total compensation cost related to non-vested awards not yet recognized was $836,000, and the weighted-average period over which the cost is expected to be recognized was 1.1 years.

Warrants
The following is a summary of outstanding warrants at July 3, 2010:

	Common Shares
	Total and	Price
	Currently	per
	Exercisable	Share	Expiration Date
Warrants related to the issuance of common stock	608,237	6.25	August 16, 2010* **

Warrants related to April 2004 Bridge Loans	10,000	18.50	April 28, 2011*

Total	618,237

*	The terms of these warrants contain net exercise provisions, under which holders can elect to receive common stock equal to the difference between the exercise price and the sale price for common shares on the exercise date or the date immediately preceding the exercise date instead of paying the exercise price in cash.

**	The exercise price of these warrants has been adjusted under special anti-dilution adjustment provisions in the warrants relating to the price of other issuances of our common stock. Accordingly, we determined that these warrants are subject to fair value accounting as a derivative. Using the Black-Scholes valuation model, the significant weighted average assumptions for estimating the fair value of these warrants of $2,550 at July 3, 2010 were as follows: expected life of 1.5 months; risk free interest rate of 0.17%; expected volatility of 116% and; dividend yield of 0%. For the three and six months ended July 3, 2010 this fair value adjustment was a gain of $127,000 and $168,000, respectively, compared to a loss of $780,000 in the three and six months ended June 27, 2009.
5. Earnings Per Share
Basic and diluted loss per share is based on the weighted-average number of common shares outstanding.
Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise of any of the following options or warrants or the vesting of any of the following restricted stock awards:

	July 3, 2010	June 27, 2009

Outstanding stock options	1,149,998	1,157,469
Unvested restricted stock awards	782,997	910,998
Outstanding warrants	618,237	618,237

Total	2,551,232	2,686,704

6. Commitments and Contingencies
Operating Leases
We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
Rent expense was $259,000 and $545,000, respectively, for the three and six months ended July 3, 2010 and $280,000, and $563,000, respectively, for the three and six months ended June 27, 2009.
Patents and Licenses
We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2010 to 2020. Royalty expense totaled $46,000 and $92,000 in the second quarter and year to date in 2010, respectively, compared to $38,000 and $75,000 in the second quarter and year to date in 2009, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date.

The minimum lease payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases

Remainder of 2010	$150,000	$655,000
2011	175,000	1,338,000
2012	175,000	1,369,000
2013	175,000	1,401,000
2014	175,000	1,442,000
Thereafter	930,000	2,884,000

Total payments	$1,780,000	$9,089,000

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
Short Term Borrowings
We also have an existing line of credit with a bank, which expires in July 2011. See Note 3—Short Term Borrowings.

8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
Balance Sheet Data:

		December 31,
	July 3, 2010	2009

Accounts receivable:
Accounts receivable-trade	$421,000	$204,000
United States government accounts receivable-billed	178,000	269,000
Less: allowance for doubtful accounts	(9,000)	(11,000)

	$590,000	$462,000

		December 31,
	July 3, 2010	2009

Inventories:
Raw materials	$1,780,000	$2,010,000
Work-in-process	687,000	543,000
Finished goods	1,075,000	919,000
Less inventory reserve	(982,000)	(828,000)

	$2,560,000	$2,644,000

		December 31,
	July 3, 2010	2009

Property and Equipment:
Equipment	$15,919,000	$15,743,000
Leasehold improvements	6,760,000	6,761,000
Furniture and fixtures	404,000	404,000

	23,083,000	22,908,000
Less: accumulated depreciation and amortization	(21,540,000)	(21,076,000)

	$1,543,000	$1,832,000

Depreciation expense amounted to $231,000 and $464,000, respectively, for the three and six month periods ended July 3, 2010 and $295,000 and $616,000, respectively, for the three and six month periods ended June 27, 2009.

		December 31,
	July 3, 2010	2009

Patents and Licenses:
Patents pending	$1,240,000	$1,118,000

Patents issued	1,168,000	1,141,000
Less accumulated amortization	(513,000)	(477,000)

Net patents issued	655,000	664,000

Licenses Pending	20,000	18,000

Licenses Issued	563,000	563,000
Less accumulated amortization	(217,000)	(200,000)

Net licenses	346,000	363,000

	$2,261,000	$2,163,000

Amortization expense related to these items totaled $29,000 and $53,000, respectively, for the three and six month periods ended July 3, 2010 and $85,000 and $168,000, respectively, for the three and six month periods ended June 27, 2009. Amortization expenses are expected to total $54,000 for the remainder of 2010 and $108,000 in each of 2011 and 2012.

		December 31,
	July 3, 2010	2009
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$173,000	$107,000
Compensated absences	430,000	397,000
Compensation related	67,000	39,000
Warranty reserve	307,000	255,000
Deferred rent	393,000	384,000
Other	89,000	236,000

	1,459,000	1,418,000
Less current portion	(876,000)	(892,000)

Long term portion	$583,000	$526,000

	For the six months ended,
	July 3, 2010	June 28, 2009

Warranty Reserve Activity:
Beginning balance	$255,000	$262,000
Additions	58,000	7,000
Deductions	(6,000)	(5,000)

Ending balance	$307,000	$264,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
We are a global leader in high temperature superconductor (HTS) materials and related technologies. HTS materials have the unique ability to conduct electrical current with little or no resistance when cooled to very low “critical” temperatures. As a result, HTS materials can substantially improve the performance of electrical systems by reducing the power loss and minimizing heat generation caused when electrical currents flow through conventional conductors. To obtain these benefits on a cost effective basis, we have developed patented and proprietary technologies relating to matters such as thin film deposition manufacturing, cryogenic cooling and radio frequency (RF) circuit filter tuning. We have had over $150 million in HTS sales to date, with over 6,000 of our commercial systems deployed worldwide. We are now pursuing new applications in HTS wire and tunable handset filters, as well as expanding our existing applications in the next generation of wireless networks.
Our Proprietary Technology
We focus on research and development to maintain our technological edge in solving the technical challenges in commercializing HTS technology. Many of our employees hold advanced degrees in physics, materials science, electrical engineering and other related fields. Our development efforts have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of July 3, 2010, we held 60 U.S. patents in the following categories:
•	7 patents for technologies directed toward producing thin-film materials and structures, which expire between 2010 and 2025. We have developed a proprietary state-of-the-art manufacturing process for producing HTS thin-films of the highest quality.

•	35 patents for cryogenic and non-microwave circuit designs, which expire between 2012 and 2028. The expertise of our highly qualified team has allowed us to design and fabricate extremely small, high-performance circuits including RF signal filters.

•	17 patents covering cryogenics, packaging and systems, which expire between 2013 and 2025. Our proprietary and patented cryogenic packaging innovation provides us with a significant competitive advantage in maintaining our HTS materials at their critical temperatures.

•	1 patent covering other superconducting technologies, which expires in 2013.

As of July 3, 2010, we also had 20 issued foreign patents, 19 U.S. patent applications pending and 63 foreign patent applications pending.
We are currently focusing our efforts on applications of our proprietary HTS technology in the following areas:
Superconducting Power Applications
We are adapting our patented HTS material deposition techniques to develop energy efficient, cost-effective and high performance second generation (2G) HTS wire for existing and emerging power applications. HTS wire enables greater electrical current carrying capacity than comparable size copper wires, dramatically reducing the volume and weight of the required wire. To date, the market for 2G HTS wire has been limited by the inability of the existing suppliers to establish production processes that are capable of producing wire that meets target specifications and cost requirements. We plan to utilize our patented and proprietary manufacturing methods to overcome these challenges and make the HTS wire cost effective in a number of applications.
To accelerate our efforts in the development and manufacturing processes for our 2G HTS wire, we have established a Cooperative Research and Development Agreement (CRADA) with Los Alamos National Laboratory and have partnered with other HTS industry leaders. After successfully producing 2G HTS wire in one meter lengths, we are now completing the design of a wire deposition machine to produce 50 meter lengths, with the goal of producing one kilometer lengths in our production machine. Assuming we overcome the technical hurdles, we intend to be a supplier of HTS wire to manufacturing concerns, primarily large businesses, which would incorporate the wire into their products. We expect to begin delivering samples of our 2G HTS wire before year end for testing by prospective customers, at which time we can begin to formalize our commercial relationships.
We are initially targeting markets where we believe the advantages of HTS wire are at a premium, such as:
•	Wind Turbines: Current wind turbine power generating capacity is limited by the size and weight of the generator. Turbine manufacturers believe that building a generator utilizing HTS wire will reduce its size and weight sufficiently to enable the development of 10 megawatt (MW) and larger wind turbines. According to Emerging Energy Research, 2731 MW of worldwide offshore capacity of wind turbines producing more than 5 MW is expected to be installed in 2016, which will rise to nearly 5377 MW in 2020. Using a current estimated installed offshore cost of $2 million per MW, this translates into an investment for 5 MW capacity or larger wind turbines of approximately $5.5 billion in 2016 and nearly $11 billion in 2020.

•	Power Cables: Because they can carry significantly more electrical current with less electrical loss than conventional cables, HTS power cables allow utilities to deliver significantly more electrical current utilizing existing power cable entry facilities in office buildings and other facilities with large and growing power requirements.

•	Fault Current Limiters: A fault current limiter is a device in a power transmission network which cuts off electrical flow in the same manner as a ground fault interrupter in the home. By eliminating the superconductor properties of the HTS wire when too much electricity is flowing, the resistance in the fault current limiter can be substantially increased, stopping current flow and preventing damage to the rest of the power distribution network.

•	Superconducting Magnetic Energy Storage (SMES): As renewable energy generating systems continue to proliferate, the power grid needs reliable power backup to offset the intermittent nature of those systems. The low power loss from HTS wire could be used to provide an alternative to chemical and other forms of current battery technology for energy storage.

•	Magnetic Resonance Imaging (MRI): MRI machines used for medical imaging already use existing low temperature superconducting wire; the improvements targeted for 2G HTS wire may enable the manufacturers of MRI machines to reduce the initial cost and operating expenses of these devices.

•	Industrial Motors and Generators: The reduced weight and size required for a generator built with HTS wire could enable motors and generators that can generate two to three times the power as existing generators of the same size.

Tunable Filter Products
We have developed and patented several techniques to allow a single HTS or conventional (SAW or BAW) RF filter to be “tuned” between multiple frequency bands. Current cell phone handsets generally utilize two or three discrete filters for each frequency band, and thus require ten or more filters in each handset to enable seamless worldwide coverage with today’s five bands. However, with the forecasted growth in the future generations of cell phones to ten or more bands, a discrete filter approach would be both expensive and occupy scarce space in the handset. To address this challenge, we are pursuing opportunities with existing wireless handset module providers to incorporate tunable filters into the future generations of smart phones. These tunable filters will allow significant reduction in size, power, and cost over conventional discrete filter technologies.
Wireless Networks
Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput, while reducing capital and operating costs for the carrier. While we continue to serve the market for retrofitting existing towers, we are currently pursuing an opportunity to include our HTS filters in the Long Term Evolution (LTE) data networks now being deployed by the top U.S. wireless carriers (expected to be over 75,000 base stations in the next few years). Our HTS filters have been incorporated into one of the two base station solutions selected by a major carrier for live market trials currently planned for 2010.
Our Business Model
To be successful, we must use our expertise and our technology to generate revenues in various ways, including government contracts, commercial operations, joint ventures and licenses:
Government Contracts
We have generated significant revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures.
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
We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in the six months ended July 3, 2010 and for all of 2009. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2009 (2009 Form 10-K).

Joint Ventures
From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement calls for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and United States governments. There continues to be no assurance that these conditions will be met. As a result of this uncertainty, at December 31, 2009, we fully reserved against our investment in the joint venture of $521,000. Other expense included $37,000 and $87,000 in the three and six months ended June 27, 2009, respectively, from our 45 percent equity ownership. There was no such expense in 2010.
Licenses
From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.
Recent Developments
Proposed Sale of Common Stock
We filed a registration statement on Form S-1 with the Securities and Exchange Commission on July 2, 2010 under which we intend to offer up to 11.5 million shares of our common stock in the third quarter of 2010. Nothing herein constitutes an offer of those securities for sale. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to by be accepted prior to the time the registration statement becomes effective. We can provide no assurance that the registration statement will become effective or that we will be able to complete any sale of the securities we intend to offer under such registration statement.
Backlog
Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $679,000 at July 3, 2010 compared to $795,000 at December 31, 2009.
Results of Operations
Quarter and six months ended July 3, 2010 compared to the quarter and six months ended June 27, 2009
Total net revenues decreased by $0.2 million, or 10%, to $2.4 million in the second quarter of 2010 from $2.6 million in the second quarter of 2009. Total net revenues increased by $1.5 million, or 34%, to $5.8 million in the first six months of 2009 from $4.3 million in the same period of 2009. Total net revenues consist primarily of commercial product revenues and government contract revenues.
Net commercial product revenues decreased by less than $0.1 million, or 2%, to $1.7 million in the second quarter of 2010 from $1.8 million in the second quarter of 2009. The decrease in the quarter was primarily the result of slightly lower sales volume to our major customer. For the first six months of 2010, net commercial revenue increased to $4.1 million from $2.9 million in the same period of 2009, an increase of $1.2 million, or 40%. The increase in the six month period was the result of higher sales of both our SuperLink and AmpLink products, especially in the first quarter of 2010. The average sales prices for our products were unchanged. Our three largest customers accounted for 98% of our total net commercial product revenues in the first six months of 2010 compared to 96% in the first six months of 2009. These customers generally purchase products through non-binding commitments with minimal lead times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
Government contract revenues decreased $223,000, or 26%, to $631,000 in the second quarter of 2010 from $854,000 in the second quarter of 2009. For the first six months of 2010 government contract revenues increased to $1.7 million from $1.4 million, an increase of $0.3 million, or 22%. This increase was a result of an increase in our SURF contract in the first quarter of 2010.
Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue decreased more than $0.4 million, or 19%, to $2.0 million for the second quarter of 2010 compared to $2.4 million in the second quarter of 2009. For the first six months of 2010, the cost of commercial product revenues totaled $4.4 million compared with $4.2 million for the first six months of 2009, an increase of less than $0.2 million, or 3%. The higher costs resulted primarily from higher production as a result of higher sales in the first quarter.

Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead (which includes equipment and facility depreciation), transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases, and the amount of production overhead variances expensed to cost of sales increases, as production volumes decline since we have fewer units against which to absorb our overhead costs. Conversely, the absorption of our production overhead costs into inventory increases, and the amount of production overhead variances expensed to cost of sales decreases, as production volumes increase since we have more units against which to absorb our overhead costs. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.
The following is an analysis of our commercial product gross profit and margins:

	Three Months Ended				Six Months Ended
Dollars in thousands	July 3, 2010		June 27, 2009		July 3, 2010		June 27, 2009

Net commercial product sales	$1,738	100%	$1,777	100%	$4,072	100%	$2,908	100%

Cost of commercial product sales	1,968	113%	2,441	137%	4,354	107%	4,239	146%

Gross loss	$(230)	(13)%	$(664)	(37)%	$(282)	(7)%	$(1,331)	(46)%

We had a gross loss from the sale of our commercial products of $230,000 in the second quarter of 2010 compared to $664,000 in the second quarter of 2009. We experienced a gross loss in the second quarters of 2010 and 2009 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage and forecasted product demand and production requirements for the next twelve months. Our gross margins were also adversely impacted by charges for excess and obsolete inventory of $90,000 and $180,000 in the second quarter and year to date in 2010, respectively, compared to $90,000 and $102,000 in the second quarter and year to date in 2009, respectively. There were no sales of previously written-off inventory in the second quarters or first six months of 2010 and 2009.
Cost of government and other contract revenue totaled $375,000 in the second quarter of 2010 compared to $665,000 in the second quarter of 2009 and $1.0 million in the first half of 2010 compared to $1.2 million in the first half of 2009. This decrease was the result of lower expenses associated with less revenue from government contracts.
Research and development expenses relate principally to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.3 million and $2.5 million, respectively, in the three months and six months ended July 3, 2010 compared to $1.0 million and $2.1 million in the three and six months ended June 27, 2009. These expenses increased due to government and other contracts using relatively less of our limited engineering resources and commercial projects using more of our resources.
Selling, general and administrative expenses totaled $1.9 million and $3.7 million, respectively, in the three months and six months ended July 3, 2010 compared to $1.8 million and $3.5 million in the three and six months ended June 27, 2009. The higher expenses in 2010 resulted primarily from higher legal and regulatory compliance expenses.
Other expense included $37,000 and $87,000 in the three and six months ended June 27, 2009, respectively, from our 45 percent equity ownership of a joint venture with BAOLI in China. There was no such expense in 2010. The investment had been fully written off at the end of 2009 and no further losses were recordable under the equity method of accounting.
The adjustment of the fair value expense in 2010 and 2009 represents the treatment, as a derivative, of 608,237 warrants that are exercisable for common stock. We used the Black-Scholes valuation model to determine their fair value. These warrants expire in August 2010.
Interest income in the three months and six months ended July 3, 2010 was $1,000 and $2,000, respectively, compared to $4,000 and $17,000, respectively, in the three and six months ended June 27, 2009. The decreases resulted from lower interest rates and less cash available for investment.

Interest expense in the three and six months ended July 3, 2010 was $7,000 and $14,000, respectively, compared to $9,000 and $18,000, respectively, in the three and six months ended June 27, 2009.
We had a net loss of $3.1 million for the quarter ended July 3, 2010 compared to a net loss of $4.1 million in the same period of 2009. For the six months ended July 3, 2010, our loss totaled $5.6 million compared to a net loss of $7.7 million in the same period of 2009.
The net loss available to common stockholders totaled $0.14 per common share in the second quarter of 2010 compared to a net loss of $0.23 per common share in the same period of 2009. The net loss available to common stockholders totaled $0.26 per common share in the first half of 2010 compared to $0.43 per common share in the first half 2009.
Liquidity and Capital Resources
Cash Flow Analysis
As of July 3, 2010, we had working capital of $7.1 million, including $5.5 million in cash and cash equivalents, compared to working capital of $12.6 million at December 31, 2009, which included $10.4 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We do not own any auction rate securities. We believe that all of our cash investments would be readily available to us should the need arise.
Cash and cash equivalents decreased by $4.9 million from $10.4 million at December 31, 2009 to $5.5 million at July 3, 2010. Cash was used principally in operations and to a lesser extent for the purchase of property and equipment. In addition, in the first six months of 2010, $573,000 was used to repurchase shares from our employees to satisfy withholding taxes due upon the vesting of their restricted stock awards.
Net cash used in operations totaled $4.1 million in the first six months of 2010. We used $4.6 million to fund the cash portion of our net loss. We also used cash to fund a $0.4 million increase in accounts receivable, other current assets and patents, inventory, and other assets. Operating cash was provided by a $0.9 million increase in accounts payable, accrued expenses and long term liabilities.
Net cash used in investing activities totaled $176,000 in the first six months of 2010 compared to $131,000 in the first six months of 2009. In the first six months of 2010, all investing activity cash was for purchases of property and equipment.
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
With the exception of our stock purchases for tax withholding mentioned above, we did not complete any financing activities in the first six months of 2010.
We also have an existing line of credit from a bank. The line of credit was renewed in July 2010 and expires in July 2011. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the banks prime rate (4% at July 3, 2010) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this facility at July 3, 2010 or December 31, 2009. Advances are collateralized by a lien on all of our assets. Under the terms of the loan agreement, we would continue to service the sold receivables and are subject to recourse provisions.

Contractual Obligations and Commercial Commitments
We have not had any material changes outside the ordinary course of business in the contractual obligations as specified in our 2009 Form 10-K.
Capital Expenditures
We plan to invest approximately $1.0 million in fixed assets during the remainder of 2010.
Future Liquidity
For the six months ended July 3, 2010, we incurred a net loss of $5.6 million and had negative cash flows from operations of $4.1 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million. Our independent registered public accounting firm has included in its audit reports for 2009 and 2008 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
At July 3, 2010, we had $5.5 million in cash and cash equivalents. Our cash resources, together with our line of credit, may not be sufficient to fund our business through 2010. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, as described above, we are seeking to sell shares of our common stock under a registration statement.
We cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds (including through the sale of securities under the registration statement described above), the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of goodwill and long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2009 Form 10-K. We have not made any material changes to these policies.
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
We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including guidance that we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not believe that there was a material change in our exposure to market risk at July 3, 2010 compared with our market risk exposure on December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2009 Form 10-K.

Item 4.	Controls and Procedures.
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2009 Form 10-K. We are not aware of any material changes to those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: August 9, 2010	/s/ William J. Buchanan
William J. Buchanan
Vice President and Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer