Form 10-Q
period 2010-10-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2010-11-10
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
The registrant had 27,217,408 shares of common stock outstanding as of the close of business on November 1, 2010.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Quarterly Report Ended October 2, 2010

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009

Net revenues:
Net commercial product revenues	$1,830,000	$2,985,000	$5,901,000	$5,893,000
Government and other contract revenues	144,000	1,307,000	1,857,000	2,708,000

Total net revenues	1,974,000	4,292,000	7,758,000	8,601,000

Costs and expenses:
Cost of commercial product revenues	2,110,000	2,947,000	6,464,000	7,186,000
Cost of government and other contract revenue	86,000	993,000	1,095,000	2,227,000
Research and development	1,507,000	902,000	3,998,000	2,984,000
Selling, general and administrative	1,622,000	1,629,000	5,338,000	5,164,000

Total costs and expenses	5,325,000	6,471,000	16,895,000	17,561,000

Loss from operations	(3,351,000)	(2,179,000)	(9,137,000)	(8,960,000)

Other Income and Expense
Noncontrolling interest in joint venture	—	(30,000)	—	(117,000)
Adjustments to fair value of derivatives	2,000	393,000	171,000	(387,000)
Interest income	2,000	4,000	4,000	21,000
Interest expense	(7,000)	(7,000)	(21,000)	(25,000)

Net loss	$ (3,354,000)	$(1,819,000)	$(8,983,000)	$(9,468,000)

Basic and diluted loss per common share	$(0.14)	$(0.08)	$(0.40)	$(0.50)

Weighted average number of common shares outstanding	23,335,955	21,621,035	22,334,644	19,116,136

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	December 31,
	2010	2009
	(Unaudited)	(See Note)

ASSETS

Current Assets:
Cash and cash equivalents	$8,275,000	$10,365,000
Accounts receivable, net	250,000	462,000
Inventory, net	2,396,000	2,644,000
Prepaid expenses and other current assets	493,000	445,000

Total Current Assets	11,414,000	13,916,000

Property and equipment, net of accumulated depreciation of $21,760,000 and $21,076,000, respectively	1,457,000	1,832,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,466,000 and $2,384,000, respectively	2,236,000	2,163,000
Other assets	205,000	215,000

Total Assets	$15,312,000	$18,126,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$817,000	$467,000
Accrued expenses	1,128,000	671,000
Fair value of warrant derivative	—	171,000
Current portion of capitalized lease obligations and long term debt	34,000	50,000

Total Current Liabilities	1,979,000	1,359,000

Other long term liabilities	607,000	526,000

Total Liabilities	2,586,000	1,885,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 26,617,408 and 22,512,033 shares issued and outstanding, respectively	27,000	23,000
Capital in excess of par value	247,346,000	241,882,000
Accumulated deficit	(234,648,000)	(225,665,000)

Total Stockholders’ Equity	12,726,000	16,241,000

Total Liabilities and Equity	$15,312,000	$18,126,000

See accompanying notes to the condensed consolidated financial statements
Note-December 31, 2009 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2,	September 26,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,983,000)	$(9,468,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	766,000	1,143,000
Stock-based compensation expense	822,000	843,000
Provision for excess and obsolete inventories	270,000	192,000
Noncontrolling interest in joint venture	—	117,000
Fair value of derivatives	(171,000)	387,000
Changes in assets and liabilities:
Accounts receivable	212,000	(670,000)
Inventory, net	(22,000)	2,024,000
Prepaid expenses and other current assets	(48,000)	(710,000)
Patents, licenses and purchased technology	(154,000)	(123,000)
Other assets	8,000	309,000
Accounts payable, accrued expenses and other long-term liabilities	873,000	838,000

Net cash used in operating activities	(6,427,000)	(5,118,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	—	(8,000)
Purchases of property and equipment	(309,000)	(183,000)

Net cash used in investing activities	(309,000)	(191,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(573,000)	—
Net proceeds from the sale of common stock	5,219,000	10,456,000

Net cash provided by financing activities	4,646,000	10,456,000

Net increase (decrease) in cash and cash equivalents	(2,090,000)	5,147,000
Cash and cash equivalents at beginning of period	10,365,000	7,569,000

Cash and cash equivalents at end of period	$8,275,000	$12,716,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
Superconductor Technologies Inc. (together with its subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987, and we maintain our headquarters in Santa Barbara, California. We are a global leader in high temperature superconductor (“HTS”) materials and related technologies. We have been awarded more than 100 patents and also relay on significant proprietary trade secrets and manufacturing expertise. Our current commercial efforts have been focused on the design, manufacture and sale of high performance infrastructure products for wireless voice and data applications, including our SuperLink® (high-temperature superconducting filters), AmpLink® (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers) products. We are now leveraging our key enabling technologies, including radio frequency filtering, HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits, as well as government products and reconfigurable handset filters.
For the nine months ended October 2, 2010 and September 26, 2009, commercial revenues accounted for 76% and 69%, respectively, of our net revenues.
We have also generated significant revenues from government contracts. We typically own the intellectual property developed under these contracts and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. For the nine months ended October 2, 2010 and September 26, 2009, government related contracts accounted for 24% and 31%, respectively, of our net revenues.
The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments that, in our opinion, are necessary for a fair statement of the results of operations for the periods presented. The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for 2009. The results of operations for the nine months ended October 2, 2010 are not necessarily indicative of the results for all of 2010.
2. Summary of Significant Accounting Policies
Basis of Presentation
For the nine months ended October 2, 2010, we incurred a net loss of $9.0 million and negative cash flows from operations of $6.4 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million.
At October 2, 2010, we had $8.3 million in cash and cash equivalents. Our cash resources, together with our line of credit, should be sufficient to fund our business through the second quarter of 2011. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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
Other Investments
From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and United States governments. There continues to be no assurance that these conditions will be met. As a result of this uncertainty, at December 31, 2009, we fully reserved against our investment in the joint venture of $521,000. Other expense included $30,000 and $117,000 in the three and nine months ended September 26, 2009, respectively, from our 45 percent equity ownership. There was no such expense in 2010.

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
Marketing Costs
All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in the three and nine months ended October 2, 2010 or the three or nine months ended September 26, 2009.
Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and nine months ended October 2, 2010 and September 26, 2009, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Expected life in years	n/a	n/a	4.0	n/a
Risk free interest rate	n/a	n/a	2.04%	n/a
Expected volatility	n/a	n/a	117%	n/a
Dividend yield	n/a	n/a	0%	n/a
The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 3 or 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on our historical stock option cancellation rates over the last 4 years.

The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock.
The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Cost of revenue	$5,000	$8,000	$16,000	$23,000
Research and development	89,000	67,000	226,000	200,000
Selling, general and administrative	212,000	224,000	580,000	620,000

Total stock-based compensation expense	$306,000	$299,000	$822,000	$843,000

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
We currently sell most of our products directly to wireless network operators in the United States, and our product sales have historically been concentrated in a small number of customers. In the nine months ended October 2, 2010, we had two customers that represented 59% and 12% of total net revenues and collectively 75% of accounts receivable. In 2009, these two customers represented 51% and 11% of total net revenues and collectively 38% of accounts receivable. The loss of or reduction in sales to, or the inability to collect outstanding accounts receivable from, any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board issued updated guidance related to subsequent events. As a result of this updated guidance, we must still evaluate subsequent events through the issuance date of our financial statements; however, we are not required to disclose that date in our financial statement disclosures. This amended guidance became effective upon its issuance on February 24, 2010. We adopted this updated guidance effective as of that date and all subsequent event references in our Securities and Exchange Commission filings will reflect these amended disclosure requirements.
We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including guidance that we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.
3. Short Term Borrowings
We have a line of credit with a bank. There was no amount outstanding under this facility at October 2, 2010 or December 31, 2009. The line of credit was renewed in July 2010 and expires in July 2011. The loan agreement is structured as a sale of accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Any advances bear interest at the bank’s prime rate (4.0% at October 2, 2010) plus 2.50%, subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all our assets. Under the terms of the agreement, we must continue to service the sold receivables and are subject to recourse provisions.
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
4. Stockholders’ Equity
The following is a summary of stockholders’ equity transactions for the nine months ended October 2, 2010:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2009	611,523	$1,000	22,512,033	$23,000	$241,882,000	$(225,665,000)	$16,241,000

Issuance of common stock			4,000,000	4,000	5,217,000		5,221,000
Repurchase of common stock to satisfy withholding obligations			(182,520)		(573,000)		(573,000)
Stock-based compensation			287,895		820,000		820,000

Net loss						(8,983,000)	(8,983,000)

Balance at October 2, 2010	611,523	$1,000	26,617,408	$27,000	$247,346,000	$(234,648,000)	$12,726,000

Common Stock
In an underwritten offering completed in August 2010 we raised net proceeds of $5.2 million, net of offering costs of $800,000, from the sale of 4 million shares of common stock at $1.50 per share.
Stock Options
We have three equity award option plans, the 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan, although we can only grant new awards under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, equity awards may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options granted under these plans must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and nine months ended October 2, 2010 or during the three and nine months ended September 26, 2009.

The option compensation impact was $142,000 and $406,000 on net income and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended October 2, 2010, respectively, compared to $130,000 and $391,000 on net income and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended September 26, 2009, respectively. No stock compensation cost was capitalized during any period. For the first nine months of 2010 we issued 187,498 stock options with a weighted-average fair value at the grant date of $2.01 per share. There were no stock options issued in the first nine months of 2009. The total compensation cost related to non-vested awards not yet recognized is $985,000, and the weighted-average period over which the cost is expected to be recognized is 1.1 years.
The following is a summary of stock option transactions under our equity award plans during the first nine months of 2010:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2009	1,144,876	$1.43 - $493.75	$20.16	970,703	$22.96
Granted	187,498	2.62	2.62
Exercised	—	—	—
Canceled	199,043	1.85 - 493.75	73.36

Balance at October 2, 2010	1,133,331	$1.43 - $216.70	$7.91	900,131	$9.18

The outstanding options expire on various dates through the end of May 2020. The weighted-average contractual term of outstanding options is 6.2 years and the weighted-average contractual term of currently exercisable stock options is 5.4 years. The exercise prices for options range from $1.43 to $216.70 per share, for an aggregate exercise price of approximately $9.0 million. At October 2, 2010, outstanding options covering 2,200 shares, with an intrinsic value of $196, had an exercise price less than the current market value, and all of these options were exercisable.
Restricted Stock Awards
There were no awards of restricted stock during the three months ended October 2, 2010. In May 2010, we issued 242,498 shares of restricted stock under awards that have performance and service conditions, and generally vest over three years. The per share grant-date fair value was $2.62. In February 2010, we issued 75,000 shares of restricted stock under awards that have performance and service conditions, and generally vest over four years. The per share grant-date fair value was $3.12. In May 2009, we issued awards covering 55,000 shares of restricted stock, vesting 50% after one year and 50% after two years. The per share grant-date fair value was $3.24. In January 2009, we issued awards covering 835,998 shares of restricted stock, vesting 50% after one year and 50% after two years. The per share grant-date fair value was $1.00. In January 2010, 50%, or 417,999, of these 835,998 awards vested and because plan participants may surrender vested shares back to us to satisfy their minimum statutory tax withholding requirements, we repurchased 181,982 shares. The 181,982 repurchased shares had a fair value of $573,000 based on the closing price of our common stock on the Nasdaq Stock Market of $3.15 on their vesting date. The impact of restricted stock awards was $164,000 and $416,000 to the condensed consolidated statements of operations and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended October 2, 2010, respectively and $169,000 and $452,000 to the condensed consolidated statements of operations and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended September 26, 2009, respectively. No stock compensation cost was capitalized during any period. As of October 2, 2010 the total compensation cost related to non-vested restricted stock awards not yet recognized was $672,000, and the weighted-average period over which the cost is expected to be recognized was one year.
Warrants
The following is a summary of outstanding warrants at October 2, 2010:

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

On August 16, 2010, 608,237 warrants related to the issuance of common stock expired. The exercise price of these warrants had been adjusted under special anti-dilution adjustment provisions in the warrants relating to the price of other issuances of our common stock. Accordingly, we determined that these warrants were subject to fair value accounting as a derivative. We used the Black-Scholes valuation model to estimate the fair value of these warrants. For the three and nine months ended October 2, 2010 this fair value adjustment was a gain of $2,000 and $171,000, respectively, compared to a gain of $393,000 and a loss of $387,000, respectively, in the three and nine months ended September 26, 2009.
5. Earnings Per Share
Basic and diluted loss per share is based on the weighted-average number of common shares outstanding.
Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise of any of the following options or warrants or the vesting of any of the following restricted stock awards:

	October 2,	September 26,
	2010	2009

Outstanding stock options	1,133,331	1,157,136
Unvested restricted stock awards	720,730	910,998
Outstanding warrants	10,000	618,237

Total	1,864,061	2,686,371

6. Commitments and Contingencies
Operating Leases
We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
Rent expense was $277,000 and $822,000, respectively, for the three and nine months ended October 2, 2010 and $282,000, and $845,000, respectively, for the three and nine months ended September 26, 2009.
Patents and Licenses
We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2010 to 2020. Royalty expense totaled $46,000 and $137,000 for the three and nine months ended October 2, 2010, respectively, compared to $40,000 and $115,000 for the three and nine months ended September 26, 2009, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date.
The minimum lease payments under operating leases and license obligations are as follows:

Year ending December 31,	Licenses	Operating Leases

Remainder of 2010	$—	$329,000
2011	175,000	1,338,000
2012	175,000	1,369,000
2013	175,000	1,401,000

2014	180,000	1,442,000

Thereafter	930,000	2,884,000

Total payments	$1,635,000	$8,763,000

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
8. Severance Expense
During the third quarter of 2010, we reduced our workforce and generated severance charges totaling $204,000. There were no severance charges for the quarter and nine months ended September 26, 2009.

9. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities
Balance Sheet Data:

	October 2,	December 31,
	2010	2009

Accounts receivable:
Accounts receivable-trade	$208,000	$204,000
United States government accounts receivable-billed	51,000	269,000
Less: allowance for doubtful accounts	(9,000)	(11,000)

	$250,000	$462,000

	October 2,	December 31,
	2010	2009
Inventories:
Raw materials	$1,518,000	$2,010,000
Work-in-process	610,000	543,000
Finished goods	1,307,000	919,000
Less inventory reserve	(1,039,000)	(828,000)

	$2,396,000	$2,644,000

	October 2,	December 31,
	2010	2009
Property and Equipment:
Equipment	$16,037,000	$15,743,000
Leasehold improvements	6,776,000	6,761,000
Furniture and fixtures	404,000	404,000

	23,217,000	22,908,000
Less: accumulated depreciation and amortization	(21,760,000)	(21,076,000)

	$1,457,000	$1,832,000

Depreciation expense amounted to $230,000 and $684,000, respectively, for the three and nine month periods ended October 2, 2010 and $274,000 and $890,000, respectively, for the three and nine month periods ended September 26, 2009.

	October 2,	December 31,
	2010	2009
Patents and Licenses:
Patents pending	$1,134,000	$1,118,000

Patents issued	1,285,000	1,141,000
Less accumulated amortization	(533,000)	(477,000)

Net patents issued	752,000	664,000

Licenses Pending	12,000	18,000

Licenses Issued	563,000	563,000
Less accumulated amortization	(225,000)	(200,000)

Net licenses	338,000	363,000

	$2,236,000	$2,163,000

Amortization expense related to these items totaled $48,000 and $82,000, respectively, for the three and nine month periods ended October 2, 2010 and $85,000 and $253,000, respectively, for the three and nine month periods ended September 26, 2009. Amortization expenses are expected to total $29,000 for the remainder of 2010 and $116,000 in each of 2011 and 2012.

	October 2,	December 31,
	2010	2009
Accrued Expenses and Other Long Term
Liabilities:
Salaries payable	$258,000	$107,000
Compensated absences	367,000	397,000
Compensation related	106,000	39,000
Warranty reserve	313,000	255,000
Deferred rent	406,000	384,000
Other	319,000	236,000

	1,769,000	1,418,000
Less current portion	(1,162,000)	(892,000)

Long term portion	$607,000	$526,000

	For the nine months ended,
	October 2,	September 26,
	2010	2009

Warranty Reserve Activity:
Beginning balance	$255,000	$262,000
Additions	66,000	21,000
Deductions	(8,000)	(6,000)

Ending balance	$313,000	$277,000

10. Subsequent Events
Sale of Common Stock
In October 2010 we raised net proceeds of $830,000, net of offering costs of $70,000, from the sale of 600,000 shares of common stock at $1.50 per share. The sale was the result of the exercise of the over-allotment option relating to our August 2010 underwritten sale of common stock. See Note 4.
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
Our Proprietary Technology
We focus on research and development to maintain our technological edge in solving the technical challenges in commercializing HTS technology. Many of our employees hold advanced degrees in physics, materials science, electrical engineering and other related fields. Our development efforts have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of October 2, 2010, we held 60 U.S. patents in the following categories:
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
As of October 2, 2010, we also had 21 issued foreign patents, 19 U.S. patent applications pending and 62 foreign patent applications pending.
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
To accelerate our efforts in the development and manufacturing processes for our 2G HTS wire, we have established a Cooperative Research and Development Agreement with Los Alamos National Laboratory and have partnered with other HTS industry leaders. After successfully producing 2G HTS wire in one meter lengths, we are now completing the design of a wire deposition machine to produce 50 meter lengths, with the goal of producing one kilometer lengths in our production machine. Assuming we overcome the technical hurdles, we intend to be a supplier of HTS wire to manufacturing concerns, primarily large businesses, which would incorporate the wire into their products. We expect to begin delivering samples of our 2G HTS wire before year end for testing by prospective customers, at which time we can begin to formalize our commercial relationships.
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
Commercial Applications
We have chosen to manufacture and sell certain commercial products on our own. To date, our commercial efforts have been focused on the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications. We have three current product lines, all of which relate to wireless base stations:
•	SuperLink, a highly compact and reliable receiver front-end HTS wireless filter system to eliminate out-of-band interference for wireless base stations, combining filters with a proprietary cryogenic cooler and a cooled low-noise amplifier.
•	AmpLink, a ground-mounted unit for wireless base stations that includes a high-performance amplifier and up to nine dual duplexers.
•	SuperPlex, a high-performance multiplexer that provides extremely low insertion loss and excellent cross-band isolation designed to eliminate the need for additional base station antennas and reduce infrastructure costs.
We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in the nine months ended October 2, 2010 and for all of 2009. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2009 (2009 Form 10-K).

Joint Ventures
From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement calls for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and United States governments. There continues to be no assurance that these conditions will be met. As a result of this uncertainty, at December 31, 2009, we fully reserved against our investment in the joint venture of $521,000. Other expense included $30,000 and $117,000 in the three and nine months ended September 26, 2009, respectively, from our 45 percent equity ownership. There was no such expense in 2010.
Licenses
From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.
Backlog
Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $106,000 at October 2, 2010 compared to $795,000 at December 31, 2009.
Results of Operations
Quarter and nine months ended October 2, 2010 compared to the quarter and nine months ended September 26, 2009
Total net revenues decreased by $2.3 million or 54%, to $2.0 million in the third quarter of 2010 from $4.3 million in the third quarter of 2009. Total net revenues decreased by $843,000, or 10%, to $7.8 million in the first nine months of 2010 from $8.6 million in the same period of 2009. Total net revenues consist primarily of commercial product revenues and government contract revenues.
Net commercial product revenues decreased by $1.2 million or 39%, to $1.8 million in the third quarter of 2010 from $3.0 million in the third quarter of 2009. The decrease in the quarter was primarily the result of lower sales volume to our major customer. For the first nine months of 2010 and 2009, net commercial revenues were unchanged at $5.9 million. The average sales prices for our products were unchanged. Our three largest customers accounted for 97% of our total net commercial product revenues in the first nine months of 2010 compared to 98% in the first nine months of 2009. These customers generally purchase products through non-binding commitments with minimal lead times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.
Government contract revenues decreased $1.2 million, or 89%, to $144,000 in the third quarter of 2010 from $1.3 million in the third quarter of 2009. For the first nine months of 2010 government contract revenues decreased to $1.9 million from $2.7 million, a decrease of $851,000, or 31%. This decrease was principally the result of the completion of our SURF contract. This reduced level of government contract revenue will continue as we use more of our limited engineering resources on our commercial projects.
Cost of commercial product revenues includes all direct costs, manufacturing overhead, provision for excess and obsolete inventories and restructuring and impairment charges relating to the manufacturing operations. The cost of commercial product revenue decreased $837,000, or 28%, to $2.1 million for the third quarter of 2010 compared to $2.9 million in the third quarter of 2009. For the first nine months of 2010, the cost of commercial product revenues totaled $6.5 million compared with $7.2 million for the first nine months of 2009, a decrease of $722,000 or 10%. The lower costs resulted primarily from lower production as a result of lower sales in the second and third quarters.
Our cost of sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases, and the amount of production overhead variances expensed to cost of sales increases, as production volumes decline since we have fewer units against which to absorb our overhead costs. Conversely, the absorption of our production overhead costs into inventory increases, and the amount of production overhead variances expensed to cost of sales decreases, as production volumes increase since we have more units against which to absorb our overhead costs. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our commercial product gross profit and margins:

	Three Months Ended				Nine Months Ended
Dollars in thousands	October 2, 2010		September 26, 2009		October 2, 2010		September 26, 2009

Net commercial product sales	$1,830	100%	$2,985	100%	$5,901	100%	$5,893	100%

Cost of commercial product sales	2,110	115%	2,947	99%	6,464	110%	7,186	122%

Gross profit (loss)	$(280)	(15)%	$38	1%	$(563)	(10)%	$(1,293)	(22)%

We had a gross loss from the sale of our commercial products of $280,000 in the third quarter of 2010 compared to a $38,000 profit in the third quarter of 2009. We experienced a gross loss in the third quarter of 2010 because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. The gross profit in the third quarter of 2009 resulted from higher sales that covered our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage and forecasted product demand and production requirements for the next twelve months. Our gross margin was also adversely impacted by charges for excess and obsolete inventory of $90,000 and $270,000 in the third quarter and year to date in 2010, respectively, compared to $90,000 and $192,000 in the third quarter and year to date in 2009 respectively. There were no sales of previously written-off inventory in first nine months of 2010 and 2009.
Cost of government and other contract revenue totaled $86,000 in the third quarter of 2010 compared to $993,000 in the third quarter of 2009 and $1.1 million in the first nine months of 2010 compared to $2.2 million in the first nine months of 2009. This decrease was the result of lower expenses associated with less revenue from government contracts.
Research and development expenses relate principally to development of new wireless commercial products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.5 million and $4.0 million, respectively, in the three and nine months ended October 2, 2010 compared to $902,000 and $3.0 million in the three and nine months ended September 26, 2009. These expenses increased due to government and other contracts using relatively less of our limited engineering resources and commercial projects using more of our resources.
Selling, general and administrative expenses totaled $1.6 million and $5.3 million, respectively, in the three months and nine months ended October 2, 2010 compared to $1.6 million and $5.2 million in the three and nine months ended September 26, 2009. Our 2010 regulatory compliance expenses were slightly higher compared to 2009.
Other expense included $30,000 and $117,000 in the three and nine months ended September 26, 2009, respectively, from our 45 percent equity ownership of a joint venture with BAOLI in China. There was no such expense in 2010. The investment had been fully written off at the end of 2009 and no further losses were recordable under the equity method of accounting.
The adjustment of the fair value expense in 2010 and 2009 represents the treatment, as a derivative, of 608,237 warrants that are exercisable for common stock. We used the Black-Scholes valuation model to determine their fair value. These warrants expired in August 2010.
Interest income in the three and nine months ended October 2, 2010 was $2,000 and $4,000, respectively, compared to $4,000 and $21,000, respectively, in the three and nine months ended September 26, 2009. The decreases resulted from lower interest rates and less cash available for investment.
Interest expense in the three and nine months ended October 2, 2010 was $7,000 and $21,000, respectively, compared to $7,000 and $25,000, respectively, in the three and nine months ended September 26, 2009.
We had a net loss of $3.4 million for the quarter ended October 2, 2010 compared to a net loss of $1.8 million in the same period of 2009. For the nine months ended October 2, 2010, our loss totaled $9.0 million compared to a net loss of $9.5 million in the same period of 2009.
The net loss available to common stockholders totaled $0.14 per common share in the third quarter of 2010 compared to a net loss of $0.08 per common share in the same period of 2009. The net loss available to common stockholders totaled $0.40 per common share in the first nine months of 2010 compared to $0.50 per common share in the first nine months of 2009.

Liquidity and Capital Resources
Cash Flow Analysis
As of October 2, 2010, we had working capital of $9.4 million, including $8.3 million in cash and cash equivalents, compared to working capital of $12.6 million at December 31, 2009, which included $10.4 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We believe that all of our cash investments would be readily available to us should the need arise.
Cash and cash equivalents decreased by $2.1 million from $10.4 million at December 31, 2009 to $8.3 million at October 2, 2010. Cash was used principally in operations and to a lesser extent for the purchase of property and equipment. In addition, in the first nine months of 2010, $573,000 was used to repurchase shares from our employees to satisfy withholding taxes due upon the vesting of their restricted stock awards. We realized a net $5.2 million from the sale of common stock in the third quarter of 2010.
Net cash used in operations totaled $6.4 million in the first nine months of 2010. We used $7.3 million to fund the cash portion of our net loss. We also used cash to fund a $224,000 increase in prepaid assets and patents, inventory, and other assets. Operating cash was provided by a $1.1 million increase in accounts payable and long term liabilities and a decrease in accounts receivable.
Net cash used in investing activities totaled $309,000 in the first nine months of 2010 compared to $191,000 in the first nine months of 2009. In the first nine months of 2010, all cash used in investing activities was for purchases of property and equipment.
Financing Activities
We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. Net cash provided by financing activities in the first nine months of 2010 totaled $5.2 million, net of $800,000 expenses, from the sale of 4 million shares of common stock at $1.50 per share in August 2010. In January we repurchased $573,000 of our common shares from our employees to satisfy withholding taxes due upon the vesting of their restricted stock awards.
We also have an existing line of credit from a bank. The line of credit was renewed in July 2010 and expires in July 2011. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the bank’s prime rate (4% at October 2, 2010) plus 2.50% subject to a minimum monthly charge. There was no amount outstanding under this facility at October 2, 2010 or December 31, 2009. Advances are collateralized by a lien on all of our assets. Under the terms of the loan agreement, we would continue to service the sold receivables and are subject to recourse provisions.
Contractual Obligations and Commercial Commitments
We have not had any material changes outside the ordinary course of business in the contractual obligations as specified in our 2009 Form 10-K.
Capital Expenditures
We plan to invest approximately $100,000 in fixed assets during the remainder of 2010.
Future Liquidity
For the nine months ended October 2, 2010, we incurred a net loss of $9.0 million and had negative cash flows from operations of $6.4 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million. Our independent registered public accounting firm has included in its audit reports for 2009 and 2008 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At October 2, 2010, we had $8.3 million in cash and cash equivalents. Subsequent financing activities in October 2010 totaled $830,000, net of $70,000 expenses, from the sale of 600,000 shares of common stock at $1.50. The sale was the result of the exercise of the over-allotment option relating to our August 2010 sale of common stock. Our cash resources, together with our line of credit, should be sufficient to fund our business through the second quarter of 2011. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of goodwill and long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences — positive or negative — could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.
In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2009 Form 10-K. We have not made any material changes to these policies.
Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board issued updated guidance related to subsequent events. As a result of this updated guidance, we must still evaluate subsequent events through the issuance date of our financial statements; however, we are not required to disclose that date in our financial statement disclosures. This amended guidance became effective upon its issuance on February 24, 2010. We adopted this updated guidance effective as of that date and all subsequent event references in our Securities and Exchange Commission filings will reflect these amended disclosure requirements.
We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our condensed consolidated statements, including guidance that we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We do not believe that there was a material change in our exposure to market risk at October 2, 2010 compared with our market risk exposure on December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our 2009 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits.

Number	Description of Document

10.1	Eighth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 28, 2010*
31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: November 10, 2010	/s/ William J. Buchanan
William J. Buchanan
Vice President and Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer