Form 10-K
period 2010-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2011-03-21
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ or     No ☑

The aggregate market value of the common stock held by non-affiliates was $34.7 million as of July 3, 2010 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $2.40 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of July 3, 2010. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 33,002,352 shares of common stock outstanding as of the close of business on March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2010

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	limited cash and a history of losses;

•	the current worldwide recession;

•	our need to raise additional capital for our business;

•	limited number of potential customers;

•	rapidly advancing technology in our target markets;

•	our need to overcome additional technical challenges necessary to develop and commercialize HTS wire;

•	the impact of competitive products, technologies and pricing;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	fluctuations in sales, product demand from quarter to quarter can be significant;

•	our proprietary rights, while important to our business, are difficult and costly to protect;

•	manufacturing capacity constraints and difficulties; and

•	cost and uncertainty from compliance with environmental regulations.

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

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct various signals or energy (e.g., electrical current or radio frequency (“RF”) signals) with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation and decreasing electrical noise. Circuits designed to remove interference inherent in some RF signals can also be made from HTS materials. Commercial use of HTS materials requires a number of cutting edge technologies, including development of HTS materials, specialized manufacturing expertise to create uniform thin layers of these materials, expert designs of circuits optimized for HTS materials, and technologies to maintain an extremely low temperature environment for HTS applications (although the critical temperatures for HTS are “high” compared with traditional superconductors, they are still extremely cold by other standards).

Strategic Initiatives

In addition to our ongoing design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications described below, we have created several unique capabilities and HTS manufacturing system that we are seeking to strategically deploy. The capabilities relate to a new wire platform, RF filters and cryocoolers:

•	Wire Platform. Following a review of our technical capabilities and core competencies, we determined that extending our HTS materials production into a new wire platform for power applications offers an attractive strategic business opportunity. Our second generation (2G) HTS wire product development is focused on large markets where the advantages of HTS wire are recognized by the industry. Our initial product roadmap targets three important applications:

•	Superconducting High Power Transmission Cables: HTS advanced power transmission cable transmits five to twenty times the electrical power of traditional copper or aluminum cables with much improved efficiency.

•	Superconducting Fault Current Limiters (SFCL): SFCLs act like powerful surge protectors, preventing harmful faults from taking down costly substation equipment. SFCLs enable the energy efficient connections of distributed power sources to the grid, fast reliable grid protection, and utilize smart grid design criteria.

•	Superconducting Wind Turbine Generators: Superconducting wind turbines allow utilities to add more “power per tower” by significantly reducing turbine size and weight and improving power generation efficiency.

While substantial technical challenges and business challenges remain before we have a commercially successful product introduction, we recently announced that we successfully produced 2G HTS wire samples that meet requirements specified by customers for HTS AC power cable, SFCLs and HTS wind turbine applications. We also announced high-magnetic-field test results for our 2G HTS wire. In an ongoing collaborative research and development agreement (CRADA) with Los Alamos National Laboratory (LANL), we and LANL produced a 2G HTS wire sample that demonstrates exceptional in-field critical current values. This current-carrying capability in high magnetic field demonstrates the effectiveness of our HTS fabrication process at producing 2G HTS wire for demanding applications such as superconducting fault current limiters and high-power wind turbine generators.

•	RF Filters. Conventional RF filters are fabricated primarily from aluminum blocks with hollow cavities, resonators, and tuning elements incorporated to make a frequency specific filter. Our filter structures resemble a circuit on a semiconductor using a circuit that is etched into HTS materials that are deposited on a wafer. Our unique and innovative circuits allow us to utilize the characteristics of the HTS materials for this application. We have also developed unique tuning methods that allow us to produce a frequency specific filter.

•	Cryocoolers. HTS circuits need to be cooled to the critical temperature that enables the superconducting properties of the materials to be utilized. To meet this need, we developed a unique cryocooler that can efficiently and reliably cool the circuit to the critical temperature (77 degrees Kelvin). As a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

Our HTS Manufacturing System

We consider our manufacturing systems to be significant to our business plan and competitive positioning, including on our wire platform initiative. We have developed a proprietary Reactive Co-Evaporation and Cyclical Deposition Reaction (RCE-CDR), or simply RCE, deposition technique that allows us to precisely control growth rates, the relative proportions of metals and the chamber temperature. The process further allows us to precisely control and make the refinements necessary for a high-yield, high-output manufacturing. After extensive evaluation of a number of HTS compounds that include one or more of these HTS elements we chose yttrium barium copper oxide (YBCO) as the compound with the best properties for the applications we were pursuing. Utilizing this tightly controlled process and revolutionary RCE deposition method we increased production yield of our YBCO wafers to over 95%. In addition, because we can control the factors that determine the structure of the HTS crystal being grown, we are able to make innovative changes to the crystal to optimize its performance for the RF filtering application.

Our Proprietary Technology

We are focused on research and development to maintain our technological edge. As of December 31, 2010, we had 23 employees in our research and development division; 7 of our employees have Ph.D.’s, and 7 others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our development efforts over the last 23 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of December 31, 2010, we held 61 U.S. patents in addition to 23 issued foreign patents, 17 U.S. patent applications pending and 64 foreign applications patents pending.

We are currently focusing our efforts on applications in areas such as:

•	Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs. We are leveraging our unique filtering technology to pursue wireless business on multiple fronts: capturing wireless business with tier one U.S. wireless carriers for the LTE network build out, and developing our advanced reconfigurable filtering technology, which has the potential to drastically reduce the size and cost of mobile devices.

•	Superconducting Power Applications. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. We have identified several large initial target markets for our 2G HTS wire including energy (wind turbines, smart grid) and industrial (motors, generators) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders such as the United States National Labs and the U.S. Department of Energy (“DOE”). In August 2009, we renewed our two year Cooperative Research and Development Agreement with Los Alamos National Laboratory (“LANL”). These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.

Our development efforts (including those described above under Strategic Initiatives) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Company History

We were established in 1987 shortly after the discovery of HTS materials, a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Our stated objective was to develop products based on these new materials for the commercial marketplace. Several other competitive HTS materials companies were also formed in that same timeframe.

After analyzing the market opportunities available, we decided to pursue a strategic revenue opportunity developing products for the electronics industry. Our belief was that these new materials would provide significant benefits for the emerging computing and telecommunications platforms. We ultimately chose an application that would address a serious radio frequency (RF) interference problem being confronted by the new wireless communications industry. Most of our HTS materials competitors chose to pursue superconducting wire opportunities around this time.

Our initial product was completed in 1998 and we began delivery to a number of wireless network providers. In the last 13 years, we continued to refine and improve the platform, with the primary focus on improving reliability, increasing performance and runtime, and most importantly, removing cost from the manufacturing process of the required subsystems. Our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

Our Wireless Business

Our current revenue comes from the design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications. We have three current product lines, all of which relate to wireless base stations:

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including Alltel, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in each of the last three years. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and United States governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report. As a result of this uncertainty, at December 31, 2009, we fully reserved against our investment in the joint venture of $521,000. There was no such expense in 2010.

Licenses

From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.

Government Contracts

We generate significant revenues from government contracts. For 2010, 2009 and 2008, government related contracts accounted for 23%, 32% and 40%, respectively, of our net revenues. We typically own the intellectual property developed under these contracts, and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

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

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers, including CommScope, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter, including many original equipment manufacturers such as Ericsson and Nokia. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. With respect to our HTS materials, we compete with American Superconductor, SuperPower and THEVA, among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman, for government products.

Research and Development

Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields using our core technologies. We spent a total of $6.2 million for 2010 and $7.0 million for each of 2009 and 2008 on research and development, of which $5.1 million, $4.4 million and $3.4 million, respectively, was for company-funded research and development. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented 19%, 37% and 52% of total research and development costs for each of 2010, 2009 and 2008, respectively.

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

Employees

As of December 31, 2010, we had a total of 79 employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $342,000 at December 31, 2010, compared to $795,000 at December 31, 2009.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.

The current worldwide recession may adversely affect our business, operating results and financial condition.

The United States and global economies continue to experience a financial downturn, with some financial and economic analysts predicting that the global economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy and decreased consumer and business spending. These developments could negatively affect our business, operating results and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us, or may delay paying us for previously purchased products. In addition, this downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets. Credit has tightened significantly, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing. If this crisis continues or worsens, and if we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able obtain that financing. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

We may need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected

At December 31, 2010 we had $6.1 million in cash and cash equivalents. Our cash resources, together with our line of credit, may not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs.

Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

We rely on a small number of customers for the majority of our commercial revenues, and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, could have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of wireless carriers. We derived 92% of our commercial product revenues from Verizon Wireless and AT&T in each of the last three years. Our future success depends upon the wireless carriers continuing to purchase our products, and fluctuations in demand from such customers could negatively impact our results. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition.

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

Our current products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. Our current and potential competitors include conventional RF filter manufacturers, CommScope, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. We also compete with companies that design, manufacture and sell antenna-optimizing multiplexers and companies that seek to enhance base station range and selectivity by means other than a superconducting filter, including many original equipment manufacturers such as Ericsson and Nokia. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. With respect to our HTS materials, we compete with American Superconductor, SuperPower and THEVA, among others. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman, for government products. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

We may not be able to compete effectively against alternative technologies.

Our products also compete with a number of alternative approaches and technologies that increase the capacity and improve the quality of wireless networks. Some of these alternatives may be more cost effective or offer better performance than our products. Wireless network operators may opt to increase the number of transmission stations, increase tower heights, install filters and amplifiers at the top of towers or use advanced antenna technology in lieu of purchasing our products. We may not succeed in competing against these alternatives.

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

In addition, we must overcome technical challenges to commercialize our HTS wire. If we are able to so, we will need to attain customer acceptance of our HTS wire, and we cannot ensure that such acceptance will occur.

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

We face constant pressures to reduce prices and accordingly, the average selling price of our products has decreased over the years. We anticipate customer pressure on our product pricing will continue for the foreseeable future. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

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

Contracts involving the U.S. government may include various risks, including:

•	termination by the government;

•	reduction, modification or cancellation in the event of changes in the government’s requirements or budgetary constraints;

•	increased or unexpected costs causing losses or reduced profits under contracts where prices are fixed or unallowable costs under contracts where the government reimburses for costs and pays an additional premium;

•	risks of potential disclosure of confidential information to third parties;

•	the failure or inability of the main contractor to perform its contract in circumstances where we are a subcontractor;

•	the failure of the government to exercise options for additional work provided for in the contracts;

•	the government’s right in certain circumstances to freely use technology developed under these contracts; and

•	control or prohibition of the export of products.

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

Compliance with environmental regulations could be especially costly due to the hazardous materials used in the manufacturing process. In addition, we could incur expenditures related to hazardous material accidents.

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

In addition, although we believe that our safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, but the use and disposal of hazardous materials involves risk that we could incur substantial expenditures for such preventive or remedial actions. If such an accident were to occur, we could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed our resources or otherwise have a material adverse effect on our financial condition, results of operations or cash flows.

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

In 2007, we formed a joint venture with BAOLI to manufacture and sell our SuperLink interference elimination solution in China. In additional to facing many of the risks faced by our domestic business, if that joint venture or any other international operation we may have is to be successful, we (together with any joint venture partner) must recruit the necessary personnel and develop the facilities needed to manufacture and sell the products involved, learn about the local market (which may significantly different from our domestic market), build brand awareness among potential customers and compete successfully with local organizations with greater market knowledge and potentially greater resources than we have. We must also obtain a number of critical governmental approvals from both the United States and the local country governments on a timely basis, including those related to any transfers of our technology. We must establish sufficient controls on any foreign operations to ensure that those operations are operated in accordance with our interests, that our intellectual property is protected and that our involvement does not inadvertently create potential competitors. There can be no assurance that these conditions will be met. Even if they are met, the process of building our international operations could divert financial resources and management attention from other business concerns. Finally, our international operations will also be subject to the general risks of international operations, such as:

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

As of December 31, 2010, we had outstanding warrants and options exercisable for an aggregate of 840,552 shares of common stock at a weighted average exercise price of $7.70 per share. We have registered the issuance of all these shares, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 10, 2011, 1,388,477 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 71,000 square feet in this complex under a long-term lease that expires in November 2016. Although we currently have excess capacity, we believe this facility can be managed in a flexible and cost effective manner and is adequate to meet current and reasonably anticipated needs for approximately the next two years.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low

2010
Quarter ended December 31, 2010	$1.80	$1.30
Quarter ended October 2, 2010	$2.75	$1.50
Quarter ended July 3, 2010	$3.00	$2.26
Quarter ended April 3, 2010	$3.85	$2.35
2009
Quarter ended December 31, 2009	$3.35	$2.08
Quarter ended September 26, 2009	$3.99	$2.22
Quarter ended June 27, 2009	$5.45	$0.93
Quarter ended March 28, 2009	$1.45	$0.82

Holders of Record

We had 161holders of record of our common stock on March 1, 2011. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 12,000 beneficial owners of our common stock.

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

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2010 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to Be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan Category	and Rights	and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	1,083,366	$6.43	1,874,526
Equity compensation plans not approved by security holders	—	—	—

Total	1,083,366	$6.43	1,874,526

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

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2005 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-05	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10
Superconductor Technologies	$100.00	$41.16	$129.07	$23.49	$56.74	$35.35
Nasdaq Composite	100.00	109.52	120.27	71.51	102.89	120.29
Nasdaq-Telecommunications	100.00	127.76	139.48	79.53	117.89	122.52

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues:
Net commercial product revenues	$6,548	$7,239	$6,768	$12,787	$17,697
Government and other contract revenues	1,999	3,577	4,525	5,115	3,361
Sub license royalties	—	—	—	—	20

Total net revenues	8,547	10,816	11,293	17,902	21,078
Costs and expenses:
Cost of commercial product revenues	7,732	9,102	8,911	12,944	15,922
Cost of government and other contract revenues	1,180	2,552	3,649	2,906	2,407
Other research and development	5,067	4,399	3,394	3,172	3,488
Selling, general and administrative	6,684	6,925	8,151	8,123	9,086
Restructuring expenses and impairment charges	—	—	141	—	38
Write off of Goodwill	—	—	—	—	20,107

Total costs and expenses	20,663	22,978	24,246	27,145	51,048

Loss from operations	(12,116)	(12,162)	(12,953)	(9,243)	(29,970)
Other income (expense), net	148	(817)	252	117	346

Net loss	$(11,968)	$(12,979)	$(12,701)	$(9,126)	$(29,624)

Basic and diluted net loss per common share	$(0.51)	$(0.65)	$(0.77)	$(0.73)	$(2.37)

Weighted average number of shares Outstanding	23,344	19,843	16,403	12,488	12,483

	Years Ended December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$6,069	$10,365	$7,569	$3,939	$5,487
Working capital	7,655	12,557	12,253	3,293	10,158
Total assets	12,569	18,126	19,358	16,625	21,904
Long-term debt, including current portion	608	576	521	563	618
Total stockholders’ equity	$10,896	$16,241	$17,552	$9,190	$17,951

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2010 Compared to 2009

Net revenues consist primarily of commercial product revenues and government contract revenues. Net revenues decreased by $2.3 million, or 21%, to $8.5 million in 2010 from $10.8 million in 2009.

Net commercial product revenues decreased by $691,000, or 10%, to $6.5 million in 2010 from $7.2 million in 2009. The decrease is the result of lower sales volume for our SuperLink products. Average sales prices for our products were essentially unchanged in 2010 from 2009. Our two largest customers accounted for 92% of our net commercial revenues in 2010 and 2009. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues decreased by $1.6 million, or 44%, to $2.0 million in 2010 from $3.6 million in 2009. This decrease was principally the result of the completion of a large contract. This reduced level of government contract revenue will continue as we use more of our limited engineering resources on our commercial projects.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $7.7 million for 2010 compared to $9.1 million for 2009, a decrease of $1.4 million, or 15%. The lower costs resulted principally from lower production as a result of lower sales. Our expense provision for obsolete inventories totaled $360,000 in 2010 compared to $282,000 in 2009.

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

The following is an analysis of our commercial product gross profit margins for 2010 and 2009:

	Years Ended December 31,
	2010		2009
	Dollars in thousands

Net commercial product sales	$6,548	100.0%	$7,239	100.0%
Cost of commercial product sales	7,732	118.1%	9,102	125.7%

Gross profit	$(1,184)	18.1%	$(1,863)	(25.7)%

We had a negative gross margin of $1.2 million in 2010 from the sale of our commercial products compared to a negative gross margin of $1.9 million in 2009. The negative gross margin in 2010 was primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $360,000 charge for excess and obsolete inventory in 2010 and a similar charge of $282,000 in 2009. Gross margins were favorably impacted by $261,000 in 2009 by the sale of previously written-off inventory. There was no similar benefit in 2010. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

Cost of government and other contract revenue totaled $1.2 million in 2010 compared to $2.6 million in 2009, a decrease of $1.4 million, or 54%. Because these contracts are generally priced on a “cost plus” basis, declines in revenue generally result in declines in associated costs. As a percentage of government revenue, government and other contract expenses decreased from 71% in 2009 to 59% in 2010 because of different cost recognition criteria on one of our 2010 cost-plus contracts.

Research and development expenses relate to development of new products, including our wireless commercial products. These expenses also include design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses totaled $5.1 million in 2010 compared to $4.4 million in 2009, an increase of $0.7 million, or 15%. The increase is the result of new commercial products development effort. We have relatively fixed engineering resources, and our research and development expenses vary inversely with the amount of those resources allocated to our government contract activities.

Selling, general and administrative expenses totaled $6.7 million in 2010 compared to $6.9 million in 2009, a decrease of $0.2 million, or 3%. The lower expenses in 2010 resulted primarily from a reduction in employees in the third quarter of 2010.

Other expense in 2009 included a loss from our joint venture with BAOLI in China of $638,000. There was no such expense in 2010. The adjustment of the fair value expense of $171,000 in 2009, and subsequent income in 2010, represents the treatment, as a derivative, of 608,237 warrants that were exercisable for common stock. The warrants expired, unexercised, in August 2010.

In 2010 we reduced our work force and incurred severance charges of $211,000. We incurred no severance charges in 2009.

Interest income decreased to $6,000 in 2010, compared to $24,000 in 2009, primarily because of lower interest rates being paid on our money-market account funds.

Interest expense in 2010 and 2009 amounted to $29,000 and $32,000, respectively.

Our loss totaled $12.0 million in 2010, compared to $13.0 million in 2009.

The net loss available to common stockholders totaled $0.51 per common share in 2010, compared to $0.65 per common share in 2009.

2009 Compared to 2008

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

We had a negative gross margin of $1.9 million in 2009 from the sale of our commercial products compared to a negative gross margin of $2.1 million in 2008. The negative gross margin in 2009 was primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $282,000 charge for excess and obsolete inventory in 2009 and a similar charge of $17,000 in 2008. Gross margins were favorably impacted by $261,000 in 2009 by the sale of previously written-off inventory. There was no similar benefit in 2008. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

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

Research and development expenses totaled $4.4 million in 2009 compared to $3.4 million in 2008, an increase of $1.0 million, or 30%. In 2009, we increased our new commercial products development effort by $500,000 and in 2008 we capitalized a $521,000 development related to a product for the China market. We have relatively fixed engineering resources, and our research and development expenses vary inversely with the amount of those resources allocated to our government contract activities.

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

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2010, we had working capital of $7.7 million, including $6.1 million in cash and cash equivalents, compared to working capital of $12.6 million at December 31, 2009, which included $10.4 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents decreased by $4.3 million from $10.4 million at December 31, 2009 to $6.1 million at December 31, 2010. In 2010, cash was used principally in operations and to a lesser extent for the purchase of property and equipment. These uses were partially offset by net cash proceeds of $6.0 million provided by the sales of common stock.

Cash used in operations totaled $9.4 million in 2010. We used $9.6 million to fund the cash portion of our net loss. We also used cash to fund a $255,000 increase in accounts payable payments and patents and licenses payments. These uses were offset by cash generated from the sale of inventory, lower accounts receivable, lower prepaid expenses and lower other assets totaling $513,000.

Net cash used in investing activities, which was for the purchase of fixed assets, totaled $374,000 in 2010.

Net cash provided by financing activities in 2010 totaled $5.5 million. Cash from the sale of common stock was $6.0 million, net of approximately $900,000 in expenses, from the sale of 4.6 million shares of common stock at $1.50 per share in August and October 2010. In January we repurchased $573,000 of our common shares to satisfy tax withholding obligations due from our employees upon the vesting of their restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Financing activities from the sale of our common stock in August and October of 2010 totaled $6.0 million, net of $900,000 in expenses, from the sale of 4.6 million shares of our common stock at $1.50 per share.

As described in Future Liquidity, in a registered direct offering completed in February 2011 we raised proceeds of $12.4 million, net of offering costs of $920,000, from the sale of 5,443,000 shares of common stock at $2.45 per share based on a negotiated discount to market.

We have an existing line of credit from a bank. The line of credit expires in July 2011. The loan agreement is structured as a sale of our accounts receivable and provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the bank’s prime rate (4.0% at December 31, 2010) plus 2.50% subject to a minimum monthly charge. Advances are collateralized by a lien on all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions. There was no amount outstanding under this borrowing facility at December 31, 2010.

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

Tabular Disclosure of Contractual Obligations.  At December 31, 2010, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
			2012 and	2014 and	2016 and
Contractual Obligations	Total	2011	2013	2015	beyond

Operating leases	8,231,000	1,307,000	2,704,000	2,856,000	1,364,000
Minimum license commitment	1,635,000	175,000	350,000	375,000	735,000
Fixed asset and inventory purchase commitments	203,000	203,000	—	—	—

Total contractual cash obligations	$10,069,000	$1,685,000	$3,054,000	$3,231,000	$2,099,000

Capital Expenditures

We plan to invest approximately $2.3 million in fixed assets during 2011.

Future Liquidity

In 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. In 2009, we incurred a net loss of $13.0 million and had negative cash flows from operations of $7.4 million. Our independent registered public accounting firm has included in their audit reports for 2010 through 2008 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At December 31, 2010 we had $6.1 million in cash. Our cash resources, together with our line of credit, may not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. (See Note 13)

In a registered direct offering completed in February 2011 we raised proceeds of $12.4 million, net of offering costs of $920,000, from the sale of 5,443,000 shares of common stock at $2.45 per share based on a negotiated discount to market.

Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Net Operating Loss Carryforward

As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of approximately $303.1 million and $191.9 million, respectively, which expire in the years 2011 through 2030. Of these amounts, $76.1 million and $23.5 million, respectively, resulted from the acquisition of Conductus. However, during 2010 management concluded that under the Internal Revenue Code change of control limitations, a maximum of $81.9 million and $55 million, respectively, would be available for reduction of taxable income, and reduced both the deferred tax asset and valuation allowance accordingly. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes, the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for state income tax purposes of approximately $189,000 and $141,000, respectively, which expire in the years 2029 and 2030.

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

At December 31, 2010, we had approximately $5.4 million invested in a money market account yielding approximately 0.1%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $5,000 per annum. As we had no amounts outstanding on our bank loan during 2010, changes in its interest rate would not have affected us.

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

Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2011Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

The information required by this item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements.  Our consolidated financial statements and the Report of Stonefield Josephson, Inc. and Marcum LLP, Independent Registered Public Accounting Firms are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts	F-23

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006.(22)
3.2	Amended and Restated Bylaws of Registrant.(22)
3.3	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant.(23)
4.1	Form of Common Stock Certificate.(21)
4.2	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007.(20)
4.3	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant.(2)
4.4	Warrant to Purchase Stock issued by Registrant to Silicon Valley Bank and Registration Rights Agreement.(8)
10.3	Amended and Restated 1998 Non-Statutory Stock Option Plan, including Form of Stock Option Agreement.(3)***
10.4	1999 Stock Plan.(1)***
10.5	Form of 1999 Stock Plan Stock Option Agreement.(1)***
10.6	Form of Change in Control Agreement dated March 28, 2003.(5)***
10.7	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (15)***
10.8	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (17)***
10.9	Accounts Receivable Purchase Agreement by and between Registrant and Silicon Valley Bank, dated March 28, 2003, effective date June 23, 2003.(5)
10.10	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 17, 2004.(7)
10.11	Amendment to Purchase Agreement by and between Registrant and Silicon Valley Bank dated as of April 27, 2004.(9)

Number	Description of Document

10.12	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 16, 2005.(13)
10.13	Third Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 16, 2006.(22)
10.14	Fourth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 18, 2007.(22)
10.16	Sixth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 31, 2008.(21)
10.16	Seventh Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 31, 2009.(22)
10.17	Eighth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 28, 2010.(24)
10.18	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC.(6)**
10.19	License Agreement between Registrant and Sunpower, Inc. dated May 2, 2005. (10)**
10.20	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (11)***
10.21	Stock Option Grant and 2003 Equity Incentive Plan Option Agreement between Registrant and Jeffrey Quiram dated February 14, 2005. (11)***
10.22	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (17)***
10.23	2003 Equity Incentive Plan As Amended May 25, 2005. (14)***
10.24	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (11)***
10.25	Management Incentive Plan (July 24, 2006). (16)***
10.26	Employment Agreement between Registrant and Terry White dated as of April 11, 2005. (12)***
10.27	Amendment to Employment Agreement between Registrant and Terry White dated as of December 31, 2006. (17)***
10.28	Compensation Policy for Non-Employee Directors dated March 18, 2005. (12)***
10.29	Form of Director and Officer Indemnification Agreement. (15)***
10.30	Lease Agreement between the Registrant and 1200 Enterprises LLC dated as of June 1, 2001.(4)
10.31	First Amendment to Lease between Registrant and 1200 Enterprises LLC dated October 1, 2007.(25)
10.32	Second Amendment to Lease between the Registrant and 1200 Enterprises LLC dated January 19, 2009.(22)
10.33	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007.(18)
10.34	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007(19)
10.35	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008.(19)
10.36	Framework Agreement between Registrant and BAOLI dated November 8, 2007.(19)
10.37	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI).(19)
10.38	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI Superconductor Technology Co, Ltd (Exhibit B to Framework Agreement).(19)
14	Code of Business Conduct and Ethics.(15)
21	List of Subsidiaries.(25)
23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm.(25)
23.2	Consent of Stonefield Josephson Inc, Independent Registered Public Accounting Firm.(25)
31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.(25)
31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.(25)
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.(25)
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.(25)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed November 4, 1999 (File No. 333-90293).

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 4, 2000.

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed March 6, 2001 (File No. 333-56606).

(4)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 6, 2002.

(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.

(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, filed May 12, 2004.

(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-3 (File No. 333-117107), filed July 2, 2004.

(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, filed August 11, 2004.

(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.

(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.

(12)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.

(13)	Incorporated by reference from Registrants’ Current Report on Form 8-K filed April 4, 2005.

(14)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.

(15)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.

(17)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.

(18)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.

(19)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.

(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.

(21)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 20, 2009.

(22)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.

(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.

(24)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, filed November 10, 2010.

(25)	Filed herewith.

(b) Exhibits. See Item 15(a) above.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Stockholders of Superconductor Technologies, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheet of Superconductor Technologies, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year then ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Further, the accompanying schedule is, in our opinion, fairly stated in all material respects in relation to basic financial statements as a whole.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $237,633,000 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the accompanying consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Marcum llp

Los Angeles, California
March 21, 2011

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Stockholders of Superconductor Technologies, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Superconductor Technologies, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the two years ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Further, the accompanying schedule is, in our opinion, fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2, the Company has incurred significant net losses since its inception and has an accumulated deficit of $225,665,000 as of December 31, 2009 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the accompanying financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Stonefield Josephson, Inc.

Los Angeles, California
March 16, 2010

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$6,069,000	$10,365,000
Accounts receivable, net	108,000	462,000
Inventory, net	2,230,000	2,644,000
Prepaid expenses and other current assets	344,000	445,000

Total Current Assets	8,751,000	13,916,000
Property and equipment, net of accumulated depreciation of $21,948,000 and $21,076,000, respectively	1,334,000	1,832,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,494,000 and $2,384,000, respectively	2,274,000	2,163,000
Other assets	210,000	215,000

Total Assets	$12,569,000	$18,126,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$548,000	$467,000
Accrued expenses	517,000	671,000
Fair value of warrant derivative	—	171,000
Other current liabilities	31,000	50,000

Total Current Liabilities	1,096,000	1,359,000
Other long term liabilities	577,000	526,000

Total Liabilities	1,673,000	1,885,000
Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 27,217,408 and 22,512,033 shares issued and outstanding, respectively	28,000	23,000
Capital in excess of par value	248,500,000	241,882,000
Accumulated deficit	(237,633,000)	(225,665,000)

Total Stockholders’ Equity	10,896,000	16,241,000

Total Liabilities and Stockholders’ Equity	$12,569,000	$18,126,000

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ending December 31
	2010	2009	2008

Net revenues:
Net commercial product revenues	$6,548,000	$7,239,000	$6,768,000
Government and other contract revenues	1,999,000	3,577,000	4,525,000

Total net revenues	8,547,000	10,816,000	11,293,000
Costs and expenses:
Cost of commercial product revenues	7,732,000	9,102,000	8,911,000
Cost of government and other contract revenues	1,180,000	2,552,000	3,649,000
Research and development	5,067,000	4,399,000	3,394,000
Selling, general and administrative	6,684,000	6,925,000	8,151,000
Restructuring expenses and impairment charges	—	—	141,000

Total costs and expenses	20,663,000	22,978,000	24,246,000
Loss from operations	(12,116,000)	(12,162,000)	(12,953,000)
Other Income and Expense
Impairment of asset for, and noncontrolling interest in joint venture	—	(638,000)	—
Adjustments to fair value of derivatives	171,000	(171,000)	—
Interest income	6,000	24,000	284,000
Interest expense	(29,000)	(32,000)	(32,000)

Net loss	$(11,968,000)	$(12,979,000)	$(12,701,000)

Basic and diluted net loss per common share	$(0.51)	$(0.65)	$(0.77)

Basic and diluted weighted average number of common shares outstanding	23,344,461	19,842,687	16,402,509

See accompanying notes to the consolidated financial statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Capital in
	Convertible Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2007	—	$—	12,511,414	$12,000	$209,163,000	$(199,985,000)	$9,190,000
Issuance of common stock (net of costs)			5,101,361	5,000	10,563,000		10,568,000
Stock — based compensation			256,255	1,000	593,000		594,000
Issuance of Series A Preferred	611,523	1,000			9,900,000		9,901,000
Net loss						(12,701,000)	(12,701,000)

Balance at December 31, 2008	611,523	1,000	17,869,030	18,000	230,219,000	(212,686,000)	17,552,000
Issuance of common stock (net of costs)			3,752,005	4,000	10,452,000		10,456,000
Stock — based compensation			890,998	1,000	1,211,000		1,212,000
Net loss						(12,979,000)	(12,979,000)

Balance at December 31, 2009	611,523	1,000	22,512,033	23,000	$241,882,000	(225,665,000)	16,241,000
Issuance of common stock (net of costs)			4,600,000	5,000	6,032,000		6,037,000
Repurchase of common stock to satisfy withholding obligations			(181,982)		(573,000)		(573,000)
Stock — based compensation			287,357		1,159,000		1,159,000
Net loss						(11,968,000)	(11,968,000)

Balance at December 31, 2010	611,523	$1,000	27,217,408	$28,000	$248,500,000	$(237,633,000)	$10,896,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,968,000)	$(12,979,000)	$(12,701,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	976,000	1,462,000	1,735,000
Stock-based compensation expense	1,159,000	1,212,000	587,000
Provision for excess and obsolete inventories	360,000	282,000	17,000
Noncontrolling interest in joint venture	—	117,000	—
Fair value of derivatives	(171,000)	171,000	—
Asset impairment	—	521,000	—
Changes in assets and liabilities:
Accounts receivable	354,000	(107,000)	2,057,000
Inventories	54,000	2,352,000	(1,880,000)
Prepaid expenses and other current assets	101,000	(147,000)	(26,000)
Patents and licenses	(215,000)	(240,000)	(315,000)
Other assets	5,000	14,000	9,000
Accounts payable, accrued expenses and other current liabilities	(40,000)	(92,000)	(1,603,000)

Net cash used in operating activities	(9,385,000)	(7,434,000)	(12,120,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(375,000)	(226,000)	(179,000)
Investment in joint venture	—	—	(521,000)

Net cash used in investing activities	(375,000)	(226,000)	(700,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(573,000)	—	—
Net proceeds from sale of common stock	6,037,000	10,456,000	16,450,000

Net cash provided by financing activities	5,464,000	10,456,000	16,450,000

Net increase (decrease) in cash and cash equivalents	(4,296,000)	2,796,000	3,630,000
Cash and cash equivalents at beginning of year	10,365,000	7,569,000	3,939,000

Cash and cash equivalents at end of year	$6,069,000	$10,365,000	$7,569,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company

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

From 1987 to 1997, we were engaged primarily in research and development and generated revenues primarily from government research contracts. Since then, we have provided solutions for wireless infrastructure in the telecommunications industry. Our commercial product offerings are divided into the following three areas: SuperLink (high-temperature superconducting filters), AmpLink (high performance, ground-mounted amplifiers) and SuperPlex (high performance multiplexers). In addition, we have strategic initiatives for an HTS wire platform, RF filters and cryocoolers.

Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been a significant source of revenues for us. For 2010, 2009 and 2008, government related contracts accounted for 23%, 32%, and 40%, respectively, of our net revenues.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $237.6 million. In 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. In 2009, we had an accumulated deficit of $225.7 million, a net loss of $13.0 million and negative cash flows from operations of $7.4 million. These factors raise substantial doubt about our ability to continue as a going concern.

At December 31, 2010 we had $6.1million in cash. Our cash resources, together with our line of credit, may not be sufficient to fund our business for the next 12 months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs (See Note 13).

Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Principles of Consolidation

The consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with what management believes to be quality financial institutions and from time to time exceed FDIC limits. Historically, we have not experienced any losses due to such concentration of credit risk.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

We sell predominantly to entities in the wireless communications industry and to entities of the United States government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Account balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. In 2010 and 2009 there were disposals totaling $12,000 and zero, respectively.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. in 2002 was recorded at its estimated fair value and was amortized using the straight-line method over seven years ending in 2009.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during 2010 and determined there was no impairment.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. The adoption of this guidance has not had a material impact on our consolidated financial statements as we concluded our tax positions are highly certain of being settled at 100% of the benefit claimed. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 1996.

Marketing Costs

All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2010.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment and periodic vesting.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	2010	2009	2008

Cost of revenue	$22,000	$32,000	$22,000
Research and development	322,000	287,000	122,000
Selling, general and administrative	815,000	893,000	443,000

	$1,159,000	$1,212,000	$587,000

The impact to the Consolidated Statement of Operations for 2010, 2009 and 2008 on basic and diluted earnings per share was $0.05, $0.06 and $0.04, respectively. No stock compensation cost was capitalized during the periods.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivables, inventories, prepaid expenses and other current assets, lines of credit and other current liabilities as of December 31, 2010 and December 31, 2009 approximate fair value.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2010, we had two customers that represented 58% and 12% of total net revenues and 31% of accounts receivable. In 2009, these two customers represented 51% and 11% of total net revenues and 38% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have a line of credit with a bank. There was no amount outstanding under this borrowing facility at December 31, 2010. The line of credit expires July 2011 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Any advances would bear interest at the bank’s prime rate (4.0% at December 31, 2010) plus 2.50% subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all of our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

The agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The failure to comply with these provisions, or the occurrence of any one of the events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings. Such representations, warranties and events of default include (a) non-payment of debt and interest hereunder, (b) non-compliance with terms of the agreement covenants, (c) insolvency or bankruptcy, (d) material adverse change, (e) merger or consolidation where our stockholders do not hold a majority of the voting rights of the surviving entity, (f) transactions outside the normal course of business, or (g) payment of dividends. At December 31, 2010 we were in compliance with all covenants.

Note 4 —	Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2010, 2009 or 2008.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2010, 2009 and 2008 as follows:

	2010	2009	2008

Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8
Impairment of Goodwill (not deductible for tax)	—	—	—

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2010	2009

	$31,059,000	$112,187,000
Loss carryforwards
Capitalized research and development	736,000	1,102,000
Depreciation	2,429,000	2,577,000
Tax credits	282,000	3,984,000
Inventory	437,000	330,000
Acquired intellectual property	(90,000)	(90,000)
Other	247,000	519,000
Less: valuation allowance	(35,100,000)	(120,609,000)

	$—	$—

As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of approximately $303.1 million and $191.9 million, respectively, which expire in the years 2011 through 2030. Of these amounts $76.1 million and $23.5 million, respectively, resulted from the acquisition of Conductus. However, during 2010 management concluded that under the Internal Revenue Code change of control limitations, a maximum of $81.9 million and $55.0 million, respectively, would be available for reduction of taxable income, and reduced both the deferred tax asset and valuation allowance, accordingly. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for state income tax purposes of approximately $189,000 and $141,000, respectively, which expire in the years 2029 and 2030.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet. The valuation allowance decreased by $85.5 million in 2010 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code. The valuation allowance had increased by $3.0 million in 2009 and by $2.4 million in 2008.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards will be subject to annual limitation upon utilization in future periods.

Note 5 —	Stockholders’ Equity

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

Common Stock

In an underwritten offering completed in August 2010 we raised net proceeds of $5.2 million, net of offering costs of $800,000, from the sale of 4 million shares of common stock at $1.50 per share based on a negotiated discount to market. As a result of the exercise of the 15% over allotment in our August 2010 offering, in October 2010 we raised net proceeds of $818,000, net of offering costs of $82,000, from the sale of 600,000 shares of common stock at $1.50 per share.

In a registered direct offering completed in June 2009 we raised proceeds of $10.5 million, net of offering costs of $800,000, from the sale of 3,752,005 shares of common stock at $3.00 per share based on a negotiated discount to market. For both the 2010 and 2009 offerings, we determined the offering price based principally on negotiations between us, the placement agent and the selected institutional investors and on our consideration of the closing prices (including high, low and average prices) and trading volumes of our common stock on the Nasdaq Capital Market primarily during the 30 trading days preceding the date we determined the offering price.

Equity Awards

At December 31, 2010, we had three equity award option plans, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

At December 31, 2010, 1,874,526 shares of common stock were available for future grants under the 2003 Equity Incentive Plan.

There were no stock option exercises in the last three years.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We granted stock options in 2010 and 2008. We did not grant stock options in 2009. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2010	2009	2008

Per share fair value at grant date	$1.89	$—	$3.57
Risk free interest rate	1.84%	—	2.47%
Expected volatility	116%	—	109%
Dividend yield	0%	—	0%
Expected life in years	4.0	—	4.0

The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees have a 3 year vesting term and a 10 year contractual term and vest at 33% after one year and then either ratably on a monthly basis or annually for the remaining two years. Options to Board Members have a 10 year contractual term and vest 50% after one year and 50% after two years. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% aggregate forfeiture rate based on historical stock option cancellation rates over the last 4 years.

At December 31, 2010, 1,874,526 shares of common stock were available for future grants and options covering 1,083,366 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2010 was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 2007	741,858	$34.24
Granted	576,590	4.83
Canceled	(84,423)	9.60
Exercised	—	—

Outstanding at December 31, 2008	1,234,025	22.18
Granted	—	—
Canceled	(89,149)	48.20
Exercised	—	—

Outstanding at December 31, 2009	1,144,876	$20.16
Granted	225,498	2.47
Canceled	(287,008)	58.08
Exercised	—	—

Outstanding at December 31, 2010	1,083,366	$6.43

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2010:

		Weighted
		Average		Exercisable
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$1.43 — $2.62	230,444	9.24	$2.44	10,875	$1.81
2.77 — 4.90	172,100	6.54	3.79	149,643	3.80
5.12 — 5.80	368,675	7.13	5.12	357,887	5.12
6.70 — 7.02	232,100	4.40	6.90	232,100	6.90
8.00 — 79.38	80,047	2.75	28.28	80,047	28.28

	1,083,366	6.58	$6.43	830,552	$7.57

Our outstanding options expire on various dates through May 2020. The weighted-average contractual term of outstanding options was 6.58 years and the weighted-average contractual term of currently exercisable stock options was 5.8 years. At December 31, 2010, outstanding options covering 600 shares, with an insignificant intrinsic value, had an exercise price less than the current market value and all were exercisable. The number of options exercisable and their weighted average exercise price at December 31, 2009 and 2008 totaled 970,703 and $22.96 and 674,061 and $36.67, respectively.

In October 2010, we issued 25,000 shares of restricted stock under awards that have service conditions and vest over one year. The per share grant-date fair value was $1.68. In May 2010, we issued 242,498 shares of restricted stock under awards that have performance and service conditions and generally vest over three years. The per share grant-date fair value was $2.62. In February 2010, we issued 75,000 shares of restricted stock under awards that have performance and service conditions and generally vest over four years. The per share grant-date fair value was $3.12.

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

The impact of all equity awards on the consolidated statements of operations for 2010 was an expense of $1.2 million and $0.05 on basic and diluted earnings per share. The 2009 and 2008 impact on net income was an expense of $1.2 million and $587,000, respectively, and $0.06 and $0.04 on basic and diluted earnings per share, respectively. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested option awards not yet recognized was $886,000 and the weighted-average period over which the cost is expected to be recognized is 1.1 year. The total compensation cost related to non-vested stock awards not yet

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized was $741,000, and the weighted-average period over which the cost is expected to be recognized is 1 year.

Warrants

The following is a summary of outstanding warrants at December 31, 2010:

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

On August 16, 2010, 608,237 warrants related to the issuance of common stock expired. The exercise price of these warrants had been adjusted under special anti-dilution adjustment provisions in the warrants relating to the price of other issuances of our common stock. Accordingly, we determined that these warrants were subject to fair value accounting as a derivative. We measured the fair value of this liability at its expiration date and determined its value to be zero. The fair value of this warrant liability was $171,000 at December 31, 2009; therefore the 2010 fair value adjustment was a gain of $171,000. This fair value adjustment was a loss of $171,000 in 2009.

No warrants were exercised during the last three years.

Note 6 —	Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We contributed $251,000 to the 401(k) plan in 2010, $241,000 in 2009 and $287,000 in 2008.

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

For 2010, 2009 and 2008, rent expense was $1,065,000, $1,126,000, and $1,122,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2011 to 2020. Royalty expenses totaled $183,000 in 2010, $161,000 in 2009, and $150,000 in 2008. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The minimum lease payments under operating and license obligations are as follows:

		Operating
Years Ended December 31,	Licenses	Leases

2011	$175,000	$1,307,000
2012	175,000	1,336,000
2013	175,000	1,368,000
2014	180,000	1,408,000
2015	195,000	1,448,000
Thereafter	735,000	1,364,000

Total payments	$1,635,000	$8,231,000

Note 8 —	Contractual Guarantees and Indemnities

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

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2010	2009	2008

Outstanding stock options	1,083,366	1,144,876	1,234,025
Outstanding stock awards	787,997	910,998	20,000
Outstanding warrants	10,000	618,237	352,466

Total	1,881,363	2,674,111	1,606,491

Note 11 —	Severance Charges

In 2010, as part of our effort to reduce costs, we reduced our workforce and incurred $211,000 in severance costs. Severance expense included in cost of goods was $22,000 and severance expense included in operating expenses was $189,000. There were no such costs in 2009. In December 2008, we incurred $141,000 in severance related expense. Severance expense in 2008 included in cost of goods sold was $19,000 and severance expense included in operating expenses was $122,000.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31,	December 31,
	2010	2009

Accounts receivable:
Accounts receivable-trade	$36,000	$204,000
U.S. government accounts receivable-billed	74,000	269,000
Less: allowance for doubtful accounts	(2,000)	(11,000)

	$108,000	$462,000

	December 31,	December 31,
	2010	2009

Inventories:
Raw materials	$1,499,000	$2,010,000
Work-in-process	511,000	543,000
Finished goods	1,316,000	919,000
Less: inventory reserves	(1,096,000)	(828,000)

	$2,230,000	$2,644,000

	December 31,	December 31,
	2010	2009

Property and Equipment:
Equipment	$16,092,000	$15,743,000
Leasehold improvements	6,786,000	6,761,000
Furniture and fixtures	404,000	404,000

	23,282,000	22,908,000
Less: accumulated depreciation and amortization	(21,948,000)	(21,076,000)

	$1,334,000	$1,832,000

Depreciation expense amounted to $871,000, $1,134,000 and $1,401,000, respectively, in 2010, 2009 and 2008. In 2010 we disposed of older, fully depreciated equipment with an acquisition value of $12,000. There were

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no disposals in 2009. In 2008 we disposed of older, fully depreciated equipment with an acquisition cost of $598,000. There were no gains or losses from these dispositions.

	December 31,	December 31,
	2010	2009

Patents and Licenses:
Patents pending	$1,110,000	$1,118,000
Patents issued	1,382,000	1,141,000
Less accumulated amortization	(554,000)	(477,000)

Net patents issued	828,000	664,000
Licenses pending	7,000	18,000
Licenses	563,000	563,000
Less accumulated amortization	(234,000)	(200,000)

Net licenses Issued	329,000	363,000
Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$2,274,000	$2,163,000

Amortization expense related to these items totaled $105,000, $328,000 and $334,000, respectively, in 2010, 2009 and 2008. Amortization expenses related to these items are expected to total $105,000 in 2011 and 2012.

	December 31,	December 31,
	2010	2009

Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$116,000	$107,000
Compensated absences	246,000	397,000
Compensation related	27,000	39,000
Warranty reserve	289,000	255,000
Deferred rent	391,000	384,000
Other	56,000	236,000

Total	1,125,000	1,418,000
Less current portion	(548,000)	(892,000)

Long term portion	$577,000	$526,000

	2010	2009	2008

Warranty Reserve Activity:
Beginning balance	$255,000	$261,000	$380,000
Additions	78,000	17,000	41,000
Deductions	(44,000)	(23,000)	(160,000)

Ending balance	$289,000	$255,000	$261,000

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information:

	2010	2009	2008

Cash paid for interest	$29,000	$32,000	$32,000

Note 13 —	Subsequent Events

In a registered direct offering completed in February 2011 we raised proceeds of $12.4 million, net of offering costs of $920,000, from the sale of 5,443,000 shares of common stock at $2.45 per share based on a negotiated discount to market.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010
Net revenues(1)	$3,415,000	$2,369,000	$1,974,000	$789,000
Loss from operations(2)	2,538,000	3,248,000	3,351,000	2,979,000
Net loss	2,502,000	3,127,000	3,354,000	2,985,000
Basic and diluted loss per common share	$(0.11)	$(0.14)	$(0.14)	$(0.11)
Weighted average number of shares outstanding	21,808,816	21,870,717	23,335,955	26,430,011
2009
Net revenues(1)	$1,677,000	$2,631,000	$4,292,000	$2,216,000
Loss from operations(2)	3,496,000	3,286,000	2,179,000	3,201,000
Net loss	3,542,000	4,108,000	1,819,000	3,510,000
Basic and diluted loss per common share	$(0.20)	$(0.23)	$(0.08)	$(0.16)
Weighted average number of shares outstanding	17,869,030	18,170,470	21,621,035	21,621,035

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.

(2)	Includes increased reserve for inventory obsolescence of $90,000, $90,000, $90,000 and $90,000, respectively, in the 2010 quarters and $12,000, $90,000, $90,000 and $90,000, respectively, in the 2009 quarters.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

	Additions
		Charged to	Charged to
	Beginning	Costs &	Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance

2010
Allowance for Uncollectible Accounts	$11,000	$—	$—	$(9,000)	$2,000
Reserve for Inventory Obsolescence	828,000	413,000	—	(145,000)	1,096,000
Reserve for Warranty	255,000	78,000	—	(44,000)	289,000
Deferred Tax Asset Valuation Allowance(1)	120,609,000	(85,509,000)	—	—	35,100,000
2009
Allowance for Uncollectible Accounts	75,000	—	—	(64,000)	11,000
Reserve for Inventory Obsolescence	861,000	611,000	—	(644,000)	828,000
Reserve for Warranty	261,000	43,000	—	(49,000)	255,000
Deferred Tax Asset Valuation Allowance	117,658,000	2,951,000	—	—	120,609,000
2008
Allowance for Uncollectible Accounts	75,000	—	—	—	75,000
Reserve for Inventory Obsolescence	1,015,000	17,000	—	(171,000)	861,000
Reserve for Warranty	380,000	41,000	—	(160,000)	261,000
Deferred Tax Asset Valuation Allowance	$115,282,000	$2,376,000	$—	$—	$117,658,000

(1)	The deferred tax asset valuation allowance decreased by $85.5 million in 2010 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2011

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2011

/s/ David W. Vellequette David W. Vellequette	Director	March 21, 2011

/s/ Lynn J. Davis Lynn J. Davis	Director	March 21, 2011

/s/ Dennis J. Horowitz Dennis J. Horowitz	Director	March 21, 2011

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman of the Board	March 21, 2011

/s/ John D. Lockton John D. Lockton	Director	March 21, 2011