Form 10-Q
period 2011-04-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2011-05-09
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
We had 33,023,687 shares of our common stock outstanding as of the close of business on May 1, 2011.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three Months Ended April 2, 2011

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:
•	limited cash and a history of losses;
•	the current worldwide recession;
•	our need to raise additional capital for our business;
•	limited number of potential customers;
•	rapidly advancing technology in our target markets;
•	our need to overcome additional technical challenges necessary to develop and commercialize HTS wire;
•	the impact of competitive products, technologies and pricing;
•	limited number of suppliers for some of our components;
•	no significant backlog from quarter to quarter;
•	fluctuations in sales and product demand from quarter to quarter can be significant;
•	our proprietary rights, while important to our business, are difficult and costly to protect;
•	manufacturing capacity constraints and difficulties; and
•	cost and uncertainty from compliance with environmental regulations.
For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2010.
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
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010

Net revenues:
Commercial product revenues	$1,603,000	$2,334,000
Government and other contract revenues	17,000	1,081,000

Total net revenues	1,620,000	3,415,000

Costs and expenses:
Cost of commercial product revenues	1,669,000	2,386,000
Cost of government and other contract revenue	15,000	774,000
Research and development	1,988,000	1,010,000
Selling, general and administrative	1,656,000	1,783,000

Total costs and expenses	5,328,000	5,953,000

Loss from operations	(3,708,000)	(2,538,000)

Other Income and Expense
Adjustments to fair value of derivatives	—	42,000
Interest income	2,000	1,000
Interest expense	(7,000)	(7,000)

Net loss	$(3,713,000)	$(2,502,000)

Basic and diluted loss per common share	$(0.12)	$(0.11)

Weighted average number of common shares outstanding	30,219,318	21,808,816

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2011	2010
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$16,112,000	$6,069,000
Accounts receivable, net	579,000	108,000
Inventory, net	1,954,000	2,230,000
Prepaid expenses and other current assets	224,000	344,000

Total Current Assets	18,869,000	8,751,000

Property and equipment, net of accumulated depreciation of $22,129,000 and $21,948,000, respectively	1,719,000	1,334,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,277,000 and $2,494,000, respectively	1,517,000	2,274,000
Other assets	208,000	210,000

Total Assets	$22,313,000	$12,569,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,162,000	$548,000
Accrued expenses	825,000	517,000
Other current liabilities	23,000	31,000

Total Current Liabilities	2,010,000	1,096,000

Other long term liabilities	601,000	577,000

Total Liabilities	2,611,000	1,673,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 33,023,687 and 27,217,408 shares issued and outstanding, respectively	33,000	28,000
Capital in excess of par value	261,014,000	248,500,000
Accumulated deficit	(241,346,000)	(237,633,000)

Total Stockholders’ Equity	19,702,000	10,896,000

Total Liabilities and Stockholders’ Equity	$22,313,000	$12,569,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.
Note — December 31, 2010 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,713,000)	$(2,502,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	211,000	258,000
Stock-based compensation expense	395,000	234,000
Write-off of intangibles	770,000	—
Provision for excess and obsolete inventories	—	90,000
Fair value of derivatives	—	(42,000)
Changes in assets and liabilities:
Accounts receivable	(471,000)	(280,000)
Inventories	277,000	289,000
Prepaid expenses and other current assets	120,000	185,000
Patents and licenses	(42,000)	(66,000)
Other assets	2,000	9,000
Accounts payable, accrued expenses and other current liabilities	405,000	648,000

Net cash used in operating activities	(2,046,000)	(1,177,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,000)	(80,000)

Net cash used in investing activities	(35,000)	(80,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(278,000)	(573,000)
Net proceeds from the sale of common stock	12,402,000	—

Net cash provided by (used in) financing activities	12,124,000	(573,000)

Net increase (decrease) in cash and cash equivalents	10,043,000	(1,830,000)
Cash and cash equivalents at beginning of period	6,069,000	10,365,000

Cash and cash equivalents at end of period	$16,112,000	$8,535,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We maintain our headquarters in Santa Barbara, California. We develop and produce high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents and patent applications as well as proprietary trade secrets and manufacturing expertise, providing interference elimination and network enhancement solutions to the commercial wireless industry. In addition, we are now leveraging our key enabling technologies, including radio frequency filtering, HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits.
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
For the three months ended April 2, 2011 and April 3, 2010, commercial revenues accounted for 99% and 68%, respectively, of our net revenues.
Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the U.S. government. For the three months ended April 2, 2011 and April 3, 2010, government related contracts accounted for 1% and 32%, respectively, of our net revenues.
The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2010, The results of operations for the three months ended April 2, 2011 are not necessarily indicative of the results for all of 2011.
2. Summary of Significant Accounting Policies
Basis of Presentation
For the three months ended April 2, 2011, we incurred a net loss $3.7 million and negative cash flows from operations of $2.0 million. For all of 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million.
At April 2, 2011, we had $16.1 million in cash and cash equivalents. We believe our cash resources, together with our line of credit will be sufficient to fund our planned operations for the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
Our condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with what we believe to be quality financial institutions and from time to time exceed FDIC limits. Historically, we have not experienced any losses due to such concentration of credit risk.
Accounts Receivable
We sell predominantly to entities in the wireless communications industry and to entities of the U.S. government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off -balance sheet credit exposure related to our customers.
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
Contract revenues are principally generated under research and development contracts. Contract revenues are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total estimated contract costs. If the current contract estimate were to indicate a loss, utilizing the funded amount of the contract, a provision would be made for the total anticipated loss. Revenues from research related activities are derived primarily from contracts with agencies of the U.S. Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. These contracts include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.
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

Research and Development Costs
Research and development costs are charged to expense as incurred and include salary, facility, depreciation and material expenses. Research and development costs are charged to research and development expense. Research and development costs incurred solely in connection with research and development contracts are charged to government and other contract expense.
Inventories
Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.
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
Long-Lived Assets
The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Long-lived assets that will continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value. We tested our long lived assets for recoverability during 2010 and did not believe that there was any impairment.
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
Other Investments
From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2010. We incurred no expenses in the quarter ended April 2, 2011 or in the full year 2010 as a result of this joint venture.

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
As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of approximately $303.1 million and $191.9 million, respectively, which expire in the years 2011 through 2030. However, during 2010 we concluded that under the Internal Revenue Code change of control limitations, a maximum of $81.9 million and $55.0 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.
Marketing Costs
All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended April 2, 2011 and April 3, 2010.
Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
We grant both restricted stock awards and stock options to our key employees, directors and consultants. There were no grants in the quarter ended April 3, 2010. For the quarter ended April 2, 2011 the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

Three months ended
April 2, 2011

Expected life in years	4.0
Risk free interest rate	1.52%
Expected volatility	111%
Dividend yield	0%

The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 2 to 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate based on our historical stock option cancellation rates over the last 4 years.
The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. We also assumed a 10% forfeiture rate for our restricted stock awards based on our historical cancellation rates over the last 4 years.
The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	April 2, 2011	April 3, 2010

Cost of Revenue	$4,000	$5,000
Research and development	114,000	56,000
Selling, general and administrative	277,000	173,000

Total stock-based compensation expense	$395,000	$234,000

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, estimated provisions for warranty costs, contract revenues, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Fair Value of Financial Instruments
We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, lines of credit and other current liabilities as of April 2, 2011 approximate fair value.
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
We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At April 2, 2011, we had two customers that represented 84% and 10% of total net revenues and 96% of accounts receivable. In 2010, these two customers represented 58% and 12% of total net revenues and 31% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently rely on a limited number of suppliers for key components of our products. The loss of any of these suppliers could have material adverse effect on our business, financial condition, results of operations and cash flows.
In connection with the sales of our commercial products, we indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnity obligations because of the uncertainty as to whether a claim might arise and how much it might total.
3. Short Term Borrowings
We have a line of credit with a bank. There was no amount outstanding under this borrowing facility at April 2, 2011. The line of credit expires in July 2011 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Any advances bear interest at the bank’s prime rate (4.0% at April 2, 2011) plus 2.50% subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.
The agreement contains representations and warranties, affirmative and negative covenants and events of default customary for financings of this type. The failure to comply with these provisions, or the occurrence of any one of the events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings. Such representations, warranties and events of default include (a) non-payment of debt and interest thereunder, (b) non-compliance with terms of the agreement covenants, (c) insolvency or bankruptcy, (d) material adverse change, (e) merger or consolidation where our stockholders do not hold a majority of the voting rights of the surviving entity, (f) transactions outside the normal course of business, or (g) payment of dividends. At April 2, 2011 we were in compliance with all covenants.
4. Stockholders’ Equity
The following is a summary of stockholders’ equity transactions for the three months ended April 2, 2011:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2010	611,523	$1,000	27,217,408	$28,000	$248,500,000	$(237,633,000)	$10,896,000

Issuance of common stock, net			5,443,000	5,000	12,397,000		12,402,000
Repurchase of common stock to satisfy tax withholding obligations			(170,653)	—	(278,000)		(278,000)
Issuance of awards and stock based compensation			533,932	—	395,000		395,000
Net loss						(3,713,000)	(3,713,000)

Balance at April 2, 2011	611,523	$1,000	33,023,687	$33,000	$261,014,000	$(241,346,000)	$19,702,000

Equity Offering
In a registered direct offering completed in February 2011 we raised proceeds of $12.4 million, net of offering costs of $933,000, from the sale of 5,443,000 shares of common stock at $2.45 per share based on a negotiated discount to market.
Stock Options
At April 2, 2011, we had three equity award option plans, the 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended April 2, 2011 or during the three months ended April 3, 2010.

The impact to the condensed consolidated statements of operations for the quarter ended April 2, 2011 on net loss was $171,000 and $0.01 on basic and diluted loss per common share and for the quarter ended April 3, 2010 the impact was $129,000 and $0.01 on basic and diluted loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $1.5 million and the weighted-average period over which the cost is expected to be recognized was 1.5 years at April 2, 2011.
The following is a summary of stock option transactions under our stock option plans at April 2, 2011:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2010	1,083,366	$1.43 – $79.38	$6.43	830,552	$7.57
Granted	618,932	1.58 – 2.86	1.81
Exercised	—
Canceled	(2,270)	51.56 – 79.38	67.12

Balance at April 2, 2011	1,700,028	$1.43 – $74.50	$4.67	842,625	$7.36

The outstanding options expire on various dates through the end of January 2021. The weighted-average contractual term of options outstanding is 7.6 years and the weighted-average contractual term of stock options currently exercisable is 5.7 years. The exercise prices for these options range from $1.43 to $74.50 per share, for an aggregate exercise price of approximately $7.9 million. At April 2, 2011, outstanding options covering 858,000 shares, with an intrinsic value of $1.0 million, had an exercise price less than the current market value and 20,400 of these shares, with an intrinsic value of $19,000 were exercisable.
Restricted Stock Awards
The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at April 2, 2011:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Balance nonvested at December 31, 2010	720,723	$1.84
Granted	533,932	1.58
Vested	(390,612)	1.05
Forfeited	—	—

Balance nonvested at April 2, 2011	864,043	$2.04

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three months ended April 2, 2011 and April 3, 2010, we withheld 170,653 shares and 181,982 shares, respectively, to satisfy $278,000 and $573,000, respectively, of employees’ tax obligations.
The impact to the condensed consolidated statements of operations for the three months ended April 2, 2011 was $224,000 and $0.01 on basic and diluted loss per common share and for the quarter ended April 3, 2010 the impact was $105,000 and $0.01 on basic and diluted loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $1.0 million and the weighted-average period over which the cost is expected to be recognized was 10 months.
Warrants
The following is a summary of outstanding warrants at April 2, 2011:

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
Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	April 2, 2011	April 3, 2010

Outstanding stock options	1,700,028	980,295
Unvested restricted stock awards	864,043	567,999
Outstanding warrants	10,000	618,237

Total	2,574,071	2,166,531

6. Commitments and Contingencies
Operating Leases
We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
For the three months ended April 2, 2011 and April 3, 2010, rent expense was $277,000 and $286,000, respectively.
Patents and Licenses
We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2011 to 2020. For the three months ended April 2, 2011 and April 3, 2010, royalty expense totaled $43,000 and $46,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.
The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2011	$25,000	$979,000
2012	25,000	1,336,000
2013	25,000	1,368,000
2014	30,000	1,408,000
2015	45,000	1,448,000
Thereafter	135,000	1,364,000

Total payments	$285,000	$7,903,000

During the three months ended April 2, 2011, we decided to use certain of our own technologies and as a result we voluntarily terminated a patent license we had with a third party along with certain other intangible assets. As a result, capitalized cost of $0.8 million was expensed during the quarter and a $1.35 million license obligation was terminated. The above table reflects that termination.
7. Contractual Guarantees and Indemnities
During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements.

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

	April 2, 2011	December 31, 2010

Accounts receivable:
Accounts receivable-trade	$576,000	$36,000
U.S. government accounts receivable-billed	5,000	74,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$579,000	$108,000

	April 2, 2011	December 31, 2010

Inventories:
Raw materials	$1,408,000	$1,499,000
Work-in-process	569,000	511,000
Finished goods	1,070,000	1,316,000
Less inventory reserve	(1,093,000)	(1,096,000)

	$1,954,000	$2,230,000

	April 2, 2011	December 31, 2010
Property and Equipment:
Equipment	$16,642,000	$16,092,000
Leasehold improvements	6,802,000	6,786,000
Furniture and fixtures	404,000	404,000

	23,848,000	23,282,000
Less: accumulated depreciation and amortization	(22,129,000)	(21,948,000)

	$1,719,000	$1,334,000

Depreciation expense amounted to $182,000 and $234,000 for the three month periods ended April 2, 2011 and April 3, 2010, respectively.

	April 2, 2011	December 31, 2010
Patents and Licenses:
Patents pending	$633,000	$1,110,000

Patents issued	1,455,000	1,382,000
Less accumulated amortization	(571,000)	(554,000)

Net patents issued	884,000	828,000

Licenses Pending	—	7,000

Licenses Issued	—	563,000
Less accumulated amortization	—	(234,000)

Net licenses	—	329,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$1,517,000	$2,274,000

Amortization expense related to these items totaled $29,000 and $24,000, for the three month periods ended April 2, 2011 and April 3, 2010, respectively. Amortization expenses are expected to total $58,000 for the remainder of 2011 and $76,000 in each of 2012 and 2013.

	April 2, 2011	December 31, 2010
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$214,000	$116,000
Compensated Absences	314,000	246,000
Compensation related	92,000	27,000
Warranty reserve	299,000	289,000
Deferred rent	399,000	391,000
Other	131,000	56,000

	1,449,000	1,125,000
Less current portion	(848,000)	(548,000)

Long term portion	$601,000	$577,000

	For the three months ended,
	April 2, 2011	April 3, 2010
Warranty Reserve Activity:
Beginning balance	$289,000	$255,000
Additions	13,000	42,000
Deductions	(3,000)	(6,000)

Ending balance	$299,000	$291,000

9. Subsequent Events
We evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued. Pursuant to the requirements of ASC 855, Subsequent Events, we have included all accounting and disclosure requirements related to subsequent events in our condensed consolidated financial statements.

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
While substantial technical challenges and business challenges remain before we have a commercially successful product introduction, we recently announced that we successfully produced 2G HTS wire samples that meet requirements specified by customers for HTS AC power cable, SFCLs and HTS wind turbine applications. We also announced high-magnetic-field test results for our 2G HTS wire. In an ongoing collaborative research and development agreement with Los Alamos National Laboratory (LANL), we and LANL produced a 2G HTS wire sample that demonstrates exceptional in-field critical current values. This current-carrying capability in high magnetic field demonstrates the effectiveness of our HTS fabrication process at producing 2G HTS wire for demanding applications such as superconducting fault current limiters and high-power wind turbine generators.
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

Our HTS Manufacturing System
We consider our unique manufacturing systems to be significant to our business plan and competitive positioning, especially for our wire platform initiative. We have developed a proprietary Reactive Co-Evaporation and Cyclical Deposition Reaction (RCE-CDR), or simply RCE, deposition technique that allows us to precisely control growth rates, the relative proportions of metals and the chamber temperature. The process further allows us to precisely control and make the refinements necessary for a high-yield, high-output manufacturing. After extensive evaluation of a number of HTS compounds that include one or more of these HTS elements we chose yttrium barium copper oxide (YBCO) as the compound with the best properties for the applications we were pursuing. Utilizing this tightly controlled process and revolutionary RCE deposition method we increased production yield of our YBCO wafers to over 95%. In addition, because we can control the factors that determine the structure of the HTS crystal being grown, we are able to make innovative changes to the crystal to optimize its performance for various applications.
Our Proprietary Technology
We are focused on research and development to maintain our technological edge. As of April 2, 2011, we had 23 employees in our research and development division; 6 of our employees have Ph.D.’s, and 6 others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our development efforts over the last 23 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. As of April 2, 2011, we held 63 U.S. patents in addition to 14 issued foreign patents, 8 U.S. patent applications pending and 30 foreign applications patents pending.
We are currently focusing our development efforts on superconducting power applications. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. We have identified several large initial target markets for our 2G HTS wire including energy (wind turbines, smart grid) and industrial (motors, generators) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders such as the United States National Labs and the U.S. Department of Energy (“DOE”). In August 2009, we renewed our two year Cooperative Research and Development Agreement with Los Alamos National Laboratory. These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.
Our development efforts (including those described above under Strategic Initiatives) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2010.
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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including Alltel, AT&T Mobility, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T Mobility each accounted for more than 10% of our commercial revenues in the three months ended April 2, 2011 and for all of 2010. We are seeking to expand our customer base by selling directly to other wireless network operators and manufacturers of base station equipment, including internationally. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
Other Investments
From time to time we may pursue business relationships with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China wireless market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2010.
Licenses
From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.
Government Contracts
We generate revenues from government contracts. We typically own the intellectual property developed under these contracts, and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:
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

Results of Operations
Quarter Ended April 2, 2011 compared to the Quarter Ended April 3, 2010
Net revenues decreased by $1.8 million, or 53%, to $1.6 million in the first quarter of 2011 from $3.4 million in the first quarter of 2010. Net revenues consist primarily of commercial product revenues and government contract revenues.
Net commercial product revenues decreased by $0.7 million, or 31%, to $1.6 million in the first quarter of 2011 from $2.3 million in the first quarter of 2010. The decrease is the result of lower sales volume for our SuperLink products. The average sales prices for our products were unchanged. Our three largest customers accounted for 99% of our total net commercial product revenues in the first quarter of both 2010 and 2011. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.
Government contract and other revenues decreased over $1.0 million from $1.1 million in the first quarter of 2010 to $17,000 in the first quarter of 2011. This decrease is attributable to the completion of a major contract in 2010 and our current use of our relatively fixed engineering resources for research and development.
Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $1.7 million in the first quarter of 2011 compared to $2.4 million for the first quarter of 2010, a decrease of $0.7 million or 30%. The lower costs resulted principally from lower production as a result of lower sales. We had no additional expense provision for obsolete inventories in the first quarter of 2011 compared to $90,000 in the first quarter of 2010.
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
The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	April 2, 2011		April 3, 2010
	(Dollars in thousands)
Net commercial product sales	$1,603	100.0%	$2,334	100.0%
Total cost of commercial product sales	1,669	104.1%	2,386	102.2%

Gross loss	$(66)	(4.1%)	$(52)	(2.2%)

We had a gross loss of $66,000 in the first quarter of 2011 from the sale of our commercial products compared to a gross loss of $52,000 in the first quarter of 2010. We experienced a gross loss in the first quarters of 2011 and 2010 because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the first quarter of 2011 and 2010 was not impacted by the sale of previously written-off inventory.
Cost of government and other contract revenues totaled $15,000 in the first quarter of 2011 compared to $774,000 in the first quarter of 2010. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. As a percentage of government and other contract revenues, these costs increased to 88% in the first quarter of 2011 compared to 72% in the first quarter of 2010 because of the very low level of sales in the current quarter.

Research and development expenses relate principally to development of new products, including our wireless commercial products, HTS wire products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Total expenses totaled $2.0 million in the first quarter of 2011 compared to $1.0 million in the same quarter of the prior year. In April 2011 we decided to use certain of our own technologies and as a result we voluntarily terminated a patent license we had with a third party along with certain other intangible assets. As a result, capitalized cost of $0.8 million was expensed during the quarter. The remaining $0.2 million increase is due to our relatively fixed engineering resources which vary inversely with the amount of those resources allocated to our government and other contract activities.
Selling, general and administrative expenses totaled $1.7 million in the first quarter of 2011, compared to $1.8 million in the first quarter of the prior year. The reduction was primarily from lower sales expenses.
Other expense included the adjustment of the fair value of 608,237 warrants that were exercisable for common stock in 2010. The warrants expired in August 2010, so there were no such charges in the first quarter of 2011.
Interest income increased in the first quarter of 2011 compared to the first quarter of 2010 because of our higher cash balance.
Interest expense of $7,000 for both the first quarter of 2011 and 2010 was the result of our line of credit with a bank.
We had a net loss of $3.7 million for the quarter ended April 2, 2011, compared to a net loss of $2.5 million in the same period last year.
The net loss available to common stockholders totaled $0.12 per common share in the first quarter of 2011, compared to a net loss of $0.11 per common share in the same period last year.
Liquidity and Capital Resources
Cash Flow Analysis
As of April 2, 2011, we had working capital of $16.9 million, including $16.1 million in cash and cash equivalents, compared to working capital of $7.7 million at December 31, 2010, which included $6.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.
Cash and cash equivalents increased by $10 million from $6.1 million at December 31, 2010 to $16.1 million at April 2, 2011. Cash was provided by financing activities offset principally by uses in operations.
Cash used in operations totaled $2.0 million in the first quarter of 2011. We used $2.3 million to fund the cash portion of our net loss. We also used cash to fund a $0.5 million increase in accounts receivable and patents, offset by cash provided by a $0.8 million decrease in inventory and prepaid expenses and other assets, as well as an increase in accounts payable and accrued expenses.
Net cash used in investing activities totaled $35,000 in the first quarter of 2011 compared to $80,000 in the first quarter of last year. In the both quarters the cash was used to purchase property and equipment.
We used $278,000 in financing activities in the first quarter of 2011 to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.
Financing Activities
We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.
Net cash provided by financing activities in the first quarter of 2011 totaled $12.4 million, net of $933,000 in expenses, from the registered direct sale of 5.4 million shares of common stock at $2.45 per share in February 2011. During the quarter we also used $278,000 to repurchase common shares from our employees to satisfy withholding taxes due upon the vesting of their restricted stock awards.
We have a line of credit with a bank. There was no amount outstanding under this borrowing facility at April 2, 2011. The line of credit expires in July 2011 and is structured as a sale of accounts receivable. The agreement provides for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. Advances bear interest at the bank’s prime rate (4.0% at April 2, 2011) plus 2.50% subject to a minimum monthly charge. Advances (if any) under the agreement are collateralized by all our assets. Under the terms of the agreement, we continue to service the sold receivables and are subject to recourse provisions.

Contractual Obligations and Commercial Commitments
We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2010.
Capital Expenditures
We plan to invest approximately $2.2 million in fixed assets during the remainder of 2011.
Future Liquidity
For the quarter ended April 2, 2011, we incurred a net loss of $3.7 million and had negative cash flows from operations of $2.0 million. In the full 2010 year, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. Our independent registered public accounting firm has included in their audit reports for 2010 and 2009 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
At April 2, 2011, we had $16.1 million in cash and cash equivalents. We believe our cash resources, together with our line of credit will be sufficient to fund our business for the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. These factors leave substantial doubt about our ability to continue as a going concern. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
Net Operating Loss Carryforward
As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of approximately $303.1 million and $191.9 million, respectively, which expire in the years 2011 through 2030. However, during 2010 we concluded that under the Internal Revenue Code change of control limitations, a maximum of $81.9 million and $55.0 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.
In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2010. We have not made any material changes to these policies.
Backlog
Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $72,000 at April 2, 2011, compared to $342,000 at December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not believe that there was a material change in our exposure to market risk at April 2, 2011 compared with our market risk exposure on December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for 2010.

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
There were no changes in our internal controls over financial reporting during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2010 filed with the Securities and Exchange Commission on March 21, 2011. We are not aware of any material changes to those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our stock in the quarter ended April 2, 2011:

	Total Number of Shares		Average Price Paid Per
Period	Purchased		Share

January 1–29, 2011	166,988	(1)	$1.60
January 30–February 26, 2011	3,665	(1)	$2.82
February 27–April 2, 2011	—		$—

Total	170,653		$1.63

(1)	Shares surrendered to us by employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards. These repurchases were not made pursuant to publicly announced plans or programs.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: May 9, 2011	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer