Form 10-Q
period 2011-07-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2011-08-10
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
We had 33,032,066 shares of our common stock outstanding as of the close of business on August 5, 2011.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three and Six Months Ended July 2, 2011

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net revenues:
Net commercial product revenues	$1,101,000	$1,738,000	$2,704,000	$4,072,000
Government and other contract revenues	15,000	631,000	32,000	1,712,000

Total net revenues	1,116,000	2,369,000	2,736,000	5,784,000

Costs and expenses:
Cost of commercial product revenues	1,265,000	1,968,000	2,934,000	4,354,000
Cost of government and other contract revenue	15,000	375,000	30,000	1,009,000
Research and development	1,361,000	1,342,000	3,349,000	2,491,000
Selling, general and administrative	1,679,000	1,932,000	3,335,000	3,715,000

Total costs and expenses	4,320,000	5,617,000	9,648,000	11,569,000

Loss from operations	(3,204,000)	(3,248,000)	(6,912,000)	(5,785,000)

Other Income and Expense:
Adjustments to fair value of derivatives	—	127,000	—	168,000
Interest income	2,000	1,000	4,000	2,000
Interest expense	(7,000)	(7,000)	(14,000)	(14,000)

Net loss	$(3,209,000)	$(3,127,000)	$(6,922,000)	$(5,629,000)

Basic and diluted loss per common share	$(0.10)	$(0.14)	$(0.22)	$(0.26)

Weighted average number of common shares outstanding	32,184,816	21,870,717	31,196,697	21,839,430

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	December 31,
	2011	2010
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$12,715,000	$6,069,000
Accounts receivable, net	109,000	108,000
Inventory, net	2,303,000	2,230,000
Prepaid expenses and other current assets	300,000	344,000

Total Current Assets	15,427,000	8,751,000

Property and equipment, net of accumulated depreciation of $22,158,000 and $21,948,000, respectively	1,619,000	1,334,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,295,000 and $2,494,000, respectively	1,503,000	2,274,000
Other assets	206,000	210,000

Total Assets	$18,755,000	$12,569,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$508,000	$548,000
Accrued expenses	734,000	517,000
Current portion of capitalized lease obligations and long term debt	14,000	31,000

Total Current Liabilities	1,256,000	1,096,000

Other long term liabilities	608,000	577,000

Total Liabilities	1,864,000	1,673,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 611,523 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 33,032,066 and 27,217,408 shares issued and outstanding, respectively	33,000	28,000
Capital in excess of par value	261,412,000	248,500,000
Accumulated deficit	(244,555,000)	(237,633,000)

Total Stockholders’ Equity	16,891,000	10,896,000

Total Liabilities and Stockholders’ Equity	$18,755,000	$12,569,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.
Note — December 31, 2010 balances were derived from audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,922,000)	$(5,629,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	410,000	517,000
Stock-based compensation expense	818,000	516,000
Write-off of intangibles	770,000	—
Provision for excess and obsolete inventories	—	180,000
Fair value of derivatives	—	(168,000)
Changes in assets and liabilities:
Accounts receivable	(1,000)	(128,000)
Inventories	(73,000)	(96,000)
Prepaid expenses and other current assets	44,000	(3,000)
Patents and licenses	(46,000)	(151,000)
Other assets	3,000	9,000
Accounts payable, accrued expenses and other current liabilities	191,000	869,000

Net cash used in operating activities	(4,806,000)	(4,084,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(647,000)	(176,000)

Net cash used in investing activities	(647,000)	(176,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(303,000)	(573,000)
Net proceeds from the sale of common stock	12,402,000	—

Net cash provided by (used in) financing activities	12,099,000	(573,000)

Net increase (decrease) in cash and cash equivalents	6,646,000	(4,833,000)
Cash and cash equivalents at beginning of period	6,069,000	10,365,000

Cash and cash equivalents at end of period	$12,715,000	$5,532,000

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
For the six months ended July 2, 2011 and July 3, 2010, commercial revenues accounted for 99% and 70%, respectively, of our net revenues.
Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the U.S. government. For the six months ended July 2, 2011 and July 3, 2010, government related contracts accounted for 1% and 30%, respectively, of our net revenues.
The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented.
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2010. The results of operations for the six months ended July 2, 2011 are not necessarily indicative of the results for of the full year 2011.
2. Summary of Significant Accounting Policies
Basis of Presentation
For the six months ended July 2, 2011, we incurred a net loss of $6.9 million and negative cash flows from operations of $4.8 million. For of the full year 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million.
At July 2, 2011, we had $12.7 million in cash and cash equivalents. We believe our cash resources will be sufficient to fund our planned operations for at least the next nine months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
Our condensed consolidated financial statements do not include any adjustments that might result from this uncertainty and have been prepared assuming that we will continue as a going concern.

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
Other Investments
From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met. We incurred no expenses in the six months ended July 2, 2011 or in the full year 2010 as a result of this joint venture.

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
Marketing Costs
All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six months ended July 2, 2011 and July 3, 2010.
Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Outstanding stock options and unvested restricted stock awards are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended July 2, 2011 and July 3, 2010, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Expected life in years	—	4.0	4.0	4.0
Risk free interest rate	—	2.04%	1.52%	2.04%
Expected volatility	—	117%	111%	117%
Dividend yield	—	0%	0%	0%

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
The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Cost of revenue	$4,000	$6,000	$8,000	$11,000
Research and development	130,000	81,000	244,000	137,000
Selling, general and administrative	289,000	195,000	566,000	368,000

Total stock-based compensation expense	$423,000	$282,000	$818,000	$516,000

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the condensed consolidated financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, estimated provisions for warranty costs, contract revenues, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Fair Value of Financial Instruments
We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, lines of credit and other current liabilities as of July 2, 2011 approximate fair value.
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
We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At July 2, 2011, we had two customers that represented 84% and 10% of total net revenues and 48% of accounts receivable. In 2010, these two customers represented 58% and 12% of total net revenues and 31% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
3. Short Term Borrowings
We had a line of credit with a bank. The agreement was structured as a sale of accounts receivable and provided for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. At July 2, 2011 we were in compliance with all covenants of the agreement and there was no amount outstanding under this borrowing facility. We have not used this line of credit for several years and therefore allowed it to expire without renewal on July 11, 2011.
4. Stockholders’ Equity
The following is a summary of stockholders’ equity transactions for the six months ended July 2, 2011:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2010	611,523	$1,000	27,217,408	$28,000	$248,500,000	$(237,633,000)	$10,896,000
Issuance of common stock, net			5,443,000	5,000	12,397,000		12,402,000
Repurchase of common stock to satisfy tax withholding obligations			(179,636)	—	(303,000)		(303,000)
Issuance of awards and stock based compensation			551,294	—	818,000		818,000
Net loss						(6,922,000)	(6,922,000)

Balance at July 2, 2011	611,523	$1,000	33,032,066	$33,000	$261,412,000	$(244,555,000)	$16,891,000

Equity Offering
In a registered direct offering completed in February 2011 we raised proceeds of $12.4 million, net of offering costs of $933,000, from the sale of 5,443,000 shares of common stock at $2.45 per share based on a negotiated discount to market.
Stock Options
At July 2, 2011, we had three equity award option plans, the 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or six months ended July 2, 2011 or during the three or six months ended July 3, 2010.
The impact to the condensed consolidated statements of operations was $191,000 and $362,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 2, 2011, respectively, compared to $135,000 and $264,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 3, 2010, respectively. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $1.3 million and the weighted-average period over which the cost is expected to be recognized was 1.5 years at July 2, 2011.

The following is a summary of stock option transactions under our stock option plans at July 2, 2011:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2010	1,083,366	$1.43 - $79.38	$6.43	830,552	$7.57
Granted	618,932	1.58 - 2.86	1.81
Exercised	—
Canceled	(48,671)	1.58 - 79.38	7.00

Balance at July 2, 2011	1,653,627	$1.43 - $74.50	$4.68	918,700	$6.89

The outstanding options expire on various dates through the end of January 2021. The weighted-average contractual term of options outstanding is 7.2 years and the weighted-average contractual term of stock options currently exercisable is 5.4 years. The exercise prices for these options range from $1.43 to $74.50 per share, for an aggregate exercise price of approximately $7.7 million. At July 2, 2011, outstanding options covering 532,000 shares, with an intrinsic value of $386,000, had an exercise price less than the current market value and 10,700 of these shares, with an intrinsic value of $6,000 were exercisable.
Restricted Stock Awards
The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at July 2, 2011:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Balance nonvested at December 31, 2010	720,723	$1.84
Granted	588,932	1.69
Vested	(466,611)	1.34
Forfeited	(37,638)	2.06

Balance nonvested at July 2, 2011	805,406	$2.01

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three and six months ended July 2, 2011 we withheld 8,983 and 179,636 shares, respectively, to satisfy $25,000 and $303,000 of employees’ tax obligations. During the three months ended July 3, 2010 we withheld no shares and during the six months ended July 3, 2010 we withheld 181,982 shares to satisfy $573,000 of employees’ tax obligations.
The impact to the condensed consolidated statements of operations was $231,000 and $456,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 2, 2011, respectively and $147,000 and $252,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 3, 2010, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $942,000 and the weighted-average period over which the cost is expected to be recognized was 10 months.
Warrants
We had no warrants outstanding at July 2, 2011.
5. Earnings Per Share
Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.
Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	July 2, 2011	July 3, 2010

Outstanding stock options	1,653,627	1,149,998
Unvested restricted stock awards	805,406	782,997
Outstanding warrants	—	618,237

Total	2,459,033	2,551,232

6. Commitments and Contingencies
Operating Leases
We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
For the three and six months ended July 2, 2011 rent expense was $274,000 and $551,000, respectively, and for the three and six months ended July 3, 2010 rent expense was $259,000 and $545,000, respectively.
Patents and Licenses
We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2011 to 2018. Royalty expense totaled $44,000 and $87,000 in the second quarter and year to date in 2011, respectively, compared to $46,000 and $92,000 in the second quarter and year to date in 2010, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.
The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2011	$—	$653,000
2012	25,000	1,336,000
2013	25,000	1,368,000
2014	30,000	1,408,000
2015	45,000	1,448,000
Thereafter	135,000	1,364,000

Total payments	$260,000	$7,577,000

In March 2011, we decided to use certain of our own technologies and as a result we voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to expense during our first quarter and a $1.35 million license obligation was terminated. The above table reflects that termination.
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

	July 2, 2011	December 31, 2010
Accounts receivable:
Accounts receivable-trade	$103,000	$36,000
U.S. government accounts receivable-billed	8,000	74,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$109,000	$108,000

	July 2, 2011	December 31, 2010
Inventories:
Raw materials	$1,324,000	$1,499,000
Work-in-process	605,000	511,000
Finished goods	1,452,000	1,316,000
Less inventory reserve	(1,078,000)	(1,096,000)

	$2,303,000	$2,230,000

	July 2, 2011	December 31, 2010
Property and Equipment:
Equipment	$16,601,000	$16,092,000
Leasehold improvements	6,780,000	6,786,000
Furniture and fixtures	396,000	404,000

	23,777,000	23,282,000
Less: accumulated depreciation and amortization	(22,158,000)	(21,948,000)

	$1,619,000	$1,334,000

Depreciation expense amounted to $181,000 and $363,000, respectively, for the three and six month periods ended July 2, 2011 and $231,000 and $464,000, respectively, for the three and six month periods ended July 3, 2010.

	July 2, 2011	December 31, 2010
Patents and Licenses:
Patents pending	$648,000	$1,110,000

Patents issued	1,444,000	1,382,000
Less accumulated amortization	(589,000)	(554,000)

Net patents issued	855,000	828,000

Licenses Pending	—	7,000

Licenses Issued	—	563,000
Less accumulated amortization	—	(234,000)

Net licenses	—	329,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$1,503,000	$2,274,000

Amortization expense related to these items totaled $18,000 and $47,000, respectively, for the three and six month periods ended July 2, 2011 and $29,000 and $53,000, respectively, for the three and six month periods ended July 3, 2010. Amortization expenses are expected to total $45,000 for the remainder of 2011 and $89,000 in each of 2012 and 2013.

	July 2, 2011	December 31, 2010
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$196,000	$116,000
Compensated Absences	343,000	246,000
Compensation related	58,000	27,000
Warranty reserve	287,000	289,000
Deferred rent	408,000	391,000
Other	64,000	56,000

	1,356,000	1,125,000
Less current portion	(748,000)	(548,000)

Long term portion	$608,000	$577,000

	For the six months ended,
	July 2, 2011	July 3, 2010
Warranty Reserve Activity:
Beginning balance	$289,000	$255,000
Additions	2,000	58,000
Deductions	(4,000)	(6,000)

Ending balance	$287,000	$307,000

9. Subsequent Events
We evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued. Pursuant to the requirements of Accounting Standards Codification 855, Subsequent Events, we have included all accounting and disclosure requirements related to subsequent events in our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General

We are a leading company in high temperature superconductor (HTS) materials and related technologies. HTS materials have the unique ability to conduct various signals or energy (e.g., electrical current or radio frequency (RF) signals) with little or no resistance when cooled to “critical” temperatures. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation and decreasing electrical noise. Circuits designed to remove interference inherent in some RF signals can also be made from HTS materials. Commercial use of HTS materials requires a number of cutting edge technologies, including development of HTS materials, specialized manufacturing expertise to create uniform thin layers of these materials, expert designs of circuits optimized for HTS materials, and technologies to maintain an extremely low temperature environment for HTS applications (although the critical temperatures for HTS are “high” compared with traditional superconductors, they are still extremely cold by other standards).

Strategic Initiatives

In addition to our ongoing design, manufacture, and sale of high performance infrastructure products for wireless voice and data applications described below, we have created several unique capabilities and an HTS manufacturing system that we are seeking to strategically deploy. Currently, our core strategic initiative is the development of a new wire platform.

•	Wire Platform. Following a review of our technical capabilities and core competencies, we determined that extending our HTS materials production into a new wire platform for power applications offers an attractive strategic business opportunity. Our second generation (2G) HTS wire product development is focused on large markets where the advantages of HTS wire are recognized by the industry. Our initial product roadmap targets three important applications:

•	Superconducting High Power Transmission Cables: HTS advanced power transmission cable transmits five to twenty times the electrical power of traditional copper or aluminum cables with much improved efficiency.

•	Superconducting Fault Current Limiters (SFCLs): SFCLs act like powerful surge protectors, preventing harmful faults from taking down costly substation equipment. SFCLs enable the energy efficient connections of distributed power sources to the grid, fast reliable grid protection, and utilize smart grid design criteria.

•	Superconducting Wind Turbine Generators: Superconducting wind turbines allow utilities to add more “power per tower” by significantly reducing turbine size and weight and improving power generation efficiency.

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

In addition to our core strategic initiative relating to a new wire platform, we also have on-going business activities relating to RF filters and cryocoolers.

•	RF Filters. Conventional RF filters are fabricated primarily from aluminum blocks with hollow cavities, resonators, and tuning elements incorporated to make a frequency specific filter. Our filter structures resemble a circuit on a semiconductor using a circuit that is etched into HTS materials that are deposited on a wafer. Our unique and innovative circuits allow us to utilize the characteristics of the HTS materials for this application to remove interference compared to conventional RF filters. We have also developed unique tuning methods that allow us to produce a frequency specific filter.

•	Cryocoolers. HTS circuits need to be cooled to the critical temperature that enables the superconducting properties of the materials to be utilized. To meet this need, we developed a unique cryocooler that can efficiently and reliably cool the circuit to the critical temperature (77 degrees Kelvin). As a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

Our HTS Manufacturing System

We consider our unique manufacturing systems to be significant to our business plan and competitive positioning, especially for our wire platform initiative. We have developed a proprietary Reactive Co-Evaporation and Cyclical Deposition Reaction (RCE CDR, or simply RCE), deposition technique that allows us to precisely control growth rates, the relative proportions of metals and the chamber temperature. The process further allows us to precisely control and make the refinements necessary for a high-yield, high-output manufacturing. After extensive evaluation of a number of HTS compounds that include one or more of these HTS elements, we chose yttrium barium copper oxide (YBCO) as the compound with the best properties for the applications we were pursuing. Utilizing this tightly controlled process and revolutionary RCE deposition method, we increased production yield of our YBCO wafers to over 95%. In addition, because we can control the factors that determine the structure of the HTS crystal being grown, we are able to make innovative changes to the crystal to optimize its performance for various applications.

Our Proprietary Technology

We are focused on research and development to maintain our technological edge. As of July 2, 2011, we had 20 employees in our research and development division; 6 of our employees have Ph.D.s, and 5 others hold advanced degrees in physics, materials science, electrical engineering and other fields. Our development efforts over the last 24 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information. Like almost all technology companies, we remain subject to a number of risks related to our ability to protect our proprietary technology. As of July 2, 2011, we held 64 U.S. patents in addition to 8 issued foreign patents, 8 U.S. patent applications pending and 30 foreign applications patents pending.

We are currently focusing our development efforts on superconducting power applications. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. We have identified several large initial target markets for our 2G HTS wire including energy (wind turbines and smart grid devices) and industrial (electric motors and generators) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders such as the United States National Labs and the U.S. Department of Energy. In May 2010, we renewed our Cooperative Research and Development Agreement with Los Alamos National Laboratory for two years. These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.

Our development efforts (including those described above under Strategic Initiatives) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks. See “Risk Factors.”

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including Alltel, AT&T Mobility, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T Mobility each accounted for 10% or more of our commercial revenues in the three and six months ended July 2, 2011 and for all of 2010. We continue to experience challenges to revenue growth in the commercial wireless market. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.
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
Compensation in the event of a termination, if any, is limited to compensation for work completed at the time of termination. In the event of termination for convenience, we may receive a certain allowance for profit on the work performed. Rather than pursuing new government contracts, we are currently concentrating our engineering resources on our Wire Platform.

Results of Operations
Quarter and six months ended July 2, 2011 compared to the quarter and six months ended July 3, 2010
Net revenues decreased by $1.3 million, or 54%, to $1.1 million in the second quarter of 2011 from $2.4 million in the second quarter of 2010. Total net revenues decreased by $3.1 million, or 53%, to $2.7 million in the first six months of 2011 from $5.8 million in the same period of 2010. Net revenues consist primarily of commercial product revenues and government contract revenues.
Net commercial product revenues decreased by $0.6 million, or 37%, to $1.1 million in the second quarter of 2011 from $1.7 million in the second quarter of 2010. The decrease is the result of lower sales volume for our SuperLink products. For the first six months of 2011, net commercial revenue decreased to $2.7 million from $4.1 million in the same period of 2010, a decrease of $1.4 million, or 34%. The decrease in the six month period was the result of lower sales of both our SuperLink and AmpLink products. The average sales prices for our products were unchanged. Our three largest customers accounted for 99% of our total net commercial product revenues in the first six months of 2011 and 98% in the same period of 2010. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.
Government contract and other revenues decreased by $616,000 from $631,000 in the second quarter of 2010 to $15,000 in the second quarter of 2011. For the first six months of 2011 government contract revenues decreased to $32,000 from $1.7 million, a decrease of nearly $1.7 million, or 98%. This decrease is attributable to the completion of a major contract in 2010 and our current use of our relatively fixed engineering resources for research and development instead of pursuing government contracts.
Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $1.3 million in the second quarter of 2011 compared to $2.0 million for the second quarter of 2010, a decrease of $0.7 million or 36%. For the first six months of 2011, the cost of commercial product revenues totaled $2.9 million compared with $4.3 million for the first six months of 2010, a decrease of $1.4 million, or 33%. The lower costs resulted principally from lower production as a result of lower sales. We had no additional expense provision for obsolete inventories in the first half of 2011 compared to $180,000 in the first half of 2010.
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
The following is an analysis of our commercial product gross loss:

	Three Months Ended				Six Months Ended
Dollars in thousands	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010

Net commercial product sales	$1,101	100%	$1,738	100%	$2,704	100%	$4,072	100%

Cost of commercial product sales	1,265	115%	1,968	113%	$2,934	109%	4,354	107%

Gross loss	$(164)	(15)%	$(230)	(13)%	$(230)	(9)%	$(282)	(7)%

We had a gross loss of $164,000 in the second quarter of 2011 from the sale of our commercial products compared to a gross loss of $230,000 in the second quarter of 2010. We experienced a gross loss in the second quarters of 2011 and 2010 because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. There were no sales of previously written-off inventory in the second quarters or first six months of 2011 and 2010.
Cost of government and other contract revenues totaled $15,000 in the second quarter of 2011 compared to $375,000 in the second quarter of 2010 and $30,000 in the first half of 2011 compared to $1.0 million in the first half of 2010. This decrease was the result of lower expenses associated with less revenue from government contracts. Because these contracts are generally priced on a “cost plus” basis, decreases in revenue generally result in decreases in associated costs. As a percentage of government and other contract revenues, these costs increased to 99% in the first half of 2011 compared to 59% in the first half of 2010 because of the very low level of sales in the current period.
Research and development expenses relate principally to development of new products, including our wireless commercial products, HTS wire products and other products related to our expertise. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.4 million and $3.3 million, respectively, in the three and six months ended July 2, 2011 compared to $1.3 million and $2.5 million in the three and six month period ended July 3, 2010. These expenses increased due to government and other contracts using relatively less of our limited engineering resources and commercial projects using more of our resources. Additionally, in April 2011 we decided to use certain of our own technologies and as a result we voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was expensed during the six months ended July 2, 2011.
Selling, general and administrative expenses totaled $1.7 million and $3.3 million, respectively, in the three and six months ended July 2, 2011 compared to $1.9 million and $3.7 million in the three and six months ended July 3, 2010. The reduction was primarily from lower sales expenses.
Other expense included the adjustment of the fair value of 608,237 warrants that were exercisable for common stock in 2010. The warrants expired in August 2010, so there were no such charges in the first half of 2011.
Interest income for the three and six months ended July 2, 2011 was $2,000 and $4,000 respectively compared to $1,000 and $2,000, respectively, in the three and six months ended July 3, 2010. The increases resulted from our higher cash balance.
Interest expense for the three and six months ended July 2, 2011 and the three and six months ended July 3, 2010 was $7,000 and $14,000, respectively, and was the result of our line of credit with a bank.
We had a net loss of $3.2 million for the quarter ended July 2, 2011, compared to a net loss of $3.1 million in the same period of 2010. For the six months ended July 2, 2011 our loss totaled $6.9 million compared to a net loss of $5.6 million for the six months ended July 3, 2010.
The net loss available to common stockholders totaled $0.10 per common share in the second quarter of 2011, compared to a net loss of $0.14 per common share in the same period of 2010. The net loss available to common stockholders totaled $0.22 per common share in the first half of 2011 compared to $0.26 per common share in the first half of 2010
Liquidity and Capital Resources
Cash Flow Analysis
As of July 2, 2011, we had working capital of $14.2 million, including $12.7 million in cash and cash equivalents, compared to working capital of $7.7 million at December 31, 2010, which included $6.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.
Cash and cash equivalents increased by $6.6 million from $6.1 million at December 31, 2010 to $12.7 million at July 2, 2011. Cash was provided by financing activities offset by uses in operations and by purchases of property and equipment.
Net cash used in operations totaled $4.8 million in the first six months of 2011. We used $4.9 million to fund the cash portion of our net loss. We also used cash to fund a $0.1 million increase in accounts receivable, inventories and patents, offset by cash provided by a $0.2 million decrease in prepaid expenses and other assets, as well as an increase in accounts payable and accrued expenses.

Net cash used in investing activities totaled $647,000 in the first six months of 2011 compared to $176,000 in the first six months of 2010. In both periods the cash was used to purchase property and equipment.
We used $303,000 in financing activities in the first six months of 2011 compared to $573,000 in the first six months of 2010. In both periods the cash was used to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.
Financing Activities
We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.
Net cash provided by financing activities in the first six months of 2011 totaled $12.1 million, net of $933,000 in expenses, from the registered direct sale of 5.4 million shares of common stock at $2.45 per share in February 2011. During the first half of 2011 we also used $303,000 to repurchase common shares from our employees to satisfy withholding taxes due upon the vesting of their restricted stock awards.
We had a line of credit with a bank. The agreement was structured as a sale of accounts receivable and provided for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. At July 2, 2011 we were in compliance with all covenants of the agreement and there was no amount outstanding under this borrowing facility. We have not used this line of credit for a number of years and therefore allowed it to expire without renewal on July 11, 2011.
Contractual Obligations and Commercial Commitments
We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2010.
Capital Expenditures
We plan to invest approximately $3.4 million in fixed assets during the remainder of 2011as we expand our HTS materials production.
Future Liquidity
For the first six months of 2011, we incurred a net loss of $6.9 million and had negative cash flows from operations of $4.8 million. In the full 2010 year, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. Our independent registered public accounting firm has included in their audit reports for 2010 and 2009 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
At July 2, 2011, we had $12.7 million in cash and cash equivalents. We believe our cash resources will be sufficient to fund our business for at least the next nine months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. These factors leave substantial doubt about our ability to continue as a going concern. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.
In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2010. We have not made any material changes to these policies.
Backlog
Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $94,000 at July 2, 2011, compared to $342,000 at December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not believe that there was a material change in our exposure to market risk at July 2, 2011 compared with our market risk exposure on December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for 2010.

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
There were no changes in our internal controls over financial reporting during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2010 filed with the Securities and Exchange Commission on March 21, 2011. We are not aware of any material changes to those risk factors except that the following risk factors are being updated and/or added:

Our strategic initiative to develop a new wire platform may not prove to be successful.

We have spent a considerable amount of resources in developing a new wire platform for power applications.   Substantial technical and business challenges remain before we have a commercially successful product introduction.  We may not be able to overcome these challenges in a timely or cost effective manner, if at all.  Such a failure could adversely impact our prospects, liquidity and stock price.

Our stock price is volatile.

The market price of our common stock has been, and we expect will continue to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects;
•	progress or any lack of progress(or perceptions related to progress) in timely overcoming the remaining substantial technical and commercial challenges related to our HTS wire initiative;
•	variations in our operating results and whether we have achieved key business targets;
•	changes in, or our failure to meet, earnings estimates;
•	changes in securities analysts’ buy/sell recommendations;
•	differences between our reported results and those expected by investors and securities analysts;
•	announcements of new contracts by us or our competitors;
•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and
•	general economic, political or stock market conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes repurchases of our stock in the quarter ended July 2, 2011:

	Total Number of Shares	Average Price Paid Per
Period	Purchased(1)	Share

April 3-April 30, 2011	—	$—
May 1-May 28, 2011	8,983	$2.79
May 29-July 2, 2011	—	$—

Total	8,983	$2.79

(1)	Shares surrendered to us by employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards. These repurchases were not made pursuant to publicly announced plans or programs.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*
32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: August 10, 2011	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer