Form 10-Q
period 2011-10-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2011-11-04
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
We had 33,494,457 shares of our common stock outstanding as of the close of business on November 1, 2011.

SUPERCONDUCTOR TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Three and Nine Months Ended October 1, 2011

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Net revenues:
Net commercial product revenues	$470,000	$1,830,000	$3,174,000	$5,901,000
Government and other contract revenues	9,000	144,000	41,000	1,857,000

Total net revenues	479,000	1,974,000	3,215,000	7,758,000

Costs and expenses:
Cost of commercial product revenues	1,093,000	2,110,000	4,027,000	6,464,000
Cost of government and other contract revenue	9,000	86,000	39,000	1,095,000
Research and development	1,065,000	1,507,000	4,414,000	3,998,000
Selling, general and administrative	1,658,000	1,622,000	4,993,000	5,338,000

Total costs and expenses	3,825,000	5,325,000	13,473,000	16,895,000

Loss from operations	(3,346,000)	(3,351,000)	(10,258,000)	(9,137,000)

Other Income and Expense:
Adjustments to fair value of derivatives	—	2,000	—	171,000
Interest income	16,000	2,000	20,000	4,000
Interest expense	1,000	(7,000)	(13,000)	(21,000)

Net loss	$(3,329,000)	$(3,354,000)	$(10,251,000)	$(8,983,000)

Basic and diluted loss per common share	$(0.10)	$(0.14)	$(0.33)	$(0.40)

Weighted average number of common shares outstanding	32,224,901	23,335,955	31,538,181	22,334,644

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	December 31,
	2011	2010
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$9,656,000	$6,069,000
Accounts receivable, net	86,000	108,000
Inventory, net	2,338,000	2,230,000
Prepaid expenses and other current assets	327,000	344,000

Total Current Assets	12,407,000	8,751,000

Property and equipment, net of accumulated depreciation of $22,363,000 and $21,948,000, respectively	2,806,000	1,334,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,315,000 and $2,494,000, respectively	1,397,000	2,274,000
Other assets	184,000	210,000

Total Assets	$16,794,000	$12,569,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,413,000	$548,000
Accrued expenses	799,000	517,000
Current portion of capitalized lease obligations and long term debt	6,000	31,000

Total Current Liabilities	2,218,000	1,096,000

Other long term liabilities	603,000	577,000

Total Liabilities	2,821,000	1,673,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 564,642 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 33,494,457 and 27,217,408 shares issued and outstanding, respectively	33,000	28,000
Capital in excess of par value	261,823,000	248,500,000
Accumulated deficit	(247,884,000)	(237,633,000)

Total Stockholders’ Equity	13,973,000	10,896,000

Total Liabilities and Stockholders’ Equity	$16,794,000	$12,569,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.
Note — December 31, 2010 balances were derived from audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,251,000)	$(8,983,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	634,000	766,000
Stock-based compensation expense	1,229,000	822,000
Write-off of intangibles	844,000	—
Provision for excess and obsolete inventories	63,000	270,000
Fair value of derivatives	—	(171,000)
Changes in assets and liabilities:
Accounts receivable	22,000	212,000
Inventories	(170,000)	(22,000)
Prepaid expenses and other current assets	17,000	(48,000)
Patents and licenses	(34,000)	(154,000)
Other assets	26,000	8,000
Accounts payable, accrued expenses and other current liabilities	1,148,000	873,000

Net cash used in operating activities	(6,472,000)	(6,427,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,040,000)	(309,000)

Net cash used in investing activities	(2,040,000)	(309,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(303,000)	(573,000)
Net proceeds from the sale of common stock	12,402,000	5,219,000

Net cash provided by financing activities	12,099,000	4,646,000

Net increase (decrease) in cash and cash equivalents	3,587,000	(2,090,000)
Cash and cash equivalents at beginning of period	6,069,000	10,365,000

Cash and cash equivalents at end of period	$9,656,000	$8,275,000

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
For the nine months ended October 1, 2011 and October 2, 2010, commercial revenues accounted for 99% and 76%, respectively, of our net revenues.
Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the U.S. government. For the nine months ended October 1, 2011 and October 2, 2010, government related contracts accounted for 1% and 24%, respectively, of our net revenues.
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
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2010. The results of operations for the nine months ended October 1, 2011 are not necessarily indicative of the results for of the full year 2011.
2. Summary of Significant Accounting Policies
Basis of Presentation
For the nine months ended October 1, 2011, we incurred a net loss of $10.3 million and negative cash flows from operations of $6.5 million. For of the full year 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million.
At October 1, 2011, we had $9.7 million in cash and cash equivalents. We believe our cash resources may not be sufficient to fund our planned operations for at least the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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
Other Investments
From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met. We incurred no expenses in the nine months ended October 1, 2011 or in the full year 2010 as a result of this joint venture.

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
Income Taxes
We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. The adoption of this guidance has not had a material impact on our consolidated financial statements, as we concluded our tax positions are highly certain of being settled at 100% of the benefit claimed. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 1996.
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
Marketing Costs
All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine months ended October 1, 2011 and October 2, 2010.
Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Outstanding stock options and unvested restricted stock awards are not included in the calculation of diluted loss per share because their effect is anti-dilutive.
Stock-based Compensation
We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and nine months ended October 1, 2011 and October 2, 2010, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Expected life in years	—	—	4.0	4.0
Risk free interest rate	—	—	1.52%	2.04%
Expected volatility	—	—	111%	117%
Dividend yield	—	—	0%	0%

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
The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Cost of revenue	$5,000	$5,000	$13,000	$16,000
Research and development	127,000	89,000	371,000	226,000
Selling, general and administrative	279,000	212,000	845,000	580,000

Total stock-based compensation expense	$411,000	$306,000	$1,229,000	$822,000

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
Fair Value of Financial Instruments
We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses, other current assets and other current liabilities as of October 1, 2011 approximate fair value.
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
We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. During the nine months ending October 1, 2011, we had two customers that represented 80% and 14% of total net revenues and 89% of accounts receivable. In 2010, these two customers represented 58% and 12% of total net revenues and 31% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
3. Short Term Borrowings
We had a line of credit with a bank. The agreement was structured as a sale of accounts receivable and provided for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. We had not used this line of credit for several years and therefore allowed it to expire without renewal on July 11, 2011.
4. Stockholders’ Equity
The following is a summary of stockholders’ equity transactions for the nine months ended October 1, 2011:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2010	611,523	$1,000	27,217,408	$28,000	$248,500,000	$(237,633,000)	$10,896,000
Issuance of common stock, net			5,443,000	5,000	12,397,000		12,402,000
Conversion of Preferred Stock to Common Stock	(46,881)	—	468,810	—
Repurchase of common stock to satisfy tax withholding obligations			(179,636)	—	(303,000)		(303,000)
Issuance of awards and stock based compensation			544,875	—	1,229,000		1,229,000
Net loss						(10,251,000)	(10,251,000)

Balance at October 1, 2011	564,642	$1,000	33,494,457	$33,000	$261,823,000	$(247,884,000)	$13,973,000

Equity Offering
In a registered direct offering completed in February 2011 we raised proceeds of $12.4 million, net of offering costs of $933,000, from the sale of 5,443,000 shares of common stock at $2.45 per share based on a negotiated discount to market.
Stock Options
At October 1, 2011, we had three equity award option plans, the 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or nine months ended October 1, 2011 or during the three or nine months ended October 2, 2010.
The impact to the condensed consolidated statements of operations was $190,000 and $552,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended October 1, 2011, respectively, compared to $142,000 and $406,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended October 2, 2010, respectively. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $1.1 million and the weighted-average period over which the cost is expected to be recognized was 1.5 years at October 1, 2011.

The following is a summary of stock option transactions under our stock option plans at October 1, 2011:

			Weighted		Weighted
			Average	Number of	Average
	Number of		Exercise	Options	Exercise
	Shares	Price Per Share	Price	Exercisable	Price
Balance at December 31, 2010	1,083,366	$1.43 - $79.38	$6.43	830,552	$7.57
Granted	618,932	1.58 - 2.86	1.81
Exercised	—
Canceled	(94,033)	1.58 - 79.38	7.46

Balance at October 1, 2011	1,608,265	$1.43 - $74.50	$4.59	884,871	$6.78

The outstanding options expire on various dates through the end of January 2021. The weighted-average contractual term of options outstanding is 6.2 years, and the weighted-average contractual term of stock options currently exercisable is 4.6 years. The exercise prices for these options range from $1.43 to $74.50 per share, for an aggregate exercise price of approximately $7.4 million. At October 1, 2011, outstanding options covering 600 shares, with an intrinsic value of less $100, had an exercise price less than the current market value, and all were exercisable.
Restricted Stock Awards
The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at October 1, 2011:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Balance nonvested at December 31, 2010	720,723	$1.84
Granted	596,932	1.69
Vested	(466,611)	1.34
Forfeited	(52,055)	2.21

Balance nonvested at October 1, 2011	798,989	$1.99

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three months ended October 1, 2011 we withheld no shares, and during the nine months ended October 1, 2011 we withheld 179,636 shares to satisfy $303,000 of employees’ tax obligations. During the three months ended October 2, 2010 we withheld no shares, and during the nine months ended October 2, 2010 we withheld 181,982 shares to satisfy $573,000 of employees’ tax obligations.
The impact to the condensed consolidated statements of operations was $221,000 and $676,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended October 1, 2011, respectively, and $164,000 and $416,000 and $0.01 and $0.02 on basic and diluted earnings per share for the three and nine months ended October 2, 2010, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $734,000, and the weighted-average period over which the cost is expected to be recognized was 10 months.
Warrants
We had no warrants outstanding at October 1, 2011.
5. Earnings Per Share
Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.
Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	October 1, 2011	October 2, 2010

Outstanding stock options	1,608,265	1,133,331
Unvested restricted stock awards	798,989	720,730
Outstanding warrants	—	10,000

Total	2,407,254	1,864,061

6. Commitments and Contingencies
Operating Leases
We lease our offices and production facilities under a non-cancelable operating lease that expires in November 2016. This lease contains escalation clauses for increases in annual renewal options and requires us to pay utilities, insurance, taxes and other operating expenses.
For the three and nine months ended October 1, 2011 rent expense was $273,000 and $824,000, respectively, and for the three and nine months ended October 2, 2010 rent expense was $277,000 and $822,000, respectively.
Patents and Licenses
We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2011 to 2018. Royalty expense totaled $44,000 and $132,000 in the three and nine months ended October 1, 2011, respectively, compared to $46,000 and $137,000 in the three and nine months ended October 2, 2010, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.
The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2011	$—	$328,000
2012	25,000	1,337,000
2013	25,000	1,368,000
2014	30,000	1,407,000
2015	45,000	1,448,000
Thereafter	135,000	1,364,000

Total payments	$260,000	$7,252,000

In March 2011, we decided to use certain of our own technologies, and as a result we voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to expense during our first quarter and a $1.35 million license obligation was terminated. The above table reflects that termination.
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
We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us. During the three and nine months ended October 1, 2011 we accrued $105,000 under terms of these agreements. No such expense accrued for the same period in 2010.
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

	October 1,	December 31,
	2011	2010
Accounts receivable:
Accounts receivable-trade	$78,000	$36,000
U.S. government accounts receivable-billed	10,000	74,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$86,000	$108,000

	October 1,	December 31,
	2011	2010
Inventories:
Raw materials	$1,149,000	$1,499,000
Work-in-process	343,000	511,000
Finished goods	1,980,000	1,316,000
Less inventory reserve	(1,134,000)	(1,096,000)

	$2,338,000	$2,230,000

	October 1,	December 31,
	2011	2010
Property and Equipment:
Equipment	$17,952,000	$16,092,000
Leasehold improvements	6,821,000	6,786,000
Furniture and fixtures	396,000	404,000

	25,169,000	23,282,000
Less: accumulated depreciation and amortization	(22,363,000)	(21,948,000)

	$2,806,000	$1,334,000

Depreciation expense amounted to $205,000 and $568,000, respectively, for the three and nine month periods ended October 1, 2011 and $230,000 and $684,000, respectively, for the three and nine month periods ended October 2, 2010.

	October 1,	December 31,
	2011	2010
Patents and Licenses:
Patents pending	$502,000	$1,110,000

Patents issued	1,503,000	1,382,000
Less accumulated amortization	(608,000)	(554,000)

Net patents issued	895,000	828,000

Licenses Pending	—	7,000

Licenses Issued	—	563,000
Less accumulated amortization	—	(234,000)

Net licenses	—	329,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$1,397,000	$2,274,000

Amortization expense related to these items totaled $19,000 and $66,000, respectively, for the three and nine month periods ended October 1, 2011 and $48,000 and $82,000, respectively, for the three and nine month periods ended October 2, 2010. Amortization expenses are expected to total $25,000 for the remainder of 2011 and $89,000 in each of 2012 and 2013.

	October 1,	December 31,
	2011	2010
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$150,000	$116,000
Compensated absences	293,000	246,000
Compensation related	59,000	27,000
Warranty reserve	258,000	289,000
Deferred rent	416,000	391,000
Other	232,000	56,000

	1,408,000	1,125,000
Less current portion	(805,000)	(548,000)

Long term portion	$603,000	$577,000

	For the nine months ended,
	October 1, 2011	October 2, 2010
Warranty Reserve Activity:
Beginning balance	$289,000	$255,000
Additions	25,000	66,000
Deductions	(56,000)	(8,000)

Ending balance	$258,000	$313,000

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
As discussed above, we are currently focusing our development efforts on adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. We have identified several large initial target markets for our 2G HTS wire including energy (wind turbines, smart grid) and industrial (motors, generators) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders such as the United States National Labs and the U.S. Department of Energy. In May 2010, we renewed our two year Cooperative Research and Development Agreement with Los Alamos National Laboratory. These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.
Our development efforts (including those described above under Strategic Initiatives) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are described in our other filings with the Securities and Exchange Commission.
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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T Mobility, Sprint Nextel, T-Mobile and Verizon Wireless. Verizon Wireless and AT&T Mobility each accounted for 10% or more of our commercial revenues in the three and nine months ended October 1, 2011 and for all of 2010. We continue to experience challenges to revenue growth in the commercial wireless market. Demand for wireless communications equipment fluctuates dramatically and unpredictably. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We face constant pressures to reduce prices. Consequently, we expect the average selling prices of our products will continue decreasing over time. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are described in our other filings with the Securities and Exchange Commission.
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
Government Contracts
We generate revenues from government contracts, however, recently such revenues have been a much less significant part of our business. We typically own the intellectual property developed under these contracts, and grant the U.S. government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:
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
Compensation in the event of a termination, if any, is limited to compensation for work completed at the time of termination. In the event of termination for convenience, we may receive a certain allowance for profit on the work performed. Rather than pursuing new government contracts, we are currently concentrating our engineering resources on our new wire platform.
Results of Operations
Quarter and nine months ended October 1, 2011 compared to the quarter and nine months ended October 2, 2010
Net revenues decreased by $1.5 million, or 75%, to $0.5 million in the third quarter of 2011 from $2.0 million in the third quarter of 2010. Net revenues decreased by $4.6 million, or 59%, to $3.2 million in the first nine months of 2011 from $7.8 million in the same period of 2010. Net revenues consist primarily of commercial product revenues and government contract revenues.

Net commercial product revenues decreased by $1.3 million, or 72%, to $0.5 million in the third quarter of 2011 from $1.8 million in the third quarter of 2010. The decrease is due to lower sales volume for our SuperLink products. For the first nine months of 2011, net commercial product revenue decreased to $3.2 million from $5.9 million in the same period of 2010, a decrease of $2.7 million, or 46%. The decrease in the nine month period was the result of lower sales of both our SuperLink and AmpLink products. The average sales prices for our products were unchanged. Our three largest customers accounted for 99% of our total net commercial product revenues in the first nine months of 2011 and 97% in the same period of 2010. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Recent customer deployments in newer wireless bands have initially not required the substantial interference elimination our filters provide. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.
Government contract and other revenues decreased by $135,000 from $144,000 in the third quarter of 2010 to $9,000 in the third quarter of 2011. For the first nine months of 2011, government contract revenues decreased to $41,000 from $1.9 million, a decrease of more than $1.8 million, or 98%. This decrease is attributable to the completion of a major contract in 2010 and our current use of our relatively fixed engineering resources for research and development instead of pursuing government contracts.
Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $1.1 million in the third quarter of 2011 compared to $2.1 million for the third quarter of 2010, a decrease of $1.0 million or 48%. For the first nine months of 2011, the cost of commercial product revenues totaled $4.0 million compared to $6.5 million for the first nine months of 2010, a decrease of $2.5 million, or 38%. The lower costs resulted principally from lower production as a result of lower sales. Our expense provision for obsolete inventories in the first nine months of 2011 was $63,000 compared to $180,000 in the first nine months of 2010.
Our cost of commercial sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales, and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.
The following is an analysis of our commercial product gross loss:

	Three Months Ended				Nine Months Ended
Dollars in thousands	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Net commercial product sales	$470	100%	$1,830	100%	$3,174	100%	$5,901	100%
Cost of commercial product sales	1,093	233%	2,110	115%	$4,027	127%	6,464	110%

Gross loss	$(623)	(133%)	$(280)	(15)%	$(853)	(27)%	$(563)	(10)%

We had a gross loss of $623,000 in the third quarter of 2011 from the sale of our commercial products compared to a gross loss of $280,000 in the third quarter of 2010. We experienced a gross loss in the third quarters of 2011 and 2010 because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. There were no sales of previously written-off inventory in the third quarters or first nine months of 2011 and 2010.
Cost of government and other contract revenues totaled $9,000 in the third quarter of 2011 compared to $86,000 in the third quarter of 2010 and $39,000 in the first nine months of 2011 compared to $1.1 million in the first nine months of 2010. This decrease was the result of lower expenses associated with less revenue from government contracts. Because these contracts are generally priced on a “cost plus” basis, decreases in revenue generally result in decreases in associated costs. As a percentage of government and other contract revenues, these costs increased to 95% in the first nine months of 2011 compared to 59% in the first nine months of 2010 because of the very low level of sales in the first nine months of 2011.

Research and development expenses relate principally to development of new products, including our wireless commercial products, HTS wire products, and our other products as well as expenses associated with reducing the cost and improving the manufacturability of our existing products. These expenses totaled $1.1 million and $4.4 million, respectively, in the three and nine months ended October 1, 2011 compared to $1.5 million and $4.0 million in the three and nine months ended October 2, 2010. Additionally, in April 2011 we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was expensed during the nine months ended October 1, 2011. Taking into account the aforementioned expense, research and development expenses decreased for both the three and nine months as the result of reduced efforts for improving the manufacturability of our wireless products.
Selling, general and administrative expenses totaled $1.6 million and $5.0 million, respectively, in the three and nine months ended October 1, 2011 compared to $1.6 million and $5.3 million in the three and nine months ended October 2, 2010. During the three months ending October 1, 2011 we incurred $0.1 million in severance expense offset by an equal reduction of sales expense. The reduction for the nine months ended October 1, 2011 was primarily from lower sales expenses.
Other expense included the adjustment of the fair value of 608,237 warrants that were exercisable for common stock in 2010. The warrants expired in August 2010, so there were no such charges in the first nine months of 2011.
Interest income for the three and nine months ended October 1, 2011 was $16,000 and $20,000, respectively, compared to $2,000 and $4,000, respectively, in the three and nine months ended October 2, 2010. These increases resulted from our higher cash balance and interest received on a utility deposit refund.
Interest expense in the three and nine months ended October 1, 2011 was a credit of $1,000 and $13,000, respectively, compared to $7,000 and $21,000, respectively, in the three and nine months ended October 2, 2010. The decrease was the result of not renewing our bank line of credit.
We had a net loss of $3.3 million for the quarter ended October 1, 2011, compared to a net loss of $3.4 million in the same period of 2010. For the nine months ended October 1, 2011 our net loss totaled $10.3 million compared to a net loss of $9.0 million for the nine months ended October 2, 2010.
The net loss attributable to common stockholders was $0.10 per common share in the third quarter of 2011, compared to a net loss of $0.14 per common share in the same period of 2010. The net loss attributable to common stockholders was $0.33 per common share in the first nine months of 2011 compared to $0.40 per common share in the first nine months of 2010.
Liquidity and Capital Resources
Cash Flow Analysis
As of October 1, 2011, we had working capital of $10.2 million, including $9.7 million in cash and cash equivalents, compared to working capital of $7.7 million at December 31, 2010, which included $6.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.
Cash and cash equivalents increased by $3.6 million from $6.1 million at December 31, 2010 to $9.7 million at October 1, 2011. Cash was provided by financing activities, offset by uses in operations and by purchases of property and equipment.
Net cash used in operations totaled $6.5 million in the first nine months of 2011. We used $7.5 million to fund the cash portion of our net loss. We also used $0.2 million to fund increases in inventories and patents, offset by $1.2 million provided by decreases in accounts receivables, prepaid expenses and other assets, as well as an increase in accounts payable and accrued expenses.
Net cash used in investing activities totaled $2.0 million in the first nine months of 2011 compared to $309,000 in the first nine months of 2010. In both periods the cash was used to purchase property and equipment.
We used $303,000 in financing activities in the first nine months of 2011 compared to $573,000 in the first nine months of 2010. In both periods the cash was used to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.
Financing Activities
We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Net cash provided by financing activities in the first nine months of 2011 totaled $12.1 million, net of $933,000 in expenses, from the registered direct sale of 5.4 million shares of common stock at $2.45 per share in February 2011. During the first nine months of 2011 we also used $303,000 to repurchase common shares from our employees to satisfy withholding taxes due upon the vesting of their restricted stock awards.
We had a line of credit with a bank. The agreement was structured as a sale of accounts receivable and provided for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. At July 11, 2011 we were in compliance with all covenants of the agreement and there was no amount outstanding under this facility. We had not used this line of credit for a number of years and therefore allowed it to expire without renewal on July 11, 2011.
Contractual Obligations and Commercial Commitments
We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2010.
Capital Expenditures
We plan to invest approximately $2.0 million in fixed assets during the remainder of 2011 as we expand our HTS materials production.
Future Liquidity
For the first nine months of 2011, we incurred a net loss of $10.3 million and had negative cash flows from operations of $6.5 million. In the full 2010 year, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. Our independent registered public accounting firm has included in their audit reports for 2010 and 2009 an explanatory paragraph expressing doubt about our ability to continue as a going concern.
At October 1, 2011, we had $9.7 million in cash and cash equivalents. We believe our cash resources may not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. These factors leave substantial doubt about our ability to continue as a going concern. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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
Backlog
Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. Our customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges. We had commercial backlog of $4,000 at October 1, 2011 compared to $342,000 at December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We do not believe that there was a material change in our exposure to market risk at October 1, 2011 compared with our market risk exposure on December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for 2010.

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
There were no changes in our internal controls over financial reporting during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2010 filed with the Securities and Exchange Commission on March 21, 2011 and has been updated in our Form 10-Q for the quarter ended April 2, 2011 filed with the Securities and Exchange Commission on May 9, 2011. We are not aware of any material changes to those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Number	Description of Document
10.1
At-the-market Equity Offering Sales Agreement, dated August 9, 2011, between Superconductor Technologies Inc. and Citadel Securities LLC (incorporated by reference to the registrant’s Form 8-K filed on August 10, 2011).

31.1	Certification of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.
Dated: November 4, 2011	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer