Form 10-K
period 2011-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2012-03-30
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  or  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  or  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  or  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  or  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  or  No  ☒

The aggregate market value of the common stock held by non-affiliates was $52.2 million as of July 2, 2011 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $2.32 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of July 2, 2011. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 40,268,376 shares of common stock outstanding as of the close of business on March 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2011

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	limited cash and a history of losses;

•	our need to raise additional capital for our business;

•	our need to overcome additional technical challenges necessary to develop and commercialize HTS wire;

•	limited number of potential customers;

•	decreases in average selling prices for our products;

•	rapidly advancing technology in our target markets;

•	the impact of competitive products, technologies and pricing;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	fluctuations in sales and product demand from quarter to quarter can be significant;

•	our proprietary rights, while important to our business, are difficult and costly to protect;

•	manufacturing capacity constraints and difficulties;

•	the current worldwide recession; and

•	cost and uncertainty from compliance with environmental regulations.

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

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct various signals or energy (e.g., electrical current or radio frequency (“RF”) signals) with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation, and decreasing electrical noise.

We were established in 1987 shortly after the discovery of HTS materials, a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Our stated objective was to develop products based on these materials for the commercial marketplace.

After analyzing the market opportunities available, we decided to pursue a strategic revenue opportunity developing products for the electronics industry.

Our initial product was completed in 1998 and we began delivery to a number of wireless network providers. In the following 13 years, we continued to refine and improve the platform, with the primary focus on improving reliability, increasing performance and runtime, and most importantly, removing cost from the manufacturing process of the required subsystems. Our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

In the last several years we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to production of high performance second generation “2G” HTS wire for next generation power applications. While all our current commercial product revenues come from the sale of high performance wireless infrastructure products, we now see production of our Conductus® HTS wire as an excellent strategic opportunity to grow our future revenue.

Commercialization

Our development efforts over the last 25 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have commercialized wireless products using our proprietary technology and are currently focusing our efforts on this technology in superconducting power applications, RF filters and cryocoolers.

•

Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput—all while reducing capital and operating costs.

•

Superconducting Power Applications. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. We have identified several large initial target markets for our 2G HTS wire including energy (wind turbines, smart grid) and industrial (motors, generators) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders and the United States National Labs. In July 2011, we renewed our three year Cooperative Research and Development Agreement with Los Alamos National Laboratory (“LANL”). These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.

•

RF Filters. Our RF filter structures resemble a circuit on a semiconductor using a circuit that is etched into HTS materials that are deposited on a wafer. Our unique and innovative circuits allow us to utilize the characteristics of the HTS materials for this application, and we have developed unique tuning methods that allow us to produce a frequency specific filter. We are also leveraging our unique technology to design advanced reconfigurable filters, which have the potential to reduce the size and cost of mobile devices.

•

Cryocoolers. We developed a unique cryocooler that can efficiently and reliably cool HTS circuits to the critical temperature (77 degrees Kelvin), and as a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

Our development efforts (including those described above under Strategic Initiatives below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Wireless Business

Our current revenue comes from the design, manufacture, and sale of high performance infrastructure products for wireless communication applications. We have three current product lines all of which relate to wireless base stations:

•

SuperLink®, a highly compact and reliable receiver front-end HTS wireless filter system to eliminate out-of-band interference for wireless base stations, combining filters with a proprietary cryogenic cooler and a cooled low-noise amplifier;

•	AmpLink®, a ground-mounted unit for wireless base stations that includes a high-performance amplifier and up to six dual duplexers; and

•

SuperPlex, a high-performance multiplexer that provides extremely low insertion loss and excellent cross-band isolation designed to eliminate the need for additional base station antennas and reduce infrastructure costs.

We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in each of the last three years. Demand for wireless communications equipment fluctuates dramatically and unpredictably and recently has been trending downward. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We expect these trends to continue and may cause significant fluctuations in our quarterly and annual revenues. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Strategic Initiatives

In addition to our ongoing sale of products for wireless applications described above, we have created several unique capabilities and HTS manufacturing system related to a new HTS wire platform, RF filters and cryocoolers that we are seeking to commercially deploy by leveraging our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise.

HTS Wire Platform

Our 2G HTS wire product development is focused on large markets where the advantages of HTS wire are recognized by the industry. Our initial product roadmap targets three important applications: superconducting high power transmission cable, superconducting fault current limiters (SFCL) and superconducting rotating machines such as motors and generators.

Superconducting High Power Transmission Cable:

Superconducting high power transmission and distribution cable transmit 5 to 10 times the electrical current of traditional copper or aluminum cables with significantly improved efficiency. HTS power cable systems consist of the cable, which is comprised of 100’s of strands of HTS wire wrapped around a copper core, and the cryogenic cooling system to maintain proper operating conditions. HTS superconducting cables offer solutions for utilities facing challenges that include: Substation footprint availability, lack of available rights of way, and high load connections between substations. HTS power cables are particularly suited to high load areas such as the dense urban business districts of large cities, where purchases of easements and construction costs for traditional low capacity cables may be cost prohibitive.

Superconducting Fault Current Limiter (SFCL):

With power demand on the rise and new power generation sources being added, the grid has become overcrowded and vulnerable to catastrophic faults. Faults are abnormal flows of electrical current like a short circuit. As the grid is stressed, faults and power blackouts increase in frequency and severity. SFCLs act like powerful surge protectors, preventing harmful faults from taking down substation equipment by reducing the fault current to a safer level (20 – 50% reduction) so that the existing switchgear can still protect the grid. SFCLs protect against damaging fault currents and blackouts while enhancing system safety, stability, and efficiency. A critical benefit for new build outs is the improved system reliability when renewables, like solar and wind, are added. When compared to a complete substation upgrade, SFCLs are a significantly lower capital investment.

Superconducting Rotating Machines—Motors and Generators:

Superconducting motors, generators, turbines and other rotating machines are expected to generate large future demand for 2G HTS wire. Coils utilizing HTS wire will enable electric motors and generators to operate at much higher power densities. When compared to a copper wire based electric machine with equivalent output power, future superconducting motors and generators will enable a significant size reductions for the motors with higher efficiency. One potential application for high-powered HTS generators is expected to be 10+ megawatt offshore wind turbines. Offshore superconducting wind turbines promise to capture clean energy at a lower cost than competing renewables, while delivering power directly to growing coastal cities. Offshore superconducting wind turbines are a long-term initiative for HTS technologies. Wind energy is taking shape as a critical world resource for electric power. Today, wind energy is primarily land based. The expected future trend is to exploit a largely untapped supply of offshore wind energy. However, it will take time to build enough infrastructure for offshore wind power to significantly contribute to the power grid. Superconducting wind turbines are expected to play a unique role offshore since conventional technology cannot achieve the necessary “power per tower”. The increase in power density provided by superconducting turbines significantly reduces generator weight and maximizes power per tower, turning wind power into an economically viable alternative. And size reduction translates directly to cost savings by greatly reducing the amount of magnetic steel and structural steel required. Superior 2G HTS wire power handling performance at a lower cost will enable superconducting wire to replace incumbent and competing technologies.

RF Filters

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

In February 2012 our newly formed subsidiary, Resonant Inc., entered into an agreement to develop its innovative Reconfigurable Resonance™ (RcR) technology in the rapidly growing mobile communications products industry. Resonant will require financing in order to commence active development, and STI is currently exploring financing options and there is no assurance as to whether Resonant will obtain the necessary financing.

Cryocoolers

HTS circuits need to be cooled to the critical temperature that enables the superconducting properties of the materials to be utilized. To meet this need, we developed a unique cryocooler that can efficiently and reliably cool the circuit to the critical temperature (77 degrees Kelvin). As a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and United States governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report. As a result of this uncertainty, at December 31, 2009, we fully reserved against our investment in the joint venture of $521,000. There was no such expense in 2011 or 2010.

Licenses

From time to time we grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.

Government Contracts

While we do not expect to continue to generate significant revenues from government contracts as we focus on our strategic initiatives going forward for 2011, 2010 and 2009, government related contracts accounted for 2%, 23% and 32%, respectively, of our net revenues. We typically own the intellectual property developed under these contracts, and grant the Federal government a royalty-free, non-exclusive and nontransferable license to use it. As a result, our government contracts can not only generate a profit for us, but we can also make additional money through exploiting of the resulting technology in our commercial operations as well as government products, or through licenses or joint ventures. Contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

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

Manufacturing

Our manufacturing process involves the assembly of numerous individual components and precision tuning by production technicians. We purchase inventory components and manufacture inventory based on sales forecasts. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housing, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. We currently manufacture our SuperLink systems at our facilities in Santa Barbara, California. Principal components of our AmpLink and SuperPlex products are produced by foreign manufacturers. Our Santa Barbara facilities currently also house our AmpLink assembly and distribution center. In January 2012, we took possession of our new advanced manufacturing center of excellence in Austin, TX. The new facility addresses our growth expectations for the superconducting wire initiative. The opening of the new facility has been scheduled to coincide with the delivery of the first superconducting wire production ready equipment in early 2012.

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

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our HTS wire, we compete with American Superconductor, SuperPower and THEVA, among others. Our current and potential competitors with respect to our wireless business include conventional RF filter manufacturers, including CommScope, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. In the government sector, we compete with universities, national laboratories and both large and small companies for research and development contracts, and with larger defense contractors, such as Raytheon and Northrop Grumman, for government products. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology.

Research and Development

Most of our research and development activities are focused on developing our 2G HTS wire product. Our wireless products and government contract efforts require significantly less of our engineering resources today than in 2010 and 2009. We spent a total of $5.4 million for 2011, and $6.2 million and $7.0 million for each of 2010 and 2009 on research and development, of which $5.3 million, $5.1 million and $4.4 million, respectively, was for company-funded research and development. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented 2%, 19% and 37% of total research and development costs for each of 2011, 2010 and 2009, respectively.

Our Proprietary Technology

We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. Our current patents expire at various dates from 2012 to 2028. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

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

Corporate Information

Our facilities and executive offices are located at two locations: 460 Ward Drive, Santa Barbara, California 93111, and as of January 2012, 9101 Wall Street, Austin, Texas 78710. Our telephone number is (805) 690-4500. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Employees

As of December 31, 2011, we had a total of 38 employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $13,000 at December 31, 2011, compared to $342,000 at December 31, 2010.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million. In 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.

We need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected

At December 31, 2011 we had $6.2 million in cash and cash equivalents. Our cash resources may not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs.

Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock and could also require that we issue warrants in connection with sales of our stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

There are numerous technological challenges that must be overcome in order for our HTS wire to become commercially successful and our ability to address such technological challenges may adversely affect our ability to gain customers.

Our superconducting wire product is in the middle stages of development, and in the early stages of commercialization. There are a number of technological challenges to overcome for broad commercialization of

HTS wire. First, the current HTS wire market is supply constrained. Current producers cannot manufacture sufficient wire to meet demand; customers cannot purchase long-length wire with any reasonable confidence or guaranteed volume; and electric utilities lack confidence in product availability which leads to delays in their deployment roadmap. Secondly, HTS wire performance is currently below what many customers require. Many power applications require high performance wire with high current carrying capacity, mechanical durability, electrical integrity with low AC losses and minimal splices. Producing high performance HTS wire has proven difficult, especially at volumes required for large scale deployment. Thirdly, high demand for premium performance wire available in very low volume results in a high wire price that narrows the market and limits commercial viability. Delays in our HTS wire development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our HTS wire products later than expected.

The commercial uses of superconducting wire and superconducting wire related products are limited today, and a board commercial market may not develop.

Even if the technological hurdles are overcome, there is no certainty that a robust commercial market for unproven HTS wire products will come to fruition. To date, commercial use of HTS wire has been limited to small feasibility demonstrations, and these projects are largely subsidized by government authorities. While customer demand is high and market forecasts project large revenue opportunity for superconducting wire in power applications, the market may not develop and superconducting wire might never achieve long term, broad commercialization. In such an event, we would not be able to implement our business could be adversely impacted.

We have limited experience marketing and selling superconducting wire products, and our failure to effectively market and sell our superconducting wire solutions would lower our revenue and cash flow.

We have little experience marketing and selling our superconducting wire. Once our superconducting wire is ready for commercial use, we will have to hire and develop a marketing and sales team that will effectively demonstrate the advantages of our product over both more traditional products and competing superconducting products or other adjacent technologies. We may not be successful in our efforts to market this new technology.

We rely on a small group of customers for the majority of our commercial wireless revenues, and the loss of any one of these customers could adversely affect our business.

We sell most of our products to a small number of wireless carriers. We derived 96% of our commercial product revenues from Verizon Wireless and AT&T in 2011 and 92% in 2010 and 2009. Our future commercial wireless revenue depends upon the wireless carriers continuing to purchase our products, and fluctuations in demand from such customers could negatively impact our results.

Many of our customers also provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us. If we fail to forecast our customer’s demands accurately, we could experience delays in manufacturing, which could result in customer dissatisfaction. Additionally, these factors further impact our ability to forecast future revenue.

In addition the market for HTS wire would also consist of a small number of customers.

We expect decreases in average selling prices, requiring us to reduce product costs in order to achieve and maintain profitability.

We face pressure to reduce prices and accordingly, the average selling price of our existing products has decreased over the years. We anticipate customer pressure on our product pricing will continue for the foreseeable future. In our HTS wire initiative, wire is currently being sold at $250- 400/kiloampere-meter (kA-m). At this price, HTS wire represents more than half the cost of the end device. A price reduction is required for long term commercialization. Cryogenic systems, including cryocoolers and cryostats, have been developed but will also need to be cost optimized as HTS wire becomes available in volume. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

We face competition with respect to various aspects of our technology and product development.

Our current wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our HTS materials, we compete with American Superconductor, SuperPower and THEVA, among others. Our current and potential wireless competitors include conventional RF filter manufacturers, CommScope, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

We may not be able to compete effectively against alternative technologies.

Our products also compete with a number of alternative approaches and technologies. Some of these alternatives may be more cost effective or offer better performance than our products and we may not succeed in competing against these alternatives.

We currently rely on specific technologies and may not successfully adapt to the rapidly changing market environments.

We must overcome technical challenges to commercialize our HTS wire. If we are able to so, we will need to attain customer acceptance of our HTS wire, and we cannot ensure that such acceptance will occur. We will have to continue to develop and integrate advances to our core technologies. We will also need to continue to develop and integrate advances in complementary technologies. We cannot guarantee that our development efforts will not be rendered obsolete by research efforts and technological advances made by others. Wireless telecommunication equipment is characterized by rapidly advancing technology. Our wireless business success depends upon our ability to keep pace with advancing wireless technology, including materials, processes and industry standards.

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

We depend on the capital spending patterns of our customers, and if capital spending is decreased or delayed, our business may be harmed.

Any substantial decrease or delay in capital spending patterns from our customers may harm our business. Demand from customers for our products depends to a significant degree upon the amount and timing of capital spending by these customers for constructing, rebuilding or upgrading their systems. Their capital spending patterns depend on a variety of factors, including access to financing, the status of federal, local and foreign government regulation and deregulation, overall demand, competitive pressures and general economic conditions. In addition, capital spending patterns can be subject to some degree of seasonality, with lower levels of spending in the first and third calendar quarters, based on annual budget cycles.

The current worldwide uncertainty may adversely affect our business, operating results and financial condition.

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

Regulatory changes could substantially harm our business.

Certain regulatory agencies in the United States and other countries set standards for operations within their territories. Equipment marketed for use within their territories must meet specific technical standards. Our ability to sell our products is impacted by regulatory changes and requirements and depends on the ability of our customers to obtain and retain the necessary approvals and licenses. HTS wire is subject to a regulatory regime, which may become more strictly regulated. Any failure or delay in obtaining necessary approvals could harm our business.

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

In 2007, we formed a joint venture with BAOLI to manufacture and sell our SuperLink interference elimination solution in China. In additional to facing many of the risks faced by our domestic business, if that joint venture or any other international operation we may have is to be successful, we (together with any joint venture partner) must recruit the necessary personnel and develop the facilities needed to manufacture and sell the products involved, learn about the local market (which may be significantly different from our domestic market), build brand awareness among potential customers and compete successfully with local organizations with greater market knowledge and potentially greater resources than we have. We must also obtain a number of critical governmental approvals from both the United States and the local country governments on a timely basis, including those related to any transfers of our technology. We must establish sufficient controls on any foreign operations to ensure that those operations are operated in accordance with our interests, that our intellectual property is protected and that our involvement does not inadvertently create potential competitors. There can be no assurance that these conditions will be met. Even if they are met, the process of building our international operations could divert financial resources and management attention from other business concerns. Finally, our international operations will also be subject to the general risks of international operations, such as:

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

If we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

Under Nasdaq’s Marketplace Rule 5450(a)(1), if the bid price for our common stock, over 30 consecutive business days, closes below the minimum $1.00 per share requirement for continued listing , we could be subject to delisting. Our stock price is currently less than $1.00. In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), if we were to receive notice of potential delisting, we would have a period of 180 calendar days to regain compliance.

We will continue to monitor the bid price for our common stock and if necessary, consider various options available to us if our common stock does not trade at a level that is likely to remain in compliance with Rule 5450(a)(1). If we fail to maintain our listing with any U.S. national securities exchange, our common stock may become more difficult for investors to trade, potentially leading to declines in our stock price.

We have a significant number of outstanding warrants and options, and future sales of the shares obtained upon exercise of these options or warrants could adversely affect the market price of our common stock.

As of December 31, 2011, we had outstanding options exercisable for an aggregate of 735,701 shares of common stock at a weighted average exercise price of $6.64 per share. In February 2012, we sold warrants to purchase up to 5,033,414 shares of our common stock at an exercise price of $1.35 per share. The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. We have registered the issuance of all the shares issuable upon exercise of the options and warrants, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price of our shares.

It is possible that the acquisition of a majority of our outstanding voting stock by another company could result in our stockholders receiving a premium over the public trading price for our shares. Provisions of our restated certificate of incorporation and bylaws and of Delaware corporate law could delay or make more difficult an acquisition of our company by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent, and our bylaws generally require ninety days advance notice of any matters to be brought before the stockholders at an annual or special meeting.

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 10, 2012, 1,388,477 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facility, are located in an industrial complex in Santa Barbara, California. We occupy approximately 71,000 square feet in this complex under a long-term lease that expires in November 2016. Commencing January 1, 2012 and expiring in November 2016 we sublet 26,000 square feet of our Santa Barbara facility and leased a 35,000 square foot facility in Austin, Texas that expires in April 2017. Although we currently have excess capacity, we believe these facilities can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for approximately the next two years.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low
2011
Quarter ended December 31, 2011	$1.71	$1.09
Quarter ended October 1, 2011	$2.45	$1.45
Quarter ended July 2, 2011	$3.71	$1.96
Quarter ended April 2, 2011	$4.19	$1.46

2010
Quarter ended December 31, 2010	$1.80	$1.30
Quarter ended October 2, 2010	$2.75	$1.50
Quarter ended July 3, 2010	$3.00	$2.26
Quarter ended April 3, 2010	$3.85	$2.35

Holders of Record

We had 155 holders of record of our common stock on March 16, 2012. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 10,000 beneficial owners of our common stock.

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

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2011 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,376,513	$4.44	961,822
Equity compensation plans not approved by security holders	—	—	—

Total	1,376,513	$4.44	961,822

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

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2006 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-06	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11
Superconductor Technologies	$100.00	$313.56	$57.06	$137.85	$85.88	$69.49
Nasdaq Composite	100.00	109.81	65.29	93.95	109.84	107.86
Nasdaq-Telecommunications	100.00	109.17	62.25	92.27	95.89	83.79

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$3,416	$6,548	$7,239	$6,768	$12,787
Government and other contract revenues	83	1,999	3,577	4,525	5,115

Total net revenues	3,499	8,547	10,816	11,293	17,902

Costs and expenses:
Cost of commercial product revenues	5,434	7,732	9,102	8,911	12,944
Cost of government and other contract revenues	79	1,180	2,552	3,649	2,906
Other research and development	5,325	5,067	4,399	3,394	3,172
Selling, general and administrative	6,322	6,684	6,925	8,151	8,123
Restructuring expenses and impairment charges	—	—	—	141	—

Total costs and expenses	17,160	20,663	22,978	24,246	27,145

Loss from operations	(13,661)	(12,116)	(12,162)	(12,953)	(9,243)
Other income (expense), net	278	148	(817)	252	117

Net loss	$(13,383)	$(11,968)	$(12,979)	$(12,701)	$(9,126)

Basic and diluted net loss per common share	$(0.42)	$(0.51)	$(0.65)	$(0.77)	$(0.73)

Weighted average number of shares Outstanding	31,825	23,344	19,843	16,403	12,488

	Years Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$6,165	$6,069	$10,365	$7,569	$3,939
Working capital	7,161	7,655	12,557	12,253	3,293
Total assets	12,949	12,569	18,126	19,358	16,625
Long-term debt, including current portion	628	608	576	521	563
Total stockholders’ equity	11,175	10,896	16,241	17,552	9,190

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation, and decreasing electrical noise.

Results of Operations

2011 Compared to 2010

Net revenues consist primarily of commercial product revenues and government contract revenues. Net revenues decreased by $5.0 million, or 59%, to $3.5 million in 2011 from $8.5 million in 2010.

Net commercial product revenues decreased by $3.1 million, or 48%, to $3.4 million in 2011 from $6.5 million in 2010. The decrease is the result of lower sales volume for all of our products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has and we believe will continue to impact our commercial revenue. Sales prices for our products were essentially unchanged in 2011 from 2010. Our two largest customers accounted for 96% and 92% of our net commercial revenues in 2011 and 2010, respectively. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues decreased by $1.9 million, or 95%, to $0.1 million in 2011 from $2.0 million in 2010. This decrease was principally the result of the completion of a large contract. This reduced level of government contract revenue has been the planned result of our using more of our limited engineering resources on our commercial projects.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $5.4 million for 2011 compared to $7.7 million for 2010, a decrease of $2.3 million, or 30%. The lower costs resulted principally from lower production as a result of lower sales. Our expense provision for obsolete inventories totaled $717,000 in 2011 compared to $360,000 in 2010.

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

The following is an analysis of our commercial product gross profit margins for 2011 and 2010:

	Years Ended December 31,
Dollars in Thousands	2011		2010
Net commercial product sales	$3,416	100.0%	$6,548	100.0%
Cost of commercial product sales	5,434	159.1%	7,732	118.1%

Gross loss	$(2,018)	59.1%	$(1,184)	18.1%

We had a negative gross margin of $2.0 million in 2011 from the sale of our commercial products compared to a negative gross margin of $1.2 million in 2010. The negative gross margin in 2011 was primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $717,000 charge for excess and obsolete inventory in 2011 and a similar charge of $360,000 in 2010. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

Cost of government and other contract revenue totaled $79,000 in 2011 compared to $1.2 million in 2010, a decrease of $1.1 million, or 93%. Because these contracts are generally priced on a “cost plus” basis, declines in revenue generally result in declines in associated costs. As a percentage of government revenue, government and other contract expenses increased from 59% in 2010 to 95% in 2011 due to the very low sales level in 2011 and the fixed overhead costs required for delivery.

Research and development expenses relate to development of new products, including our wireless commercial products. These expenses also include design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses totaled $5.3 million in 2011 compared to $5.1 million in 2010, an increase of $0.2 million, or 5%. In 2011, we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was expensed during 2011. Taking into account the aforementioned expense, research and development expenses decreased for 2011 as the result of reduced efforts for improving the manufacturability of our wireless products. We have relatively fixed engineering resources, and our research and development expenses vary inversely with the amount of those resources allocated to our government contract activities.

Selling, general and administrative expenses totaled $6.3 million in 2011 compared to $6.7 million in 2010, a decrease of $0.4 million, or 5%. The lower expenses in 2011 resulted primarily from a reduction in employees in the third quarter of 2011.

Other expense in 2010 included the subsequent income from the 2009 adjustment of the fair value expense of $171,000 in 2009 from the treatment, as a derivative, of 608,237 warrants that were exercisable for common stock. The warrants expired, unexercised, in August 2010 and there was no such income or expense in 2011.

In 2011 and 2010 we reduced our work force and incurred severance charges of $369,000 and $211,000, respectively.

Interest income increased to $22,000 in 2011 compared to $6,000 in 2010, primarily because of higher interest rates being paid on our money-market account funds.

Interest expense in 2011 and 2010 was $13,000 and $29,000, respectively.

Our loss totaled $13.4 million in 2011, compared to $12.0 million in 2010.

The net loss available to common stockholders totaled $0.42 per common share in 2011, compared to $0.51 per common share in 2010.

2010 Compared to 2009

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

The following is an analysis of our commercial product gross profit margins for 2010 and 2009:

	Years Ended December 31,
Dollars in Thousands	2010		2009
Net commercial product sales	$6,548	100.0%	$7,239	100.0%
Cost of commercial product sales	7,732	118.1%	9,102	125.7%

Gross profit	$(1,184)	18.1%	$(1,863)	(25.7%)

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

Interest expense in 2010 and 2009 was $29,000 and $32,000, respectively.

Our loss totaled $12.0 million in 2010 compared to $13.0 million in 2009.

The net loss available to common stockholders totaled $0.51 per common share in 2010, compared to $0.65 per common share in 2009.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2011, we had working capital of $7.2 million, including $6.2 million in cash and cash equivalents, compared to working capital of $7.7 million at December 31, 2010, which included $6.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents increased by $0.1 million from $6.1 million at December 31, 2010 to $6.2 million at December 31, 2011. In 2011, cash was used principally in operations and to a lesser extent for the purchase of property and equipment. These uses were offset by net cash proceeds of $12.4 million provided by the sale of common stock.

Cash used in operations totaled $10.0 million in 2011. We used $9.7 million to fund the cash portion of our net loss. We also used cash to fund a $441,000 increases in inventory, prepaid expenses and other assets , and patents and licenses. These uses were offset by cash generated from lower accounts receivable and higher accounts payable totaling $146,000.

Net cash used in investing activities was $2.0 million. Purchase of fixed assets totaling $2.3 million offset by the sale of property and equipment of $0.3 million.

Net cash provided by financing activities in 2011 totaled $12.1 million. Cash from the sale of common stock was $12.4 million, net of approximately $933,000 in expenses, from the registered direct sale of 5.4 million shares of common stock at $2.45 per share in February 2011. This use was offset by our repurchase of $303,000 of our common shares to satisfy tax withholding obligations due from our employees upon the vesting of their restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

As described below in “Future Liquidity”, in a registered direct offering completed in February 2012 we raised proceeds of $6.5 million, net of offering costs of $577,000, from the sale of 6,711,219 shares of common stock and warrants to purchase up to 5,033,414 shares of common stock. These securities were sold in multiples of a fixed combination consisting of one share of common stock and a warrant to purchase up to 0.75 of a share of common stock, at a price of $1.05, for an aggregate offering price of $7.1 million. Each warrant will have an exercise price of $1.35 per share, for total potential additional proceeds to us of up to $6.7 million upon exercise of the warrants. The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

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

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:

Operating Lease Obligations. Our operating lease obligations consist of facilities leases in Santa Barbara, California and Austin, Texas, as well as several smaller equipment leases.

Patents and Licenses. We have entered into a licensing agreement requiring royalty payments ranging from 0.5% to 1.0% of specified product sales. The agreement contains a provision for the payment of guaranteed or minimum royalty amounts. Typically, the licensor can terminate our license if we fail to pay minimum annual royalties.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2011, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2012	2013 and 2014	2015 and 2016	2017 and beyond
Operating leases	8,134,000	1,513,000	3,238,000	3,316,000	67,000
Minimum license commitment	260,000	25,000	55,000	90,000	90,000
Fixed asset and inventory purchase commitments	1,933,000	1,933,000	—	—	—

Total contractual cash obligations	$10,327,000	$3,471,000	$3,293,000	$3,406,000	$157,000

Capital Expenditures

We plan to invest approximately $4.0 million in fixed assets during 2012.

Future Liquidity

In 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million. In 2010, we incurred a net loss of $12.0 million and had negative cash flows from operations of $9.4 million. Our independent registered public accounting firms have included in their audit reports for 2011 through 2009 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At December 31, 2011 we had $6.2 million in cash. Our cash resources may not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce HTS wire. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs. (See Note 13)

In February 2012, we raised proceeds of $6.5 million, net of offering costs of $577,000, from the sale of 6,711,219 shares of common stock and warrants to purchase up to 5,033,414 shares of common stock. These securities were sold in multiples of a fixed combination consisting of one share of common stock and a warrant to purchase up to 0.75 of a share of common stock, at a price of $1.05, for an aggregate offering price of $7.1 million.

Each warrant will have an exercise price of $1.35 per share, for total potential additional proceeds to us of up to $6.7 million upon exercise of the warrants. The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

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

Net Operating Loss Carryforward

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $308.4 million and $181.5 million, respectively, which expire in the years 2012 through 2031. Of these amounts, $70.8 million and $16.5 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $94.4 million and $70.2 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for state income tax purposes of approximately $273,000 and $230,000, respectively, which expire in the years 2029 through 2031.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002 and June 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent four ownership changes, which occurred in February 1999, February 2001, December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $87.6 million and $70.8 million, respectively, which were incurred prior to the 2002 ownership changes will be subject in future periods to annual limitations of $1.3 million and $0.7 million, respectively. With respect to years 2003 thru 2008, our consolidated net operating loss carryforwards of $119.2 million will be subject to annual limitation of $3.8 million. Net operating losses incurred by us subsequent to the ownership changes totaled $30.8 million and are not subject to this limitation. An additional $3.8 million in losses were released from limitation during 2011 under Section 382. No changes of ownership occurred in 2011 for purposes of Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2011, we had approximately $5.1 million invested in a money market account yielding approximately 0.1%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $5,000 per annum.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2012Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Stonefield Josephson, Inc. and Marcum LLP, Independent Registered Public Accounting Firms are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation and Qualifying Accounts	F-23

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (19)

3.2	Amended and Restated Bylaws of Registrant. (19)

3.3	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (20)

4.1	Form of Common Stock Certificate. (18)

4.2	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (17)

4.3	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant. (1)

expired 7/2/2011

4.4	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (23)

4.5	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (24)

10.1	Form of Change in Control Agreement dated March 28, 2003. (3) ***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (12) ***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (14) ***

Number	Description of Document

10.4	Accounts Receivable Purchase Agreement by and between Registrant and Silicon Valley Bank, dated March 28, 2003, effective date June 23, 2003. (3)

10.5	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 17, 2004. (5)

10.6	Amendment to Purchase Agreement by and between Registrant and Silicon Valley Bank dated as of April 27, 2004. (6)

10.7	Accounts Receivable Purchase Modification Agreement by and between Registrant and Silicon Valley Bank dated March 16, 2005. (10)

10.8	Third Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 16, 2006. (19)

10.9	Fourth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 18, 2007. (19)

10.10	Sixth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 31, 2008. (18)

10.11	Seventh Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 31, 2009. (19)

10.12	Eighth Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated July 28, 2010. (21)

10.13	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (4) **

10.14	License Agreement between Registrant and Sunpower, Inc. dated May 2, 2005. (7) **

10.15	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (8) ***

10.16	Stock Option Grant and 2003 Equity Incentive Plan Option Agreement between Registrant and Jeffrey Quiram dated February 14, 2005. (8) ***

10.17	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (14) ***

10.18	2003 Equity Incentive Plan As Amended May 25, 2005. (11) ***

10.19	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (8) ***

10.20	Management Incentive Plan (July 24, 2006). (13) ***

10.21	Employment Agreement between Registrant and Terry White dated as of April 11, 2005. (9) ***

10.22	Amendment to Employment Agreement between Registrant and Terry White dated as of December 31, 2006. (14) ***

10.23	Compensation Policy for Non-Employee Directors dated March 18, 2005. (9) ***

10.24	Form of Director and Officer Indemnification Agreement. (12) ***

10.25	Lease Agreement between the Registrant and 1200 Enterprises LLC dated as of June 1, 2001. (2)

10.26	First Amendment to Lease between Registrant and 1200 Enterprises LLC dated October 1, 2007. (22)

10.27	Second Amendment to Lease between the Registrant and 1200 Enterprises LLC dated January 19, 2009. (19)

Number	Description of Document

10.28	Third Amendment to Lease between the Registrant and 1200 Enterprises LLC dated October 26, 2011. (25)

10.29	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (25)

10.30	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (15)

10.31	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007 (16)

10.32	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (16)

10.33	Framework Agreement between Registrant and BAOLI dated November 8, 2007. (16)

10.34	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI). (16)

10.35	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI Superconductor Technology Co, Ltd (Exhibit B to Framework Agreement). (16)

10.36	Form of Common Stock Purchase Agreement dated February 3, 2011 (22)

10.37	Form of Securities Purchase Agreement dated February 20, 2012 (23)

10.38	Form of Securities Purchase Agreement dated February 16, 2012 (24)

14	Code of Business Conduct and Ethics. (12)

21	List of Subsidiaries. (25)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (25)

23.2	Consent of Stonefield Josephson Inc, Independent Registered Public Accounting Firm. (25)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (25)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (25)

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (25)

101	Financials provided in XBRL format

**	Confidential treatment has been previously granted for certain portions of these exhibits.

***	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 4, 2000.
(2)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 6, 2002.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, filed May 12, 2004.
(6)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, filed August 11, 2004.
(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.

(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(10)	Incorporated by reference from Registrants’ Current Report on Form 8-K filed April 4, 2005.
(11)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(12)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(13)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(15)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(18)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 20, 2009.
(19)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(21)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, filed November 10, 2010.
(22)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 21, 2011.
(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2012.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 22, 2012.
(25)	Filed herewith.

(b)	Exhibits. See Item 15(a) above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Superconductor Technologies, Inc.

Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Superconductor Technologies, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits of the consolidated financial statements included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superconductor Technologies, Inc. as of December 31, 2011, and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Further, the accompanying schedule is, in our opinion, fairly stated in all material respects in relation to the basic consolidated financial statements as a whole.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception and has an accumulated deficit of $251,016,000 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, California

March 30, 2012

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

/s/ STONEFIELD JOSEPHSON, INC.

Los Angeles, California

March 16, 2010

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,165,000	$6,069,000
Accounts receivable, net	61,000	108,000
Inventory, net	1,609,000	2,230,000
Prepaid expenses and other current assets	472,000	344,000

Total Current Assets	8,307,000	8,751,000
Property and equipment, net of accumulated depreciation of $19,748,000 and $21,948,000, respectively	2,871,000	1,334,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,342,000 and $2,494,000, respectively	1,409,000	2,274,000
Other assets	362,000	210,000

Total Assets	$12,949,000	$12,569,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$534,000	$548,000
Accrued expenses	612,000	517,000
Other current liabilities	—	31,000

Total Current Liabilities	1,146,000	1,096,000
Other long term liabilities	628,000	577,000

Total Liabilities	1,774,000	1,673,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 564,642 and 611,523 issued and outstanding, respectively	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 33,362,281 and 27,217,408 shares issued and outstanding, respectively	33,000	28,000
Capital in excess of par value	262,157,000	248,500,000
Accumulated deficit	(251,016,000)	(237,633,000)

Total Stockholders’ Equity	11,175,000	10,896,000

Total Liabilities and Stockholders’ Equity	$12,949,000	$12,569,000

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending December 31,
	2011	2010	2009
Net revenues:
Net commercial product revenues	$3,416,000	$6,548,000	$7,239,000
Government and other contract revenues	83,000	1,999,000	3,577,000

Total net revenues	3,499,000	8,547,000	10,816,000

Costs and expenses:
Cost of commercial product revenues	5,434,000	7,732,000	9,102,000
Cost of government and other contract revenues	79,000	1,180,000	2,552,000
Research and development	5,325,000	5,067,000	4,399,000
Selling, general and administrative	6,322,000	6,684,000	6,925,000

Total costs and expenses	17,160,000	20,663,000	22,978,000

Loss from operations	(13,661,000)	(12,116,000)	(12,162,000)
Other Income and Expense
Impairment of asset for, and noncontrolling interest in joint venture	—	—	(638,000)
Adjustments to fair value of derivatives	—	171,000	(171,000)
Interest income	22,000	6,000	24,000
Other income	269,000	—	—
Interest expense	(13,000)	(29,000)	(32,000)

Net loss	$(13,383,000)	$(11,968,000)	$(12,979,000)

Basic and diluted net loss per common share	$(0.42)	$(0.51)	$(0.65)

Basic and diluted weighted average number of common shares outstanding	31,824,918	23,344,461	19,842,687

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	611,523	$1,000	17,869,030	$18,000	$230,219,000	$(212,686,000)	$17,552,000
Issuance of common stock (net of costs)			3,752,005	4,000	10,452,000		10,456,000
Stock-based compensation			890,998	1,000	1,211,000		1,212,000
Net loss						(12,979,000)	(12,979,000)

Balance at December 31, 2009	611,523	1,000	22,512,033	23,000	241,882,000	(225,665,000)	16,241,000
Issuance of common stock (net of costs)			4,600,000	5,000	6,032,000		6,037,000
Repurchase of common stock to satisfy withholding obligations			(181,982)		(573,000)		(573,000)
Stock-based compensation			287,357		1,159,000		1,159,000
Net loss						(11,968,000)	(11,968,000)

Balance at December 31, 2010	611,523	1,000	27,217,408	28,000	248,500,000	(237,633,000)	10,896,000
Issuance of common stock (net of costs)			5,443,000	5,000	12,397,000		12,402,000
Conversion of preferred stock to common stock	(46,881)		468,810
Repurchase of common stock to satisfy withholding obligations			(179,636)		(303,000)		(303,000)
Stock-based compensation			412,699		1,563,000		1,563,000
Net loss						(13,383,000)	(13,383,000)

Balance at December 31, 2011	564,642	$1,000	33,362,281	$33,000	$262,157,000	$(251,016,000)	$11,175,000

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,383,000)	$(11,968,000)	$(12,979,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	805,000	976,000	1,462,000
Stock-based compensation expense	1,563,000	1,159,000	1,212,000
Provision for excess and obsolete inventories	717,000	360,000	282,000
Noncontrolling interest in joint venture	—	—	117,000
Fair value of derivatives	—	(171,000)	171,000
Asset impairment	—	—	521,000
Write off of intangibles	844,000	—	—
Gain on disposal of property and equipment	(269,000)	—	—
Changes in assets and liabilities:
Accounts receivable	46,000	354,000	(107,000)
Inventories	(96,000)	54,000	2,352,000
Prepaid expenses and other current assets	(127,000)	101,000	(147,000)
Patents and licenses	(66,000)	(215,000)	(240,000)
Other assets	(152,000)	5,000	14,000
Accounts payable, accrued expenses and other liabilities	100,000	(40,000)	(92,000)

Net cash used in operating activities	(10,018,000)	(9,385,000)	(7,434,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,254,000)	(375,000)	(226,000)
Net proceeds from sale of property and equipment	269,000	—	—

Net cash used in investing activities	(1,985,000)	(375,000)	(226,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(303,000)	(573,000)	—
Net proceeds from sale of common stock	12,402,000	6,037,000	10,456,000

Net cash provided by financing activities	12,099,000	5,464,000	10,456,000

Net increase (decrease) in cash and cash equivalents	96,000	(4,296,000)	2,796,000
Cash and cash equivalents at beginning of year	6,069,000	10,365,000	7,569,000

Cash and cash equivalents at end of year	$6,165,000	$6,069,000	$10,365,000

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We develop and produce high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise, providing interference elimination and network enhancement solutions to the commercial wireless industry. In addition, we are now leveraging our key enabling technologies, including radio frequency filtering, HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits. We maintain our headquarters in Santa Barbara, California, however in January 2012 we took possession of a facility in Austin, Texas and anticipate we will move our HTS wire processes and our corporate headquarters to Austin. We will continue to maintain a presence in Santa Barbara for our existing research and development, certain business operations and commercial wireless business.

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

Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been a significant source of revenues for us. For 2011, 2010 and 2009, government related contracts accounted for 2%, 23%, and 32%, respectively, of our net revenues.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $251.0 million. In 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million. In 2010, we had an accumulated deficit of $237.6 million, a net loss of $12.0 million and negative cash flows from operations of $ 9.4 million. These factors raise substantial doubt about our ability to continue as a going concern.

At December 31, 2011 we had $6.2 million in cash. Our cash resources will not be sufficient to fund our business for the next 12 months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we may need to raise funds to meet our working capital needs (See Note 13).

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

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2003 are closed. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

Indemnities

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

Research and Development Costs

Research and development costs are charged to operations as incurred and include salary, facility, depreciation and material expenses. Research and development costs incurred solely in connection with research and development contracts are charged to contract research and development expense. Other research and development costs are charged to other research and development expense. Additionally, in 2011, we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to research and development during 2011.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. In 2011 and 2010 there were disposals totaling $2,917,000 and $12,000, respectively, and gains of $269,000 and zero, respectively, from these disposals.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. Purchased technology acquired through the acquisition of Conductus, Inc. in 2002 was recorded at its estimated fair value and was amortized using the straight-line method over seven years ended in 2009.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during 2011 and determined there was no impairment.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the consolidated statements of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision.

No liabilities for uncertain tax position were recognized in 2011. No interest or penalties on uncertain tax positions have been charged to operations to date. We are not under examination by any taxing authorities. The federal statute of limitations for examination of us is open for 2008 and subsequent filings.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2011.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	2011	2010	2009
Cost of revenue	$18,000	$22,000	$32,000
Research and development	477,000	322,000	287,000
Selling, general and administrative	1,068,000	815,000	893,000

	$1,563,000	$1,159,000	$1,212,000

The impact to the consolidated statements of operations for 2011, 2010 and 2009 on basic and diluted earnings per share was $0.05, $0.05 and $0.06, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2011.

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and other current liabilities as of December 31, 2011 and December 31, 2010 approximate fair value.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. We currently derive net commercial product revenues primarily from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the consolidated statements of operations for all periods presented.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the continued and increased market acceptance for our products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2011, we had two customers that represented 79% and 14% of total net revenues and 34% of accounts receivable. In 2010, these two customers represented 58% and 12% of total net revenues and 31% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Note 3—Short Term Borrowings

We had a line of credit with a bank. The agreement was structured as a sale of accounts receivable and provided for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. We had not used this line of credit for several years and therefore allowed it to expire without renewal on July 11, 2011.

Note 4—Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2011, 2010 or 2009.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2011, 2010 and 2009 as follows:

	2011	2010	2009
Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2011	2010
Loss carryforwards	$36,190,000	$31,059,000
Capitalized research and development	370,000	736,000
Depreciation	2,251,000	2,429,000
Tax credits	425,000	282,000
Inventory	711,000	437,000
Acquired intellectual property	(90,000)	(90,000)
Other	301,000	247,000
Less: valuation allowance	(40,158,000)	(35,100,000)

	$—	$—

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $308.4 million and $181.5 million, respectively, which expire in the years 2012 through 2031. Of these amounts, $70.8 million and $16.5 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $94.4 million and $70.2 million, respectively, would be available for reduction of taxable income. Included in the net operating loss carryforwards are deductions related to stock options of approximately $24.1 million and $13.1 million for federal and California income tax purposes, respectively. To the extent net operating loss carryforwards are recognized for accounting purposes the resulting benefits related to the stock options will be credited to stockholders’ equity. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $273,000 and $230,000, respectively, which expire in the years 2029 through 2031.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets. The valuation allowance increased by $5.1 million in 2011. The valuation allowance decreased by $85.5 million in 2010 due to the revaluation of the deferred tax asset from loss carryforwards and tax credit carryforwards under the change in control provisions in the Internal Revenue Code. The valuation allowance had increased by $3.0 million in 2009.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, and June 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent four ownership changes, which occurred in February 1999, February 2001, December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $87.6 million and $70.8 million, respectively, which were incurred prior to the 2002 ownership changes, will be subject in future periods to annual limitations of $1.3 million and $700,000, respectively. With respect to years 2003 through 2008 our consolidated net operating loss carryforwards of $119.2 million will be subject to annual limitation of $3.8 million. Net operating losses incurred by us subsequent to the ownership changes totaled $30.8 million and are not subject to this limitation. An additional $3.8 million in losses were released from limitation during 2011 under Section 382. No changes of ownership occurred in 2011 for purposes of Section 382.

Note 5—Stockholders’ Equity

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. In September 2011, 46,881 of these preferred shares were converted into 468,810 shares of our common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

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

Equity Awards

At December 31, 2011, we had three equity award option plans, 1998 and 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

At December 31, 2011, 961,822 shares of common stock were available for future grants under the 2003 Equity Incentive Plan.

There were no stock option exercises in the last three years.

We granted stock options in 2011 and 2010. We did not grant stock options in 2009. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2011	2010	2009
Per share fair value at grant date	$1.34	$1.89	$—
Risk free interest rate	1.5%	1.84%	—
Expected volatility	111%	116%	—
Dividend yield	0%	0%	—
Expected life in years	4.0	4.0	—

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

At December 31, 2011, 961,822 shares of common stock were available for future grants and options covering 1,376,513 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,234,025	$22.18
Granted	—	—
Canceled	(89,149)	48.20
Exercised	—	—

Outstanding at December 31, 2009	1,144,876	20.16
Granted	225,498	2.47
Canceled	(287,008)	58.08
Exercised	—	—

Outstanding at December 31, 2010	1,083,366	6.43
Granted	633,932	1.80
Canceled	(340,785)	5.86
Exercised	—	—

Outstanding at December 31, 2011	1,376,513	$4.44

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2011:

		Weighted Average Remaining Contractual Life in Years		Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.43 – $1.58	429,364	9.05	$1.58	2,200	$1.52
1.61 – 2.62	189,802	8.23	2.39	66,154	2.41
2.77 – 4.03	260,900	4.40	3.47	170,900	3.79
4.90 – 5.12	302,323	5.97	5.12	302,323	5.12
5.20 – 74.50	194,124	2.85	13.04	194,124	13.04

	1,376,513	6.50	$4.44	735,701	$6.64

Our outstanding options expire on various dates through September 2021. The weighted-average contractual term of outstanding options was 6.50 years and the weighted-average contractual term of currently exercisable stock options was 5.2 years. At December 31, 2011, there were no outstanding options with an exercise price less than the current market value. The number of options exercisable and their weighted average exercise price at December 31, 2010 and 2009 totaled 830,552 and $7.57 and 970,703 and $22.96, respectively.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2010	720,723	$1.84
Granted	596,932	1.69
Vested	(491,611)	1.36
Forfeited	(184,231)	2.38

Balance nonvested at December 31, 2011	641,813	$1.92

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2011	2010	2009
Weight-average grant date fair value	$1.69	$2.66	$1.14
Fair value of restricted stock awards	$1,009,000	$911,000	$1,014,000
Fair value of restricted stock awards vested	$669,000	$539,000	$—

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the year ended December 31, 2011 we withheld 179,636 shares to satisfy $303,000 of employees’ tax obligations and for the year ended December 31, 2010 we withheld 181,982 shares to satisfy $573,000 of employees’ tax obligations.

The impact of all equity awards on the consolidated statements of operations for 2011 was an expense of $1.6 million and $0.05 on basic and diluted earnings per share. The 2010 and 2009 impact on net income was an expense of $1.2 million and $0.05 and $0.06 on basic and diluted earnings per share, respectively. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested option awards not yet recognized was $907,000 and the weighted-average period over which the cost is expected to be recognized is 1.5 years. The total compensation cost related to non-vested stock awards not yet recognized was $519,000, and the weighted-average period over which the cost is expected to be recognized is 9 months.

Warrants

We had no warrants outstanding at December 31, 2011 and no warrants were exercised during the last three years.

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

In a registered direct offering completed in February 2012 we raised proceeds of $6.5 million, net of offering costs of $577,000, from the sale of 6,711,219 shares of common stock and warrants to purchase up to 5,033,414 shares of common stock. The securities were sold in multiples of a fixed combination consisting of one share of common stock and a warrant to purchase up to 0.75 of a share of common stock, at a price of $1.05, for an aggregate offering price of $7.1 million. Each warrant will have an exercise price of $1.35 per share, for total potential additional proceeds to us of up to $6.8 million upon exercise of the warrants. The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

Note 6—Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made no contribution to the 401(k) plan in 2011, and we made contributions of $251,000 in 2010 and $241,000 in 2009.

Note 7—Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases in Santa Barbara, CA and, beginning in January 2012, Austin, TX that expire in November 2016 and March 2017, respectively. The leases contain minimum rent escalation clauses that require additional rental amounts after the first year. Rent expense for these leases with minimum annual rent escalation is recognized on a straight line basis over the minimum lease term. These leases also require us to pay utilities, insurance, taxes and other operating expenses and contain one five-year renewal option. We expect the January 1, 2012 partial sublease of our Santa Barbara facility will offset some of these expenses.

For 2011, 2010 and 2009, rent expense was $1,094,000, $1,065,000, and $1,126,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2011 to 2020. Royalty expenses totaled $137,000 in 2011, $183,000 in 2010, and $161,000 in 2009. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2012	$25,000	$1,513,000
2013	25,000	1,594,000
2014	30,000	1,644,000
2015	45,000	1,695,000
2016	45,000	1,621,000
Thereafter	90,000	67,000

Total payments	$260,000	$8,134,000

Note 8—Contractual Guarantees and Indemnities

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

Note 9—Legal Proceedings

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

Note 10—Earnings Per Share

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2011	2010	2009
Outstanding stock options	1,376,513	1,083,366	1,144,876
Unvested restricted stock awards	641,813	787,997	910,998
Outstanding warrants	—	10,000	618,237

Total	2,018,326	1,881,363	2,674,111

Also, the preferred stock convertible into 5,646,420, 6,115,230 and 6,115,230 shares of common stock at December 31, 2011, 2010 and 2009, respectively, was not included since their impact would be anti-dilutive.

Note 11—Severance Charges

In 2011, as part of our effort to reduce costs, we incurred $369,000 in severance related expense. Severance expense in 2011 included in cost of goods sold was $126,000 and severance expense included in operating expenses was $243,000. At December 31, 2011, $105,000 of these expenses were included in accrued expenses. In 2010, we reduced our workforce and incurred $211,000 in severance costs. Severance expense included in cost of goods was $22,000 and severance expense included in operating expenses was $189,000. There were no such costs in 2009.

Note 12—Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2011	December 31, 2010
Accounts receivable:
Accounts receivable-trade	$15,000	$36,000
U.S. government accounts receivable-billed	48,000	74,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$61,000	$108,000

	December 31, 2011	December 31, 2010
Inventories:
Raw materials	$1,169,000	$1,499,000
Work-in-process	338,000	511,000
Finished goods	1,887,000	1,316,000
Less: inventory reserves	(1,785,000)	(1,096,000)

	$1,609,000	$2,230,000

	December 31, 2011	December 31, 2010
Property and Equipment:
Equipment	$15,557,000	$16,092,000
Leasehold improvements	6,675,000	6,786,000
Furniture and fixtures	387,000	404,000

	22,619,000	23,282,000
Less: accumulated depreciation and amortization	(19,748,000)	(21,948,000)

	$2,871,000	$1,334,000

Depreciation expense amounted to $701,000, $871,000, and $1,134,000 in 2011, 2010 and 2009, respectively. In 2011 and 2010 we disposed of older, fully depreciated equipment with an acquisition value of $2,917,000 and $12,000 respectively. There were no disposals in 2009.

	December 31, 2011	December 31, 2010
Patents and Licenses:
Patents pending	$522,000	$1,110,000
Patents issued	1,523,000	1,382,000
Less accumulated amortization	(636,000)	(554,000)

Net patents issued	887,000	828,000

Licenses pending	—	7,000
Licenses	—	563,000
Less accumulated amortization	—	(234,000)

Net licenses Issued	—	329,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$1,409,000	$2,274,000

Amortization expense related to these items totaled $104,000, $105,000 and, 328,000 in 2011, 2010, and 2009, respectively. Amortization expenses related to these items are expected to total $106,000 in 2012 and $90,000 in 2013.

	December 31, 2011	December 31, 2010
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$68,000	$116,000
Compensated absences	272,000	246,000
Compensation related	20,000	27,000
Warranty reserve	225,000	289,000
Deferred rent	422,000	391,000
Other	233,000	56,000

Total	1,240,000	1,125,000
Less current portion	(612,000)	(548,000)

Long term portion	$628,000	$577,000

	2011	2010	2009
Warranty Reserve Activity:
Beginning balance	$289,000	$255,000	$261,000
Additions	26,000	78,000	17,000
Deductions	(90,000)	(44,000)	(23,000)

Ending balance	$225,000	$289,000	$255,000

Supplemental Cash Flow Information:

	2011	2010	2009
Cash paid for interest	$13,000	$29,000	$32,000

Note 13—Subsequent Events

In a registered direct offering completed in February 2012 we raised proceeds of $6.5 million, net of offering costs of $577,000, from the sale of 6,711,219 shares of common stock and warrants to purchase up to 5,033,414 shares of common stock. The securities were sold in multiples of a fixed combination consisting of one share of common stock and a warrant to purchase up to 0.75 of a share of Common Stock, at a price of $1.05, for an aggregate offering price of $7.1 million. Each warrant will have an exercise price of $1.35 per share, for total potential additional proceeds to us of up to $6.8 million upon exercise of the warrants. The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

In January 2012 we took possession of our Advanced Manufacturing Center of Excellence (AMCE) facility at 9101 Wall Street, Austin, Texas. We are preparing the building for the installation of HTS wire manufacturing equipment in early 2012. This facility positions us to meet the growing expectations of our prospective HTS wire customers by significantly increasing our production capacity. The facility will incorporate our HTS wire processes and our corporate headquarters. We will continue to maintain a presence in Santa Barbara, CA for our existing research and development, certain business operations and commercial wireless business. Also, effective January 1, 2012, we subleased a significant portion of our Santa Barbara facility in an effort to streamline our wireless product manufacturing and begin the relocation of our corporate offices to Austin.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net revenues (1)	$1,620,000	$1,116,000	$479,000	$284,000
Loss from operations (2)	3,708,000	3,204,000	3,346,000	3,403,000
Net loss	3,713,000	3,209,000	3,329,000	3,132,000
Basic and diluted loss per common share	$(0.12)	$(0.10)	$(0.10)	$(0.10)
Weighted average number of shares outstanding	30,219,318	32,184,816	32,224,901	32,688,282

2010
Net revenues (1)	$3,415,000	$2,369,000	$1,974,000	$789,000
Loss from operations (2)	2,538,000	3,248,000	3,351,000	2,979,000
Net loss	2,502,000	3,127,000	3,354,000	2,985,000
Basic and diluted loss per common share	$(0.11)	$(0.14)	$(0.14)	$(0.11)
Weighted average number of shares outstanding	21,808,816	21,870,717	23,335,955	26,430,011

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.
(2)	Includes increased reserve for inventory obsolescence of $0, $0, $63,000 and $654,000, respectively, in the 2011 quarters and $90,000, $90,000, $90,000 and $90,000, respectively, in the 2010 quarters.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II—Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2011
Allowance for Uncollectible Accounts	$2,000	$—	$—	$—	$2,000
Reserve for Inventory Obsolescence	1,096,000	717,000	—	(28,000)	1,785,000
Reserve for Warranty	289,000	26,000	—	(90,000)	225,000
Deferred Tax Asset Valuation Allowance	35,100,000	5,058,000	—	—	40,158,000

2010
Allowance for Uncollectible Accounts	11,000	—	—	(9,000)	2,000
Reserve for Inventory Obsolescence	828,000	413,000	—	(145,000)	1,096,000
Reserve for Warranty	255,000	78,000	—	(44,000)	289,000
Deferred Tax Asset Valuation Allowance (1)	120,609,000	(85,509,000)	—	—	35,100,000

2009
Allowance for Uncollectible Accounts	75,000	—	—	(64,000)	11,000
Reserve for Inventory Obsolescence	861,000	611,000	—	(644,000)	828,000
Reserve for Warranty	261,000	43,000	—	(49,000)	255,000
Deferred Tax Asset Valuation Allowance	$117,658,000	$2,951,000	$—	$—	$120,609,000

(1)	The deferred tax asset valuation allowance decreased by $85.5 million in 2010 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY A. QUIRAM Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/s/ WILLIAM J. BUCHANAN William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/s/ DAVID W. VELLEQUETTE David W. Vellequette	Director	March 30, 2012

/s/ LYNN J. DAVIS Lynn J. Davis	Director	March 30, 2012

/s/ DENNIS J. HOROWITZ Dennis J. Horowitz	Director	March 30, 2012

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman of the Board	March 30, 2012

/s/ JOHN D. LOCKTON John D. Lockton	Director	March 30, 2012