Form 10-Q
period 2012-03-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2012-05-09
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or     No  ☒

We had 40,268,376 shares of our common stock outstanding as of the close of business on May 1, 2012.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 31, 2012

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

We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on our beliefs and assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2011.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net revenues:
Commercial product revenues	$344,000	$1,603,000
Government and other contract revenues	55,000	17,000

Total net revenues	399,000	1,620,000

Costs and expenses:
Cost of commercial product revenues	844,000	1,669,000
Cost of government and other contract revenue	52,000	15,000
Research and development	1,161,000	1,988,000
Selling, general and administrative	1,348,000	1,656,000

Total costs and expenses	3,405,000	5,328,000

Loss from operations	(3,006,000)	(3,708,000)
Other Income and Expense
Other income	16,000	—
Interest income	2,000	2,000
Interest expense	—	(7,000)

Net loss	$(2,988,000)	$(3,713,000)

Basic and diluted loss per common share	$(0.08)	$(0.12)

Weighted average number of common shares outstanding	35,577,732	30,219,318

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$9,530,000	$6,165,000
Accounts receivable, net	181,000	61,000
Inventory, net	1,356,000	1,609,000
Prepaid expenses and other current assets	388,000	472,000

Total Current Assets	11,455,000	8,307,000

Property and equipment, net of accumulated depreciation of $19,442,000 and $19,748,000, respectively	4,697,000	2,871,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,362,000 and $2,342,000, respectively	1,393,000	1,409,000
Other assets	361,000	362,000

Total Assets	$17,906,000	$12,949,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,599,000	$534,000
Accrued expenses	713,000	612,000

Total Current Liabilities	2,312,000	1,146,000
Other long term liabilities	593,000	628,000

Total Liabilities	2,905,000	1,774,000

Commitments and contingencies-Notes 6 and 7
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 564,642 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 40,268,376 and 33,362,281 shares issued and outstanding, respectively	40,000	33,000
Capital in excess of par value	268,964,000	262,157,000
Accumulated deficit	(254,004,000)	(251,016,000)

Total Stockholders’ Equity	15,001,000	11,175,000

Total Liabilities and Stockholders’ Equity	$17,906,000	$12,949,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2011 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,988,000)	$(3,713,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	66,000	211,000
Stock-based compensation expense	321,000	395,000
Write-off of intangibles	—	770,000
Provision for excess and obsolete inventories	92,000	—
Gain on disposal of property and equipment	(15,000)	—
Changes in assets and liabilities:
Accounts receivable	(119,000)	(471,000)
Inventories	161,000	277,000
Prepaid expenses and other current assets	37,000	120,000
Patents and licenses	30,000	(42,000)
Other assets	2,000	2,000
Accounts payable, accrued expenses and other current liabilities	237,000	405,000

Net cash used in operating activities	(2,176,000)	(2,046,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(966,000)	(35,000)
Net proceeds from the sale of property and equipment	15,000	—

Net cash used in investing activities	(951,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(129,000)	(278,000)
Net proceeds from the sale of common stock	6,621,000	12,402,000

Net cash provided by financing activities	6,492,000	12,124,000

Net increase in cash and cash equivalents	3,365,000	10,043,000
Cash and cash equivalents at beginning of period	6,165,000	6,069,000

Cash and cash equivalents at end of period	$9,530,000	$16,112,000

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

For the three months ended March 31, 2012 and April 2, 2011, commercial product revenues accounted for 86% and 99%, respectively, of our net revenues.

Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the U.S. government. For the three months ended March 31, 2012 and April 2, 2011, government and other contract revenues accounted for 14% and 1%, respectively, of our net revenues.

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2011, The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for all of 2012.

2. Summary of Significant Accounting Policies

Basis of Presentation

For the three months ended March 31, 2012, we incurred a net loss of $3.0 million and negative cash flows from operations of $2.2 million. For all of 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million.

At March 31, 2012, we had $9.5 million in cash and cash equivalents. Our current cash resources will not be sufficient to fund our business for the next 12 months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and include salary, facility, depreciation and material expenses. Research and development costs are charged to research and development expense. Research and development costs incurred solely in connection with research and development contracts are charged to government and other contract expense. Additionally, in 2011, we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to research and development during the first quarter of 2011. There were no such charges in the first quarter of 2012.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first quarter of 2012, there were disposals totaling $344,000 and gains of $15,000 from these disposals. In 2011, there were disposals totaling $2.9 million and gains of $269,000 from these disposals.

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

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Long-lived assets that will continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value. We tested our long lived assets for recoverability during 2011 and did not believe that there was any impairment.

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

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2011. We incurred no expenses in the quarter ended March 31, 2012 or in the full year 2011 as a result of this joint venture.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 31, 2012 and April 2, 2011.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended March 31, 2012 and April 2, 2011, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended
	March 31, 2012	April 2, 2011
Expected life in years	4.0	4.0
Risk free interest rate	0.6%	1.52%
Expected volatility	100%	111%
Dividend yield	0%	0%

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	March 31, 2012	April 2, 2011
Cost of Revenue	$5,000	$4,000
Research and development	101,000	114,000
Selling, general and administrative	215,000	277,000

Total stock-based compensation expense	$321,000	$395,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets and other current liabilities as of March 31, 2012 approximate fair value.

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

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance or our “2G” HTS products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At March 31, 2012, we had two customers that represented 60% and 18% of total net revenues and 63% of accounts receivable. In 2011, these two customers represented 79% and 14% of total net revenues and 34% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

4. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended March 31, 2012:

	Convertible				Capital in Excess of Par Value	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	564,642	$1,000	33,362,281	$33,000	$262,157,000	$(251,016,000)	$11,175,000
Issuance of common stock, net			6,808,591	7,000	6,615,000		6,622,000
Repurchase of common stock to satisfy tax withholding obligations			(89,996)	—	(129,000)		(129,000)
Issuance of awards and stock based compensation			187,500	—	321,000		321,000
Net loss						(2,988,000)	(2,988,000)

Balance at March 31, 2012	564,642	$1,000	40,268,376	$40,000	$268,964,000	$(254,004,000)	$15,001,000

Equity Offering

In a registered direct offering completed in February 2012 we raised proceeds of $6.5 million, net of offering costs of $577,000, from the sale of 6,711,219 shares of common stock and warrants to purchase up to 5,033,414 shares of common stock. The securities were sold in multiples of a fixed combination consisting of one share of common stock and a warrant to purchase up to 0.75 of a share of common stock, at a price of $1.05, for an aggregate offering price of $7.1 million. Each warrant has an exercise price of $1.35 per share, for total potential additional proceeds to us of up to $6.8 million upon exercise of the warrants. The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

Prior to the February direct offering and commensurate with a previously announced plan, on various dates in January and February 2012, we raised $151,000, net of commission costs of $5,000, from at-the-market sales to or through Citadel Securities of 97,372 shares of our common stock at an average price of $1.60 per share.

Stock Options

At March 31, 2012, we had two equity award option plans, the 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”), although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 31, 2012 or during the three months ended April 2, 2011.

The impact to the condensed consolidated statements of operations for the quarter ended March 31, 2012 on net loss was $154,000 and less than $0.01 on basic and diluted loss per common share and for the quarter ended April 2, 2011 the impact was $171,000 and $0.01 on basic and diluted loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $926,000 and the weighted-average period over which the cost is expected to be recognized was 1.6 years at March 31, 2012.

The following is a summary of stock option transactions under our stock option plans at March 31, 2012:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2011	1,376,513	$1.43 -$ 74.50	$4.44	735,701	$6.64
Granted	192,500	.82 - 1.46	1.44
Exercised	—	—	—
Canceled	(36,256)	1.75 - 66.40	8.77

Balance at March 31, 2012	1,532,757	$.82 - $74.50	$3.96	950,113	$5.27

The outstanding options expire on various dates through the end of March 2022. The weighted-average contractual term of options outstanding is 7.2 years and the weighted-average contractual term of stock options currently exercisable is 6.0 years. The exercise prices for these options range from $0.82 to $74.50 per share, for an aggregate exercise price of approximately $6.1 million. At March 31, 2012, no outstanding options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2011	641,813	$1.92
Granted	187,500	1.46
Vested	(213,586)	1.58
Forfeited	—	—

Balance nonvested at March 31, 2012	615,727	$1.90

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three months ended March 31, 2012 and April 2, 2011, we withheld 89,996 shares and 170,653 shares, respectively, to satisfy $129,000 and $278,000, respectively, of employees’ tax obligations.

The impact to the condensed consolidated statements of operations for the three months ended March 31, 2012 was $168,000 and less than $0.01 on basic and diluted loss per common share and for the quarter ended April 2, 2011 the impact was $224,000 and $0.01 on basic and diluted loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $598,000 and the weighted-average period over which the cost is expected to be recognized was 9 months.

Warrants

The following is a summary of outstanding warrants at March 31, 2012:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
Warrants related to February 2012 financing	5,033,414	0	$1.35	February 22, 2017	*

*	The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

We have determined that these 5,033,414 warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

5. Earnings Per Share

Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	March 31, 2012	April 2, 2011
Outstanding stock options	1,532,757	1,700,028
Unvested restricted stock awards	615,727	864,043
Outstanding warrants	5,033,414	10,000

Total	7,181,898	2,574,071

Also, the preferred stock convertible into 5,646,420 shares of common stock was not included since its impact would be anti-dilutive.

6. Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases that expire in November 2016 and April 2017. The leases contain escalation clauses for increases in annual renewal options and require us to pay utilities, insurance, taxes and other operating expenses. Commencing January 1, 2012 and expiring in November 2016 we sublet 26,000 square feet of our Santa Barbara facility and leased 35,000 square foot facility in Austin, Texas that expires in April 2017.

For the three months ended March 31, 2012 and April 2, 2011, rent expense was $309,000 and $277,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2012 to 2020. For the three months ended March 31, 2012 and April 2, 2011, royalty expense totaled $6,000 and $43,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2012	$25,000	$1,185,000
2013	25,000	1,594,000
2014	30,000	1,644,000
2015	45,000	1,695,000
2016	45,000	1,621,000
Thereafter	90,000	67,000

Total payments	$260,000	$7,806,000

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

8. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	March 31, 2012	December 31, 2011
Accounts receivable:
Accounts receivable-trade	$95,000	$15,000
U.S. government accounts receivable-billed	88,000	48,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$181,000	$61,000

	March 31, 2012	December 31, 2011
Inventories:
Raw materials	$1,197,000	$1,169,000
Work-in-process	336,000	338,000
Finished goods	1,658,000	1,887,000
Less inventory reserve	(1,835,000)	(1,785,000)

	$1,356,000	$1,609,000

	March 31, 2012	December 31, 2011
Property and Equipment:
Equipment	$17,077,000	$15,557,000
Leasehold improvements	6,675,000	6,675,000
Furniture and fixtures	387,000	387,000

	24,139,000	22,619,000
Less: accumulated depreciation and amortization	(19,442,000)	(19,748,000)

	$4,697,000	$2,871,000

Depreciation expense amounted to $34,000 and $182,000 for the three month periods ended March 31, 2012 and April 2, 2011, respectively.

	March 31, 2012	December 31, 2011
Patents and Licenses:
Patents pending	$580,000	$522,000

Patents issued	1,468,000	1,523,000
Less accumulated amortization	(655,000)	(636,000)

Net patents issued	813,000	887,000

Purchase technology	1,706,000	1,706,000
Less accumulated Amortization	(1,706,000)	(1,706,000)

Net purchase technology	—	—

	$1,393,000	$1,409,000

Amortization expense related to these items totaled $30,000 and $29,000, for the three month periods ended March 31, 2012 and April 2, 2011, respectively. Amortization expenses are expected to total $66,000 for the remainder of 2012 and $89,000 in of 2013 and $86,000 for 2014.

	March 31, 2012	December 31, 2011
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$132,000	$68,000
Compensated Absences	278,000	272,000
Compensation related	82,000	20,000
Warranty reserve	177,000	225,000
Deferred rent	466,000	422,000
Other	171,000	233,000

	1,306,000	1,240,000
Less current portion	(713,000)	(612,000)

Long term portion	$593,000	$628,000

	For the three months ended,
	March 31, 2012	April 2, 2011
Warranty Reserve Activity:
Beginning balance	$225,000	$289,000
Additions	5,000	13,000
Deductions	(53,000)	(3,000)

Ending balance	$177,000	$299,000

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

•

Superconducting Power Applications. We are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. We have identified several large initial target markets for our 2G HTS wire including energy (wind turbines, smart grid) and industrial (motors, generators) applications. To accelerate development and manufacturing processes for our 2G HTS wire, we are partnering with HTS industry leaders and the United States National Labs. In July 2011, we renewed our three year Cooperative Research and Development Agreement with Los Alamos National Laboratory. These technological interchanges will help us meet the technical challenges and performance metrics for both high performance and cost effective 2G HTS wire.

•

RF Filters. Our RF filter structures resemble a circuit on a semiconductor using a circuit that is etched into HTS materials that are deposited on a wafer. Our unique and innovative circuits allow us to utilize the characteristics of the HTS materials for this application, and we have developed unique tuning methods that allow us to produce a frequency specific filter. We are also leveraging our unique technology to design advanced reconfigurable filters, which have the potential to drastically reduce the size and cost of mobile devices.

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

Our Strategic Initiatives

In addition to our ongoing sale of products for wireless applications described above, we have created several unique capabilities and an HTS manufacturing system related to a new HTS wire platform, RF filters and cryocoolers that we are seeking to commercially deploy by leveraging our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise.

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

Superconducting High Power Transmission Cable:

Superconducting high power transmission and distribution cable transmit 5 to 10 times the electrical current of traditional copper or aluminum cables with significantly improved efficiency. HTS power cable systems consist of the cable, which is comprised of hundreds of strands of HTS wire wrapped around a copper core, and the cryogenic cooling system to maintain proper operating conditions. HTS superconducting cables offer solutions for utilities facing challenges that include: substation footprint availability, lack of available rights of way, and high load connections between substations. HTS power cables are particularly suited to high load areas such as the dense urban business districts of large cities, where purchases of easements and construction costs for traditional low capacity cables may be cost prohibitive.

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

Superconducting Rotating Machines — Motors and Generators:

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

In February 2012 our newly formed subsidiary, Resonant Inc., entered into an agreement to develop its innovative Reconfigurable Resonance™ (RcR) technology in the rapidly growing mobile communications products industry. Resonant will require financing in order to commence active development, and STI is currently exploring financing options. While there is no assurance as to whether Resonant will obtain the necessary financing.

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

Results of Operations

Quarter Ended March 31, 2012 compared to the Quarter Ended April 2, 2011

Net revenues decreased by $1.2 million, or 75%, to $0.4 million in the first quarter of 2012 from $1.6 million in the first quarter of 2011. Net revenues consist primarily of commercial product revenues and government contract revenues.

Net commercial product revenues decreased by $1.3 million, or 79%, to $0.3 million in the first quarter of 2012 from $1.6 million in the first quarter of 2011. The decrease is the result of lower sales volume for all of our products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has impacted and we believe will continue to impact our commercial revenue. Sales prices for our products were essentially unchanged. Our three largest customers accounted for 98% and 99%, respectively, of our total net commercial product revenues in the first quarter of both 2012 and 2011. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.

Government contract and other revenues increased by $38,000 from $17,000 in the first quarter of 2011 to $55,000 in the first quarter of 2012. This increase is attributable to the addition of a minor contract in 2012 and our current use of our relatively fixed engineering resources for research and development.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $844,000 in the first quarter of 2012 compared to $1,669,000 for the first quarter of 2012, a decrease of $825,000 or 49%. The lower costs resulted principally from lower production as a result of lower sales. We had additional expense provisions for obsolete inventories of $92,000 and $90,000, respectively, in the first quarter of 2012 and 2011.

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

The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	March 31, 2012		April 2, 2011
	(Dollars in thousands)
Net commercial product sales	$344	100.0%	$1,603	100.0%
Total cost of commercial product sales	844	245.3%	1,669	104.1%

Gross loss	$(500)	(145.3%)	$(66)	(4.1%)

We had a gross loss of $500,000 in the first quarter of 2012 from the sale of our commercial products compared to a gross loss of $66,000 in the first quarter of 2011. We experienced a gross loss in the first quarter of 2012, and to a lesser extent in 2011, because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the first quarter of 2012 and 2011 was not impacted by the sale of previously written-off inventory.

Cost of government and other contract revenues totaled $52,000 in the first quarter of 2012 compared to $15,000 in the first quarter of 2011. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. As a percentage of government and other contract revenues, these costs were 95% and 88%, respectively, in the first quarter of 2012 and 2011.

Research and development expenses relate principally to development of new products, including our wireless commercial products, HTS wire products and our other products. Total expenses totaled $1.2 million in the first quarter of 2012 compared to $2.0 million in the same quarter of 2011. In April 2011 we decided to use certain of our own technologies and as a result we voluntarily terminated a patent license we had with a third party along with certain other intangible assets. As a result, capitalized cost of $0.8 million was expensed during the first quarter of 2011.

Excluding the 2011 capitalized patent license expense, our research and development expenses are relatively unchanged from 2011 to 2012, while we have redirected our efforts. We have expanded our HTS wire research and development expense and reduced our expense to both expand our wireless product line and improve the manufacturability of our wireless products.

Selling, general and administrative expenses totaled $1.3 million in the first quarter of 2012, compared to $1.7 million in the first quarter of 2011. The reduction was primarily from lower sales expenses.

Interest income was $2,000 in both the first quarter of 2012 and the first quarter 2011.

There was no interest expense in the first quarter of 2012. Interest expense of $7,000 for the first quarter of 2011 was the result of our line of credit with a bank.

We had a net loss of $3.0 million for the quarter ended March 31, 2012, compared to a net loss of $3.7 million in the first quarter of 2011.

The net loss available to common stockholders totaled $0.08 per common share in the first quarter of 2012, compared to a net loss of $0.12 per common share in the first quarter of 2011.

Liquidity and Capital Resources

Cash Flow Analysis

As of March 31, 2012, we had working capital of $9.1 million, including $9.5 million in cash and cash equivalents, compared to working capital of $7.2 million at December 31, 2011, which included $6.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $3.3 million from $6.2 million at December 31, 2011 to $9.5 million at March 31, 2012. Cash was provided by financing activities offset principally by uses in operations and for purchase property and equipment.

Cash used in operations totaled $2.2 million in the first quarter of 2012. We used $2.5 million to fund the cash portion of our net loss. We also used cash to fund a $0.1 million increase in accounts receivable, offset by cash provided by a $0.4 million decrease in inventory, prepaid expenses and other assets, patents and licenses, as well as an increase in accounts payable and accrued expenses.

Net cash used in investing activities totaled $951,000 in the first quarter of 2012. Purchases of equipment for our HTS wire initiative were $966,000 and $15,000 was provided by equipment sales. In the first quarter of 2011 there were no equipment sales and only $35,000 was used to purchase property and equipment.

We used $129,000 and $278,000, respectively, in financing activities in the first quarter of 2012 and 2011 to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Net cash provided by financing activities in the first quarter of 2012 totaled $6.6 million, net of $582,000 in expenses. The financing was from two activities: the registered direct sale of 6,711,219 shares of common stock at $1.05 per share in February 2012 and at-the-market sales to or through Citadel Securities of 97,372 shares of common stock at an average price of $1.60 per share in January and early February 2012. During the quarter we also used $129,000 to repurchase common shares from our employees to satisfy withholding taxes due upon the vesting of their restricted stock awards.

Contractual Obligations and Commercial Commitments

We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2011.

Capital Expenditures

We plan to invest approximately $3.0 million in fixed assets during the remainder of 2012. This $3.0 million and the $1.0 million already spent in the first quarter of 2012 are for the purchase of equipment and facilities improvements for our HTS wire initiative. There have been no fixed asset expenditures in the first quarter, and we do not plan any additional fixed asset expenditures in 2012 for our existing wireless business.

Future Liquidity

For the quarter ended March 31, 2012, we incurred a net loss of $3.0 million and had negative cash flows from operations of $2.2 million. In the full 2011 year, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million. Our independent registered public accounting firm has included in its audit reports for 2011 and 2010 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At March 31, 2012, we had $9.5 million in cash and cash equivalents. We believe our current cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce HTS wire. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Net Operating Loss Carryforward

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $308.4 million and $181.5 million, respectively, which expire in the years 2012 through 2031. However, during 2011 we concluded that under the Internal Revenue Code change of control limitations, a maximum of $94.4 million and $70.2 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.

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

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2011. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $152,000 at March 31, 2012, compared to $13,000 at December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at March 31, 2012 compared with our market risk exposure on December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for 2011.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2011 filed with the Securities and Exchange Commission on March 30, 2012. We are not aware of any material changes to those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our stock in the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
January 1-28, 2012	89,996	(1)	$1.43
January 29-February 25, 2012	—		—
February 26-March 31, 2012	—		—

Total	89,996		$1.43

(1)	Shares surrendered to us by employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards. These repurchases were not made pursuant to publicly announced plans or programs.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 9, 2012	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer