Form 10-Q
period 2012-06-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2012-08-14
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

We had 40,243,048 shares of our common stock outstanding as of the close of business on August 7, 2012.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 30, 2012

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net revenues:
Net commercial product revenues	$529,000	$1,101,000	$873,000	$2,704,000
Government and other contract revenues	67,000	15,000	122,000	32,000

Total net revenues	596,000	1,116,000	995,000	2,736,000

Costs and expenses:
Cost of commercial product revenues	1,078,000	1,265,000	1,922,000	2,934,000
Cost of government and other contract revenue	43,000	15,000	95,000	30,000
Research and development	1,314,000	1,361,000	2,475,000	3,349,000
Selling, general and administrative	1,604,000	1,679,000	2,952,000	3,335,000

Total costs and expenses	4,039,000	4,320,000	7,444,000	9,648,000

Loss from operations	(3,443,000)	(3,204,000)	(6,449,000)	(6,912,000)

Other Income and Expense:
Other income	21,000	—	37,000	—
Interest income	3,000	2,000	5,000	4,000
Interest expense	—	(7,000)	—	(14,000)

Net loss	$(3,419,000)	$(3,209,000)	$(6,407,000)	$(6,922,000)

Basic and diluted loss per common share	$(0.09)	$(0.10)	$(0.17)	$(0.22)

Weighted average number of common shares outstanding	39,904,601	32,184,816	37,741,166	31,196,697

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$5,370,000	$6,165,000
Accounts receivable, net	284,000	61,000
Inventory, net	1,152,000	1,609,000
Prepaid expenses and other current assets	560,000	472,000

Total Current Assets	7,366,000	8,307,000

Property and equipment, net of accumulated depreciation of $19,301,000 and $19,748,000, respectively	5,135,000	2,871,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,390,000 and $2,342,000, respectively	1,380,000	1,409,000
Other assets	357,000	362,000

Total Assets	$14,238,000	$12,949,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,185,000	$534,000
Accrued expenses	561,000	612,000

Total Current Liabilities	1,746,000	1,146,000
Other long term liabilities	628,000	628,000

Total Liabilities	2,374,000	1,774,000

Commitments and contingencies-Notes 6 and 7

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 564,642 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 40,335,085 and 33,362,281 shares issued and outstanding, respectively	40,000	33,000
Capital in excess of par value	269,246,000	262,157,000
Accumulated deficit	(257,423,000)	(251,016,000)

Total Stockholders’ Equity	11,864,000	11,175,000

Total Liabilities and Stockholders’ Equity	$14,238,000	$12,949,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2011 balances were derived from audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,407,000)	$(6,922,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	130,000	410,000
Stock-based compensation expense	559,000	818,000
Write-off of intangibles	87,000	770,000
Provision for excess and obsolete inventories	182,000	—
Gain on disposal of property and equipment	(37,000)	—
Changes in assets and liabilities:
Accounts receivable	(222,000)	(1,000)
Inventories	276,000	(73,000)
Prepaid expenses and other current assets	(89,000)	44,000
Patents and licenses	(115,000)	(46,000)
Other assets	5,000	3,000
Accounts payable, accrued expenses and other current liabilities	175,000	191,000

Net cash used in operating activities	(5,456,000)	(4,806,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,863,000)	(647,000)
Net proceeds from sale of property and equipment	37,000	—

Net cash used in investing activities	(1,826,000)	(647,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(134,000)	(303,000)
Net proceeds from the sale of common stock	6,621,000	12,402,000

Net cash provided by financing activities	6,487,000	12,099,000

Net increase (decrease) in cash and cash equivalents	(795,000)	6,646,000
Cash and cash equivalents at beginning of period	6,165,000	6,069,000

Cash and cash equivalents at end of period	$5,370,000	$12,715,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct various signals or energy (e.g., electrical current or radio frequency (“RF”) signals) with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance which causes power loss and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation, and decreasing electrical noise.

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

Our initial product was completed in 1998, and we began delivery to a number of wireless network providers. In the following 14 years, we continued to refine and improve the platform, with the primary focus on improving reliability, increasing performance and runtime, and, most importantly, removing cost from the manufacturing process of the required subsystems. Our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

In the last several years, we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of high performance second generation “2G” HTS wire for next generation power applications. While all our current commercial product revenues come from the sale of high performance wireless infrastructure products, we now see production of our Conductus® HTS wire as an excellent strategic opportunity to grow our future revenue.

For the six months ended June 30, 2012 and July 2, 2011, commercial product revenues accounted for 88% and 99% of our net revenues, respectively.

Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the U.S. government. For the six months ended June 30, 2012 and July 2, 2011, government and other contract revenues accounted for 12% and 1%, respectively, of our net revenues.

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for all of 2012.

2. Summary of Significant Accounting Policies

Basis of Presentation

For the six months ended June 30, 2012, we incurred a net loss of $6.4 million and negative cash flows from operations of $5.5 million. For the full year 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million.

At June 30, 2012, we had $5.4 million in cash and cash equivalents. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company.

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

Accounts Receivable

We sell predominantly to entities in the wireless communications industry and to entities of the U.S. government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and include salary, facility, depreciation and material expenses. Research and development costs incurred solely in connection with research and development contracts are charged to government and other contract expense. Additionally, in 2011, we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, a capitalized cost of $0.8 million was charged to research and development during the first quarter of 2011. There were no such charges in the three and six months ended June 30, 2012.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. In the three and six months ended June 30, 2012, there were disposals totaling $180,000 and $520,000, respectively, and gains of $22,000 and $37,000, respectively, from these disposals. In the three and six months ended July 2, 2011, there were disposals totaling zero and $152,000, respectively.

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

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2011. We incurred no expenses in the six months ended June 30, 2012 or in the full year 2011 as a result of this joint venture.

In July 2012 we announced we were contributing 14 patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six months ended June 30, 2012 and July 2, 2011.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Outstanding stock options and unvested restricted stock awards are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended June 30, 2012 and July 2, 2011, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Expected life in years	4.0	—	4.0	4.0
Risk free interest rate	0.5%	—	0.6%	1.52%
Expected volatility	99%	—	100%	111%
Dividend yield	0%	—	0%	0%

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Cost of revenue	$3,000	$4,000	$8,000	$8,000
Research and development	77,000	130,000	178,000	244,000
Selling, general and administrative	158,000	289,000	373,000	566,000

Total stock-based compensation expense	$238,000	$423,000	$559,000	$818,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, and other current liabilities as of June 30, 2012 approximate fair value.

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

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At June 30, 2012, we had two customers that represented 40% and 39% of total net revenues and 76% of accounts receivable. In 2011, these two customers represented 79% and 14% of total net revenues and 34% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Consulting Agreements with Former Directors

On May 4, 2012, director John Lockton resigned from our Board of Directors, and on May 5, 2012 we entered into an exclusive consulting agreement with Mr. Lockton whereby he will provide our Board of Directors consulting services for a term commencing upon his resignation and ending March 31, 2013.

On May 6, 2012, we also entered into an exclusive consulting agreement with director Dennis Horowitz, who retired as a director upon conclusion of his term as a director at our May 22, 2012 annual stockholders’ meeting, whereby Mr. Horowitz will provide the our Board of Directors consulting services for a term commencing on May 22, 2012 and ending March 31, 2013.

Each of Mr. Lockton’s and Mr. Horowitz’s consulting agreements provides for total compensation of $35,000 and 10,000 shares of restricted common stock subject to vesting during the term. Consistent with past practice, effective as of their respective dates of termination of board service, we also extended the exercise period of options held by such director to the term of the options and accelerated the vesting of previously granted restricted stock.

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the six months ended June 30, 2012:

	Convertible				Capital in Excess of	Accumulated	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Par Value	Deficit

Balance at December 31, 2011	564,642	$1,000	33,362,281	$33,000	$262,157,000	$(251,016,000)	$11,175,000

Issuance of common stock, net			6,808,591	7,000	6,614,000		6,621,000

Repurchase of common stock to satisfy tax withholding obligations			(97,229)		(134,000)		(134,000)

Issuance of awards and stock based compensation			261,442		609,000		609,000

Net loss						(6,407,000)	(6,407,000)

Balance at June 30, 2012	564,642	$1,000	40,335,085	$40,000	$269,246,000	$(257,423,000)	$11,864,000

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

Stock Options

At June 30, 2012, we had two equity award option plans, the 1999 Stock Option Plan and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or six months ended June 30, 2012 or during the three or six months ended July 2, 2011.

The impact to the condensed consolidated statements of operations was $88,000 and $242,000 and less than $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended June 30, 2012, respectively, compared to $191,000 and $362,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 2, 2011, respectively. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $848,000 and the weighted-average period over which the cost is expected to be recognized was 1.5 years at June 30, 2012.

The following is a summary of stock option transactions under our stock option plans at June 30, 2012:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2011	1,376,513	$1.43 - $74.50	$4.44	735,701	$6.64
Granted	217,500	.68 - 1.46	1.36
Exercised	—

Canceled	(114,351)	1.46 - 69.00	9.23

Balance at June 30, 2012	1,479,662	$.68 - $74.50	$3.62	978,607	$4.59

The outstanding options expire on various dates through June 2022. The weighted-average contractual term of options outstanding is 6.5 years and the weighted-average contractual term of stock options currently exercisable is 5.3 years. The exercise prices for these options range from $0.68 to $74.50 per share, for an aggregate exercise price of approximately $5.4 million. At June 30, 2012, no outstanding options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance nonvested at December 31, 2011	641,813	$1.92
Granted	308,019	1.16
Vested	(334,416)	1.93
Forfeited	(46,575)	1.68

Balance nonvested at June 30, 2012	568,841	$1.52

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three and six months ended June 30, 2012, we withheld 7,233 and 97,229 shares, respectively, to satisfy $5,000 and $134,000 of employees’ tax obligations. During the three months ended July 2, 2011, we withheld 8,983 and 179,636 shares, respectively, to satisfy $25,000 and $303,000 of employees’ tax obligations.

The impact to the condensed consolidated statements of operations was $149,000 and $317,000 and less than $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended June 30, 2012, respectively, and $231,000 and $456,000 and $0.01 and $0.01 on basic and diluted earnings per share for the three and six months ended July 2, 2011, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $524,000, and the weighted-average period over which the cost is expected to be recognized was 9 months.

Warrants

The following is a summary of outstanding warrants at June 30, 2012:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date

Warrants related to February 2012 financing	5,033,414	0	$1.35	February 22, 2017*

*	The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

We have determined that these 5,033,414 warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

4. Earnings Per Share

Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	June 30, 2012	July 2, 2011

Outstanding stock options	1,479,662	1,653,627
Unvested restricted stock awards	568,841	805,406
Outstanding warrants	5,033,414	—

Total	7,081,917	2,459,033

Also, the preferred stock convertible into 5,646,420 shares of common stock was not included since its impact would be anti-dilutive.

5. Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases that expire in November 2016 and April 2017. The leases contain escalation clauses for increases in annual renewal options and require us to pay utilities, insurance, taxes and other operating expenses. Commencing January 1, 2012 and expiring in November 2016 we sublet 26,000 square feet of our Santa Barbara facility and entered into a lease for a 35,000 square foot facility in Austin, Texas that expires in April 2017.

For the three and six months ended June 30, 2012 rent expense was $200,000 and $509,000, respectively, and for the three and six months ended July 2, 2011 rent expense was $274,000 and $551,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2012 to 2020. Royalty expense totaled $4,000 and $10,000 in the second quarter and year to date in 2012, respectively, compared to $44,000 and $87,000 in the second quarter and year to date in 2011, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2012	$—	$778,000
2013	25,000	1,595,000
2014	30,000	1,644,000
2015	45,000	1,694,000
2016	45,000	1,621,000
Thereafter	90,000	67,000

Total payments	$235,000	$7,399,000

6. Contractual Guarantees and Indemnities

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

General Contractual Indemnities/Products Liability

During the normal course of business, we enter into contracts with customers where we agree to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such indemnities have not had a material negative effect on our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance which may provide a source of recovery to us in the event of an indemnification claim.

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	June 30, 2012	December 31, 2011

Accounts receivable:
Accounts receivable-trade	$218,000	$15,000
U.S. government accounts receivable-billed	68,000	48,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$284,000	$61,000

	June 30, 2012	December 31, 2011

Inventories:
Raw materials	$1,077,000	$1,169,000
Work-in-process	321,000	338,000
Finished goods	1,674,000	1,887,000
Less inventory reserve	(1,920,000)	(1,785,000)

	$1,152,000	$1,609,000

	June 30, 2012	December 31, 2011

Property and Equipment:
Equipment	$16,705,000	$15,557,000
Leasehold improvements	7,344,000	6,675,000
Furniture and fixtures	387,000	387,000

	24,436,000	22,619,000
Less: accumulated depreciation and amortization	(19,301,000)	(19,748,000)

	$5,135,000	$2,871,000

Depreciation expense amounted to $39,000 and $73,000, respectively, for the three and six month periods ended June 30, 2012 and $181,000 and $363,000, respectively, for the three and six month periods ended July 2, 2011.

	June 30, 2012	December 31, 2011

Patents and Licenses:

Patents pending	$596,000	$522,000

Patents issued	1,468,000	1,523,000
Less accumulated amortization	(684,000)	(636,000)

Net patents issued	784,000	887,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$1,380,000	$1,409,000

Amortization expense related to these items totaled $28,000 and $57,000, respectively, for the three and six month periods ended June 30, 2012 and $18,000 and $47,000, respectively, for the three and six month periods ended July 2, 2011. Amortization expenses are expected to total $74,000 for the remainder of 2012 and $89,000 in each of 2013 and 2014.

	June 30, 2012	December 31, 2011
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$78,000	$68,000
Compensated Absences	255,000	272,000
Compensation related	72,000	20,000
Warranty reserve	195,000	225,000
Deferred rent	468,000	422,000
Other	121,000	233,000

	1,189,000	1,240,000
Less current portion	(561,000)	(612,000)

Long term portion	$628,000	$628,000

	For the six months ended,
	June 30, 2012	July 2, 2011
Warranty Reserve Activity:
Beginning balance	$225,000	$289,000
Additions	19,000	2,000
Deductions	(50,000)	(4,000)

Ending balance	$194,000	$287,000

8. Subsequent Events

In July 2012, we announced we were contributing 14 patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Commercialization

Our development efforts over the last 25 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have commercialized wireless products using our proprietary technology and are currently focusing our efforts on commercializing this technology in superconducting power applications, RF filters and cryocoolers.

•

Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput – all while reducing capital and operating costs for the carrier.

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in each of the last three years. Demand for wireless communications equipment fluctuates dramatically and unpredictably and recently has been trending downward. The wireless communications infrastructure equipment market is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and price erosion over the life of a product. We expect these trends to continue and they may cause significant fluctuations in our quarterly and annual revenues.

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

Superconducting Rotating Machines – Motors and Generators:

Superconducting motors, generators, turbines and other rotating machines are expected to generate large future demand for 2G HTS wire. Coils utilizing HTS wire will enable electric motors and generators to operate at much higher power densities. When compared to a copper wire based electric machine with equivalent output power, future superconducting motors and generators will enable significant size reductions for the motors with higher efficiency. One potential application for high-powered HTS generators is expected to be 10+ megawatt offshore wind turbines. Offshore superconducting wind turbines promise to capture clean energy at a lower cost than competing renewables, while delivering power directly to growing coastal cities. Offshore superconducting wind turbines are a long-term initiative for HTS technologies. Wind energy is taking shape as a critical world resource for electric power. Today, wind energy is primarily land based. The expected future trend is to exploit a largely untapped supply of offshore wind energy. However, it will take time to build enough infrastructure for offshore wind power to significantly contribute to the power grid. Superconducting wind turbines are expected to play a unique role offshore since conventional technology cannot achieve the necessary “power per tower”. The increase in power density provided by superconducting turbines significantly reduces generator weight and maximizes power per tower, turning wind power into an economically viable alternative. Size reduction translates directly to cost savings by greatly reducing the amount of magnetic steel and structural steel required. Superior 2G HTS wire power handling performance at a lower cost will enable superconducting wire to replace incumbent and competing technologies.

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

In July 2012 we announced we were contributing 14 patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Results of Operations

Quarter and six months ended June 30, 2012 compared to the quarter and six months ended July 2, 2011

Net revenues decreased by $520,000 or 47%, to $596,000 in the second quarter of 2012 from $1.1 million in the second quarter of 2011. Total net revenues decreased by $1.7 million, or 64%, to $995,000 in the first six months of 2012 from $2.7 million in the same period of 2011. Net revenues consist primarily of commercial product revenues and government contract revenues.

Net commercial product revenues decreased by $572,000, or 52%, to $529,000 in the second quarter of 2012 from $1.1 million in the second quarter of 2011. The decrease is the result of lower sales volume for our SuperLink products. For the first six months of 2012, net commercial revenue decreased to $873,000 from $2.7 million in the same period of 2011, a decrease of $1.8 million, or 68%. The decrease in the six month period was the result of lower sales of both our SuperLink and AmpLink products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has impacted and we believe will continue to impact our commercial revenue. The average sales prices for our products were unchanged. Our three largest customers accounted for 95% of our total net commercial product revenues in the first six months of 2012 and 99% in the same period of 2011. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.

Government contract and other revenues increased by $52,000 from $15,000 in the second quarter of 2011 to $67,000 in the second quarter of 2012. For the first six months of 2012, government contract revenues increased to $122,000 from $32,000, an increase of $90,000, or 281%. This increase is attributable to the addition of two small government contracts procured in early 2012.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $1.1 million in the second quarter of 2012 compared to $1.3 million for the second quarter of 2011, a decrease of $187,000 or 15%. For the first six months of 2012, the cost of commercial product revenues totaled $1.9 million compared with $2.9 million for the first six months of 2011, a decrease of $1.0 million, or 34%. The lower costs resulted principally from lower production as a result of lower sales. We had an expense provision for obsolete inventories in the first half of 2012 of $182,000 compared to no expense provision in the first half of 2011.

Our cost of commercial sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units against which to absorb our overhead costs. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units against which to absorb our overhead costs. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our commercial product gross loss:

Dollars in thousands	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011

Net commercial product sales	$529	100%	$1,101	100%	$873	100%	$2,704	100%

Cost of commercial product sales	1,078	204%	1,265	115%	1,922	220%	2,934	109%

Gross loss	$(549)	(104)%	$(164)	(15)%	$(1,049)	(110)%	$(230)	(9)%

We had a gross loss of $549,000 in the second quarter of 2012 from the sale of our commercial products compared to a gross loss of $164,000 in the second quarter of 2011. We experienced a gross loss in the second quarters of 2012 and 2011 because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the second quarters and first six months of 2012 and 2011 was not impacted by the sale of previously written-off inventory.

Cost of government and other contract revenues totaled $43,000 in the second quarter of 2012 compared to $15,000 in the second quarter of 2011 and $95,000 in the first half of 2012 compared to $30,000 in the first half of 2011. This increase was the result of higher expenses associated with more revenue from government contracts. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. As a percentage of government and other contract revenues, these costs decreased to 78% in the first half of 2012 compared to 99% in the first half of 2011 because of the cost plus nature of the contracts.

Research and development expenses relate principally to development of our HTS wire products and other products related to our expertise. These expenses totaled $1.3 million and $2.5 million, respectively, in the three and six months ended June 30, 2012 compared to $1.4 million and $3.3 million in the three and six month period ended July 2, 2011. These expenses were $0.8 million higher in the prior six month period when we voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost was charged to expense during the six months ended July 2, 2011.

Selling, general and administrative expenses totaled $1.6 million and $3.0 million, respectively, in the three and six months ended June 30, 2012 compared to $1.7 million and $3.3 million in the three and six months ended July 2, 2011. The reduction was primarily from lower sales expenses.

Interest income for the three and six months ended June 30, 2012 was $3,000 and $5,000 respectively compared to $2,000 and $4,000, respectively, in the three and six months ended July 2, 2011. The increases resulted from higher interest rates in the 2012 periods.

There was no interest expense for the three and six months ended June 30, 2012. Interest expense for the three and six months ended July 2, 2011 was $7,000 and $14,000, respectively, and was the result of our line of credit with a bank. We had not used the line of credit in a number of years and allowed it to expire in 2011.

We had a net loss of $3.4 million for the quarter ended June 30, 2012, compared to a net loss of $3.2 million in the same period of 2011. For the six months ended June 30, 2012 our loss totaled $6.4 million compared to a net loss of $6.9 million for the six months ended July 2, 2011.

The net loss available to common stockholders totaled $0.09 per common share in the second quarter of 2012, compared to a net loss of $0.10 per common share in the same period of 2011. The net loss available to common stockholders totaled $0.17 per common share in the first half of 2012 compared to $0.22 per common share in the first half of 2011.

Liquidity and Capital Resources

Cash Flow Analysis

As of June 30, 2012, we had working capital of $5.6 million, including $5.4 million in cash and cash equivalents, compared to working capital of $7.2 million at December 31, 2011, which included $6.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $0.8 million from $6.2 million at December 31, 2011 to $5.4 million at June 30, 2012. Cash was provided by financing activities offset by uses in operations and by purchases of property and equipment.

Cash used in operations totaled $5.5 million in the first six months of 2012. We used $5.4 million to fund the cash portion of our net loss. We also used cash to fund a $337,000 increase in accounts receivable and patents, offset by cash provided by a $420,000 decrease in inventory and other assets, as well as an increase in accounts payable and accrued expenses.

Net cash used in investing activities totaled $1.8 million in the first six months of 2012. Purchases of equipment for our HTS wire initiative were $1.8 million and $37,000 was provided by equipment sales. In the first six months of 2011, we used $647,000 to purchase property and equipment and there were no equipment sales.

We used $134,000 in financing activities in the first six months of 2012 compared to $303,000 in the first six months of 2011 to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Net cash provided by financing activities through June 30, 2012 totaled $6.6 million, net of $582,000 in expenses. The financing was from two activities: the registered direct sale of 6,711,219 shares of common stock at $1.05 per share in February 2012 and at-the-market sales to or through Citadel Securities of 97,372 shares of common stock at an average price of $1.60 per share in January and early February 2012. These financing activities were slightly offset in the first six months of 2012 by the $134,000 used to repurchase shares from our employees to satisfy tax withholding obligations mentioned above.

Contractual Obligations and Commercial Commitments

We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2011.

Capital Expenditures

We plan to invest approximately $2.1 million in fixed assets during the remainder of 2012. This $2.1 million and the $1.9 million already spent in the first six months of 2012 are for the purchase of equipment and facilities improvements for our HTS wire initiative. There have been no fixed asset expenditures in the six months ended June 30, 2012, and we do not plan any additional fixed asset expenditures in 2012 for our existing wireless business.

Future Liquidity

For the first six months of 2012, we incurred a net loss of $6.4 million and had negative cash flows from operations of $5.5 million. In the full 2011 year, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10 million. Our independent registered public accounting firm has included in their audit reports for 2011 and 2010 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At June 30, 2012, we had $5.4 million in cash and cash equivalents. We believe our cash resources will not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, government contracts, joint ventures and licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce HTS wire. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. If we require additional financing, we cannot assure you that additional financing will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including, for example, those related to bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences – positive or negative – could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2011. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $231,000 at June 30, 2012, compared to $13,000 at December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at June 30, 2012 compared with our market risk exposure on December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2011.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock in the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share

April 1 - April 28, 2012	—		$—
April 29 - May 26, 2012	7,233	(1)	.68
May 27 - June 30, 2012	—		—

Total	7,233		$.68

(1)	Shares surrendered to us by employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards. These repurchases were not made pursuant to publicly announced plans or programs.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description of Document

10.1	Consulting Agreement, dated May 5, 2012 between Superconductor Technologies Inc. and John Lockton (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 10, 2012).

10.2	Consulting Agreement, dated May 6, 2012 between Superconductor Technologies Inc. and Dennis Horowitz (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 10, 2012).

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 14, 2012	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer