Form 10-Q
period 2012-09-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2012-11-13
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

We had 40,240,954 shares of our common stock outstanding as of the close of business on November 2, 2012.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 29, 2012

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net revenues:
Net commercial product revenues	$1,301,000	$470,000	$2,174,000	$3,174,000
Government and other contract revenues	30,000	9,000	152,000	41,000

Total net revenues	1,331,000	479,000	2,326,000	3,215,000

Costs and expenses:
Cost of commercial product revenues	1,021,000	1,093,000	2,943,000	4,027,000
Cost of government and other contract revenue	18,000	9,000	113,000	39,000
Research and development	1,315,000	1,065,000	3,790,000	4,414,000
Selling, general and administrative	1,247,000	1,658,000	4,199,000	4,993,000

Total costs and expenses	3,601,000	3,825,000	11,045,000	13,473,000

Loss from operations	(2,270,000)	(3,346,000)	(8,719,000)	(10,258,000)

Other Income and Expense:
Other income	7,000	—	44,000	—
Interest income	1,000	16,000	6,000	20,000
Interest expense	—	1,000	—	(13,000)

Net loss	$(2,262,000)	$(3,329,000)	$(8,669,000)	$(10,251,000)

Basic and diluted loss per common share	$(0.06)	$(0.10)	$(0.23)	$(0.33)

Weighted average number of common shares outstanding	39,511,809	32,224,901	38,331,381	31,538,181

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2012	December 31, 2011
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$2,502,000	$6,165,000
Accounts receivable, net	779,000	61,000
Inventory, net	589,000	1,609,000
Prepaid expenses and other current assets	533,000	472,000

Total Current Assets	4,403,000	8,307,000

Property and equipment, net of accumulated depreciation of $19,353,000 and $19,748,000, respectively	5,599,000	2,871,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,401,000 and $2,342,000, respectively	921,000	1,409,000
Other assets	779,000	362,000

Total Assets	$11,702,000	$12,949,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$655,000	$534,000
Accrued expenses	624,000	612,000

Total Current Liabilities	1,279,000	1,146,000
Other long term liabilities	631,000	628,000

Total Liabilities	1,910,000	1,774,000

Commitments and contingencies-Notes 5 and 6

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 564,642 shares issued and outstanding	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 40,240,954 and 33,362,281 shares issued and outstanding, respectively	40,000	33,000
Capital in excess of par value	269,436,000	262,157,000
Accumulated deficit	(259,685,000)	(251,016,000)

Total Stockholders’ Equity	9,792,000	11,175,000

Total Liabilities and Stockholders’ Equity	$11,702,000	$12,949,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2011 balances were derived from audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,669,000)	$(10,251,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	204,000	634,000
Stock-based compensation expense	785,000	1,229,000
Write-off of intangibles	142,000	844,000
Provision for excess and obsolete inventories	270,000	63,000
Gain on disposal of property and equipment	(44,000)	—
Changes in assets and liabilities:
Accounts receivable	(718,000)	22,000
Inventories	750,000	(170,000)
Prepaid expenses and other current assets	(61,000)	17,000
Patents and licenses	(157,000)	(34,000)
Other assets	7,000	26,000
Accounts payable, accrued expenses and other current liabilities	126,000	1,148,000

Net cash used in operating activities	(7,365,000)	(6,472,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,828,000)	(2,040,000)
Net proceeds from sale of property and equipment	44,000	—

Net cash used in investing activities	(2,784,000)	(2,040,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(135,000)	(303,000)
Net proceeds from the sale of common stock	6,621,000	12,402,000

Net cash provided by financing activities	6,486,000	12,099,000

Net increase (decrease) in cash and cash equivalents	(3,663,000)	3,587,000
Cash and cash equivalents at beginning of period	6,165,000	6,069,000

Cash and cash equivalents at end of period	$2,502,000	$9,656,000

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

Our initial product was completed in 1998, and we began delivery to a number of wireless telephone network providers. In the following 14 years, we continued to refine and improve the platform, with the primary focus on improving reliability, increasing performance and runtime, and, most importantly, removing cost from the manufacturing process of the required subsystems. Our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

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

For the nine months ended September 29, 2012 and October 1, 2011, commercial product revenues accounted for 93% and 99% of our net revenues, respectively.

Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on contracts with the U.S. government. For the nine months ended September 29, 2012 and October 1, 2011, government and other contract revenues accounted for 7% and 1%, respectively, of our net revenues.

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (“GAAP”) and reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of our statements of financial position, results of operations and cash flows for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2011. The results of operations for the nine months ended September 29, 2012 are not necessarily indicative of the results for all of 2012.

2. Summary of Significant Accounting Policies

Basis of Presentation

For the nine months ended September 29, 2012, we incurred a net loss of $8.7 million and sustained negative cash flows from operations of $7.4 million. For the full year 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million.

At September 29, 2012, we had $2.5 million in cash and cash equivalents. Our current cash resources will not be sufficient to fund our planned operations for the next twelve months. We will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and, ultimately, our viability as a company. These factors raise substantial doubts about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are maintained with what we believe to be quality financial institutions and from time to time exceed FDIC limits. Historically, we have not experienced any losses due to such concentration of credit risk.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and include salary, facility, depreciation and material expenses. Research and development costs incurred solely in connection with research and development contracts are charged to government and other contract expense. Additionally, in 2011, we decided to use certain of our own technologies and we, therefore, voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, a capitalized cost of $0.8 million was charged to research and development during the first quarter of 2011. There were no such charges in the three and nine months ended September 29, 2012.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. In the three and nine months ended September 29, 2012, there were disposals totaling zero and $520,000, respectively, and gains of $7,000 and $44,000, respectively, from these disposals. In the three and nine months ended October 1, 2011, there were disposals totaling zero and $152,000, respectively, and no gains.

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

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Long-lived assets that will continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value. We tested our long lived assets for recoverability at December 31, 2011 and did not believe that there was any impairment.

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

Other Assets and Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2011. We incurred no expenses in the nine months ended September 29, 2012 or in the full year 2011 as a result of this joint venture.

In July 2012, we contributed 14 patents and patents pending regarding our innovative Reconfigurable Resonance™ (RcR) technology, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. The net value of the assets contributed was $423,000, which is included in Other assets for the period ending September 29, 2012. We have accounted for this transaction using the equity method and the results for the period ending September 29, 2012 were not material. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. GAAP further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. We use a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. We have concluded that our tax positions are highly certain of being settled at 100% of the benefit claimed. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 1996.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine month periods ended September 29, 2012 and October 1, 2011.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Outstanding stock options and unvested restricted stock awards are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. There were no grants for the three months ended September 29, 2012 and October 1, 2011. For the nine months ended September 29, 2012 and October 1, 2011, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes-Merton option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected life in years	—	—	4.0	4.0
Risk free interest rate	—	—	0.6%	1.52%
Expected volatility	—	—	100%	111%
Dividend yield	—	—	0%	0%

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of revenue	$2,000	$5,000	$10,000	$13,000
Research and development	77,000	127,000	255,000	371,000
Selling, general and administrative	147,000	279,000	520,000	845,000

Total stock-based compensation expense	$226,000	$411,000	$785,000	$1,229,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, and other current liabilities as of September 29, 2012 and December 31, 2011 approximate fair value.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We operate in a single business segment: the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. We currently derive net commercial product revenues primarily from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are presented separately on the condensed consolidated statement of operations for all periods presented.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the continued and increased market acceptance for the products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At September 29, 2012, we had two customers that represented 57% and 33% of total net revenues and 94% of accounts receivable. In 2011, these two customers represented 79% and 14% of total net revenues and 34% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the nine months ended September 29, 2012:

	Convertible	Amount			Capital in Excess of Par Value	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares		Shares	Amount
Balance at December 31, 2011	564,642	$1,000	33,362,281	$33,000	$262,157,000	$(251,016,000)	$11,175,000
Issuance of common stock, net			6,808,591	7,000	6,614,000		6,621,000
Repurchase of common stock to satisfy tax withholding obligations			(99,323)		(135,000)		(135,000)
Issuance of shares and stock based compensation			169,405		800,000		800,000
Net loss						(8,669,000)	(8,669,000)

Balance at September 29, 2012	564,642	$1,000	40,240,954	$40,000	$269,436,000	$(259,685,000)	$9,792,000

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

Stock Options

At September 29, 2012, we had two equity award option plans, the 1999 Stock Option Plan and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or nine months ended September 29, 2012 or during the three or nine months ended October 1, 2011.

The impact to the condensed consolidated statements of operations was $83,000 and $325,000 and less than $0.01 and $0.01 on basic and diluted net loss per share for the three and nine months ended September 29, 2012, respectively, compared to $190,000 and $552,000 and $0.01 and $0.02 on basic and diluted net loss per share for the three and nine months ended October 1, 2011, respectively. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $765,000 and the weighted-average period over which the cost is expected to be recognized was 1.3 years at September 29, 2012.

The following is a summary of stock option transactions under our stock option plans at September 29, 2012:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2011	1,376,513	$1.43 - $74.50	$4.44	735,701	$6.64
Granted	217,500	.68 - 1.46	1.36
Exercised	—
Canceled	(295,762)	1.46 - 69.00	4.97

Balance at September 29, 2012	1,298,251	$.68 - $74.50	$3.81	890,543	$4.75

The outstanding options expire on various dates through June 2022. The weighted-average contractual term of options outstanding is 6.4 years and the weighted-average contractual term of stock options currently exercisable is 5.6 years. The exercise prices for these options range from $0.68 to $74.50 per share, for an aggregate exercise price of approximately $4.9 million. At September 29, 2012, no outstanding options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at September 29, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance nonvested at December 31, 2011	641,813	$1.92
Granted	308,019	1.16
Vested	(354,941)	1.92
Forfeited	(138,608)	1.67

Balance nonvested at September 29, 2012	456,283	$1.48

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three and nine months ended September 29, 2012, we withheld 2,094 and 99,323 shares, respectively, to satisfy $1,000 and $135,000 of employees’ tax obligations. No shares were withheld for employee tax obligations during the three months ended October 1, 2011 and in the nine months ended October 1, 2011, 179,636 shares were withheld for $303,000 of employee tax obligations.

The impact to the condensed consolidated statements of operations was $143,000 and $460,000 and less than $0.01 and $0.01 on basic and diluted net loss per share for the three and nine months ended September 29, 2012, respectively, and $221,000 and $676,000 and $0.01 and $0.02 on basic and diluted net loss per share for the three and nine months ended October 1, 2011, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $382,000, and the weighted-average period over which the cost is expected to be recognized was 8 months.

Warrants

The following is a summary of outstanding warrants at September 29, 2012:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date

Warrants related to February 2012 financing	5,033,414	5,033,414	$1.35	February 22, 2017	*

*	The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	September 29, 2012	October 1, 2011

Outstanding stock options	1,298,251	1,608,265
Unvested restricted stock awards	456,283	798,989
Outstanding warrants	5,033,414	—

Total	6,787,948	2,407,254

Also, the preferred stock convertible into 5,646,420 shares of common stock was not included since its impact would be anti-dilutive.

5. Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases that expire in November 2016 and April 2017. The leases contain escalation clauses for increases in annual renewal options and require us to pay utilities, insurance, taxes and other operating expenses. Commencing January 1, 2012 and expiring in November 2016, we sublet 26,000 square feet of our Santa Barbara facility and entered into a lease for a 35,000 square foot facility in Austin, Texas that expires in April 2017. In August 2012, we amended our Austin lease to include an additional 7,000 square feet.

For the three and nine months ended September 29, 2012, rent expense was $222,000 and $731,000, respectively, and for the three and nine months ended October 1, 2011 rent expense was $273,000 and $824,000, respectively. Our rent expense for the three and nine months ended September 29,2012 was net of $116,000 and $278,000, respectively, for income received for the sublease of part of our Santa Barbara facility.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2012 to 2020. Royalty expense totaled $6,000 and $16,000 in the third quarter and year to date in 2012, respectively, compared to $44,000 and $132,000 in the third quarter and year to date in 2011, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2012	$—	$400,000
2013	25,000	1,639,000
2014	30,000	1,690,000
2015	45,000	1,743,000
2016	45,000	1,672,000
Thereafter	90,000	77,000

Total payments	$235,000	$7,221,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	September 29, 2012	December 31, 2011

Accounts receivable:
Accounts receivable-trade	$731,000	$15,000
U.S. government accounts receivable-billed	50,000	48,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$779,000	$61,000

	September 29, 2012	December 31, 2011

Inventories:
Raw materials	$1,042,000	$1,169,000
Work-in-process	319,000	338,000
Finished goods	1,229,000	1,887,000
Less inventory reserve	(2,001,000)	(1,785,000)

	$589,000	$1,609,000

	September 29, 2012	December 31, 2011
Property and Equipment:
Equipment	$17,841,000	$15,557,000
Leasehold improvements	6,724,000	6,675,000
Furniture and fixtures	387,000	387,000

	24,952,000	22,619,000
Less: accumulated depreciation and amortization	(19,353,000)	(19,748,000)

	$5,599,000	$2,871,000

Depreciation expense amounted to $52,000 and $125,000, respectively, for the three and nine month periods ended September 29, 2012 and $205,000 and $568,000, respectively, for the three and nine month periods ended October 1, 2011.

	September 29, 2012	December 31, 2011
Patents and Licenses:

Patents pending	$496,000	$522,000

Patents issued	1,120,000	1,523,000
Less accumulated amortization	(695,000)	(636,000)

Net patents issued	425,000	887,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$921,000	$1,409,000

Amortization expense related to these items totaled $22,000 and $79,000, respectively, for the three and nine month periods ended September 29, 2012 and $19,000 and $66,000, respectively, for the three and nine month periods ended October 1, 2011. Amortization expenses are expected to total $17,000 for the remainder of 2012 and $68,000 in each of 2013 and 2014.

	September 29, 2012	December 31, 2011
Other assets
Investment in Resonant LLC	$423,000	$—
Other	356,000	362,000

	$779,000	$362,000

	September 29, 2012	December 31, 2011
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$126,000	$68,000
Compensated Absences	232,000	272,000
Compensation related	91,000	20,000
Warranty reserve	182,000	225,000
Deferred rent	470,000	422,000
Other	154,000	233,000

	1,255,000	1,240,000
Less current portion	(624,000)	(612,000)

Long term portion	$631,000	$628,000

	For the nine months ended,
	September 29, 2012	October 1, 2011
Warranty Reserve Activity:
Beginning balance	$225,000	$289,000
Additions	21,000	25,000
Deductions	(64,000)	(56,000)

Ending balance	$182,000	$258,000

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

•

Wireless Networks. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs for the carrier.

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

•	AmpLink®, a ground-mounted unit for wireless base stations that includes a high-performance amplifier and up to nine dual duplexers; and

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

Superconducting Rotating Machines - Motors and Generators:

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

In July 2012 we contributed 14 patents and patents pending regarding our innovative Reconfigurable Resonance™ (RcR) technology, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. The net value of the assets contributed was $423,000, which is included in Other assets for the period ending September 29, 2012. We have accounted for this transaction using the equity method and the results for the period ending September 29, 2012 were not material. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Results of Operations

Quarter and nine months ended September 29, 2012 compared to the quarter and nine months ended October 1, 2011

Net revenues increased by $852,000 or 178%, to $1,331,000 in the third quarter of 2012 from $479,000 in the third quarter of 2011. Total net revenues decreased by $889,000, or 28%, to $2.3 million in the first nine months of 2012 from $3.2 million in the same period of 2011. Net revenues consist primarily of commercial product revenues and government contract revenues.

Net commercial product revenues increased by $831,000, or 177%, to $1.3 million in the third quarter of 2012 from $470,000 in the third quarter of 2011. The increase is the result of higher sales volume for our SuperLink products. For the first nine months of 2012, net commercial revenue decreased to $2.2 million from $3.2 million in the same period of 2011, a decrease of $1.0 million, or 32%. The decrease in the nine month period was the result of lower sales of both our SuperLink and AmpLink products in the first six months of 2012. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has impacted and we believe will continue to impact our commercial revenue. The average sales prices for our products were unchanged. Our three largest customers accounted for 93% of our total net commercial product revenues in the first nine months of 2012 and 99% in the same period of 2011. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.

Government contract and other revenues increased by $21,000 from $9,000 in the third quarter of 2011 to $30,000 in the third quarter of 2012. For the first nine months of 2012, government contract revenues increased to $152,000 from $41,000, an increase of $111,000, or 271%. This increase is attributable to the addition of two small government contracts procured in early 2012.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $1.0 million in the third quarter of 2012 compared to $1.1 million for the third quarter of 2011, a decrease of $72,000 or 7%. For the first nine months of 2012, the cost of commercial product revenues totaled $2.9 million compared with $4.0 million for the first nine months of 2011, a decrease of $1.1 million, or 27%. The lower costs resulted principally from lower production as a result of lower sales. We had an expense provision for obsolete inventories in the first nine months of 2012 of $270,000 compared to no expense provision in the first nine months of 2011.

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

The following is an analysis of our commercial product gross income (loss):

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011

Net commercial product sales	$1,301	100%	$470	100%	$2,174	100%	$3,174	100%

Cost of commercial product sales	1,021	78%	1,093	233%	2,943	135%	4,027	127%

Gross profit	$280	22%	$(623)	(133)%	$(769)	(35)%	$(853)	(27)%

We had a gross profit of $280,000 in the third quarter of 2012 from the sale of our commercial products compared to a gross loss of $623,000 in the third quarter of 2011. We experienced a gross profit in the third quarter of 2012 versus a gross loss in the third quarter of 2011 primarily because the higher level of commercial sales in the current third quarter was sufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the third quarters and first nine months of 2012 and 2011 was not impacted by the sale of previously written-off inventory.

Cost of government and other contract revenues totaled $18,000 in the third quarter of 2012 compared to $9,000 in the third quarter of 2011 and $113,000 in the first nine months of 2012 compared to $39,000 in the first nine months of 2011. This increase was the result of higher expenses associated with more revenue from government contracts. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. As a percentage of government and other contract revenues, these costs decreased to 74% in the first nine months of 2012 compared to 95% in the first nine months of 2011 because of the cost plus nature of the contracts.

Research and development expenses relate principally to development of our HTS wire products and other products related to our expertise. These expenses totaled $1.3 million and $3.8 million, respectively, in the three and nine months ended September 29, 2012 compared to $1.1 million and $4.4 million in the three and nine month period ended October 1, 2011. These expenses were $0.8 million higher in the prior nine month period when we voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost was charged to expense during the nine months ended October 1, 2011.

Selling, general and administrative expenses totaled $1.2 million and $4.2 million, respectively, in the three and nine months ended September 29, 2012 compared to $1.7 million and $5.0 million in the three and nine months ended October 1, 2011. The reduction was primarily from lower sales expenses.

Interest income for the three and nine months ended September 29, 2012 was $1,000 and $6,000 respectively compared to $16,000 and $20,000, respectively, in the three and nine months ended October 1, 2011. The decreases resulted from lower cash levels in the 2012 periods.

There was no interest expense for the three and nine months ended September 29, 2012. Interest expense for the three and nine months ended October 1, 2011 was a credit of $1,000 and $13,000, respectively, and was the result of our line of credit with a bank. We had not used the line of credit in a number of years and allowed it to expire in 2011.

We had a net loss of $2.3 million for the quarter ended September 29, 2012, compared to a net loss of $3.3 million in the same period of 2011. For the nine months ended September 29, 2012 our loss totaled $8.7 million compared to a net loss of $10.3 million for the nine months ended October 1, 2011.

The net loss available to common stockholders totaled $0.06 per common share in the third quarter of 2012, compared to a net loss of $0.10 per common share in the same period of 2011. The net loss available to common stockholders totaled $0.23 per common share in the first nine months of 2012 compared to $0.33 per common share in the first nine months of 2011.

Liquidity and Capital Resources

Cash Flow Analysis

As of September 29, 2012, we had working capital of $3.1 million, including $2.5 million in cash and cash equivalents, compared to working capital of $7.2 million at December 31, 2011, which included $6.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $3.7 million from $6.2 million at December 31, 2011 to $2.5 million at September 29, 2012. Cash was provided by financing activities offset by uses in operations and by purchases of property and equipment.

Cash used in operations totaled $7.4 million in the first nine months of 2012. We used $7.3 million to fund the cash portion of our net loss. We also used cash to fund a $1.0 million increase in accounts receivable, prepaid expenses and patents, offset by cash provided by a $0.9 million decrease in inventory and other assets, as well as an increase in accounts payable and accrued expenses.

Net cash used in investing activities totaled $2.8 million in the first nine months of 2012. Purchases of equipment for our HTS wire initiative were $2.8 million and $44,000 was provided by equipment sales. In the first nine months of 2011, we used $2.0 million to purchase property and equipment and there were no equipment sales.

We used $135,000 in financing activities in the first nine months of 2012 compared to $303,000 in the first nine months of 2011 to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Net cash provided by financing activities through September 29, 2012 totaled $6.6 million, net of $582,000 in expenses. The financing was from two activities: the registered direct sale of 6,711,219 shares of common stock at $1.05 per share in February 2012 and at-the-market sales to or through Citadel Securities of 97,372 shares of common stock at an average price of $1.60 per share in January and early February 2012. These financing activities were slightly offset in the first nine months of 2012 by the $135,000 used to repurchase shares from our employees to satisfy tax withholding obligations mentioned above.

Contractual Obligations and Commercial Commitments

We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2011.

Capital Expenditures

We plan to invest approximately $1.0 million in fixed assets during the remainder of 2012. This $1.0 million and the $2.8 million already spent in the first nine months of 2012 are for the purchase of equipment and facilities improvements for our HTS wire initiative. There have been no fixed asset expenditures in the nine months ended September 29, 2012, and we do not plan any additional fixed asset expenditures in 2012 for our existing wireless business.

Future Liquidity

For the first nine months of 2012, we incurred a net loss of $8.7 million and had negative cash flows from operations of $7.4 million. In the full 2011 year, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10 million. Our independent registered public accounting firm has included in their audit reports for 2011 and 2010 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At September 29, 2012, we had $2.5 million in cash and cash equivalents. We believe our cash resources will not be sufficient to fund our business for at least the next twelve months. We will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $370,000 at September 29, 2012, compared to $13,000 at December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at September 29, 2012 compared with our market risk exposure on December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2011.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock in the quarter ended September 29, 2012:

Period	Total Number of Shares Purchased(1)		Average Price Paid Per Share

July 1-July 28, 2012	—		$—
July 29-August 25, 2012	2,094	(1)	.56
August 26-September 29, 2012	—		—

Total	2,094		$.56

(1)	Shares surrendered to us by employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards. These repurchases were not made pursuant to publicly announced plans or programs.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description of Document

10.1	First Amendment to the Lease between the Registrant and Prologis Texas III LLC dated August 23, 2012*

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: November 13, 2012	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer