Form 10-K
period 2012-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2013-03-08
CIK 895665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or    No  ☒

The aggregate market value of the common stock held by non-affiliates was $18.2 million as of June 30, 2012 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $0.63 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 30, 2012. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 50,533,875 shares of common stock outstanding as of the close of business on March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2012

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	limited cash and a history of losses;

•	our need to raise additional capital for our business;

•	our need to overcome additional technical challenges necessary to develop and commercialize HTS wire;

•	limited number of potential customers;

•	decreases in average selling prices for our products;

•	rapidly advancing technology in our target markets;

•	the impact of competitive products, technologies and pricing;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	fluctuations in sales and product demand from quarter to quarter can be significant;

•	our proprietary rights, while important to our business, are difficult and costly to protect;

•	manufacturing capacity constraints and difficulties;

•	the current worldwide economic uncertainty; and

•	cost and uncertainty from compliance with environmental regulations.

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

After analyzing the market opportunities available, we decided to pursue a strategic revenue opportunity developing products for the utility and telecommunications industries.

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

In the last several years we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to production of high performance second generation “2G” HTS wire for next generation power applications. While all our current commercial product revenues come from the sale of high performance wireless communications infrastructure products, production of our Conductus® HTS wire is our principal opportunity to grow our future revenue.

Commercialization

Our development efforts over the last 25 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have commercialized wireless products and cryogenic coolers using our proprietary technology and are currently focusing our efforts on this technology in superconducting power applications.

•

Wireless Communications. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•

Cryocoolers. We developed a unique cryocooler that can efficiently and reliably cool HTS circuits to the critical temperature (77 degrees Kelvin), and as a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

•

Electric Power Utilities. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance 2G HTS wire technology for next generation power applications. We have identified several large initial target markets for our 2G HTS wire including energy (wind turbines, cables, fault current limiters) and industrial (motors, generators) applications. We are partnering with HTS industry leaders to accelerate our development and manufacturing processes for our 2G HTS wire.

Our development efforts (including those described under “Our Strategic Initiatives” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in each of the last three years. Demand for wireless communications equipment fluctuates dramatically and unpredictably and recently has been trending downward. As a result of this downward trend, we have managed our inventory to historically low levels, which may result in longer delivery lead times, which may not be acceptable to our customers. If this downward trend continues we may be compelled to refocus our manufacturing away from wireless products altogether. We continue to evaluate the various options available for our wireless business as we transform the company into a HTS wire manufacturer. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Strategic Initiatives

In addition to our ongoing sale of products for wireless applications described above, we have created several unique capabilities and HTS manufacturing system related to a new HTS wire platform, and cryocoolers that we are seeking to commercially deploy by leveraging our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise.

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

Superconducting High Power Transmission Cable:

Superconducting high power transmission and distribution cable transmit 5 to 10 times the electrical current of traditional copper or aluminum cables with significantly improved efficiency. HTS power cable systems consist of the cable, which is comprised of 100’s of strands of HTS wire wrapped around a copper core, and the cryogenic cooling system to maintain proper operating conditions. HTS superconducting cables offer solutions for utilities facing challenges that include: Substation footprint availability, lack of available rights of way, low efficiency conventional cables, environmental issues related to aging oil filled cables and high load connections between substations. HTS power cables are particularly suited to high load areas such as the dense urban business districts of large cities, where purchases of easements and construction costs for traditional low capacity cables may be cost prohibitive.

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

Superconducting Rotating Machines — Motors and Generators:

Superconducting motors, generators, turbines and other rotating machines are expected to generate large future demand for 2G HTS wire. Coils utilizing HTS wire will enable electric motors and generators to operate at much higher power densities. When compared to a copper wire based electric machine with equivalent output power, future superconducting motors and generators will enable a significant size reductions for the motors with higher efficiency. One potential application for high-powered HTS generators is expected to be 10+ megawatt offshore wind turbines. Offshore superconducting wind turbines promise to capture clean energy at a lower cost than competing renewables, while delivering power directly to growing coastal cities. Offshore superconducting wind turbines are a long-term initiative for HTS technologies. Wind energy is taking shape as a critical world resource for electric power. Today, wind energy is primarily land based. The expected future trend is to exploit a largely untapped supply of offshore wind energy. However, it will take time to build enough supporting infrastructure for offshore wind power to significantly contribute to the power grid. Superconducting wind turbines are expected to play a unique role offshore since conventional technology cannot achieve the necessary “power per tower”. The increase in power density provided by superconducting turbines significantly reduces generator weight and maximizes power per tower, turning wind power into an economically viable alternative. And size reduction translates directly to cost savings by greatly reducing the amount of magnetic steel and structural steel required. Superior 2G HTS wire power handling performance at a lower cost will enable superconducting wire to replace incumbent and competing technologies.

Advanced RF Filters for mobile communications

In February 2012 our newly formed subsidiary, Resonant LLC., entered into an agreement to develop its innovative Reconfigurable Resonance™ (RcR) technology in the rapidly growing mobile communications products industry. And in July 2012, we contributed 14 patents and patents pending regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. Resonant will require financing in order to commence active development, and is currently exploring financing options and there is no assurance as to whether Resonant will obtain the necessary financing. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

Other Assets and Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. As mentioned above, in July 2012, we contributed 14 patents and patents pending regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. As of July 14, 2012 and December 31, 2012, our interest in Resonant was 30%. The net value of the assets contributed, which we estimate to approximate fair value, was $423,000, and is included in Other assets for the year ended December 31, 2012. We have accounted for this transaction using the equity method and the results of operations of the joint venture for the year ended December 31, 2012 were not material. Resonant intends to commercialize RcR for the mobile communication products industry.

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

Government Contracts

We do not expect to continue to generate revenues from government contracts as we focus on our strategic initiatives going forward. For 2012, 2011and 2010, government related contracts accounted for 6%, 2%, and 23% respectively, of our net revenues.

Manufacturing

Our manufacturing process involves the assembly of numerous individual components and precision tuning by production technicians. We purchase inventory components and manufacture inventory based on existing customer purchase requests, and to a lesser extent, on sales forecasts. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housing, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. We currently manufacture our SuperLink systems at our facilities in Santa Barbara, California. Principal components of our AmpLink and SuperPlex products are produced by foreign manufacturers. Our Santa Barbara facilities currently also house our AmpLink assembly and distribution center. In January 2012, we sublet 26,000 square feet of our Santa Barbara facilities due to weak demand for our wireless products and simultaneously took possession of our new advanced manufacturing center of excellence in Austin, TX. The new facility addresses our growth expectations for our superconducting wire initiative. The opening of the new facility coincided with the delivery of our first superconducting wire production equipment in early 2012. Our HTS wire pilot production equipment is now installed in the Austin facility and is in process development.

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

Marketing and Sales

Because we have a concentrated customer base, we primarily sell using a direct sales force in the U.S. Our sales and marketing efforts are complemented by sales applications engineering that manage field trials and initial installations, as well as, provide ongoing pre-sales and post-sales support.

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our HTS wire, we compete with American Superconductor, SuperPower, SuNam and THEVA, among others. Our current and potential competitors with respect to our wireless business include conventional RF filter manufacturers, including Alcatel-Lucent, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology.

Research and Development

Most of our research and development activities are focused on developing our 2G HTS wire product. Our wireless products and government contract efforts require significantly less of our engineering resources today than in 2011 and 2010. We spent a total of $5.2 million for 2012, and $5.4 million and $6.2 million for each of 2011 and 2010 on research and development, of which $5.0 million, $5.3 million and $5.1 million, respectively, was for company-funded research and development. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented 3%, 2% and 19% of total research and development costs for each of 2012, 2011 and 2010, respectively.

Our Proprietary Technology

We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. Our current patents expire at various dates from 2013 to 2028. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

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

Corporate Information

Our facilities and executive offices are located at two locations: 460 Ward Drive, Santa Barbara, California 93111, and 9101 Wall Street, Suite 1300, Austin, Texas 78710. Our principal executive office remains in Santa Barbara. Our telephone number is (805) 690-4500. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Employees

As of December 31, 2012, we had a total of 36 employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $313,000 at December 31, 2012, compared to $13,000 at December 31, 2011.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million. In 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.

We need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.

At December 31, 2012, we had $3.6 million in cash and cash equivalents. Our cash resources will not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. Because of the expected timing and uncertainty of these factors, we will need to raise funds to meet our working capital needs.

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

We have spent a considerable amount of resources in developing a new wire platform for power applications. Substantial technical and business challenges remain before we have a commercially successful product introduction. We may not be able to overcome these challenges in a timely or cost effective manner, if at all. Such a failure could adversely impact our prospects, liquidity, stock price and carrying value of our fixed assets.

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

The commercial uses of superconducting wire and superconducting wire related products are limited today, and a broad commercial market may not develop.

Even if the technological hurdles are overcome, there is no certainty that a robust commercial market for unproven HTS wire products will come to fruition. To date, commercial use of HTS wire has been limited to small feasibility demonstrations, and these projects are largely subsidized by government authorities. While customer demand is high and market forecasts project large revenue opportunity for superconducting wire in power applications, the market may not develop and superconducting wire might never achieve long term, broad commercialization. In such an event, we would not be able to commercialize our HTS wire initiative and our business could be adversely impacted.

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

We sell most of our products to a small number of wireless carriers. We derived 96% of our commercial product revenues from Verizon Wireless and AT&T in 2012 and 2011. This is up from 92% in 2010.

Demand for wireless communications equipment fluctuates dramatically and unpredictably and recently has been trending downward. As a result of this downward trend, we have managed our inventory to historically low levels, which may result in longer delivery lead times, which may not be acceptable to our customers. If this downward trend continues we may be compelled to refocus our manufacturing away from wireless products altogether

In addition, the market for HTS wire would also consist of a small number of customers and would face similar challenges to those we face in our wire business.

We expect decreases in average selling prices, requiring us to reduce product costs in order to achieve and maintain profitability.

We face pressure to reduce prices and accordingly, the average selling price of our existing products has decreased over the years. We anticipate customer pressure on our product pricing will continue for the foreseeable future. In our HTS wire initiative, wire is currently being sold at $250- 400/kiloampere-meter (kA-m). At this price, HTS wire represents more than half the cost of the end device. A price reduction is required for long term commercialization. Cryogenic systems, including cryocoolers and cryostats, have been developed but will also need to be cost optimized as HTS wire becomes available in volume. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders or may never reach commercial viability. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

We face competition with respect to various aspects of our technology and product development.

Our current wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our HTS materials, we compete with American Superconductor, SuperPower, SuNam, and THEVA, among others. Our current and potential competitors with respect to our wireless business include conventional RF filter manufacturers, including Alcatel-Lucent, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

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

Due to these and other factors, our past results may not be reliable indicators of our future performance in our wireless business, and has no predictive value as to our HTS wire initiative. Future revenues and operating results may not meet the expectations of stock analysts and investors. In either case, the price of our common stock could be materially adversely affected.

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

Companies in the wireless telecommunications and HTS wire industries whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices, trade secret misappropriation or other related claims. We may be subject to such claims in the future as we seek to hire qualified personnel, and such claims may result in material litigation. If this should occur, we could incur substantial costs in defending against these claims, regardless of their merits.

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

Certain regulatory agencies in the United States and other countries set standards for operations within their territories. Equipment marketed for use within their territories must meet specific technical standards. Our ability to sell our products is impacted by regulatory changes and requirements and depends on the ability of our customers to obtain and retain the necessary approvals and licenses. HTS wire is subject to a regulatory regime, which may become more strictly regulated if the market grows. Any failure or delay in obtaining necessary approvals could harm our business.

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

The market price of our common stock has been, and we expect will continue to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects and liquidity;

•	progress or any lack of progress(or perceptions related to progress) in timely overcoming the remaining substantial technical and commercial challenges related to our HTS wire initiative;

•	variations in our operating results and whether we have achieved key business targets;

•	changes in, or our failure to meet, earnings estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic, political or stock market conditions.

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

As previously announced by us, on April 5, 2012, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in NASDAQ Listing Rule 5550(a)(2). We were initially provided 180 calendar days, or until October 2, 2012, to regain compliance with the minimum bid price requirement. On October 3, 2012, NASDAQ granted us an extension of 180 days and we now have until April 1, 2013 to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. We continue to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement.

On February 5, 2013, we filed a definitive proxy statement with the Securities and Exchange Commission to seek stockholder approval at a special meeting in order to implement a reverse stock split in advance of the April 1, 2013 deadline. The meeting date is March 11, 2013. If the stockholders approve the reverse split proposal the Board will have authority to implement a reverse split of our common stock by a ratio of not less than one-for-two (1:2) and not greater than one-for-twelve (1:12). We value our listing on The NASDAQ Capital Market and currently intend to implement the reverse stock split in order to assist in maintaining such listing.

If compliance with the minimum bid price rule cannot be demonstrated by April 1, 2013, NASDAQ will issue a Staff Delisting Determination Letter and our common stock will be subject to delisting from the NASDAQ Capital Market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

We have a significant number of outstanding warrants and options, and future sales of the shares obtained upon exercise of these options or warrants could adversely affect the market price of our common stock.

As of December 31, 2012, we had outstanding options exercisable for an aggregate of 896,475 shares of common stock at a weighted average exercise price of $4.71 per share and warrants to purchase up to 5,320,914 shares of our common stock at a weighted average exercise price of $1.30 per share. We have registered the issuance of all the shares issuable upon exercise of the options and warrants, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 1, 2013, 1,388,477 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facilities, are located in industrial complexes in Santa Barbara, California and Austin, Texas. We occupy approximately 71,000 square feet in Santa Barbara, California under a long-term lease that expires in November 2016. Commencing January 1, 2012 and expiring in November 2016 we sublet 26,000 square feet of our Santa Barbara facility and leased a 35,000 square foot facility in Austin, Texas that expires in April 2017. In August 2012, we amended our Austin lease to include an additional 7,000 square feet. Although we currently have excess capacity, we believe these facilities can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for approximately the next two years.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

2012	High	Low
Quarter ended December 31, 2012	$0.56	$0.25
Quarter ended September 29, 2012	$0.88	$0.42
Quarter ended June 30, 2012	$0.83	$0.61
Quarter ended March 31, 2012	$1.77	$0.65
2011
Quarter ended December 31, 2011	$1.71	$1.09
Quarter ended October 1, 2011	$2.45	$1.45
Quarter ended July 2, 2011	$3.71	$1.96
Quarter ended April 2, 2011	$4.19	$1.46

Holders of Record

We had 148 holders of record of our common stock on March 1, 2013. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 8,000 beneficial owners of our common stock.

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

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2012 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,264,600	$3.84	747,455
Equity compensation plans not approved by security holders	—	—	—

Total	1,264,600	$3.84	747,455

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

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2007 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12
Superconductor Technologies	$100.00	$18.20	$43.96	$27.39	$22.16	$5.35
Nasdaq Composite	100.00	59.46	85.55	100.02	98.22	113.85
Nasdaq-Telecommunications	100.00	57.02	84.52	87.84	76.75	78.29

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$3,237	$3,416	$6,548	$7,239	$6,768
Government and other contract revenues	222	83	1,999	3,577	4,525

Total net revenues	3,459	3,499	8,547	10,816	11,293

Costs and expenses:
Cost of commercial product revenues	3,850	5,434	7,732	9,102	8,911
Cost of government and other contract revenues	165	79	1,180	2,552	3,649
Other research and development	5,030	5,325	5,067	4,399	3,394
Selling, general and administrative	5,440	6,322	6,684	6,925	8,151
Restructuring expenses and impairment charges	-	—	—	—	141

Total costs and expenses	14,485	17,160	20,663	22,978	24,246

Loss from operations	(11,026)	(13,661)	(12,116)	(12,162)	(12,953)
Other income (expense), net	98	278	148	(817)	252

Net loss	$(10,928)	$(13,383)	$(11,968)	$(12,979)	$(12,701)

Basic and diluted net loss per common share	$(0.28)	$(0.42)	$(0.51)	$(0.65)	$(0.77)

Weighted average number of shares Outstanding	39,234	31,825	23,344	19,843	16,403

	Years Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$3,634	$6,165	$6,069	$10,365	$7,569
Working capital	3,059	7,161	7,655	12,557	12,253
Total assets	12,029	12,949	12,569	18,126	19,358
Long-term debt, including current portion	674	628	608	576	521
Total stockholders’ equity	10,292	11,175	10,896	16,241	17,552

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2012 Compared to 2011

Net revenues consist primarily of commercial product revenues and government contract revenues. Net revenues decreased by $40,000 or 1%, to $3,459,000 in 2012 from $3,499,000 in 2011.

Net commercial product revenues decreased by $0.2 million, or 5%, to $3.2 million in 2012 from $3.4 million in 2011. The decrease is the result of lower sales volume for all of our products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has and we believe will continue to impact our commercial revenue in our wireless business. Sales prices for our products were essentially unchanged in 2012 from 2011. Our two largest customers accounted for 96% of our net commercial revenues in 2012 and 2011. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues increased by $139,000, or 167%, to $222,000 in 2012 from $83,000 in 2011. This increase was principally the result of additional government contracts. This low level of government contract revenue has been the planned result of our using more of our limited engineering resources on our commercial HTS wire project.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $3.9 million for 2012 compared to $5.4 million for 2011, a decrease of $1.5 million, or 28%. The lower costs resulted principally from planned lower production and a reduction of our inventory as a result of lower sales. Our expense provision for obsolete inventories totaled $270,000 in 2012 compared to $717,000 in 2011.

Our cost of sales includes variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, and overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases, and the amount of production overhead variances charged to cost of sales increases, as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases, and the amount of production overhead variances charged to cost of sales decreases, as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances chargedto cost of sales. Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained.

The following is an analysis of our commercial product gross profit margins for 2012 and 2011:

	Years Ended December 31,
Dollars in Thousands	2012		2011
Net commercial product sales	$3,237	100.0%	$3,416	100.0%
Cost of commercial product sales	3,850	119.0%	5,434	159.1%

Gross loss	$(613)	19.0%	$(2,018)	59.1%

We had a negative gross margin of $613,000 in 2012 from the sale of our commercial products compared to a negative gross margin of $2.0 million in 2011. The negative gross margin in 2012 was primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $270,000 charge for excess and obsolete inventory in 2012 and a similar charge of $717,000 in 2011. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

Cost of government and other contract revenue totaled $165,000 in 2012 compared to $79,000 in 2011, an increase of $86,000 or 109%. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. As a percentage of government revenue, government and other contract expenses decreased from 95% in 2011 to 74% in 2012 due to the slightly higher sales in 2012.

Research and development expenses relate to development of our new wire product and new wire product manufacturing processes. In 2012, there were no new research and development efforts for our wireless commercial products and no design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses totaled $5.0 million in 2012 compared to $5.3 million in 2011, a decrease of $0.3 million, or 6%. In 2011, we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to operations during 2011. Taking into account the aforementioned expense, research and development expenses increased for 2012 as the result of increased efforts for improving the manufacturability of our new HTS wire products. We have relatively fixed engineering resources, and our research and development expenses vary inversely with the amount of those resources allocated to our government contract activities.

Selling, general and administrative expenses totaled $5.4 million in 2012 compared to $6.3 million in 2011, a decrease of $0.9 million, or 14%. The lower expenses in 2012 resulted primarily from a reduction in employees in late 2011.

In 2012 and 2011, we reduced our work force and incurred severance charges of $104,000 and $369,000, respectively.

Interest income decreased to $6,000 in 2012 compared to $22,000 in 2011, primarily because of lower cash levels earning less interest.

Other income in 2012 and 2011 of $92,000 and $269,000, respectively, consisted of proceeds from the sale of property and equipment.

Interest expense in 2012 and 2011 was zero and $13,000, respectively.

Our net loss totaled $10.9 million in 2012, compared to $13.4 million in 2011.

The net loss available to common stockholders totaled $0.28 per common share in 2012, compared to $0.42 per common share in 2011.

2011 Compared to 2010

Net revenues consist primarily of commercial product revenues and government contract revenues. Net revenues decreased by $5.0 million, or 59%, to $3.5 million in 2011 from $8.5 million in 2010.

Net commercial product revenues decreased by $3.1 million, or 48%, to $3.4 million in 2011 from $6.5 million in 2010. The decrease is the result of lower sales volume for all of our products. We sell our

SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has and we believe will continue to impact our commercial revenue in our wireless business. Sales prices for our products were essentially unchanged in 2011 from 2010. Our two largest customers accounted for 96% and 92% of our net commercial revenues in 2011 and 2010, respectively. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

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

Our cost of sales includes variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, and overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases, and the amount of production overhead variances charged to cost of sales increases, as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases, and the amount of production overhead variances charged to cost of sales decreases, as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances charged to cost of sales. Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained.

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

Cost of government and other contract revenue totaled $79,000 in 2011 compared to $1.2 million in 2010, a decrease of $1.1million, or 93%. Because these contracts are generally priced on a “cost plus” basis, declines in revenue generally result in declines in associated costs. As a percentage of government revenue, government and other contract expenses increased from 59% in 2010 to 95% in 2011 due to the very low sales level in 2011and the fixed overhead costs required for delivery.

Research and development expenses relate to development of new products, including our wireless commercial products. These expenses also include design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses totaled $5.3 million in 2011 compared to $5.1 million in 2010, an increase of $0.2 million, or 5%. In 2011, we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to operations during 2011. Taking into account the aforementioned expense, research and development expenses decreased for 2011 as the result of reduced efforts for improving the manufacturability of our wireless products. We have relatively fixed engineering resources, and our research and development expenses vary inversely with the amount of those resources allocated to our government contract activities.

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

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2012, we had working capital of $3.1 million, including $3.6 million in cash and cash equivalents, compared to working capital of $7.2 million at December 31, 2011, which included $6.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents decreased by $2.6 million from $6.2 million at December 31, 2011 to $3.6 million at December 31, 2012. In 2012, cash was used principally in operations and to a lesser extent for the purchase of property and equipment. These uses were offset by net cash proceeds of $9.3 million provided by the sale of common stock.

Cash used in operations totaled $8.2 million in 2012. We used $9.4 million to fund the cash portion of our net loss. We also used cash to fund a $268,000 increases in accounts receivable, patents and licenses, and a decrease in accounts payable, accrued expense and other liabilities. These uses were offset by cash generated from lower inventories, lower prepaid expenses and other assets totaling $1.5 million.

Net cash used in investing activities was $3.5 million. Purchase of fixed assets totaling $3.6 million offset by the sale of property and equipment of $0.1 million.

Net cash provided by financing activities in 2012 totaled $9.2 million. Cash from the sale of common stock was $9.3 million, net of approximately $1.0 million in expenses, from the registered direct sales of 16.9 million shares of common stock at various prices throughout 2012. This use was offset by our repurchase of $135,000 of our common shares to satisfy tax withholding obligations due from our employees upon the vesting of their restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

In registered direct offerings completed in late November and December 2012, we raised proceeds of $2.7 million, net of offering costs of $460,000, from the sale of 10,083,334 shares of common stock at an average price of $0.31 per share based on a negotiated discount to market.

In a registered direct offering completed in February 2012, we raised proceeds of $6.5 million, net of offering costs of $577,000, from the sale of 6,711,219 shares of common stock and warrants to purchase up to 5,033,414 shares of common stock. These securities were sold in multiples of a fixed combination consisting of one share of common stock and a warrant to purchase up to 0.75 of a share of common stock, at a price of $1.05, for an aggregate offering price of $7.1 million. Each warrant has an exercise price of $1.35 per share, for total potential additional proceeds to us of up to $6.7 million upon exercise of the warrants. The warrants are exercisable at any time but not prior to the six-month anniversary of the issuance of the warrants and have a five-year term. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment.

Prior to the February 2012 direct offering and commensurate with a previously announced plan, on various dates in January and February 2012, we raised $151,000, net of commission costs of $5,000, from at-the-market sales to or through Citadel Securities of 97,372 shares of our common stock at an average price of $1.60 per share.

In a registered direct offering completed in February 2011, we raised proceeds of $12.4 million, net of offering costs of $933,000, from the sale of 5,443,000 shares of common stock at $2.45 per share based on a negotiated discount to market.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2012, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2013	2014 and 2015	2016 and 2017	2018 and beyond
Operating leases	$6,862,000	$1,646,000	$3,448,000	$1,768,000	$—
Minimum license commitment	235,000	25,000	75,000	90,000	45,000
Fixed asset and inventory purchase commitments	744,000	744,000	—	—	—

Total contractual cash obligations	$7,841,000	$2,415,000	$3,523,000	$1,858,000	$45,000

Capital Expenditures

We plan to invest approximately $3.6 million in fixed assets during 2013.

Future Liquidity

In 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million. In 2011, we incurred a net loss of $13.4 million and had negative cash flows from operations of $10.0 million. Our independent registered public accounting firm has included in their audit reports for 2012 through 2010 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At December 31, 2012 we had $3.6 million in cash. Our cash resources will not be sufficient to fund our business for at least the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce HTS wire. Because of the expected timing and uncertainty of these factors, we will need to raise funds to meet our working capital needs.

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

Net Operating Loss Carryforward

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $311.9 million and $192.1 million, respectively, which expire in the years 2013 through 2032.

Of these amounts, $70.8 million and $16.5 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $105.7 million and $80.9 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for state income tax purposes of approximately $362,000 and $364,000, respectively, which expire in the years 2029 through 2032.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002 and June 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent four ownership changes, which occurred in February 1999, February 2001, December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $85.0 million and $65.7 million, respectively, which were incurred prior to the 2002 ownership changes will be subject in future periods to annual limitations of $1.3 million and $0.7 million, respectively. With respect to years 2003 thru 2008, our consolidated net operating loss carryforwards of $119.2 million will be subject to annual limitation of $3.8 million. Net operating losses incurred by us subsequent to the ownership changes totaled $42.1 million and are not subject to this limitation. An additional $3.8 million in losses were released from limitation during 2011 under Section 382. No changes of ownership occurred in 2012 for purposes of Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2012, we had approximately $3.0 million invested in a money market account yielding approximately 0.1%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by approximately $3,000 per annum.

Inflation

We do not foresee any material impact on our operations from inflation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, warranty obligations, contract revenue and contingencies. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2013Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (16)

3.2	Amended and Restated Bylaws of Registrant. (16)

3.3	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (17)

4.1	Form of Common Stock Certificate. (15)

4.2	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (14)

4.3	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant. (1)

4.4	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (19)

4.5	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (20)

4.6	Form of Warrant to Purchase Common Stock issued by Registrant on November 20, 2012 (24)

4.7	Form of Warrant to Purchase Common Stock issued by Registrant on December 18, 2012 (25)

10.1	Form of Change in Control Agreement dated March 28, 2003. (3) ***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (9) ***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (11) ***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (4) **

10.5	License Agreement between Registrant and Sunpower, Inc. dated May 2, 2005. (5) **

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (6) ***

10.7	Stock Option Grant and 2003 Equity Incentive Plan Option Agreement between Registrant and Jeffrey Quiram dated February 14, 2005. (6) ***

10.8	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (11) ***

10.9	2003 Equity Incentive Plan As Amended May 25, 2005. (8) ***

10.10	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (6) ***

10.11	Management Incentive Plan (July 24, 2006). (10) ***

10.12	Compensation Policy for Non-Employee Directors dated March 18, 2005. (7) ***

10.13	Form of Director and Officer Indemnification Agreement. (9) ***

10.14	Lease Agreement between the Registrant and 1200 Enterprises LLC dated as of June 1, 2001. (2)

10.15	First Amendment to Lease between Registrant and 1200 Enterprises LLC dated October 1, 2007. (18)

10.16	Second Amendment to Lease between the Registrant and 1200 Enterprises LLC dated January 19, 2009. (16)

10.17	Third Amendment to Lease between the Registrant and 1200 Enterprises LLC dated October 26, 2011. (21)

10.18	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (21)

10.19	First amendment Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (23)

10.20	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (12)

10.21	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007 (13)

10.22	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (13)

10.23	Framework Agreement between Registrant and BAOLI dated November 8, 2007. (13)

10.24	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI). (13)

10.25	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI Superconductor Technology Co, Ltd (Exhibit B to Framework Agreement). (13)

10.26	Consulting agreement between Registrant and John Lockton dated May 5, 2012 (22)

10.27	Consulting agreement between Registrant and Dennis Horowitz dated May 6, 2012 (22)

14	Code of Business Conduct and Ethics. (9)

21	List of Subsidiaries. (26)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (26)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (26)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (26)

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (26)

**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 4, 2000.
(2)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 6, 2002.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(10)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(12)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(13)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(14)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(15)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 20, 2009.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(18)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 21, 2011.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2012.
(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 22, 2012.
(21)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2012.
(23)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 9, 2012.

(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 27, 2012.
(25)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 19, 2012.
(26)	Filed herewith.

(b) Exhibits. See Item 15(a) above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Superconductor Technologies, Inc.

Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Superconductor Technologies, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superconductor Technologies, Inc. as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception, has an accumulated deficit of $261,944,000, and expects to incur substantial additional losses and costs to sustain operations. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, California

March 8, 2013

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,634,000	$6,165,000
Accounts receivable, net	122,000	61,000
Inventory, net	51,000	1,609,000
Prepaid expenses and other current assets	315,000	472,000

Total Current Assets	4,122,000	8,307,000
Property and equipment, net of accumulated depreciation of $19,445,000 and $19,748,000, respectively	6,242,000	2,871,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,367,000 and $2,342,000, respectively	889,000	1,409,000
Other assets	776,000	362,000

Total Assets	$12,029,000	$12,949,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$603,000	$534,000
Accrued expenses	460,000	612,000

Total Current Liabilities	1,063,000	1,146,000
Other long term liabilities	674,000	628,000

Total Liabilities	1,737,000	1,774,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 564,642 and 564,642 issued and outstanding, respectively	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 50,324,288 and 33,362,281 shares issued and outstanding, respectively	50,000	33,000
Capital in excess of par value	272,185,000	262,157,000
Accumulated deficit	(261,944,000)	(251,016,000)

Total Stockholders’ Equity	10,292,000	11,175,000

Total Liabilities and Stockholders’ Equity	$12,029,000	$12,949,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2012	2011	2010
Net revenues:
Net commercial product revenues	$3,237,000	$3,416,000	$6,548,000
Government and other contract revenues	222,000	83,000	1,999,000

Total net revenues	3,459,000	3,499,000	8,547,000

Costs and expenses:
Cost of commercial product revenues	3,850,000	5,434,000	7,732,000
Cost of government and other contract revenues	165,000	79,000	1,180,000
Research and development	5,030,000	5,325,000	5,067,000
Selling, general and administrative	5,440,000	6,322,000	6,684,000

Total costs and expenses	14,485,000	17,160,000	20,663,000

Loss from operations	(11,026,000)	(13,661,000)	(12,116,000)
Other Income and Expense
Adjustments to fair value of derivatives	—	—	171,000
Interest income	6,000	22,000	6,000
Other income	92,000	269,000	—
Interest expense	—	(13,000)	(29,000)

Net loss	$(10,928,000)	$(13,383,000)	$(11,968,000)

Basic and diluted net loss per common share	$(0.28)	$(0.42)	$(0.51)

Basic and diluted weighted average number of common shares outstanding	39,233,785	31,824,918	23,344,461

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2009	611,523	$1,000	22,512,033	$23,000	$241,882,000	$(225,665,000)	$16,241,000
Issuance of common stock (net of costs)			4,600,000	5,000	6,032,000		6,037,000
Repurchase of common stock to satisfy withholding obligations			(181,982)		(573,000)		(573,000)
Stock–based compensation			287,357		1,159,000		1,159,000
Net loss						(11,968,000)	(11,968,000)

Balance at December 31, 2010	611,523	1,000	27,217,408	28,000	$248,500,000	(237,633,000)	10,896,000
Issuance of common stock (net of costs)			5,443,000	5,000	12,397,000		12,402,000
Conversion of preferred stock to common stock	(46,881)		468,810
Repurchase of common stock to satisfy withholding obligations			(179,636)		(303,000)		(303,000)
Stock–based compensation			412,699		1,563,000		1,563,000
Net loss						(13,383,000)	(13,383,000)

Balance at December 31, 2011	564,642	1,000	33,362,281	33,000	262,157,000	(251,016,000)	11,175,000
Issuance of common stock (net of costs)			16,891,925	17,000	9,294,000		9,311,000
Repurchase of common stock to satisfy withholding obligations			(99,323)		(120,000)		(120,000)
Stock–based compensation			169,405		854,000		854,000
Net loss						(10,928,000)	(10,928,000)

Balance at December 31, 2012	564,642	$1,000	50,324,288	$50,000	$272,185,000	$(261,944,000)	$10,292,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,928,000)	$(13,383,000)	$(11,968,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	313,000	805,000	976,000
Stock-based compensation expense	854,000	1,563,000	1,159,000
Provision for excess and obsolete inventories	270,000	717,000	360,000
Fair value of derivatives	—	—	(171,000)
Write off of intangibles	213,000	844,000	—
Gain on disposal of property and equipment	(92,000)	(269,000)	—
Changes in assets and liabilities:
Accounts receivable	(61,000)	46,000	354,000
Inventories	1,289,000	(96,000)	54,000
Prepaid expenses and other current assets	159,000	(127,000)	101,000
Patents and licenses	(199,000)	(66,000)	(215,000)
Other assets	9,000	(152,000)	5,000
Accounts payable, accrued expenses and other liabilities	(53,000)	100,000	(40,000)

Net cash used in operating activities	(8,226,000)	(10,018,000)	(9,385,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,588,000)	(2,254,000)	(375,000)
Net proceeds from sale of property and equipment	92,000	269,000	—

Net cash used in investing activities	(3,496,000)	(1,985,000)	(375,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(120,000)	(303,000)	(573,000)
Net proceeds from sale of common stock	9,311,000	12,402,000	6,037,000

Net cash provided by financing activities	9,191,000	12,099,000	5,464,000

Net increase (decrease) in cash and cash equivalents	(2,531,000)	96,000	(4,296,000)
Cash and cash equivalents at beginning of year	6,165,000	6,069,000	10,365,000

Cash and cash equivalents at end of year	$3,634,000	$6,165,000	$6,069,000

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

Our research and development contracts are used as a source of funds for our commercial technology development. We continue to be involved as either contractor or subcontractor on a number of contracts with the United States government. These contracts have been a significant source of revenues for us. For 2012, 2011 and 2010, government related contracts accounted for 6%, 2%, and 23%, respectively, of our net revenues.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $262.0 million. In 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million. In 2011, we had an accumulated deficit of $251.0 million, a net loss of $13.4 million and negative cash flows from operations of $10.0 million. At December 31, 2012, we had $3.6 million in cash. Our cash resources will not be sufficient to fund our business for the next 12 months. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our HTS wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our HTS wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

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

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2003 are closed. Based on historical experience and review of current projects in process, we believe that any future audits will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and include salary, facility, depreciation and material expenses. Research and development costs incurred solely in connection with research and development contracts are charged to contract research and development expense. Other research and development costs are charged to other research and development expense. Additionally, in 2011, we decided to use certain of our own technologies and we, therefore, voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to research and development during 2011. There were no such charges in 2012.

Inventories

Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to operations immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. In 2012 and 2011 there were disposals totaling $520,000 and $2.9 million, respectively, and gains of $92,000 and $269,000, respectively, from these disposals.

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

In July 2012, we contributed 14 patents and patents pending regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. As of July 14, 2012 and December 31, 2012, our interest in Resonant was 30%. The net value of the assets contributed, which we estimate to approximate fair value, was $423,000, and is included in Other assets for the period ending December 31, 2012. We have accounted for this transaction using the equity method and the results for the period ending December 31, 2012 were not material. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative. We tested our long lived assets for recoverability during 2012 and determined there was no impairment.

We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our HTS wire products. Delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, our ability to sell our HTS wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected profitability. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Restructuring Expenses

Liability for costs associated with an exit or disposal activity are recognized when the liability is incurred.

Loss Contingencies

In the normal course of our business, we are subject to claims and litigation, including allegations of patent infringement. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. The costs of our defense in such matters are charged to operations as incurred. Insurance proceeds recoverable are recorded when deemed probable.

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

Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the consolidated statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision.

No liabilities for uncertain tax positions were recognized in 2012. No interest or penalties on uncertain tax positions have been charged to operations to date. Our current tax filing jurisdictions are California and Texas. We are not under examination by any taxing authorities. The federal statute of limitations for examination of us is open for 2009 and subsequent filings.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2012.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of income:

	2012	2011	2010
Cost of revenue	$9,000	$18,000	$22,000
Research and development	277,000	477,000	322,000
Selling, general and administrative	568,000	1,068,000	815,000

	$854,000	$1,563,000	$1,159,000

The impact to the consolidated statements of operations for 2012, 2011 and 2010 on basic and diluted earnings per share was $0.02, $0.05 and $0.05, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and other current liabilities as of December 31, 2012 and December 31, 2011 approximate fair value.

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

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2012, we had two customers that represented 67% and 22% of total net revenues and 38% of accounts receivable. In 2011, these two customers represented 79% and 14% of total net revenues and 34% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Note 3 — Short Term Borrowings

We had a line of credit with a bank. The agreement was structured as a sale of accounts receivable and provided for the sale of up to $3.0 million of eligible accounts receivable, with advances to us totaling 80% of the receivables sold. We had not used this line of credit for several years and, therefore, allowed it to expire without renewal on July 11, 2011.

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2012, 2011 or 2010.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2012, 2011 and 2010 as follows:

	2012	2011	2010
Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2012	2011
Loss carryforwards	$40,650,000	$36,190,000
Capitalized research and development	94,000	370,000
Depreciation	2,029,000	2,251,000
Tax credits	602,000	425,000
Inventory	805,000	711,000
Acquired intellectual property	(90,000)	(90,000)
Other	517,000	301,000
Less: valuation allowance	(44,607,000)	(40,158,000)

	$—	$—

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $311.9 million and $192.1 million, respectively, which expire in the years 2013 through 2032. Of these amounts, $70.8 million and $16.5 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $105.7 million and $80.9 million, respectively, would be available for reduction of taxable income. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $362,000 and $364,000, respectively, which expire in the years 2029 through 2032.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets. The valuation allowance increased by $4.4 million and $5.1 million in 2012 and 2011, respectively. The valuation allowance decreased by $85.5 million in 2010 due to the revaluation of the deferred tax asset from loss carryforwards and tax credit carryforwards under the change in control provisions in the Internal Revenue Code.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, and June 2009. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent four ownership changes, which occurred in February 1999, February 2001, December 2002 and June 2009. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $85.0 million and $65.7 million, respectively, which were incurred prior to the 2002 ownership changes, will be subject in future periods to annual limitations of $1.3 million and $700,000, respectively. With respect to years 2003 through 2008 our consolidated net operating loss carryforwards of $119.2 million will be subject to annual limitation of $3.8 million. Net operating losses incurred by us subsequent to the ownership changes totaled $42.1 million and are not subject to this limitation. An additional $3.8 million in losses were released from limitation during 2012 under Section 382. No changes of ownership occurred in 2012 for purposes of Section 382.

Note 5 — Stockholders’ Equity

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. There was no conversion of these preferred shares into common stock in 2012. In September 2011, 46,881 of these preferred shares were converted into 468,810 shares of our common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at the date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

Common Stock

In registered direct offerings completed in late November and December 2012 we raised proceeds of $2.7 million, net of offering costs of $460,000, from the sale of 10,083,334 shares of common stock at an average price of $0.31 per share based on a negotiated discount to market.

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

Prior to the February 2012 direct offering and commensurate with a previously announced plan, on various dates in January and February 2012, we raised $151,000, net of commission costs of $5,000, from at-the-market sales to or through Citadel Securities of 97,372 shares of our common stock at an average price of $1.60 per share.

Equity Awards

At December 31, 2012, we had two equity award option plans, the 1999 Stock Option Plans and the 2003 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2003 Equity Incentive Plan. Under the 2003 Equity Incentive Plan, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

At December 31, 2012, 747,455 shares of common stock were available for future grants under the 2003 Equity Incentive Plan.

There were no stock option exercises in the last three years.

We granted stock options in each of the last three years. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2012	2011	2010
Per share fair value at grant date	$0.93	$1.34	$1.89
Risk free interest rate	0.6%	1.5%	1.84
Expected volatility	100%	111%	116%
Dividend yield	0%	0%	0%
Expected life in years	4.0	4.0	4.0

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

At December 31, 2012, 747,455 shares of common stock were available for future grants and options covering 1,264,600 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,144,876	$20.16
Granted	225,498	2.47
Canceled	(287,008)	58.08
Exercised	—	—

Outstanding at December 31, 2010	1,083,366	6.43
Granted	633,932	1.80
Canceled	(340,785)	5.86
Exercised	—	—

Outstanding at December 31, 2011	1,376,513	4.44
Granted	217,500	1.36
Canceled	(329,413)	4.73
Exercised	—	—

Outstanding at December 31, 2012	1,264,600	$3.84

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2012:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.68 - $1.58	477,845	8.39	$1.50	186,180	$1.58
1.61 - 2.62	141,847	6.79	2.43	106,637	2.41
2.77 - 4.03	180,900	5.36	3.49	139,650	3.68
4.90 - 5.12	294,357	5.13	5.12	294,357	5.12
5.20 - 74.50	169,651	2.21	9.73	169,651	9.73

	1,264,600	6.20	$3.84	896,475	$4.71

Our outstanding options expire on various dates through June 2022. The weighted-average contractual term of outstanding options was 6.2 years and the weighted-average contractual term of currently exercisable stock options was 5.3 years. At December 31, 2012, there were no outstanding options with an exercise price less than the current market value. The number of options exercisable and their weighted average exercise price at December 31, 2011and 2010 totaled 735,701 and $6.64 and 830,552 and $7.57, respectively.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2011	641,813	$1.92
Granted	308,019	1.16
Vested	(364,941)	1.89
Forfeited	(138,608)	1.67

Balance nonvested at December 31, 2012	446,283	$1.50

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2012	2011	2010
Weight-average grant date fair value	$1.16	$1.69	$2.66
Fair value of restricted stock awards	$358,000	$1,009,000	$911,000
Fair value of restricted stock awards vested	$688,000	$669,000	$539,000

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the year ended December 31, 2012 we withheld 99,323 shares to satisfy $135,000 of employees’ tax obligations and for the year ended December 31, 2011 we withheld 179,636 shares to satisfy $303,000 of employees’ tax obligations.

The impact of all equity awards on the consolidated statements of operations for 2012 was an expense of $854,000 and $0.02 on basic and diluted earnings per share. The 2011 and 2010 impact on net income was an expense of $1.6 million and $1.2 million, respectively, and $0.05 on basic and diluted earnings per share. No stock compensation cost was capitalized during the periods. The total compensation cost related to non-vested option awards not yet recognized was $682,000 and the weighted-average period over which the cost is expected to be recognized is 1.2 years. The total compensation cost related to non-vested stock awards not yet recognized was $240,000, and the weighted-average period over which the cost is expected to be recognized is 8 months.

Warrants

The following is a summary of outstanding warrants at December 31, 2012:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
Warrants related to February 2012 financing	5,033,414	5,033,414	$1.350	February 22, 2017*
Warrants related to November 2012 financing	100,000	0	$0.375	November 26, 2015**
Warrants related to December 2012 financing	187,500	0	$0.400	December 18, 2015**

*

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
**	These warrants will become exercisable on a cash-only basis on November 26, 2013 and December 18, 2013, respectively, and each have a term of three years.

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

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $108,000 to the 401(k) plan in 2012, and no contributions and $251,000 in 2011 and 2010, respectively.

Note 7 — Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases in Santa Barbara, CA and, beginning in January 2012, Austin, TX that expire in November 2016 and March 2017, respectively. The leases contain minimum rent escalation clauses that require additional rental amounts after the first year. Rent expense for these leases with minimum annual rent escalation clauses is recognized on a straight line basis over the minimum lease term. These leases also require us to pay utilities, insurance, taxes and other operating expenses and contain one five-year renewal option. The January 1, 2012 partial sublease of our Santa Barbara facility has offset some of these expenses.

For 2012, 2011 and 2010, rent expense was $956,000, $1,094,000, and $1,065,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2013 to 2020. Royalty expenses totaled $25,000 in 2012, $137,000 in 2011, and $183,000 in 2010. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2013	$25,000	$1,646,000
2014	30,000	1,698,000
2015	45,000	1,750,000
2016	45,000	1,680,000
2017	45,000	88,000
Thereafter	45,000	—

Total payments	$235,000	$6,862,000

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

Note 9 — Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial position or results of operations or cash flows.

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2012	2011	2010
Outstanding stock options	1,264,600	1,376,513	1,083,366
Unvested restricted stock awards	446,283	641,813	787,997
Outstanding warrants	5,320,914	—	10,000

Total	7,031,797	2,018,326	1,881,363

Also, the preferred stock convertible into 5,646,420, 5,646,420 and 6,115,230 shares of common stock at December 31, 2012, 2011and 2010, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Severance Charges

In 2012, as part of our effort to reduce costs, we incurred a severance related operating expense of $104,000. In 2011, we reduced our workforce and incurred $369,000 in severance costs. The 2011, severance expense included in cost of goods was $126,000 and severance expense included in operating expenses was $243,000.

Note 12 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2012	December 31, 2011
Accounts receivable:
Accounts receivable-trade	$57,000	$15,000
U.S. government accounts receivable-billed	67,000	48,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$122,000	$61,000

	December 31, 2012	December 31, 2011
Inventories:
Raw materials	$1,031,000	$1,169,000
Less: Raw material reserves	(1,031,000)	(788,000)
Work-in-process	335,000	338,000
Less: Work-in-process reserves	(314,000)	(240,000)
Finished goods	676,000	1,887,000
Less: Finished goods reserves	(646,000)	(757,000)

	$51,000	$1,609,000

	December 31, 2012	December 31, 2011
Property and Equipment:
Equipment	$18,625,000	$15,557,000
Leasehold improvements	6,675,000	6,675,000
Furniture and fixtures	387,000	387,000

	25,687,000	22,619,000
Less: accumulated depreciation and amortization	(19,445,000)	(19,748,000)

	$6,242,000	$2,871,000

Depreciation expense amounted to $220,000, $701,000, and $871,000 in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010 we disposed of older, fully depreciated equipment with an acquisition value of $520,000, $2,917,000 and $12,000, respectively.

	December 31, 2012	December 31, 2011
Patents, Licenses and Purchased Technology:
Patents pending	$517,000	$522,000
Patents issued	1,033,000	1,523,000
Less accumulated amortization	(661,000)	(636,000)

Net patents issued	372,000	887,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$889,000	$1,409,000

Amortization expense related to these items totaled $93,000, $104,000 and, $105,000 in 2012, 2011, and 2010, respectively. Expected future amortization expense related to these items as of December 31, 2012 will approximate $66,000 in 2013, $62,000 in 2014, $61,000 in 2015, $61,000 in 2016, $60,000 in 2017 and $580,000 thereafter.

	December 31, 2012	December 31, 2011
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$81,000	$68,000
Compensated absences	215,000	272,000
Compensation related	47,000	20,000
Warranty reserve	227,000	225,000
Deferred rent	470,000	422,000
Other	94,000	233,000

Total	1,134,000	1,240,000
Less current portion	(460,000)	(612,000)

Long term portion	$674,000	$628,000

	2012	2011	2010
Warranty Reserve Activity:
Beginning balance	$225,000	$289,000	$255,000
Additions	74,000	26,000	78,000
Deductions	(72,000)	(90,000)	(44,000)

Ending balance	$227,000	$225,000	$289,000

Supplemental Cash Flow Information:

	2012	2011	2010
Cash paid for interest	$—	$13,000	$29,000

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net revenues (1)	$399,000	$596,000	$1,331,000	$1,133,000
Loss from operations (2)	3,006,000	3,443,000	2,270,000	2,307,000
Net loss	2,988,000	3,419,000	2,262,000	2,259,000
Basic and diluted loss per common share	$(0.08)	$(0.09)	$(0.06)	$(0.05)
Weighted average number of shares outstanding	35,577,732	39,904,601	39,511,809	41,882,777
2011
Net revenues (1)	$1,620,000	$1,116,000	$479,000	$284,000
Loss from operations (2)	3,708,000	3,204,000	3,346,000	3,403,000
Net loss	3,713,000	3,209,000	3,329,000	3,132,000
Basic and diluted loss per common share	$(0.12)	$(0.10)	$(0.10)	$(0.10)
Weighted average number of shares outstanding	30,219,318	32,184,816	32,224,901	32,688,282

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.
(2)	Includes increased reserve for inventory obsolescence of $92,000, $90,000, $88,000 and zero, respectively, in the 2012 quarters and $0, $0, $63,000 and $654,000, respectively, in the 2011 quarters.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2012
Allowance for Uncollectible Accounts	$2,000	$—	$—	$—	$2,000
Reserve for Inventory Obsolescence	1,785,000	270,000	—	(64,000)	1,991,000
Reserve for Warranty	225,000	74,000	—	(72,000)	227,000
Deferred Tax Asset Valuation Allowance	40,158,000	4,449,000	—	—	44,607,000

2011
Allowance for Uncollectible Accounts	2,000	—	—	—	2,000
Reserve for Inventory Obsolescence	1,096,000	717,000	—	(28,000)	1,785,000
Reserve for Warranty	289,000	26,000	—	(90,000)	225,000
Deferred Tax Asset Valuation Allowance	35,100,000	5,058,000	—	—	40,158,000

2010
Allowance for Uncollectible Accounts	11,000	—	—	(9,000)	2,000
Reserve for Inventory Obsolescence	828,000	413,000	—	(145,000)	1,096,000
Reserve for Warranty	255,000	78,000	—	(44,000)	289,000
Deferred Tax Asset Valuation Allowance(1)	$120,609,000	$(85,509,000)	$—	$—	$35,100,000

(1)	The deferred tax asset valuation allowance decreased by $85.5 million in 2010 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2013

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ David W. Vellequette David W. Vellequette	Director	March 8, 2013

/s/ Lynn J. Davis Lynn J. Davis	Director	March 8, 2013

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman of the Board	March 8, 2013