Form 10-K/A
period 2012-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2013-04-04
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A, Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 8, 2013 (the “Original Filing”) is being filed to (i) include certain information required by Part III of Form 10-K that was omitted from Part III of our Original 10-K Filing because it was to be incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders or an amendment to the Original 10-K Filing. We are electing to provide such information via an amendment to our Original 10-K Filing; and (ii) provide financials in XBRL format.

Except for the items described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission.

In addition, in connection with filing of this Amendment, and pursuant to the rules of the SEC, our Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Section 302 certifications. Accordingly, Part IV, Item 15 has also been amended to reflect the filing of such certifications.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 18, 2013:

Name	Age	Position
Martin A. Kaplan(1)(2)(3)	75	Chairman of the Board
Lynn J. Davis(1)(2)(3)(4)	66	Director
David W. Vellequette(1)(2)(3)	56	Director
Jeffrey A. Quiram(4)	52	President, Chief Executive Officer and Director
William J. Buchanan	64	Chief Financial Officer (Principal Financial and Accounting Officer)
Kenneth E. Pfeiffer	45	Vice President, Engineering
Robert L. Johnson	62	Senior Vice President, Operations
Adam L. Shelton	46	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.

Each of our directors, including each of our current nominees, was nominated based on the assessment of our Nominating Committee and our Board that he has demonstrated: an ability to make meaningful contributions to our Board; independence; strong communication and analytical skills; and a reputation for honesty and ethical conduct. Our Board consists of, and seeks to continue to include, persons whose diversity of skills, experience and background are complementary to those of our other directors.

Martin A. Kaplan has served on our board since 2002 and was named Chairman of the Board in October 2010. From 2000 through 2012, Mr. Kaplan was Chairman of the Board of JDS Uniphase, Inc., a telecommunications equipment company. He remains a director. He also serves as a director of Actelis Networks, a private telecommunications company. In a career spanning 40 years, Mr. Kaplan last served as Executive Vice-President of the Pacific Telesis Group, which became a subsidiary of SBC Communications in 1997. Mr. Kaplan has served as a director of a number of other public and private companies. Mr. Kaplan earned a B.S. in engineering from California Institute of Technology. Our Board has determined that Mr. Kaplan is qualified to serve as a director because he has extensive business leadership and board experience.

Lynn J. Davis has served on our Board since 2005. He served as President, Chief Operating Officer and director of August Technology, a manufacturer of inspection equipment for the semiconductor fabrication industry from 2005 to 2006. From 2002 to 2004, he was a partner at Tate Capital Partners Fund, LLC, a private investment firm he co-founded. Prior to Tate, Mr. Davis was an employee of ADC Telecommunications for 28 years, serving in 14 management positions, including Corporate President, Group President and Chief Operating Officer. He is also Chairman of the Board of Directors of Flexsteel Industries Inc., a furniture manufacturer. Mr. Davis holds a B.S. in electrical engineering from Iowa State University and an M.B.A. from the University of Minnesota. Our Board has determined that Mr. Davis is qualified to serve as a director because he has extensive knowledge in various management roles in the telecommunications industry, including manufacturing, sales and marketing. In addition, as a venture capitalist, Mr. Davis has worked with smaller companies and brings a valuable entrepreneurial approach to management and compensation issues.

David W. Vellequette has served on our Board since 2007. Mr. Vellequette currently serves as Chief Financial Officer of Avaya Corporation, a provider of next generation business collaboration and communications solutions, a position he has held since October 2012. From 2004 until October 2012, he was employed by JDS Uniphase Inc., where he was Chief Financial Officer from 2005 thru 2012. From 2002 to 2004, he served as Vice President of Worldwide Sales and Service Operations at Openwave Systems, Inc., an independent provider of software solutions for the mobile communications and media industries. From 1992 and 2002, Mr. Vellequette held positions of increasing responsibility at Cisco Systems, first as Corporate Controller of StrataCom Corporation (acquired by Cisco in 1996) and from 2000 as Vice President of Finance. From 1984 to 1992, Mr. Vellequette was Corporate Controller of Altera Corporation, a supplier of programmable silicon solutions to the electronics industry. Mr. Vellequette began his finance career as an auditor with Ernst & Young. He holds a B.S. in Accounting from the University of California, Berkeley, and is a CPA. Our Board has determined that Mr. Vellequette is qualified to serve as a director because he has extensive knowledge about public and financial accounting matters.

Jeffrey A. Quiram has served on our Board, and has been our President and Chief Executive Officer, since 2005. From 1991 to 2004, Mr. Quiram served ADC Telecommunications in a variety of management roles, including Vice President of its wireless business unit. Mr. Quiram has a B.S. in Quantitative Methods and Computer Science from College of St. Thomas, and an M.B.A. from University of Minnesota. Our Board has determined that Mr. Quiram is qualified to serve as a director because he has extensive knowledge about product development, business planning, and complex manufacturing. In addition, he has extensive knowledge about our corporate operations and market activities from serving as our Chief Executive Officer.

William J. Buchanan has been our Chief Financial Officer since May 2010. Mr. Buchanan joined us in 1998 and served as our Controller from 2000 to May 2010. For 16 years prior to joining us, he was a self-employed private investor and investment advisor. For the nine years prior to that, he served in various executive and accounting positions with Applied Magnetics Corp and Raytheon Co. Mr. Buchanan holds a B.A. in Economics from California State University, Fresno.

Robert L. Johnson has been our Senior Vice President, Operations since 2004. Mr. Johnson joined us in 2000 as Vice President of Wireless Manufacturing. From 1996 to 2000, Mr. Johnson was the Director and General Manager of Schlumberger ATE. From 1990 to 1996, he served as Vice President and General Manager of Harman International Industries. Mr. Johnson studied industrial engineering at Arizona State University.

Adam L. Shelton has been our Vice President, Product Management and Marketing since 2006. From 2005 to 2006, Mr. Shelton was the Senior Director of Marketing for Motorola. From 2003 to 2005, he was the Senior Director of Marketing for Advanced Fibre Communications (AFC), now Tellabs. Mr. Shelton also held various management and executive management positions with Mahi Networks, ATU Communications and Bell Canada. Mr. Shelton graduated with dean’s honors as a Civil Engineering Technologist from Seneca College in Toronto, Canada.

Kenneth E. Pfeiffer has been our Vice President, Engineering since 2012. From 2009 to 2011, Mr. Pfeiffer was Vice President, Engineering at Veeco Instruments Inc. From 2006 to 2009, Mr. Pfeiffer was the Director of Equipment Engineering for HelioVolt Corporation. Prior to that, Mr. Pfeiffer held various engineering and management positions at Active Power, Inc. and Applied Materials, Inc. Mr. Pfeiffer obtained a B.S. Mechanical Engineering degree from Texas A&M University in 1990 and a M.S. Mechanical Engineering from the University of Texas in 1994. He also holds a Master’s in Business Administration degree from the University of Texas at Austin.

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

•

Our Board has determined that all of our directors, other than Mr. Quiram, are independent as defined by the rules of the SEC and The NASDAQ Stock Market (“NASDAQ”). Our Audit Committee, Corporate Development Committee, Compensation Committee and Governance and Nominating Committee each consists entirely of independent directors under the rules of the SEC and NASDAQ.

•

We have a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and Chief Financial Officer. If we amend any provision of our Code of Business Conduct and Ethics that applies to our Chief Executive Officer or Chief Financial Officer (or any persons performing similar functions), or if we grant any waiver (including an implicit waiver) from any provision of our Code of Business Conduct and Ethics to our Chief Executive Officer or Chief Financial Officer (or any persons performing similar functions), we will disclose those amendments or waivers on our website at www.suptech.com/Investors/Corporate Governance/Amendments and Waivers to the Code of Conduct within four business days following the date of the amendment or waiver.

•	Our Audit Committee reviews and approves all related-party transactions.

•

As part of our Code of Business Conduct and Ethics, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. Our Audit Committee receives directly, without management participation, all hotline activity reports concerning accounting, internal controls or auditing matters.

Board Leadership Structure and Role in Risk Oversight

Our Board’s current policy is to separate the role of Chairman of our Board and Chief Executive Officer. Our Board believes that this structure combines accountability with effective oversight. This structure also allows us to benefit from the experience and knowledge of our Chairman, who has been on our board since 2002, while reflecting the responsibilities and contributions of our Chief Executive Officer. In addition, we believe that the independence of our Chairman provides additional oversight over the decisions of our management and places additional control in the hands of our independent directors.

Our Board is actively involved in overseeing our risk management through our Audit Committee. Under its charter, our Audit Committee is responsible for inquiring of management and our independent auditors about significant areas of risk or exposure and assessing the steps management has taken to minimize such risks. Our Board’s role in risk oversight has not affected our Board’s determination that the separation of roles of Chairman and Chief Executive Officer is most appropriate for our company.

Stockholder Communications with Directors

Stockholders who want to communicate with our Board or with a particular director or committee may send a letter to our Secretary at Superconductor Technologies Inc., 460 Ward Drive, Santa Barbara, California 93111. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of our Board or just certain specified individual directors or a specified committee. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our Annual Meetings of Stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2012 Annual Meeting of Stockholders.

Board Meetings and Committees

During 2012, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of eleven meetings during 2012. Our Board has three standing committees — an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met seven times during 2012. The current members of our Audit Committee are Messrs. Vellequette (Chairman), Kaplan and Davis.

Our Board has determined that all members of our Audit Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Board has determined that Mr. Vellequette is an “audit committee financial expert.”

Compensation Committee

Our Compensation Committee reviews and approves salaries, bonuses and other benefits payable to the executive officers and administers our management incentive plan. Our Compensation Committee makes all compensation decisions with respect to our Chief Executive Officer and makes recommendations to our Board regarding non-equity compensation and equity awards to our other named executive officers (set forth below under “Executive Compensation—Summary Compensation Table”) and all other elected officers. In doing so, with respect to named executive officers other than the Chief Executive Officer, our Compensation Committee generally receives a recommendation from our Chief Executive Officer and other officers as appropriate. Our Chief Executive Officer also generally recommends the number of options or other equity awards to be granted to executive officers, within a range associated with the individual executive’s salary level, and presents this to our Compensation Committee for its review and approval.

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We do not annually benchmark our executive compensation against a defined peer group, since we believe that defining such a group is difficult and would not materially affect our decisions. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2012.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be made to our directors.

Our Compensation Committee met four times during 2012. The current members of our Compensation Committee are Messrs. Davis (Chairman), Kaplan and Vellequette. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee (our “Stock Option Committee”) consisting of two members—our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit (120,000 shares for 2012). The Stock Option Committee met twice during 2012. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Kaplan (Chairman), Davis, and Vellequette. Our Nominating Committee met four times in 2012. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ.

Our Nominating Committee manages the process for evaluating current Board members at the time they are considered for re-nomination. After considering the appropriate skills and characteristics required on our Board, the current makeup of our Board, the results of the evaluations, and the wishes of our Board members to be re-nominated, our Nominating Committee recommends to our Board whether those individuals should be re-nominated.

Our Nominating Committee periodically reviews with our Board whether it believes our Board would benefit from adding a new member(s), and if so, the appropriate skills and characteristics required for the new member(s). If our Board determines that a new member would be beneficial, our Nominating Committee solicits and receives recommendations for candidates and manages the process for evaluating candidates. All potential candidates, regardless of their source (including candidates recommended by security holders), are reviewed under the same process. Our Nominating Committee (or its chair) screens the available information about the potential candidates. Based on the results of the initial screening, interviews with viable candidates are scheduled with Nominating Committee members, other members of our Board and senior members of management. Upon completion of these interviews and other due diligence, our Nominating Committee may recommend to our Board the election or nomination of a candidate.

Candidates for independent Board members have typically been found through recommendations from directors or others associated with us. Our stockholders may also recommend candidates by sending the candidate’s name and resume to our Nominating Committee under the provisions set forth above for communication with our Board. No such suggestions from our stockholders were received in time for our Annual Meeting.

Our Nominating Committee has no predefined minimum criteria for selecting Board nominees, although it believes that (i) all directors should share qualities such as: an ability to make meaningful contributions to our board; independence; strong communication and analytical skills; and a reputation for honesty and ethical conduct; and (ii) independent directors should share qualities such as: experience at the corporate, rather than divisional level, in multi-national organizations as large as or larger than us; and relevant, non-competitive experience. Our Nominating Committee does not have a formal policy with respect to diversity. However, our Nominating Committee and our Board believe that it is important that we have Board members whose diversity of skills, experience and background are complementary to those of our other Board members. In considering candidates for our Board, our Nominating Committee considers the entirety of each candidate’s credentials. In any given search, our Nominating Committee may also define particular characteristics for candidates to balance the overall skills and characteristics of our Board and our perceived needs. However, during any search, our Nominating Committee reserves the right to modify its stated search criteria for exceptional candidates.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2012.

AUDIT COMMITTEE REPORT

The information contained in this Audit Committee Report shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that we specifically incorporate this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (except to the extent that we specifically request that this information be treated as soliciting material or specifically incorporate this information by reference).

Our Audit Committee reviews our financial reporting process on behalf of our Board. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. Our Audit Committee has reviewed and discussed the audited financial statements with management. In addition, our Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Statements on Auditing Standards No. 61, as amended (AICPA, Professional Standards Vol. 1. AU section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

Our Audit Committee has also received the written disclosures and the letter from our independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding their communications with the audit committee concerning independence, and has discussed with them their independence, including whether their provision of other non-audit services to us is compatible with maintaining their independence.

Our Audit Committee discussed with our independent registered public accounting firm the overall scope and plans for the audit. Our Audit Committee meets with them, with and without management present to discuss the results of their examinations, the evaluation of our internal controls and the overall quality of our reporting.

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2012 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
David W. Vellequette (Chairman)
Martin A. Kaplan
Lynn J. Davis

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2012, 2011 and 2010 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2012 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey A. Quiram	2012	324,450	66,542	45,545	—	36,351	472,888
President, Chief	2011	324,450	167,058	123,708	—	102,771	717,987
Executive Officer, Director	2010	321,179	86,536	66,288	—	102,925	576,928

Robert L. Johnson	2012	242,462	37,296	25,527	—	12,628	317,913
Senior Vice President,	2011	242,462	93,553	69,277	—	10,331	415,623
Operations	2010	240,289	48,501	37,153	—	12,384	338,327

Adam L. Shelton	2012	247,200	38,024	26,025	—	107,884	419,133
Vice President Product	2011	247,200	93,553	69,277	—	37,889	447,919
Management and Marketing	2010	244,708	49,450	37,879	—	42,340	374,377

(1)	The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on March 8, 2013.
(2)	The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums and company 401(k) matching for each named executive officer as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. The aggregate dollar amount of perquisites or other personal benefits for Mr. Johnson is less than $10,000. Pursuant to the terms of his employment agreement, Mr. Quiram received $31,314, $102,321 and $102,235 in 2012, 2011 and 2010, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses; and Mr. Shelton received $89,585 in 2012 for moving to our Austin facility and $13,605, $37,589 and $42,040 in 2012, 2011 and 2010, respectively, for travel expenses for travel from his home in California to our headquarters.

Narrative Disclosure to Summary Compensation Table

Employment Agreement

We entered into an employment agreement with Mr. Quiram in 2005, which was amended in 2007. The employment agreement provides for the following:

•	Appointment as our President, Chief Executive Officer and a member of our Board;

•	A base salary, which was $315,000 per year for 2008-2009 and increased to $324,400 during 2010;

•	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by our Compensation Committee and Mr. Quiram;

•	Accelerated vesting of all his equity grants in the event of an Involuntary Termination or Change of Control (both as defined in his employment agreement);

•	A severance payment equal to one year’s salary and continued benefits for one year in the event of Involuntary Termination;

•

In the event of a Change of Control, whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants;

•

Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near our Santa Barbara headquarters; and a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses; and

•	Lease of an automobile.

Change of Control Agreements

We also have a “change of control” agreement with Mr. Shelton. The change of control agreement generally provide that, if the employee’s employment is terminated within twenty-four months of a “Change of Control” (as defined in the change of control agreements) either (i) by us for any reason other than death, “Cause” or “Disability” (as both terms are defined in the change of control agreements) or (ii) by the employee for “Good Reason” (as defined in the change of control agreements), then the terminated employee will be entitled to severance benefits salary continuation payments and continuation of health/life insurance benefits for 18 months and accelerated vesting for all outstanding unvested stock options and other equity securities held by the employee. Any payments or distributions made to or for the benefit of the named employees under these change of control agreements will be reduced, if necessary, to an amount that would result in no excise taxes being imposed under Internal Revenue Code Section 4999.

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. At the beginning of 2012, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan for 2012 and to not award cash bonuses based on financial objectives in 2012. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2012.

Equity Grants

For 2012, we made the following grants of restricted stock awards and options to our named executive officers:

Name	Grant Date	Stock Awards: Number of Shares (#)(1)	Option Awards: Number of Shares underlying options (#)(2)	Exercise price of option awards ($/Share)	Grant date Fair Value of Stock & Option Awards ($)(3)
Jeffrey A Quiram	02/09/2012	45,577	—	0.00	66,542
	02/09/2012	—	45,577	1.46	45,545

Robert L Johnson	02/09/2012	25,545	—	0.00	37,296
	02/09/2012	—	25,545	1.46	25,527

Adam L Shelton	02/09/2012	26,044	—	0.00	38,024
	02/09/2012	—	26,044	1.46	26,025

(1)	These restricted stock awards were granted to the named executive officers on February 9, 2012.

(2)	These stock options were granted as part of our regular performance review process and vest based on the executive continuing to provide services to us through the applicable vesting dates.
(3)	The value of a stock award or stock option award is based on the fair market value as of the grant date of such award determined pursuant to ASC 718. Stock awards consist of restricted stock awards. The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Jeffrey A Quiram	120,000	—		6.90	5/25/2015	—		—
	50,000	—		5.12	2/20/2018	—		—
	36,735	—		5.12	2/20/2018	—		—
	22,019	11,009	(2)	2.62	5/06/2020
	52,867	52,866	(3)	1.58	1/25/2021
	—	45,577	(4)	1.46	2/9/2022
	—	—		—	—	8,257	(2)	2,452
	—	—		—	—	5,504	(2)	1.635
	—	—		—	—	52,866	(3)	15,701
						22,789	(4)	6,768
						22,788	(4)	6,768

Robert L Johnson	18,000	—		5.12	2/20/2018	—		—
	20,589	—		5.12	2/20/2018	—		—
	12,342	6,170	(2)	2.62	5/06/2020	—		—
	29,606	29,605	(3)	1.58	1/25/2021	—		—
	—	25,545	(4)	1.46	2/9/2022
	—	—		—	—	4,628	(2)	1,375
	—	—		—	—	3,085	(2)	916
	—	—		—	—	29,605	(3)	8,793
						12,773	(4)	3,794
						12,772	(4)	3,793

Adam L Shelton	55,000	—		4.03	4/24/2016	—		—
	24,000	—		5.12	2/20/2018	—		—
	20,991	—		5.12	2/20/2018	—		—
	12,582	6,292	(2)	2.62	5/06/2020
	29,606	29,605	(3)	1.58	1/25/2021	—		—
	—	26,044	(4)	1.46	2/9/2022	—		—
						4,718	(2)	1,401
	—	—		—	—	3,145	(2)	934
	—	—		—	—	29,605	(3)	8,793
						13,022	(4)	3,868
						13,022	(4)	3,868

(1)	These options are fully vested.

(2)	These shares vested 50% on May 6, 2012 and the remaining 50% will vest on May 6, 2013.
(3)	These shares vested 50% on January 25, 2012 and the remaining 50% vested on January 25, 2013.
(4)	These shares vested 50% on February 9, 2013 and the remaining 50% will vest on February 9, 2014
(5)	The market value is calculated using the closing share price of our common stock of $0.297 on December 31, 2012.

Non-employee Director Compensation

Summary of Compensation

Our directors who are also our employees do not receive additional compensation for their service on our Board. Our Board maintains a written compensation policy for our non-employee directors. Each director other than our Chairman of the Board receives an annual cash retainer of $20,000, and our Chairman of the Board receives an annual cash retainer of $40,000. The annual cash retainer is paid bi-annually and requires that the director attend at least 75% of our Board meetings. Each director receives a $5,000 annual retainer for service as a member of our four standing committees. In addition, on the date of each annual meeting of stockholders, each director other than our Chairman of the Board receives an equity grant of 10,000 shares of our common stock, and our Chairman of the Board receives a grant of 15,000 shares. In addition to the foregoing equity grants, new directors receive an initial grant of 25,000 shares of our common stock on the date that they join our Board. Initial equity grants vest in three equal installments, on each anniversary of the grant date, and annual grants vest in two equal installments, on each anniversary of the grant date. Our Board provides an additional $15,000 annual retainer (which is paid bi-annually) as compensation for service as chairman of our Audit Committee and an additional $10,000 annual retainer for service as chairman of each of our Corporate Development Committee, Compensation Committee and Nominating Committee.

Non-employee directors do not receive compensation from us other than as a director or as committee member. There are no family relationships among our directors and executive officers.

The following table summarizes the compensation paid to our non-employee directors for 2012:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Martin A. Kaplan	58,047	17,750	75,797

Lynn J. Davis	38,046	14,200	52,246

David W. Vellequette	43,046	14,200	57,246

Dennis J. Horowitz (2)	17,582	—	17,582

John D. Lockton (2)	11,955	—	11,955

(1)	The amounts in this column represent the aggregate grant date fair value of the shares of restricted common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on March 8, 2013. As of December 31, 2012: (i) Mr. Kaplan had 23,000 options to purchase common stock and 38,333 unvested shares of restricted common stock; (ii) Mr. Davis had 21,400 options to purchase common stock and 29,999 unvested shares of restricted common stock; (iii) Mr. Vellequette had 15,000 options to purchase common stock and 29,999 unvested shares of restricted common stock.
(2)

On May 4, 2012, director John Lockton resigned from our Board and director Dennis Horowitz, retired upon conclusion of his term as a director at our May 22, 2012 annual stockholders’ meeting. On May 5, 2012 and May 6, 2012, respectively, Mr. Lockton and Mr. Horowitz entered into consulting agreements with us that provide for total compensation of $35,000 and 10,000 shares of restricted common stock subject to vesting during the term ended March 31, 2013. Consistent with past practice, effective as of their respective dates of termination of board service, we also extended the exercise period of options held by such director to the term of the options and accelerated the vesting of previously granted restricted stock.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 18, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 460 Ward Drive, Santa Barbara, California 93111.

Name	Number of Shares (1)		Percentage Ownership
Xiaoxiong Zhang	2,877,361	(2)	5.7%
3/F, Block B, Tongfang Information
Harbor, 11 Langshan, Nanshan Dist.,
Shenzhen, China 518057
Kopp Investment Advisors, LLC	8,778,935	(3)	17.4%
7701 France Avenue South, #500
Edina, MN 55435
Jeffrey A. Quiram	822,728		1.6%
William J. Buchanan	306,046		*
Robert L. Johnson	347,695		*
Adam L. Shelton	385,125		*
Kenneth E Pfeiffer	76,486		*
Lynn J. Davis	71,400		*
Martin A. Kaplan	110,920		*
David W. Vellequette	65,000		*
All executive officers and directors as a group (8 persons)	2,185,400		4.3%

* Less than 1%.

(1)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 18, 2013 as follows: Mr. Quiram, 368,286 shares; Mr. Buchanan 125,201 shares; Mr. Johnson 129,085 shares; Mr. Shelton, 191,098 shares; Mr. Davis, 21,400 shares; Mr. Kaplan, 23,000 shares; Mr. Vellequette, 15,000 shares; and all executive officers and directors as a group, 844,264 shares.
(2)

Based solely on information reported in a joint Schedule 13G/A filed with the SEC on February 17, 2010, by China Poly Group, Ltd. (“China Poly Group”), Hunchun Baoli Communications Co., Ltd. (“Baoli”), Baoli Investment Group Ltd. (“Baoli Investment”), and Xiaoxiong Zhang (“Mr. Zhang”):(A) each of China Poly Group, Baoli and Baoli Investment is a company organized under the laws of the People’s Republic of China; (B) Mr. Zhang is the majority and controlling shareholder of China Poly Group;(C) collectively, China Poly Group, Baoli and Baoli Investment are the beneficial owners of 2,877,361 shares of which (i) China Poly Group has shared voting power with respect to 1,924,296 shares and shared dispositive power with respect to 2,277,361 shares; (ii) Baoli has shared voting and dispositive power with respect to 2,148,296 shares; (iii) Baoli Investment has shared dispositive power with respect to 600,000 shares; and (iv) Mr. Zhang has shared voting power with respect to 1,924,296 shares and shared dispositive power with respect to 2,877,361 shares; (D) China Poly Group holds 353,065 shares directly and Baoli Investment holds

600,000 shares directly. The shares described in subsection (D) are subject to an Irrevocable Proxy and Voting Agreement pursuant to which we hold all voting rights in such shares. We are aware that Baoli and China Poly Group have transferred common and preferred shares to affiliates in several transactions. We do not know whether such transferred shares continue to be beneficially owned by Mr. Zhang. The shares transferred by China Poly Group continue to be subject to an Irrevocable Proxy and Voting Agreement pursuant to which the shares must be voted in proportion to the other shares voting on an issue. Subject to the terms and conditions of the Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by the holder and related parties following such conversion does not exceed 9.9% of our outstanding common stock.
(3)	Based solely on information reported in a Schedule 13D/A filed with the SEC on December 21, 2012 by Kopp Investment Advisors, LLC (“KIA”), Kopp Holding Company, LLC (“KHCLLC”), and LeRoy C. Kopp (“Mr. Kopp”). KIA, KHCLLC and Mr. Kopp are the beneficial owners of and have shared voting authority with respect to 8,776,335 shares and shared dispositive power with respect to 2,911,202 shares. Mr. Kopp has sole dispositive power with respect to 5,867,733 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We and Hunchun BaoLi Communication Co. Ltd. (“BAOLI”), who beneficially owns more than 5%, which is the required disclosure threshold, of our stock, have established a joint venture to manufacture and market our SuperLink® interference elimination solution for the China market. Our agreements provide that BAOLI will provide the manufacturing expertise and financing in exchange for 55% of the equity and we will provide an exclusive license in the China market of the enabling technology in exchange for 45% of the equity and a royalty on sales.

On May 4, 2012, director John Lockton resigned from our Board of Directors, and on May 5, 2012 we entered into an exclusive consulting agreement with Mr. Lockton whereby he will provide the our Board of Directors consulting services for a term commencing upon his resignation and ended March 31, 2013.

On May 6, 2012, we also entered into an exclusive consulting agreement with director Dennis Horowitz, who retired as our director upon conclusion of his term as a director at our May 22, 2012 annual stockholders’ meeting, whereby Mr. Horowitz will provide the our Board of Directors consulting services for a term commencing on May 22, 2012 and ended March 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee regularly reviews and determines whether specific non-audit projects or expenditures with our independent registered public accounting firm, Marcum LLP, potentially affects its independence. Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Marcum LLP. Pre-approval is generally provided by our Audit Committee for up to one year, as detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. Our Audit Committee may also pre-approve additional services of specific engagements on a case-by-case basis.

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2012 and 2011, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2012	2011
Audit fees(1)	$215,455	$231,885
All other fees(2)	$39,067	$48,115

Total	$254,522	$280,000

(1)	Includes fees for professional services rendered for the audit of our annual financial statements and review of our annual report on Form 10-K and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2012 and 2011.
(2)	These fees related to services rendered for our S-3 registration statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Exhibits.

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the accompanying Exhibit Index of this Amendment are filed with, or incorporated by reference in, this report.

Exhibit Number	Description of Exhibit
†31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
†31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
†101	Financials provided in XBRL format.

†	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of April 2013.

SUPERCONDUCTOR TECHNOLOGIES INC.

By:	/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer