Form 10-Q
period 2013-03-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2013-05-10
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

We had 4,751,284 shares of our common stock outstanding as of the close of business on May 1, 2013.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 30, 2013

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

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2012.

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

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net revenues:
Commercial product revenues	$776,000	$344,000
Government and other contract revenues	—	55,000

Total net revenues	776,000	399,000

Costs and expenses:
Cost of commercial product revenues	226,000	844,000
Cost of government and other contract revenue	—	52,000
Research and development	1,438,000	1,161,000
Selling, general and administrative	1,345,000	1,348,000

Total costs and expenses	3,009,000	3,405,000

Loss from operations	(2,233,000)	(3,006,000)

Other Income and Expense
Loss in joint venture investment in Resonant LLC	(182,000)	—
Other income	6,000	16,000
Interest income	1,000	2,000

Net loss	$(2,408,000)	$(2,988,000)

Basic and diluted net loss per common share	$(0.58)	$(1.01)

Basic and diluted weighted average number of common shares outstanding	4,152,036	2,964,811

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2013	December 31, 2012
	(Unaudited)	(See Note)

ASSETS

Current Assets:
Cash and cash equivalents	$1,656,000	$3,634,000
Accounts receivable, net	342,000	122,000
Inventory, net	145,000	51,000
Prepaid expenses and other current assets	228,000	315,000

Total Current Assets	2,371,000	4,122,000

Property and equipment, net of accumulated depreciation of $19,657,000 and $19,445,000, respectively	6,202,000	6,242,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,383,000 and $2,367,000, respectively	817,000	889,000
Other assets	562,000	776,000

Total Assets	$9,952,000	$12,029,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$630,000	$603,000
Accrued expenses	609,000	460,000

Total Current Liabilities	1,239,000	1,063,000
Other long term liabilities	663,000	674,000

Total Liabilities	1,902,000	1,737,000

Commitments and contingencies-Notes 5 and 6

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 536,520 and 564,642 shares issued and outstanding, respectively	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 4,237,457 and 4,193,690 shares issued and outstanding, respectively	4,000	4,000
Capital in excess of par value	272,397,000	272,231,000
Accumulated deficit	(264,352,000)	(261,944,000)

Total Stockholders’ Equity	8,050,000	10,292,000

Total Liabilities and Stockholders’ Equity	$9,952,000	$12,029,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note—December 31, 2012 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,408,000)	$(2,988,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,000	66,000
Stock-based compensation expense	166,000	321,000
Write-off of intangibles	79,000	—
Provision for excess and obsolete inventories	—	92,000
Gain on disposal of property and equipment	(6,000)	(15,000)
Equity loss from Resonant LLC	182,000	—
Changes in assets and liabilities:
Accounts receivable	(220,000)	(119,000)
Inventories	(94,000)	161,000
Prepaid expenses and other current assets	87,000	37,000
Patents and licenses	(23,000)	30,000
Other assets	32,000	2,000
Accounts payable, accrued expenses and other current liabilities	165,000	237,000

Net cash used in operating activities	(1,806,000)	(2,176,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(178,000)	(966,000)
Net proceeds from the sale of property and equipment	6,000	15,000

Net cash used in investing activities	(172,000)	(951,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	—	(129,000)
Net proceeds from the sale of common stock	—	6,621,000

Net cash provided by financing activities	—	6,492,000

Net (decrease) increase in cash and cash equivalents	(1,978,000)	3,365,000
Cash and cash equivalents at beginning of period	3,634,000	6,165,000

Cash and cash equivalents at end of period	$1,656,000	$9,530,000

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

Historically, we used research and development contracts as a source of funds for our commercial technology development. We are not currently involved as either contractor or subcontractor on contracts with the U.S. government. For the three months ended March 30, 2013 and March 31, 2012, government and other contract revenues accounted for 0% and 14%, respectively, of our net revenues.

For the three months ended March 30, 2013 and March 31, 2012, commercial product revenues accounted for 100% and 86%, respectively, of our net revenues.

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2012. The results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results for all of 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and had an accumulated deficit of $262.0 million through 2012. For the three months ended March 30, 2013, we incurred a net loss of $2.4 million and negative cash flows from operations of $1.8 million. For all of 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million.

At March 30, 2013, we had $1.7 million in cash and cash equivalents. Our cash resources will not be sufficient to fund our business for the next 12 months. Because of the uncertainty of these factors, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable

We sell predominantly to entities in the wireless communications industry, and until this year, to entities of the U.S. government. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

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

We currently have no contract revenues. Historically, contract revenues were principally generated under research and development contracts. Contract revenues were recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total estimated contract costs. If the current contract estimate were to indicate a loss, utilizing the funded amount of the contract, a provision would be made for the total anticipated loss. Revenues from research related activities were derived primarily from contracts with agencies of the U.S. Government. Credit risk related to accounts receivable arising from such contracts was considered minimal. These contracts included cost-plus, fixed price and cost sharing arrangements and were generally short-term in nature.

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2003 are closed. Based on historical experience, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and include salary, facility, depreciation and material expenses. Research and development costs are charged to research and development expense. Research and development costs incurred solely in connection with research and development contracts were charged to government and other contract expense.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first quarter of 2013, there were retirements and disposals totaling $6,000 and gains of $6,000 from retirements and disposals. In 2012, there were disposals totaling $520,000 and gains of $92,000 from disposals.

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

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during 2012 and determined there was no impairment. However, for the period ended March 30, 2013, we expensed $79,000 of patents pending.

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. As of December 31, 2012 and March 30, 2013, our interest in Resonant was 30%, and the net value of the assets contributed, estimated to approximate fair value, was $423,000 and $241,000, respectively. We have included this investment in Other assets for both periods, and have accounted for it using the equity method. For the period ending March 30, 2013 we recognized an expense of $182,000.

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

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2012. We incurred no expenses in the quarter ended March 30, 2013 or in the full year 2012 as a result of this joint venture.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 30, 2013 and March 31, 2012.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended March 30, 2013 and March 31, 2012, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended
	March 30, 2013	March 31, 2012

Expected life in years	4.0	4.0
Risk free interest rate	0.6%	0.6%
Expected volatility	93.3%	100%
Dividend yield	0%	0%

The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 2 to 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate through 2012 and a 15% forfeiture rate in the period ending March 30, 2013 based on our historical stock option cancellation rates over the last 4 years.

The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. We assumed a 10% forfeiture rate through 2012, and a 15% forfeiture rate in the period ending March 30, 2013 based on our historical stock option cancellation rates over the last 4 years.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	March 30, 2013	March 31, 2012

Cost of Revenue	$—	$5,000
Research and development	55,000	101,000
Selling, general and administrative	111,000	215,000

Total stock-based compensation expense	$166,000	$321,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets and other current liabilities as of March 30, 2013 approximate fair value.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. We currently derive net commercial product revenues primarily from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts have historically been presented separately on the condensed consolidated statement of operations.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance or our “2G” HTS products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At March 30, 2013, we had two customers that represented 76% and 21% of total net revenues and 73% of accounts receivable. In 2012, these two customers represented 67% and 22% of total net revenues and 38% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended March 30, 2013:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2012	564,642	$1,000	4,193,690	$4,000	$272,231,000	$(261,944,000)	$10,292,000

Conversion of preferred stock to common stock	(28,122)		23,432	—
Cash in lieu of shares from reverse stock split			(2,865)

Stock-based compensation			23,200		166,000		166,000

Net loss						(2,408,000)	(2,408,000)

Balance at March 30, 2013	536,520	$1,000	4,237,457	$4,000	$272,397,000	$(264,352,000)	$8,050,000

In a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants.

Stock Options

At March 30, 2013, we had no active equity award option plans. Under our last plan, the 2003 Equity Incentive Plan, which expired March 19, 2013, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 30, 2013 or during the three months ended March 31, 2012.

The impact to the condensed consolidated statements of operations for the quarter ended March 30, 2013 on net loss was $80,000 and $0.02 on basic and diluted net loss per common share and for the quarter ended March 31, 2012 the impact was $154,000 and $0.05 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $610,000 and the weighted-average period over which the cost is expected to be recognized was 1.2 years at March 30, 2013.

The following is a summary of stock option transactions under our stock option plans at March 30, 2013:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2012	105,383	$ 8.16 - $ 894.00	$46.08	74,706	$56.52
Granted	33,333	2.52	2.52
Exercised	—		—
Canceled	(1,182)	19.44 - 366.00	38.43

Balance at March 30, 2013	137,534	$2.52 - $894.00	$35.56	91,730	$49.37

The outstanding options expire on various dates through the end of March 2023. The weighted-average contractual term of options outstanding is 7 years and the weighted-average contractual term of stock options currently exercisable is 5.7 years. The exercise prices for these options range from $2.52 to $894 per share, for an aggregate exercise price of approximately $4.9 million. At March 30, 2013, outstanding options covering 33,333 shares, with an intrinsic value of $1,000, had an exercise price less than the current market value and none were exercisable.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at March 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance nonvested at December 31, 2012	37,190	$18.00
Granted	29,167	2.52
Vested	(14,587)	18.71
Forfeited	(5,967)	16.27

Balance nonvested at March 30, 2013	45,803	$8.24

During the three months ended March 31, 2012, we withheld 7,500 shares, to satisfy $129,000 of employees’ tax obligations. There was no such withholding in the three months ended March 30, 2013.

The impact to the condensed consolidated statements of operations for the three months ended March 30, 2013 was $86,000 and $0.02 on basic and diluted net loss per common share and for the quarter ended March 31, 2012 the impact was $168,000 and $0.06 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $203,000 and the weighted-average period over which the cost is expected to be recognized was 9 months.

Warrants

The following is a summary of outstanding warrants at March 30, 2013:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017	*
Warrants related to November 2012 financing	8,333	—	4.50	November 26, 2015	* **
Warrants related to December 2012 financing	15,625	—	4.80	December 18, 2015	* **

*	The warrants are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.
**	These warrants will become exercisable on a cash-only basis on November 26, 2013 and December 18, 2013, respectively, and each have a term of three years.

We issued 513,827 warrants convertible into common shares in connection with our April 2013 financing. These warrants will become exercisable on a cash-only basis in April 2014, at a price of $5.45 per share. One half of the warrants will have a term of one year and the other half will have a term of five years from the 2014 vest date.

4. Earnings Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	March 30, 2013	March 31, 2012

Outstanding stock options	137,534	127,730
Unvested restricted stock awards	45,803	51,311
Outstanding warrants	443,409	419,451

Total	626,746	598,492

Also, the preferred stock convertible into 447,100 shares of common stock was not included since its impact would be anti-dilutive.

5. Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases in Santa Barbara, CA and Austin, TX that expire in November 2016 and March 2017, respectively. The leases contain minimum rent escalation clauses that require additional rental amounts after the first year. Rent expense for these leases with minimum annual rent escalation is recognized on a straight line basis over the minimum lease term. These leases also require us to pay utilities, insurance, taxes and other operating expenses and contain one five-year renewal option. The January 1, 2012 partial sublease of our Santa Barbara facility has offset some of these expenses.

For the three months ended March 30, 2013 and March 31, 2012, rent expense was $221,000 and $309,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2013 to 2020. For each of the three months ended March 30, 2013 and March 31, 2012, royalty expense totaled $6,000. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2013	$25,000	$1,234,000
2014	30,000	1,698,000
2015	45,000	1,750,000
2016	45,000	1,680,000
2017	45,000	88,000
Thereafter	45,000	—

Total payments	$235,000	$6,450,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	March 30, 2013	December 31, 2012

Accounts receivable:
Accounts receivable-trade	$278,000	$57,000
U.S. government accounts receivable-billed	66,000	67,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$342,000	$122,000

	March 30, 2013	December 31, 2012
Inventories:
Raw materials	$1,035,000	$1,031,000
Less: Raw material reserves	(1,031,000)	(1,031,000)
Work-in-process	313,000	335,000
Less: Work-in-process reserves	(313,000)	(314,000)
Finished goods	395,000	676,000
Less: Finished goods reserves	(254,000)	(646,000)

	$145,000	$51,000

	March 30, 2013	December 31, 2012
Property and Equipment:
Equipment	$18,075,000	$18,625,000
Leasehold improvements	7,397,000	6,675,000
Furniture and fixtures	387,000	387,000

	25,859,000	25,687,000
Less: accumulated depreciation and amortization	(19,657,000)	(19,445,000)

	$6,202,000	$6,242,000

Depreciation expense amounted to $218,000 and $34,000 for the three month periods ended March 30, 2013 and March 31, 2012, respectively.

	March 30, 2013	December 31, 2012
Patents and Licenses:

Patents pending	$461,000	$517,000

Patents issued	1,033,000	1,033,000
Less accumulated amortization	(677,000)	(661,000)

Net patents issued	356,000	372,000

Purchase technology	1,706,000	1,706,000
Less accumulated Amortization	(1,706,000)	(1,706,000)

Net purchase technology	—	—

	$817,000	$889,000

Amortization expense related to these items totaled $16,000 and $30,000, for the three month periods ended March 30, 2013 and March 31, 2012, respectively. Amortization expenses are expected to total $48,000 for the remainder of 2013 and $66,000 in of 2014 and $62,000 for 2015.

	March 30, 2013	December 31, 2012
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$121,000	$81,000
Compensated Absences	251,000	215,000
Compensation related	45,000	47,000
Warranty reserve	211,000	227,000
Deferred rent	465,000	470,000
Other	179,000	94,000

	1,272,000	1,134,000
Less current portion	(609,000)	(460,000)

Long term portion	$663,000	$674,000

	For the three months ended,
	March 30, 2013	March 31, 2012
Warranty Reserve Activity:
Beginning balance	$227,000	$225,000
Additions	2,000	5,000
Deductions	(18,000)	(53,000)

Ending balance	$211,000	$177,000

8. Subsequent Events

In a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants.

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in each of the last three years. Demand for wireless communications equipment fluctuates dramatically and unpredictably and recently has been trending downward. As a result of this downward trend, we have managed our inventory to historically low levels, which may result in longer delivery lead times, which may not be acceptable to our customers. If this downward trend continues we may be compelled to refocus our manufacturing away from wireless products altogether. As we transform the company into a HTS wire manufacturer, we continue to evaluate the various options available for our wireless business. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Strategic Initiatives

In addition to our ongoing sale of products for wireless applications described above, we have created several unique capabilities and a HTS manufacturing system related to a new HTS wire platform, and cryocoolers that we are seeking to commercially deploy by leveraging our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise.

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

Superconducting Fault Current Limiter (SFCL):

With power demand on the rise and new power generation sources being added, the grid has become overcrowded and vulnerable to catastrophic faults. Faults are abnormal flows of electrical current like a short circuit. As the grid is stressed, faults and power blackouts increase in frequency and severity. SFCLs act like powerful surge protectors, preventing harmful faults from taking down substation equipment by reducing the fault current to a safer level (20—50% reduction) so that the existing switchgear can still protect the grid. SFCLs protect against damaging fault currents and blackouts while enhancing system safety, stability, and efficiency. A critical benefit for new build outs is the improved system reliability when renewables, like solar and wind, are added. When compared to a complete substation upgrade, SFCLs are a significantly lower capital investment.

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

Advanced RF Filters for mobile communications

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. Resonant will require financing in order to commence active development, and is currently exploring financing options and there is no assurance as to whether Resonant will obtain the necessary financing.

Other Assets and Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. As of December 31, 2012 and March 30, 2013, our interest in Resonant LLC was 30%, and the net value of the assets contributed, which is estimated to approximate fair value, was $423,000 and $241,000, respectively. We have accounted for this investment using the equity method, and for the period ending March 30, 2013 we incurred an inception to date expense of $182,000. This unaudited amount, which was recently reported to us, is the sum of $70,000 for the three month period ended March 30, 2013 and $112,000 for the period since Resonant LLC’s inception to December 31, 2012. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Results of Operations

Quarter Ended March 30, 2013 compared to the Quarter Ended March 31, 2012

Net revenues increased by $377,000, or 94%, to $776,000 in the first quarter of 2013 from $399,000 in the first quarter of 2012. Net revenues consist primarily of commercial product revenues and government contract revenues.

Net commercial product revenues increased by $432,000, or 126%, to $776,000 in the first quarter of 2013 from $344,000 in the first quarter of 2012. The increase is the result of higher sales volume for all of our products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. Even though our sales have improved in the current period, we believe this market dynamic will continue to impact our commercial revenue. Sales prices for our products were essentially unchanged. Our three largest customers accounted for 99% of our total net commercial product revenues in the first quarter of both 2013 and 2012. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.

We had no government contract and other revenues in the current period compared to $55,000 in the first quarter of 2012. This decrease is attributable to the completion of two minor contracts in 2012 and our current use of our relatively fixed engineering resources for our HTS wire research and development.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $226,000 in the first quarter of 2013 compared to $844,000 for the first quarter of 2012, a decrease of $618,000 or 73%.

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

The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	March 30, 2013		March 31, 2012
	(Dollars in thousands)
Net commercial product sales	$776	100.0%	$344	100.0%
Total cost of commercial product sales	226	29%	844	245.3%

Gross profit (loss)	$550	71%	$(500)	(145.3%)

We had a gross profit of $550,000 in the first quarter of 2013 from the sale of our commercial products compared to a gross loss of $500,000 in the first quarter of 2012. We experienced a gross profit in the first quarter of 2013 due to higher sales, the reduction of warranty reserves, reduced manufacturing use of our facilities and the sale of $300,000 of previously reserved inventory. In first quarter of 2013 we also had no provision for obsolete inventories expense compared to $92,000 in the first quarter of 2012. The loss in 2012 was because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, and forecasted product demand and production requirements for the next twelve months.

There was no cost of government and other contract revenues in the first quarter of 2013 compared to $52,000 in the first quarter of 2012. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. There were no government and other contract sales or costs in the first quarter of 2013. Costs were 95% of government and other contract revenues in the first quarter of 2012.

Research and development expenses relate to development of new wire products and new wire products manufacturing processes. Total expenses totaled $1,438,000 in the first quarter of 2013 compared to $1,161,000 in the same quarter of 2012, an increase of 24%. The increase is the result of increased efforts for improving the manufacturability of our new HTS wire products.

Other expense of $182,000 in the first quarter of 2013 was our share of the results of operations of our joint venture with Resonant LLC. This unaudited amount, which was recently reported to us, is the sum of $70,000 for the three month period ended March 30, 2013 and $112,000 for the period since Resonant LLC’s inception to December 31, 2012.

Selling, general and administrative expenses were $1.3 million in both the first quarter of 2013 and 2012.

Interest income was $1,000 in the first quarter of 2013 and $2,000 in the first quarter 2012.

We had a net loss of $2.4 million for the quarter ended March 30, 2013, compared to a net loss of $3.0 million in the first quarter of 2012.

The net loss available to common stockholders totaled $0.58 per common share in the first quarter of 2013, compared to a net loss of $1.01 per common share in the first quarter of 2012.

Liquidity and Capital Resources

Cash Flow Analysis

As of March 30, 2013, we had working capital of $1.1 million, including $1.7 million in cash and cash equivalents, compared to working capital of $3.1 million at December 31, 2012, which included $3.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $1.9 million from $3.6 million at December 31, 2012 to $1.7 million at March 30, 2013. Cash was principally used in operations, and to a less extent, for the purchase of property and equipment.

Cash used in operations totaled $1.8 million in the first quarter of 2013. We used $1.8 million to fund the cash portion of our net loss. We also used cash to fund a $0.3 million increases in accounts receivable, inventory and patents and licenses. These uses were offset by a $0.3 million decrease provided by a reduction in prepaid expenses and other assets, and increases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities totaled $172,000 in the first quarter of 2013. Purchases of equipment for our HTS wire initiative were $178,000 and $6,000 was provided by equipment sales. In the first quarter of 2012, $966,000 was used to purchase property and equipment and there were $15,000 in equipment sales.

There was no financing activity in the first quarter of 2013. First quarter of 2012 common stock sales of $6.6 million were offset by $129,000 to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Contractual Obligations and Commercial Commitments

We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2012.

Capital Expenditures

We invested $178,000 for fixed assets in the first quarter of 2013. We plan to invest approximately $3.0 million in fixed assets during the remainder of 2013. These amounts, and the $3.6 million spent in 2012, and placed into service in the current period, are for the purchase of equipment and facilities improvements for our HTS wire initiative. We do not plan any additional fixed asset expenditures in 2013 for our existing wireless business.

Future Liquidity

For the quarter ended March 30, 2013, we incurred a net loss of $2.4 million and had negative cash flows from operations of $1.8 million. In the full 2012 year, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million. Our independent registered public accounting firm has included in its audit reports for 2012 and 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At March 30, 2013, we had $1.7 million in cash and cash equivalents and in a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants. We believe our current cash resources and these recently raised proceeds will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce HTS wire. Because of the expected timing and uncertainty of these factors, we will need to raise funds to meet our working capital needs.

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

Net Operating Loss Carryforward

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $311.9 million and $192.1 million, respectively, which expire in the years 2013 through 2032. However, during 2012, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $105.7 million and $80.9 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.

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

On March 11, 2013, we effected a 1-for-12 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twelve shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2012. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $235,000 at March 30, 2013, compared to $313,000 at December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at March 30, 2013 compared with our market risk exposure on December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in our Annual Report on Form 10-K for 2012.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2012 filed with the Securities and Exchange Commission on March 8, 2013. We are not aware of any material changes to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 10, 2013	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer