Form 10-Q
period 2013-06-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2013-08-13
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

We had 10,472,959 shares of our common stock outstanding as of the close of business on August 9, 2013.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 29, 2013

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenues:
Net commercial product revenues	$555,000	$529,000	$1,331,000	$873,000
Government and other contract revenues	—	67,000	—	122,000

Total net revenues	555,000	596,000	1,331,000	995,000

Costs and expenses:
Cost of commercial product revenues	394,000	1,078,000	620,000	1,922,000
Cost of government and other contract revenue	—	43,000	—	95,000
Research and development	1,411,000	1,314,000	2,849,000	2,475,000
Selling, general and administrative	1,130,000	1,604,000	2,475,000	2,952,000

Total costs and expenses	2,935,000	4,039,000	5,944,000	7,444,000

Loss from operations	(2,380,000)	(3,443,000)	(4,613,000)	(6,449,000)
Other Income and Expense:
Loss from investment in Resonant LLC joint venture	(56,000)	—	(238,000)	—
Other income	—	21,000	6,000	37,000
Interest income	—	3,000	1,000	5,000

Net loss	$(2,436,000)	$(3,419,000)	$(4,844,000)	$(6,407,000)

Basic and diluted loss per common share	$(0.54)	$(1.03)	$(1.12)	$(2.04)

Basic and diluted weighted average number of common shares outstanding	4,521,731	3,325,383	4,337,905	3,145,097

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 31,
	2013	2012
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$1,613,000	$3,634,000
Accounts receivable, net	232,000	122,000
Inventory, net	107,000	51,000
Prepaid expenses and other current assets	334,000	315,000

Total Current Assets	2,286,000	4,122,000

Property and equipment, net of accumulated depreciation of $19,994,000 and $19,445,000, respectively	5,868,000	6,242,000
Patents, licenses and purchased technology, net of accumulated amortization of $2,400,000 and $2,367,000, respectively	806,000	889,000
Other assets	504,000	776,000

Total Assets	$9,464,000	$12,029,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$541,000	$603,000
Accrued expenses	687,000	460,000

Total Current Liabilities	1,228,000	1,063,000
Other long term liabilities	547,000	674,000

Total Liabilities	1,775,000	1,737,000

Commitments and contingencies-Notes 5 and 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 536,520 and 564,642 shares issued and outstanding, respectively	1,000	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 4,751,284 and 4,193,690 shares issued and outstanding, respectively	5,000	4,000
Capital in excess of par value	274,471,000	272,231,000
Accumulated deficit	(266,788,000)	(261,944,000)

Total Stockholders’ Equity	7,689,000	10,292,000

Total Liabilities and Stockholders’ Equity	$9,464,000	$12,029,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2012 balances were derived from audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,844,000)	$(6,407,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	589,000	130,000
Stock-based compensation expense	296,000	559,000
Write-off of intangibles	87,000	87,000
Provision for excess and obsolete inventories	—	182,000
Gain on disposal of property and equipment	(6,000)	(37,000)
Equity loss from Resonant LLC	238,000	—
Changes in assets and liabilities:
Accounts receivable	(110,000)	(222,000)
Inventories	(56,000)	276,000
Prepaid expenses and other current assets	(18,000)	(89,000)
Patents and licenses	(38,000)	(115,000)
Other assets	34,000	5,000
Accounts payable, accrued expenses and other current liabilities	37,000	175,000

Net cash used in operating activities	(3,791,000)	(5,456,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(181,000)	(1,863,000)
Net proceeds from sale of property and equipment	6,000	37,000

Net cash used in investing activities	(175,000)	(1,826,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	—	(134,000)
Net proceeds from the sale of common stock	1,945,000	6,621,000

Net cash provided by financing activities	1,945,000	6,487,000

Net decrease in cash and cash equivalents	(2,021,000)	(795,000)
Cash and cash equivalents at beginning of period	3,634,000	6,165,000

Cash and cash equivalents at end of period	$1,613,000	$5,370,000

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

Historically, we used research and development contracts as a source of funds for our commercial technology development. We are not currently involved as either contractor or subcontractor on contracts with the U.S. government. Thus, for the six months ended June 29, 2013 and June 30, 2012, government and other contract revenues accounted for 0% and 12% of our net revenues, respectively.

For the six months ended June 29, 2013 and June 30, 2012, commercial product revenues accounted for 100% and 88%, respectively, of our net revenues.

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2012. The results of operations for the six months ended June 29, 2013 are not necessarily indicative of the results for all of 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and had an accumulated deficit of $262 million through 2012. For the six months ended June 29, 2013, we incurred a net loss of $4.8 million and negative cash flows from operations of $3.8 million. For all of 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million.

At June 29, 2013, we had $1.6 million in cash and cash equivalents. At that time, our cash resources were not sufficient to fund our planned operations for the next twelve months. Subsequently, in an underwritten public offering in early August 2013, we raised net proceeds of $10.9 million from the sale of units of common stock and warrants, and now expect our cash resources to be sufficient to fund our planned operations through June 2014. See Subsequent Events.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our HTS wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital if needed, unexpected production delays, and our ability to sell our HTS wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements. We have reviewed recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with what we believe to be quality financial institutions and from time to time exceed FDIC limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Accounts Receivable

We sell predominantly to entities in the wireless communications industry. We grant uncollateralized credit to our customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. Past due balances are reviewed for collectibility. Accounts balances are charged off against the allowance when we deem it is probable the receivable will not be recovered. We do not have any off -balance sheet credit exposure related to our customers.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. In the three and six months ended June 29, 2013, there were disposals totaling $0 and $6,000, respectively, and gains of $0 and $6,000, respectively, from these disposals. In the three and six months ended June 30, 2012, there were disposals totaling $180,000 and $520,000, respectively, and gains of $22,000 and $37,000, respectively, from these disposals.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Long-lived assets that will continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value. We tested our long lived assets for recoverability during 2012 and did not believe that there was any impairment. However, for the six months ended June 29, 2013, we expensed $87,000 of patents pending.

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (“RcR”) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise, as our minority investment in Resonant LLC. As of December 31, 2012 and June 18, 2013, our interest in Resonant was 30%, and the net value of the assets contributed, estimated to approximate fair value, was $423,000 and $185,000, respectively. We had accounted for this investment using the equity method and included it in Other assets for both periods.

At June 18, 2013, we announced via a press release, that we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc, for a $2.4 million subordinated convertible note receivable from the new Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note is subordinated to a third party lender and is only convertible in the event Resonant, Inc. conducts an initial public offering and certain other conditions are met. We determined that our net equity interest of $185,000 approximated the carrying value of the note receivable at June 29. 2013.

We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our HTS wire products. Delays in the timing of our ability to, including but not limited to, raise additional capital if needed, unexpected production delays, and our ability to sell our HTS wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected profitability. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2012. We incurred no expenses in the six months ended June 29, 2013 or in the full year 2012 as a result of this joint venture.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six months ended June 29, 2013 and June 30, 2012.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Outstanding stock options and unvested restricted stock awards are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. There were no grants in the three months ended June 29, 2013. For the six months ended June 29, 2013 and the three and six months ended June 30, 2012, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected life in years	—	4.0	4.0	4.0
Risk free interest rate	—	0.5%	0.6%	0.6%
Expected volatility	—	99%	93.3%	100%
Dividend yield	—	0%	0%	0%

The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 2 to 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate through 2012 and a 15% forfeiture rate in the period ending June 29, 2013 based on our historical stock option cancellation rates over the last 4 years.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of revenue	$1,000	$3,000	$1,000	$8,000
Research and development	45,000	77,000	100,000	178,000
Selling, general and administrative	83,000	158,000	194,000	373,000

Total stock-based compensation expense	$129,000	$238,000	$295,000	$559,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, and other current liabilities as of June 29, 2013 approximate fair value.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. We currently derive net commercial product revenues primarily from the sales of our SuperLink, AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States. Net revenues derived principally from government research and development contracts are, and have historically been, presented separately on the condensed consolidated statement of operations for all periods presented.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance or our “2G” HTS products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At June 29, 2013, we had two customers that represented 63% and 34% of total net revenues and 55% of accounts receivable. In 2012, these two customers represented 40% and 39% of total net revenues and 76% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the six months ended June 29, 2013:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2012	564,642	$1,000	4,193,690	$4,000	$272,231,000	$(261,944,000)	$10,292,000
Issuance of common stock net of offering cost			513,827	1,000	1,945,000		1,946,000
Conversion of preferred stock to common stock	(28,122)		23,432
Cancellation of shares from reverse stock split			(2,865)
Stock-based compensation			23,200		295,000		295,000
Net loss						(4,844,000)	(4,844,000)

Balance at June 29, 2013	536,520	$1,000	4,751,284	$5,000	$274,471,000	$(266,788,000)	$7,689,000

Equity Offering

In a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants.

Stock Options

At June 29, 2013 we had no active equity award option plans. Under our last plan, the 2003 Equity Incentive Plan, which expired March 19, 2013, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or six months ended June 29, 2013 or during the three or six months ended June 30, 2012.

The impact to the condensed consolidated statements of operations was $82,000 and $161,000 and $0.02 and $0.03 on basic and diluted earnings per share for the three and six months ended June 29, 2013, respectively, compared to $88,000 and $242,000 and $0.03 and $0.08 on basic and diluted earnings per share for the three and six months ended June 30, 2012, respectively. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $528,000 and the weighted-average period over which the cost is expected to be recognized was 1.1 year at June 29, 2013.

The following is a summary of stock option transactions under our stock option plans at June 29, 2013:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2012	105,383	$8.16 - $ 894.00	$46.08	74,706	$56.52
Granted	33,333	2.52	2.52
Exercised	—
Canceled	(1,798)	19.44 - 796.80	147.68

Balance at June 29, 2013	136,918	$2.52 - $ 894.00	$34.11	94,673	$46.44

The outstanding options expire on various dates through June 2022. The weighted-average contractual term of options outstanding is 6.7 years and the weighted-average contractual term of stock options currently exercisable is 5.6 years. The exercise prices for these options range from $2.52 to $894 per share, for an aggregate exercise price of approximately $4.7 million. At June 29, 2013, outstanding options covering 33,333 shares, with an intrinsic value of $21,000, had an exercise price less than the current market value and none were exercisable.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at June 29, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2012	37,190	$18.00
Granted	29,167	2.52
Vested	(14,587)	18.71
Forfeited	(5,967)	16.27

Balance nonvested at June 29, 2013	45,803	$8.24

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three and six months ended June, 30, 2012, we withheld 603 and 8,102 shares, respectively, to satisfy $5,000 and $134,000 of employees’ tax obligations. There was no such withholding in the three and six months ended June 29, 2013.

The impact to the condensed consolidated statements of operations was $48,000 and $134,000 and $0.01 and $0.03 on basic and diluted earnings per share for the three and six months ended June 29, 2013 respectively, and $149,000 and $317,000 and less than $0.04 and $0.10 on basic and diluted earnings per share for the three and six months ended June 30, 2012 respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $156,000, and the weighted-average period over which the cost is expected to be recognized was 9 months.

Warrants

The following is a summary of outstanding warrants at June 29, 2013:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
Warrants related to November 2012 financing	8,333	—	4.50	November 26, 2015
Warrants related to December 2012 financing	15,625	—	4.50	December 18, 2015
Warrants related to April 2013 financing	256,914	—	5.45	April 26, 2015
Warrants related to April 2013 financing	256,913	—	5.45	April 26, 2019

These warrants are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

4. Earnings Per Share

Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	June 29, 2013	June 30, 2012
Outstanding stock options	136,918	123,305
Unvested restricted stock awards	45,803	47,403
Outstanding warrants	957,236	419,451

Total	1,139,957	590,159

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

For the three and six months ended June 29, 2013 rent expense was $225,000 and $446,000, respectively, and for the three and six months ended June 30, 2012 rent expense was $200,000 and $509,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2013 to 2020. Royalty expense totaled $6,000 and $12,000 in the second quarter and year to date in 2013, respectively, compared to $4,000 and $10,000 in the same periods in 2012, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2013	$—	$826,000
2014	30,000	1,698,000
2015	45,000	1,750,000
2016	45,000	1,680,000
2017	45,000	88,000
Thereafter	45,000	—

Total payments	$210,000	$6,042,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	June 29, 2013	December 31, 2012
Accounts receivable:
Accounts receivable-trade	$234,000	$57,000
U.S. government accounts receivable-billed	—	67,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$232,000	$122,000

	June 29, 2013	December 31, 2012
Inventories:
Raw materials	$1,062,000	$1,031,000
Reserve for raw materials	(1,028,000)	(1,031,000)
Work-in-process	336,000	335,000
Reserve for work-in process	(328,000)	(314,000)
Finished goods	261,000	676,000
Reserve for finished goods	(196,000)	(646,000)

	$107,000	$51,000

	June 29, 2013	December 31, 2012
Property and Equipment:
Equipment	$18,078,000	$18,625,000
Leasehold improvements	7,397,000	6,675,000
Furniture and fixtures	387,000	387,000

	25,862,000	25,687,000
Less: accumulated depreciation and amortization	(19,994,000)	(19,445,000)

	$5,868,000	$6,242,000

Depreciation expense amounted to $337,000 and $555,000, respectively, for the three and six month periods ended June 29, 2013 and $39,000 and $73,000, respectively, for the three and six month periods ended June 30, 2012.

	June 29, 2013	December 31, 2012
Patents and Licenses:
Patents pending	$403,000	$517,000

Patents issued	1,097,000	1,033,000
Less accumulated amortization	(694,000)	(661,000)

Net patents issued	403,000	372,000

Purchased technology	1,706,000	1,706,000
Less accumulated amortization	(1,706,000)	(1,706,000)

Net purchased technology	—	—

	$806,000	$889,000

Amortization expense related to these items totaled $17,000 and $34,000, respectively, for the three and six month periods ended June 29, 2013 and $28,000 and $57,000, respectively, for the three and six month periods ended June 30, 2012. Amortization expenses are expected to total $34,000 for the remainder of 2013 and $65,000 in each of 2014 and 2015.

	June 29, 2013	December 31, 2012
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$77,000	$81,000
Compensated absences	250,000	215,000
Compensation related	48,000	47,000
Warranty reserve	185,000	227,000
Deferred rent	460,000	470,000
Other	214,000	94,000

	1,234,000	1,134,000
Less current portion	(687,000)	(460,000)

Long term portion	$547,000	$674,000

	For the six months ended,
	June 29, 2013	June 30, 2012
Warranty Reserve Activity:
Beginning balance	$227,000	$225,000
Additions	2,000	19,000
Deductions	(44,000)	(50,000)

Ending balance	$185,000	$194,000

8. Subsequent Events

On August 9, 2013, we consummated an underwritten public offering (Registration No. 333-189006 ) of units of our common stock and warrants for gross proceeds of $12 million, and net proceeds to us of approximately $10.9 million after deducting underwriting discounts and commissions and offering expenses. In the offering, a total of 5,721,675 shares of common stock were issued, plus an additional 954,001 shares subject to pre-funded warrants with an exercise price of $0.01 per pre-funded warrant. In addition, a total of 6,675,676 five year warrants and 3,337,838 two year warrants were issued, each with an exercise price of $2.57. The units consisted of either (at the option of the investors): (i) one share of common stock, one five year warrant and one two year warrant, sold at a price to the public of $1.799, or (ii) (for those investors whose acquisition of our common stock through purchase of new units would cause them to own more than 9.9% of our outstanding common stock), a unit which consisted of one pre-funded warrant (in lieu of the share of common stock), one five year warrant and one two year warrant. Because the pre-funded warrants had an exercise price of $0.01 per share, the price for a unit having a pre-funded warrant was one penny less, or $1.789 per unit. We currently intend to use the net proceeds of this offering for working capital and general corporate purposes. General corporate purposes may include repayment of debt and capital expenditures. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses. We have not yet determined the final accounting for this transaction, however, certain provisions in the warrants exist that would trigger accounting for such warrants as derivative liabilities.

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

Our Wireless Business

Our current revenue comes from the sale of high performance infrastructure products for wireless communication applications. We have three current product lines all of which relate to wireless base stations:

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

Superconducting Rotating Machines—Motors and Generators:

Superconducting motors, generators, turbines and other rotating machines are expected to generate large future demand for 2G HTS wire. Coils utilizing HTS wire will enable electric motors and generators to operate at much higher power densities. When compared to a copper wire based electric ma chine with equivalent output power, future superconducting motors and generators will enable significant size reductions for the motors with higher efficiency. One potential application for high-powered HTS generators is expected to be 10+ megawatt offshore wind turbines. Offshore superconducting wind turbines promise to capture clean energy at a lower cost than competing renewables, while delivering power directly to growing coastal cities. Offshore superconducting wind turbines are a long-term initiative for HTS technologies. Wind energy is taking shape as a critical world resource for electric power. Today, wind energy is primarily land based. The expected future trend is to exploit a largely untapped supply of offshore wind energy. However, it will take time to build enough infrastructure for offshore wind power to significantly contribute to the power grid. Superconducting wind turbines are expected to play a unique role offshore since conventional technology cannot achieve the necessary “power per tower”. The increase in power density provided by superconducting turbines significantly reduces generator weight and maximizes power per tower, turning wind power into an economically viable alternative. Size reduction translates directly to cost savings by greatly reducing the amount of magnetic steel and structural steel required. Superior 2G HTS wire power handling performance at a lower cost will enable superconducting wire to replace incumbent and competing technologies.

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

In July 2012, we announced that we were contributing, 14 patents regarding our innovative Reconfigurable Resonance™ (“RcR”) technology, experienced executive leadership and technical expertise, as our minority investment in Resonant LLC. In June 2013, Resonant raised $7 million in a private placement exclusive of us, and we exchanged our minority equity interest in Resonant for a convertible note receivable. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Results of Operations

Quarter and six months ended June 29, 2013 compared to the quarter and six months ended June 30, 2012

Net revenues decreased by $41,000 or 7%, to $555,000 in the second quarter of 2013 from $596,000 in the second quarter of 2012. Total net revenues increased by $336,000, or 34%, to $1.3 million in the first six months of 2013 from $995,000 in the same period of 2012. Net revenues consist primarily of commercial product revenues and, to a lesser extent, government contract revenues.

Net commercial product revenues increased by $26,000, or 5%, to $555,000 in the second quarter of 2013 from $529,000 in the second quarter of 2012. The increase is the result of slightly higher sales volume for our SuperLink products. For the first six months of 2013, net commercial revenue increased to $1.3 million from $873,000 in the same period of 2012, an increase of $458,000, or 52%. The increase in the six month period was the result of higher sales of both our SuperLink and AmpLink products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has impacted and we believe will continue to impact our commercial revenue. The average sales prices for our products were unchanged. Our two largest customers accounted for 97% of our total net commercial product revenues in the first six months of 2013 and 89% in the same period of 2012. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.

Government contract and other revenues decreased to $0 in the second quarter of 2013 from $67,000 in the second quarter of 2012. For the first six months of 2013, there was no government contract revenue and no additional revenue is expected in the remainder of the year. We have refocused these resources to our 2G HTS wire product development. In the first six months of 2012 government revenue was $122,000.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $394,000 in the second quarter of 2013 compared to $1.1 million for the second quarter of 2012, a decrease of $684,000 or 63%. For the first six months of 2013, the cost of commercial product revenues totaled $620,000 compared with $1.9 million for the first six months of 2012, a decrease of $1.3 million, or 68%. The lower costs resulted principally from fixed overhead cost reductions. We had an expense provision for obsolete inventories in the first half of 2012 of $182,000 compared to no expense provision in the first half of 2013.

Our cost of commercial sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes transportation costs and warranty costs. The fixed component includes equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units against which to absorb our overhead costs. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units against which to absorb our overhead costs. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our commercial product gross gain (loss):

	Three Months Ended				Six Months Ended
Dollars in thousands	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Net commercial product sales	$555	100%	$529	100%	$1,331	100%	$873	100%
Cost of commercial product sales	394	71%	1,078	204%	620	47%	1,922	220%

Gross gain (loss)	$161	29%	$(549)	(104)%	$711	53%	$(1,049)	(120)%

We had a gross margin of $161,000 in the second quarter of 2013 from the sale of our commercial products compared to a gross loss of $549,000 in the second quarter of 2012. We experienced a gross margin in the second quarter and year to date in 2013 as a result of our successful wireless manufacturing fixed overhead cost reductions and a gross loss in the second period of 2012 because the level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the second quarters and first six months of 2013 and 2012 was not impacted by the sale of previously written-off inventory.

There was no cost of government and other contract revenues in the second quarter of 2013 and the first half of 2013 compared to $43,000 in the second quarter of 2012 and $95,000 in the first half of 2012. We do not expect any government expense for the remainder of 2013 as we have refocused these resources away from contract revenues to our 2G HTS wire product development.

Research and development expenses relate to development of our new wire products and wire products manufacturing processes. These expenses totaled $1.4 million and $2.8 million, respectively, in the three and six months ended June 29, 2013 compared to $1.3 million and $2.5 million, respectively, in the three and six month period ended June 30, 2012. These expenses were higher in the current six month period compared to the same six month period in 2012 as a result of our increased efforts to improve the manufacturability of our new HTS wire products.

Selling, general and administrative expenses totaled $1.1 million and $2.5 million, respectively, in the three and six months ended June 29, 2013 compared to $1.6 million and $3.0 million in the three and six months ended June 30, 2012. The reduction was the result of a refund of legal expenses associated to our Resonant spin-out, and from lower sales expenses.

Our loss in joint venture in Resonant LLC for the three and six months ended June 29, 2013 was $56,000 and $238,000, respectively. In June 2013, we converted our equity investment in Resonant LLC into a subordinated convertible note in Resonant Inc.

Interest income for the three and six months ended June 29, 2013 was $0 and $1,000, respectively, compared to $3,000 and $5,000, respectively, in the three and six months ended June 30, 2012.

We had a net loss of $2.4 million for the quarter ended June 29, 2013, compared to a net loss of $3.4 million in the same period of 2012. For the six months ended June 29, 2013, our loss totaled $4.8 million, compared to a net loss of $6.4 million for the six months ended June 30, 2012.

The net loss available to common stockholders totaled $0.54 per common share in the second quarter of 2013, compared to a net loss of $1.03 per common share in the same period of 2012. The net loss available to common stockholders totaled $1.12 per common share in the first half of 2013, compared to $2.04 per common share in the first half of 2012.

Liquidity and Capital Resources

Cash Flow Analysis

As of June 29, 2013, we had working capital of $1.1 million, including $1.6 million in cash and cash equivalents, compared to working capital of $3.1 million at December 31, 2012, which included $3.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $2.0 million from $3.6 million at December 31, 2012 to $1.6 million at June 29, 2013. Cash was used in operations and to purchases of property and equipment, and was partially offset by financing activities.

Cash used in operations totaled $3.8 million in the first six months of 2013. We used $3.4 million to fund the cash portion of our net loss. We also used cash to fund a $0.2 million increase in accounts receivable, inventories, prepaid expenses and patents. Theses uses were slightly offset by an increase in accounts payable and a decrease in other assets.

Net cash used in investing activities totaled $175,000 in the first six months of 2013. Purchases of equipment for our HTS wire initiative were $181,000 and $6,000 was provided by equipment sales. In the first six months of 2012, we used $1.9 million to purchase property and equipment and $37,000 was provided by equipment sales.

Cash provided from financing activities totaled $1.9 million, net of expenses, in the first six months of 2013, and was provided by the sale of 513,827 shares of common stock and an equal number of warrants. In the first six months of 2012 common stock sales of $6.6 million were offset by $134,000 to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

In a registered direct offering completed April 26, 2013, we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants.

Contractual Obligations and Commercial Commitments

We have not had any material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2012.

Capital Expenditures

We invested $181,000 in fixed assets in the first six months of 2013. We plan to invest approximately $3.0 million in fixed assets during the remainder of 2013. These amounts and the $3.6 million spent in 2012, and placed into service in the first quarter of 2013, are for the purchase of equipment and facilities improvements for our HTS wire initiative. We do not plan on having any additional fixed asset expenditures in 2013 for our existing wireless business.

Future Liquidity

For the first six months of 2013, we incurred a net loss of $4.8 million and had negative cash flows from operations of $3.8 million. In the full 2012 year, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million. Our independent registered public accounting firm has included in their audit reports for 2012 and 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At June 29, 2013, we had $1.6 million in cash and cash equivalents. At that time, our cash resources were not sufficient to fund our planned operations for the next twelve months. Subsequently, in an underwritten public offering in early August 2013, we raised net proceeds of $10.9 million from the sale of units of common stock and warrants, and now expect our cash resources to be sufficient to fund our planned operations through June 2014. See Subsequent Events.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our HTS wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital if needed, unexpected production delays, and our ability to sell our HTS wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $8,000 at June 29, 2013, compared to $313,000 at December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at June 29, 2013 compared with our market risk exposure on December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2012.

Item 4.	Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and the 10-K/A for 2012 filed with the Securities and Exchange Commission on March 8, and April 4, 2013 respectively. We are not aware of any material changes to those risk factors.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 13, 2013	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer