Form 10-Q
period 2013-09-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2013-11-12
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

We had 11,599,950 shares of our common stock outstanding as of the close of business on November 8, 2013.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 28, 2013

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues:
Net commercial product revenues	$229,000	$1,301,000	$1,560,000	$2,174,000
Government and other contract revenues	—	30,000	—	152,000

Total net revenues	229,000	1,331,000	1,560,000	2,326,000

Costs and expenses:
Cost of commercial product revenues	290,000	1,021,000	910,000	2,943,000
Cost of government and other contract revenue	—	18,000	—	113,000
Research and development	1,875,000	1,315,000	4,724,000	3,790,000
Selling, general and administrative	1,434,000	1,247,000	3,909,000	4,199,000

Total costs and expenses	3,599,000	3,601,000	9,543,000	11,045,000

Loss from operations	(3,370,000)	(2,270,000)	(7,983,000)	(8,719,000)
Other Income and Expense:
Loss from investment in Resonant LLC joint venture	—	—	(238,000)	—
Adjustments to fair value of derivatives	(85,000)	—	(85,000)	—
Other income	1,000	7,000	7,000	44,000
Interest income	—	1,000	1,000	6,000

Net loss	$(3,454,000)	$(2,262,000)	$(8,298,000)	$(8,669,000)

Basic and diluted loss per common share	$(0.42)	$(0.69)	$(1.48)	$(2.71)

Basic and diluted weighted average number of common shares outstanding	8,176,262	3,292,650	5,612,636	3,194,281

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2013	December 31, 2012
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$10,267,000	$3,634,000
Accounts receivable, net	127,000	122,000
Inventory, net	92,000	51,000
Prepaid expenses and other current assets	312,000	315,000

Total Current Assets	10,798,000	4,122,000

Property and equipment, net of accumulated depreciation of $20,209,000 and $19,445,000, respectively	5,553,000	6,242,000
Patents, licenses and purchased technology, net of accumulated amortization of $705,000 and $2,367,000, respectively	809,000	889,000
Other assets	503,000	776,000

Total Assets	$17,663,000	$12,029,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$970,000	$603,000
Accrued expenses	807,000	460,000

Total Current Liabilities	1,777,000	1,063,000
Other long term liabilities	539,000	674,000
Fair value of warrant derivatives	4,241,000	—

Total Liabilities	6,557,000	1,737,000

Commitments and contingencies-Notes 5 and 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 564,642 shares issued and outstanding, respectively	—	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 11,599,950 and 4,193,690 shares issued and outstanding, respectively	12,000	4,000
Capital in excess of par value	281,336,000	272,231,000
Accumulated deficit	(270,242,000)	(261,944,000)

Total Stockholders’ Equity	11,106,000	10,292,000

Total Liabilities and Stockholders’ Equity	$17,663,000	$12,029,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2012 balances were derived from audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,298,000)	$(8,669,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	946,000	204,000
Stock-based compensation expense	418,000	785,000
Write-off of intangibles	93,000	142,000
Adjustments to fair value of warrant derivatives	85,000	—
Provision for excess and obsolete inventories	—	270,000
(Gain) loss on disposal of property and equipment	331,000	(44,000)
Loss from investment in Resonant LLC joint venture	238,000	—
Changes in assets and liabilities:
Accounts receivable	(5,000)	(718,000)
Inventories	(41,000)	750,000
Prepaid expenses and other current assets	(150,000)	(61,000)
Patents and licenses	(64,000)	(157,000)
Other assets	2,000	7,000
Accounts payable, accrued expenses and other current liabilities	436,000	126,000

Net cash used in operating activities	(6,009,000)	(7,365,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(209,000)	(2,828,000)
Net proceeds from sale of property and equipment	7,000	44,000

Net cash used in investing activities	(202,000)	(2,784,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	—	(135,000)
Net proceeds from the sale of common stock	12,844,000	6,621,000

Net cash provided by financing activities	12,844,000	6,486,000

Net increase in cash and cash equivalents	6,633,000	(3,663,000)
Cash and cash equivalents at beginning of period	3,634,000	6,165,000

Cash and cash equivalents at end of period	$10,267,000	$2,502,000

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

Historically, we used research and development contracts as a source of funds for our commercial technology development. We are not currently involved as either a contractor or subcontractor on contracts with the U.S. government. Thus, for the nine months ended September 28, 2013 and September 29, 2012, government and other contract revenues accounted for 0% and 7% of our net revenues, respectively.

For the nine months ended September 28, 2013 and September 29, 2012, commercial product revenues accounted for 100% and 93%, respectively, of our net revenues.

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2012. The results of operations for the nine months ended September 28, 2013 are not necessarily indicative of the results for all of 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

As of September 28, 2013, we had $10.3 million in cash and cash equivalents, which are considered sufficient to fund our planned operations through at least June 2014. However, for the nine months ended September 28, 2013, we incurred a net loss of $8.3 million and had negative cash flows from operations of $6.0 million. For the year ended December 31, 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million.

The accompanying condensed consolidated financial statements included in this Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our HTS wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our HTS wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability, if any at all.

To date, we have financed our operations through the proceeds of various convertible debt and equity financings. In connection with our business plan, we anticipate additional increases in operating expenses and capital expenditures as discussed above. We intend to finance these expenses with current cash and further issuances of debt and equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term and long-term operating requirements. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be made available in the form of equity and/or debt financing and/or additional short-term borrowing. As such, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm has also included in their audit reports for 2012 and 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Inventories

Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our provisions for excess or obsolete inventory establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administrative expenses. In the three and nine months ended September 28, 2013, there were disposals totaling $337,000 and $337,000, respectively, and gains of $1,000 and $6,000, respectively, from disposals. In the three and nine months ended September 29, 2012, there were disposals totaling $0 and $520,000, respectively, and gains of $7,000 and $44,000, respectively, from these disposals.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for us. Long-lived assets that will continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value. We tested our long lived assets for recoverability during 2012 and did not believe that there was any impairment. However, for the nine months ended September 28, 2013, we charged $93,000 of patents pending to operations.

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

At June 18, 2013, we announced via a press release, that we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc., for a $2.4 million subordinated convertible note receivable from the new Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note is subordinated to a third party lender and is only convertible in the event Resonant, Inc. conducts an initial public offering and certain other conditions are met. We determined that our net equity interest of $185,000 approximated the carrying value of the note receivable at September 28, 2013.

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

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2012. We incurred no expenses in the nine months ended September 28, 2013 or in the full year 2012 as a result of this joint venture.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine months ended September 28, 2013 and September 29, 2012.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Outstanding stock options and unvested restricted stock awards are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. There were no grants in the three months ended September 28, 2013. For the nine months ended September 28, 2013 and the three and nine months ended September 29, 2012, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected life in years	—	—	4.0	4.0
Risk free interest rate	—	—	0.6%	0.6%
Expected volatility	—	—	93.3%	100%
Dividend yield	—	—	0%	0%

The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 2 to 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% forfeiture rate through 2012 and a 15% forfeiture rate in the period ending September 28, 2013 based on our historical stock option cancellation rates over the last 4 years.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of revenue	$—	$2,000	$1,000	$10,000
Research and development	44,000	77,000	144,000	255,000
Selling, general and administrative	78,000	147,000	273,000	520,000

Total stock-based compensation expense	$122,000	$226,000	$418,000	$785,000

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the condensed consolidated financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, financial instruments, estimated provisions for warranty costs, contract revenues, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, and other current liabilities as of September 28, 2013 approximate fair value.

The fair value of our warrant derivative liability was estimated using the Binomial Lattice option valuation model.

Fair value for financial reporting is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820, “Fair Value Measurement and Disclosures,” also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1—quoted prices in active markets for identical assets or liabilities

Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on Level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. See Note 3 – Warrants.

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

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At September 28, 2013, we had two customers that represented 62% and 36% of total net revenues and 98% of accounts receivable. In the same period in 2012, these two customers represented 40% and 39% of total net revenues and 76% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the nine months ended September 28, 2013:

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	564,642	$1,000	4,193,690	$4,000	$272,231,000	$(261,944,000)	$10,292,000
Issuance of common stock net of offering cost			7,189,503	8,000	8,687,000		8,695,000
Conversion of preferred stock to common stock	(235,717)	(1,000)	196,422				(1,000)
Cancellation of shares from reverse stock split			(2,865)
Stock-based compensation			23,200		418,000		418,000
Net loss						(8,298,000)	(8,298,000)

Balance at September 28, 2013	328,925	$—	11,599,950	$12,000	$281,336,000	$(270,242,000)	$11,106,000

Equity Offerings

On August 9, 2013, we consummated an underwritten public offering (Registration No. 333-189006) of units of our common stock and warrants for gross proceeds of $12 million, and net proceeds to us of approximately $10.9 million after deducting underwriting discounts and commissions and offering expenses. In the offering, a total of 5,721,675 shares of common stock were issued, plus an additional 954,001 shares subject to pre-funded warrants with an exercise price of $0.01 per pre-funded warrant. In addition, a total of 6,675,676 five year warrants and 3,337,838 two year warrants were issued, each with an exercise price of $2.57. The units consisted of either (at the option of the investors): (i) one share of common stock, one five year warrant and one two year warrant sold at a price to the public of $1.799, or (ii) (for those investors whose acquisition of our common stock through purchase of new units would cause them to own more than 9.9% of our outstanding common stock), a unit which consisted of one pre-funded warrant (in lieu of the share of common stock), one five year warrant and one two year warrant. Because the pre-funded warrants had an exercise price of $0.01 per share, the price for a unit having a pre-funded warrant was one penny less, or $1.789 per unit. All of the pre-funded warrants have been exercised. Additionally, the underwriter of this offering received 117,670 warrants, each with an exercise price of $2.25, and exercisable for a period of three years commencing August 5, 2013. These warrants to our underwriter may not be exercised for a period of 180 days following August 5, 2013.

In a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants.

We currently intend to use the net proceeds of this offering for working capital and general corporate purposes. General corporate purposes may include repayment of debt and capital expenditures. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies, or businesses.

Stock Options

At September 28, 2013 we had no active equity award option plans. Under our last plan, the 2003 Equity Incentive Plan, which expired on March 19, 2013, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or nine months ended September 28, 2013 or during the three or nine months ended September 29, 2012.

The impact to the condensed consolidated statements of operations was $82,000 and $243,000 and $0.01 and $0.04 on basic and diluted earnings per share for the three and nine months ended September 28, 2013, respectively, compared to $83,000 and $325,000 and $0.03 and $0.10 on basic and diluted earnings per share for the three and nine months ended September 29, 2012, respectively. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $447,000 and the weighted-average period over which the cost is expected to be recognized was one year at September 28, 2013.

The following is a summary of stock option transactions under our stock option plans at September 28, 2013:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2012	105,383	$8.16 - $894.00	$46.08	74,706	$56.52
Granted	33,333	2.52	2.52
Exercised	—
Canceled	(3,550)	19.44 - 796.80	92.96

Balance at September 28, 2013	135,166	$2.52 - $894.00	$34.08	94,657	$46.32

The outstanding options expire on various dates through June 2022. The weighted-average contractual term of options outstanding is 6.4 years and the weighted-average contractual term of stock options currently exercisable is 5.2 years. The exercise prices for these options range from $2.52 to $894 per share, for an aggregate exercise price of approximately $4.6 million. At September 28, 2013, no outstanding options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at September 28, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2012	37,190	$18.00
Granted	29,167	2.52
Vested	(23,058)	20.03
Forfeited	(5,967)	16.27

Balance nonvested at September 28, 2013	37,332	$5.05

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During the three and nine months ended September 29, 2012, we withheld 174 and 8,276 shares, respectively, to satisfy $1,000 and $135,000 of employees’ tax obligations. There was no such withholding in the three and nine months ended September 28, 2013.

The impact to the condensed consolidated statements of operations was $40,000 and $175,000 and less than $0.01 and $0.03 on basic and diluted earnings per share for the three and nine months ended September 28, 2013 respectively, and $143,000 and $460,000 and $0.04 and $0.14 on basic and diluted earnings per share for the three and nine months ended September 29, 2012 respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $115,000, and the weighted-average period over which the cost is expected to be recognized was 7 months.

Warrants

The following is a summary of outstanding warrants at September 28, 2013:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
(1) Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2) Warrants related to November 2012 financing	8,333	—	4.50	November 26, 2015
(3) Warrants related to December 2012 financing	15,625	—	4.50	December 18, 2015
(4) Warrants related to April 2013 financing	256,914	—	5.45	April 26, 2015
(5) Warrants related to April 2013 financing	256,913	—	5.45	April 26, 2019
(6) Warrants related to August 2013 financing	117,670	—	2.25	August 5, 2016
(7) Warrants related to August 2013 financing	6,675,676	6,675,676	2.57	August 9, 2018
(8) Warrants related to August 2013 financing	3,337,838	3,337,838	2.57	August 9, 2015

Warrants (1)-(6) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

We have determined that warrants (7) and (8) are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than the then exercise price. Further, in the event of a Fundamental Transaction, as defined, any (7) and (8) outstanding warrants would be subject to redemption. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations as adjustments to Fair Value of Warrant derivatives. The fair value of our warrant liabilities was determined based on Level 3 inputs. See Note 2, Fair Value of Financial Instruments. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years; risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be slightly less than $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants at September 28, 2013 were, respectively, as follows: expected life of slightly less than five years and slightly less than two years; risk free interest rates of 1.43% and 0.34%; expected volatility of 106% and 118% and; dividend yield of 0% and 0%., and the September 28, 2013 fair value of these warrants was estimated to be slightly more than $4.2 million. The fair value change in the current period was $85,102.

4. Earnings Per Share

Basic and diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	September 28, 2013	September 29, 2012
Outstanding stock options	135,166	108,188
Unvested restricted stock awards	37,332	38,023
Outstanding warrants	11,088,420	419,451

Total	11,260,918	565,662

Also, the preferred stock which is convertible into 274,102 shares of common stock was not included since its impact would be anti-dilutive.

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

For the three and nine months ended September 28, 2013 rent expense was $213,000 and $659,000, respectively, and for the three and nine months ended September 29, 2012 rent expense was $222,000 and $731,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2013 to 2020. Royalty expense totaled $6,000 and

$19,000 in the third quarter and year to date in 2013, respectively, compared to $6,000 and $16,000 in the same periods in 2012, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2013	$—	$415,000
2014	30,000	1,698,000
2015	45,000	1,750,000
2016	45,000	1,680,000
2017	45,000	87,000
Thereafter	45,000	—

Total payments	$210,000	$5,630,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	September 28, 2013	December 31, 2012
Accounts receivable:
Accounts receivable-trade	$129,000	$57,000
U.S. government accounts receivable-billed	—	67,000
Less: allowance for doubtful accounts	(2,000)	(2,000)

	$127,000	$122,000

	September 28, 2013	December 31, 2012
Inventories:
Raw materials	$771,000	$1,031,000
Provision for raw materials	(728,000)	(1,031,000)
Work-in-process	54,000	335,000
Provision for work-in process	(48,000)	(314,000)
Finished goods	237,000	676,000
Provision for finished goods	(194,000)	(646,000)

	$92,000	$51,000

	September 28, 2013	December 31, 2012
Property and Equipment:
Equipment	$17,978,000	$18,625,000
Leasehold improvements	7,397,000	6,675,000
Furniture and fixtures	387,000	387,000

	25,762,000	25,687,000
Less: accumulated depreciation and amortization	(20,209,000)	(19,445,000)

	$5,553,000	$6,242,000

Depreciation expense amounted to $338,000 and $893,000, respectively, for the three and nine month periods ended September 28, 2013 and $52,000 and $125,000, respectively, for the three and nine month periods ended September 29, 2012.

	September 28, 2013	December 31, 2012
Patents and Licenses:
Patents pending	$429,000	$517,000

Patents issued	1,085,000	1,033,000
Less accumulated amortization	(705,000)	(661,000)

Net patents issued	380,000	372,000

Purchased technology	—	1,706,000
Less accumulated amortization	—	(1,706,000)

Net purchased technology	—	—

	$809,000	$889,000

Amortization expense related to these items totaled $17,000 and $51,000, respectively, for the three and nine month periods ended September 28, 2013 and $22,000 and $79,000, respectively, for the three and nine month periods ended September 29, 2012. Amortization expenses are expected to total $17,000 for the remainder of 2013 and $66,000 in each of 2014 and 2015.

	September 28, 2013	December 31, 2012
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$125,000	$81,000
Compensated absences	226,000	215,000
Compensation related	43,000	47,000
Warranty reserve	205,000	227,000
Deferred rent	452,000	470,000
Fair value of warrant derivatives	4,241,000	—
Other	295,000	94,000

	5,587,000	1,134,000
Less current portion	(807,000)	(460,000)

Long term portion	$4,780,000	$674,000

	For the nine months ended,
	September 28, 2013	September 29, 2012
Warranty Reserve Activity:
Beginning balance	$227,000	$225,000
Additions	19,000	21,000
Deductions	(41,000)	(64,000)

Ending balance	$205,000	$182,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In July 2012, we announced that we were contributing, 14 patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. In June 2013, Resonant raised $7 million in a private placement exclusive of us, and we exchanged our minority equity interest in Resonant for a convertible note receivable. Resonant intends to commercialize RcR for the mobile communication products industry. The contributed patents do not relate to either our current wireless business nor to our 2G HTS wire initiative.

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

Results of Operations

Quarter and nine months ended September 28, 2013 compared to the quarter and nine months ended September 29, 2012

Net revenues decreased by $1.1 million or 83%, to $229,000 in the third quarter of 2013 from $1.3 million in the third quarter of 2012. Total net revenues decreased by $766,000, or 33%, to $1.6 million in the first nine months of 2013 from $2.3 million in the same period of 2012. Net revenues consist primarily of commercial product revenues and, to a lesser extent, government contract revenues.

Net commercial product revenues decreased by $1.1 million or 82%, to $229,000 in the third quarter of 2013 from $1.3 million in the third quarter of 2012. The decrease is the result of lower sales volume for our SuperLink products. For the first nine months of 2013, net commercial revenue decreased to $1.6 million from $2.2 million in the same period of 2012, a decrease of $614,000, or 28%. The decrease in the nine month period was the result of lower sales of both our SuperLink and AmpLink products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has impacted, and we believe will continue to impact, our commercial revenue. The average sales prices for our products were unchanged. Our two largest customers accounted for 98% of our total net commercial product revenues in the first nine months of 2013 and 93% in the same period of 2012. These customers generally purchase products through non-binding commitments with minimal lead-times. We continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues will continue to be impacted by such challenges.

Government contract and other revenues decreased to $0 in the third quarter of 2013 from $30,000 in the third quarter of 2012. For the first nine months of 2013, there was no government contract revenue and no additional revenue is expected in the remainder of the year. We have refocused these resources to our 2G HTS wire product development. In the first nine months of 2012 government revenue was $152,000.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues decreased to $290,000 in the third quarter of 2013 compared to $1.0 million for the third quarter of 2012, a decrease of $731,000 or 72%. For the first nine months of 2013, the cost of commercial product revenues totaled $910,000 compared with $2.9 million for the first nine months of 2012, a decrease of $2.0 million, or 69%. The lower costs resulted principally from lower sales and fixed overhead cost reductions. We had an expense provision for obsolete inventories in the first nine months of 2012 of $270,000 compared to no expense provision in the first nine months of 2013.

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

The following is an analysis of our commercial product gross gain (loss):

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Net commercial product sales	$229	100%	$1,301	100%	$1,560	100%	$2,174	100%
Cost of commercial product sales	290	127%	1,021	78%	910	58%	2,943	135%

Gross gain (loss)	$(61)	(27)%	$280	22%	$650	42%	$(769)	(35)%

We had a gross loss of $61,000 in the third quarter of 2013 from the sale of our commercial products compared to a gross margin of $280,000 in the third quarter of 2012. We experienced a gross loss in the third quarter of 2013 as a result of our lower sales not covering our fixed overhead costs. Year to date in 2013 gross margins were positive as a result of higher sales in the first two quarters along with our wireless manufacturing overhead cost reductions. We experienced positive gross margin in the third period of 2012 as a result of these manufacturing cost reductions. Year to date 2012 cost of commercial product sales still reflected higher manufacturing overhead in the first half of 2012. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand, and production requirements for the next twelve months.

There was no cost of government and other contract revenues in the third quarter of 2013 and the first nine months of 2013 compared to $18,000 in the third quarter of 2012 and $113,000 in the first nine months of 2012. We do not expect any government expense for the remainder of 2013 as we have refocused these resources away from contract revenues to our 2G HTS wire product development.

Research and development expenses relate to development of our new wire products and wire products manufacturing processes. These expenses totaled $1.9 million and $4.7 million, respectively, in the three and nine months ended September 28, 2013. These expenses included a $337,000 capital equipment obsolescence write-off. In the three and nine month period ended September 29, 2012 expenses totaled $1.3 million and $3.8 million, respectively. Our 2013 expenses were higher in the current and nine month periods compared to 2012 as a result of our increased efforts to improve the manufacturability of our new HTS wire products.

Selling, general and administrative expenses totaled $1.4 million and $3.9 million, respectively, in the three and nine months ended September 28, 2013 compared to $1.2 million and $4.2 million in the three and nine months ended September 29, 2012. The increase in the third quarter of 2013 was due to higher administrative costs while the reduction for the nine month period was the result of a refund of legal expenses associated to our Resonant LLC spin-out, and from lower sales expenses.

Our loss in joint venture in Resonant LLC for the three and nine months ended September 28, 2013 was $0 and $238,000, respectively. In June 2013, we converted our equity investment in Resonant LLC into a subordinated convertible note in Resonant Inc.

Interest income for the three and nine months ended September 28, 2013 was $0 and $1,000, respectively, for the three and nine month periods of 2013, compared to $1,000 and $6,000, respectively, in the three and nine months ended September 29, 2012.

We had a net loss of $3.5 million for the quarter ended September 28, 2013, compared to a net loss of $2.3 million in the same period of 2012. For the nine months ended September 28, 2013 our loss totaled $8.3 million compared to a net loss of $8.7 million for the nine months ended September 29, 2012.

The net loss available to common stockholders totaled $0.42 per common share in the third quarter of 2013, compared to a net loss of $0.69 per common share in the same period of 2012. The net loss available to common stockholders totaled $1.48 per common share in the first nine months of 2013, compared to $2.71 per common share in the first nine months of 2012.

Liquidity and Capital Resources

Cash Flow Analysis

As of September 28, 2013, we had working capital of $9.0 million, including $10.3 million in cash and cash equivalents, compared to working capital of $3.1 million at December 31, 2012, which included $3.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $6.6 million from $3.6 million at December 31, 2012 to $10.3 million at September 28, 2013. Cash was increased by financing activities.

Cash used in operations totaled $6.0 million in the first nine months of 2013. We used $6.1 million to fund the cash portion of our net loss. We also used cash to fund a $0.3 million increase in accounts receivable, inventories, prepaid expenses and patents. Theses uses were slightly offset by an increase in accounts payable and a decrease in other assets.

Net cash used in investing activities totaled $202,000 in the first nine months of 2013. Purchases of equipment for our HTS wire initiative were $209,000 and $7,000 was provided by equipment sales. In the first nine months of 2012, we used $2.8 million to purchase property and equipment and $44,000 was provided by equipment sales.

Cash provided from financing activities totaled $12.8 million, net of expenses, in the first nine months of 2013, and was provided by the sale of 7,189,503 shares of common stock and prefunded warrants and 10,645,011 warrants. In the first nine months of 2012 common stock sales of $6.6 million were offset by $135,000 to repurchase common shares from our employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

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

Capital Expenditures

We invested $209,000 of our cash to purchase fixed assets in the first nine months of 2013. At September 28, 2013, there was an additional $334,000 in accounts payable for fixed asset purchases. We plan to invest approximately $1.0 million in fixed assets during the remainder of 2013. These amounts and the $3.6 million spent in 2012, and placed into service in the first quarter of 2013, are for the purchase of equipment and facilities improvements for our HTS wire initiative. We do not plan on having any additional fixed asset expenditures in 2013 for our existing wireless business.

Future Liquidity

As of September 28, 2013, we had $10.3 million in cash and cash equivalents, which are considered sufficient to fund our planned operations through at least June 2014. However, for the nine months ended September 28, 2013, we incurred a net loss of $8.3 million and had negative cash flows from operations of $6.0 million. For the year ended December 31, 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million.

The accompanying condensed consolidated financial statements included in this Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our HTS wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our HTS wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability, if any at all.

To date, we have financed our operations through the proceeds of various convertible debt and equity financings. In connection with our business plan, we anticipate additional increases in operating expenses and capital expenditures as discussed above. We intend to finance these expenses with current cash and further issuances of debt and equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term and long-term operating requirements. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be made available in the form of equity and/or debt financing and/or additional short-term borrowing. As such, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm has also included in their audit reports for 2012 and 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including, for example, those related to bad debts, inventories, valuation of warrant derivatives, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2012. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $33,000 at September 28, 2013, compared to $313,000 at December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at September 28, 2013 compared with our market risk exposure on December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2012.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: November 12, 2013	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer