Form 10-K
period 2013-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2014-03-28
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ or    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or    No  ☒

The aggregate market value of the common stock held by non-affiliates was $11.7 million as of June 29, 2013 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $3.15 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 29, 2013. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 13,107,348 shares of common stock outstanding as of the close of business on March 21, 2014.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2013

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	limited cash and a history of losses;

•	our need to raise additional capital for our business;

•	our need to overcome additional technical challenges necessary to develop and commercialize HTS Conductus wire;

•	limited number of potential customers;

•	decreases in average selling prices for our products;

•	rapidly advancing technology in our target markets;

•	the impact of competitive products, technologies and pricing;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	fluctuations in sales and product demand from quarter to quarter can be significant;

•	our proprietary rights, while important to our business, are difficult and costly to protect;

•	manufacturing capacity constraints and difficulties;

•	the current worldwide economic uncertainty; and

•	cost and uncertainty from compliance with environmental regulations.

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

In the last several years we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of our HTS Conductus® wire for next generation power applications. While most of our current commercial product revenues come from the sale of high performance wireless communications infrastructure products, production of our Conductus wire is our principal opportunity to grow our future revenue.

Commercialization

Our development efforts over the last 26 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have commercialized wireless products and cryogenic coolers using our proprietary technology and are currently focusing our efforts on this technology in superconducting power applications.

•

Wireless Communications. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•

Cryocoolers. We developed a unique cryocooler that can efficiently and reliably cool HTS circuits to the critical temperature (77 Kelvin), and as a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

•

Electric Power Devices. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for our Conductus Wire including energy (wind turbines, cables, fault current limiters) and industrial (motors, generators) applications. We are partnering with HTS industry leaders to accelerate our development and manufacturing processes for our Conductus wire which we expect to begin commercial production in 2014.

Our development efforts (including those described under “Our Strategic Initiatives” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Wireless Business

Substantially all of our current revenue comes from the design, manufacture, and sale of high performance infrastructure products for wireless communication applications. We have three current product lines all of which relate to wireless base stations:

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in each of the last three years. Demand for wireless communications equipment fluctuates dramatically and unpredictably and recently has been trending downward. As a result of this downward trend, we have managed our inventory to historically low levels, which may result in longer delivery lead times, which may not be acceptable to our customers. If this downward trend continues, we may be compelled to refocus our manufacturing away from wireless products altogether. We continue to evaluate the various options available for our wireless business as we transform ourselves into a Conductus wire manufacture. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Strategic Initiatives

We have created several unique capabilities and HTS manufacturing systems related to a new Conductus wire platform, and cryocoolers that we are seeking to commercially deploy by leveraging our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise.

HTS Wire Platform

Our Conductus wire product development is focused on large markets where the advantages of HTS wire are recognized by the industry. Our initial product roadmap targets three important applications: superconducting high power transmission cable, superconducting fault current limiters (SFCL) and superconducting rotating machines such as motors and generators.

Superconducting High Power Transmission Cable:

Superconducting high power transmission and distribution cable transmit 5 to 10 times the electrical current of traditional copper or aluminum cables with significantly improved efficiency. HTS power cable systems consist of the cable, which is comprised of hundreds of strands of HTS wire wrapped around a copper core, and the cryogenic cooling system to maintain proper operating conditions. HTS power cables are particularly suited to high load areas such as the dense urban business districts of large cities, where purchases of easements and construction costs for traditional low capacity cables may be cost prohibitive. The primary application for HTS cables is medium voltage feeds to load pockets in dense urban areas. In these high demand zones the grid is often saturated with aging infrastructure. HTS technology brings a considerable amount of power to new locations where the construction of additional transmission to distribution substations, with major transformer assets, is not feasible. Another potential use of HTS power cable is to improve grid power transmission by connecting two existing substations. In dense urban environments many substations often reach capacity limits and require redundant transformer capacity to improve reliability HTS cables can tie these existing stations together, avoiding very costly transformer upgrades and construction costs.

Superconducting Fault Current Limiter (SFCL):

With power demand on the rise and new power generation sources being added, the grid has become overcrowded and vulnerable to catastrophic faults. Faults are abnormal flows of electrical current like a short circuit. As the grid is stressed, faults and power blackouts increase in frequency and severity. SFCLs act like powerful surge protectors, preventing harmful faults from taking down substation equipment by reducing the fault current to a safer level (20 – 50% reduction) so that the existing switchgear can still protect the grid. Currently, electrical-utilities use massive 80kA circuit breakers, oversized transformers and fuses to prevent faults from damaging their equipment and protecting against surges. However, once a fault has occurred, standard circuit breakers suffer destructive failure and need to be replaced before service can be restored. In addition, Smart Grid and embedded alternative energy generation enhancements will increase the need for SCFLs. Grid operators face a major challenge in moving power safely and efficiently, from generators to consumers, through several stages of voltage transformation step downs and step ups. At each stage, valuable energy is lost in the form of waste heat. Moreover, while demands are continually rising, space for transformers and substations — especially in dense urban areas — is severely limited. Conventional oil-cooled transformers pose a fire and environmental hazard. Compact, efficient superconducting transformers, by contrast, are cooled by safe, abundant and environmentally benign liquid nitrogen. As an additional benefit, these actively-cooled devices will offer the capability of operating in overload, to twice the nameplate rating, without any loss of life to meet occasional utility peak load demands.

Superconducting Rotating Machines — Motors and Generators:

Superconducting motors, generators, turbines and other rotating machines are expected to generate large future demand for our Conductus wire. Coils utilizing Conductus wire will enable electric motors and generators to operate at much higher power densities. When compared to a copper wire based electric machine with equivalent output power, future superconducting motors and generators will enable a significant size reductions for the motors with higher efficiency. One potential application for high-powered superconducting generators is expected to be 10+ megawatt offshore wind turbines. Offshore superconducting wind turbines promise to capture clean energy at a lower cost than competing renewables, while delivering power directly to growing coastal cities. Superconducting wind turbines are expected to play a unique role offshore since conventional technology cannot achieve the “power per tower” requirement.

Superconducting High Field magnets:

There are a variety of applications that utilize superconducting magnets in order to capitalize on their unique ability to create extremely high magnetic fields. The NMR (Nuclear Magnetic Resonance) and MRI (Magnetic Resonance Imaging) machines of today utilize such superconducting magnets for this very reason. Currently, high-field superconducting magnets are manufactured using commercially available superconducting wire such as niobium-titanium (NbTi) or niobium-tin (Nb3Sn). NMR and MRI device manufacturers look towards advances in superconducting technologies to improve the overall performance of their systems by dramatically increasing the magnetic fields while reducing size. High demand for a robust, high performance and low cost superconducting wire has spurred rapid development of a next generation alternative. In the last 10 years, new second generation (2G) Rare Earth, Barium, Copper Oxide (ReBCO) superconducting materials have been proven to drastically increase magnetic field strengths, especially at low temperatures. These advanced ReBCO based superconductors now provide an excellent alternative to NbTi and Nb3Sn based materials.

Advanced RF Filters for mobile communications

In February 2012 our newly formed subsidiary, Resonant LLC, entered into an agreement to develop its innovative Reconfigurable Resonance™ (RcR) technology in the rapidly growing mobile communications products industry. In July 2012, we contributed 14 patents and patents pending regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. Resonant will require financing in order to commence active development, and is currently exploring financing options and there is no assurance as to whether Resonant will obtain the necessary financing. The contributed patents do not relate to either our current wireless business nor to our Conductus wire initiative.

Other Assets and Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. As mentioned above, in July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. As of December 31, 2012 and June 18, 2013, our interest in Resonant was 30%, and the net value of the assets contributed, estimated to approximate fair value, was $423,000 and $185,000, respectively. We had accounted for this investment using the equity method and included it in Other assets for both periods.

At June 18, 2013, we announced via a press release, that we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc., for a $2.4 million subordinated convertible note receivable from Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note is subordinated to a third party lender and is only convertible in the event Resonant Inc. conducts an initial public offering and certain other conditions are met. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013. Resonant Inc. filed a registration statement with the Securities and Exchange Commission in January of 2014. Upon conversion of our note, we would own, before any such initial public offering, approximately 18.5% of Resonant Inc. We cannot estimate the value of such interest or predict the outcome of the offering by Resonant Inc.

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

Government Contracts

We did not generate revenues from government contracts in 2013 as we focus on our strategic initiatives going forward. For 2012 and 2011, government related contracts accounted for 6% and 2%, respectively, of our net revenues.

Manufacturing

Our manufacturing process involves the assembly of numerous individual components and precision tuning by production technicians. We purchase inventory components and manufacture inventory based on existing customer purchase requests, and to a lesser extent, on sales forecasts. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housing, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. We currently manufacture our SuperLink systems at our facilities in Santa Barbara, California. Principal components of our AmpLink and SuperPlex products are produced by foreign manufacturers. Our Santa Barbara facilities currently also house our AmpLink assembly and distribution center. In January 2012, we sublet 26,000 square feet of our Santa Barbara facilities due to weak demand for our wireless products and simultaneously took possession of our new advanced manufacturing center of excellence in Austin, TX. Our Texas facility addresses our growth expectations for our superconducting wire initiative. The opening of this facility coincided with the delivery of our first superconducting wire production equipment in early 2012. We expect to begin commercial Conductus wire production in 2014.

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

Marketing and Sales

Because we have a concentrated customer base, we primarily sell using a direct sales force in the U.S and Europe. We may use a local agent firm to represent us in the Asian market. Our sales and marketing efforts are complemented by sales applications engineering that manage field trials and initial installations, as well as, provide ongoing pre-sales and post-sales support.

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our Conductus wire, we compete with American Superconductor, SuperPower, SuNam , Fujikura, and THEVA, among others. Our current and potential competitors with respect to our wireless business include conventional RF filter manufacturers, including Alcatel-Lucent, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology.

Research and Development

Our 2013 research and development activities were focused entirely on developing our Conductus wire product. Our wireless products and government contracts effort required significantly less of our engineering resources in 2013 and 2012 as our focus on our Conductus wire expanded. We spent a total of $6.1 million for 2013, and $5.2 million and $5.4 million for each of 2012 and 2011 on research and development, of which $6.1 million, $5.0 million and $5.3 million, respectively, was for company-funded research and development. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented zero, 3% and 2% of total research and development costs for each of 2013, 2012 and 2011, respectively.

Our Proprietary Technology

We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. Our current patents expire at various dates from 2014 to 2028. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

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

Employees

As of December 31, 2013, we had a total of 36 employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $88,000 at December 31, 2013, compared to $313,000 at December 31, 2012.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2013, we incurred a net loss of $12.2 million and had negative cash flows from operations of $8.3 million. In 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.

We need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected

At December 31, 2013, we had $7.5 million in cash and cash equivalents. Our cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. Because of the expected timing and uncertainty of these factors, we will need to raise funds to meet our working capital needs.

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

There are numerous technological challenges that must be overcome in order for our Conductus wire to become commercially successful and our ability to address such technological challenges may adversely affect our ability to gain customers.

We expect to begin commercial Conductus wire production in 2014. There are a number of technological and business challenges to overcome for broad commercialization of HTS wire. First, the current HTS wire market is supply constrained. Current producers cannot manufacture sufficient wire to meet demand; customers cannot purchase long-length wire with any reasonable confidence or guaranteed volume; and electric utilities lack confidence in product availability which leads to delays in their deployment roadmap. Secondly, HTS wire performance is currently below what many customers require. Many power applications require high performance wire with high current carrying capacity, mechanical durability, electrical integrity with low AC losses and minimal splices. Producing high performance HTS wire has proven difficult, especially at volumes required for large scale deployment. Thirdly, high demand for premium performance wire available in very low volume results in a high wire price that narrows the market and limits commercial viability. Delays in our Conductus wire development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our Conductus wire products later than expected.

The commercial uses of superconducting wire and superconducting wire related products are limited today, and a broad commercial market may not develop.

Even if the technological hurdles are overcome, there is no certainty that a robust commercial market for unproven HTS wire products will come to fruition. To date, commercial use of HTS wire has been limited to small feasibility demonstrations, and these projects are largely subsidized by government authorities. While customer demand is high and market forecasts project large revenue opportunity for superconducting wire in power applications, the market may not develop and superconducting wire might never achieve long term, broad commercialization. In such an event, we would not be able to commercialize our Conductus wire initiative and our business could be adversely impacted.

We have limited experience marketing and selling superconducting wire products, and our failure to effectively market and sell our superconducting wire solutions would lower our revenue and cash flow.

We have little experience marketing and selling our Conductus wire. Once our Conductus wire is ready for commercial use, we will have to hire and develop a marketing and sales team that will effectively demonstrate the advantages of our product over both more traditional products and competing superconducting products or other adjacent technologies. We may not be successful in our efforts to market this new technology.

We rely on a small group of customers for the majority of our commercial wireless revenues, and the loss of any one of these customers could adversely affect our business.

We sell most of our wireless products to a small number of wireless carriers. We derived 96% of our commercial product revenues from Verizon Wireless and AT&T in 2013, down slightly from the 96% these two customers purchased in each of 2012 and 2011.

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

We face pressure to reduce prices of our wireless products and accordingly, the average selling price of our existing products has decreased over the years. We anticipate customer pressure on our product pricing will continue for the foreseeable future. In our Conductus wire initiative, wire is currently being sold at

$250-400/kiloampere-meter (kA-m). At this price, HTS wire represents more than half the cost of the end device. A price reduction is required for long term commercialization. Cryogenic systems, including cryocoolers and cryostats, have been developed but will also need to be cost optimized as HTS wire becomes available in volume. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders or may never reach commercial viability. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

We face competition with respect to various aspects of our technology and product development.

Our current wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our Conductus wire materials, we compete with American Superconductor, SuperPower, SuNam, Fujifura,and THEVA, among others. Our current and potential competitors with respect to our wireless business include conventional RF filter manufacturers, including Alcatel-Lucent, Powerwave, and RFS and both established and newly emerging companies developing similar or competing HTS technologies. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

We may not be able to compete effectively against alternative technologies.

Our products also compete with a number of alternative approaches and technologies. Some of these alternatives may be more cost effective or offer better performance than our products and we may not succeed in competing against these alternatives.

We currently rely on specific technologies and may not successfully adapt to rapidly changing market environments.

We must overcome technical challenges to commercialize our Conductus wire. If we are able to do so, we will need to attain customer acceptance of our Conductus wire, and we cannot ensure that such acceptance will occur. We will have to continue to develop and integrate advances to our core technologies. We will also need to continue to develop and integrate advances in complementary technologies. We cannot guarantee that our development efforts will not be rendered obsolete by research efforts and technological advances made by others. Our business success depends upon our ability to keep pace with advancing technology, including materials, processes and industry standards.

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

Due to these and other factors, our past results may not be reliable indicators of our future performance in our wireless business, and has no predictive value as to our Conductus wire initiative. Future revenues and operating results may not meet the expectations of stock analysts and investors. In either case, the price of our common stock could be materially adversely affected.

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

The market price of our common stock has been, and we expect will continue to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects and liquidity;

•	progress or any lack of progress (or perceptions related to progress) in timely overcoming the remaining substantial technical and commercial challenges related to our Conductus wire initiative;

•	variations in our operating results and whether we have achieved key business targets;

•	changes in, or our failure to meet, earnings estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic, political or stock market conditions.

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

As of December 31, 2013, we had outstanding options exercisable for an aggregate of 91,738 shares of common stock at a weighted average exercise price of $44.18 per share and warrants to purchase up to 11,088,430 shares of our common stock at a weighted average exercise price of $3.22 per share. We have registered the issuance of all the shares issuable upon exercise of the options and warrants, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 14, 2014, 1,388,477 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We may record a material warrant derivative liability, which could impact our ability to remain listed on the NASDAQ Capital Market

The price-based anti-dilution feature of the warrants (other than the pre-funded warrants) issued in our August 2013 offering create a warrant derivative liability that we would have to record in our financial statements. Similarly, a separate feature in the warrants (other than the pre-funded warrants) requires that, in connection with certain fundamental transactions (such as a sale of the Company in an all-cash transaction), a warrant holder has the option to require the Company to pay the holder cash in an amount equal to the value of the warrant determined under the Black-Scholes option pricing model. Accordingly, we recorded a warrant derivative liability. Further, such warrant derivative liability and our net loss would likely increase and our stockholders’ equity would decrease if our stock price increases. The continued listing standards of the NASDAQ Capital Market on which our stock is listed require, among other things, that we maintain at least $2.5 million in stockholders’ equity. Although the warrant derivative liability is not settled in cash, it will still reduce our stockholders’ equity for purposes of this continued listing requirement and financial reporting purposes generally. Any warrant derivative liability, and particularly a large liability, will make it more difficult for us to maintain the minimum equity required for the NASDAQ Capital Market. As we continue to execute our business plan our total assets are, at least in the near term, likely to decline. Unless we are able to maintain or increase our total assets, the presence of a large warrant derivative liability will reduce our stockholders’ equity over time. The warrant derivative liability will be adjusted to fair value at each reporting period (quarterly and annual basis), and could increase or decrease significantly on a periodic basis. However, assuming that the fair value of any warrant derivative liability is and remains material, then without any offsetting increase to our stockholders’ equity, we estimate we could be close to, or below, the Nasdaq Capital Market minimum listing standard by the first or second quarter of 2014, and earlier if our stock price were to increase significantly before that time. Failure to remain listed on the NASDAQ Capital Market could have a material adverse effect on the value and liquidity of our common stock and our warrants.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

2013	High	Low
Quarter ended December 31, 2013	$2.48	$1.52
Quarter ended September 28, 2013	$3.88	$1.42
Quarter ended June 29, 2013	$5.70	$2.30
Quarter ended March 30, 2013	$4.32	$1.92

2012*
Quarter ended December 31, 2012	$6.72	$3.00
Quarter ended September 29, 2012	$10.56	$5.04
Quarter ended June 30, 2012	$9.96	$7.32
Quarter ended March 31, 2012	$21.24	$7.80

*	We completed a 1-for-12 reverse stock split on March 11, 2013.

Holders of Record

We had 30 holders of record of our common stock on March 21, 2014. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 6,000 beneficial owners of our common stock.

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

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2013 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,152,074	$5.58	1,145,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,152,074	$5.58	1,145,000

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

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2008 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12	31-Dec-13
Superconductor Technologies	$100.00	$241.58	$150.50	$121.78	$29.37	$17.74
Nasdaq Composite	100.00	143.89	168.22	165.19	191.47	264.84
Nasdaq-Telecommunications	100.00	148.24	154.06	134.62	137.31	170.29

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$1,710	$3,237	$3,416	$6,548	$7,239
Government and other contract revenues	—	222	83	1,999	3,577

Total net revenues	1,710	3,459	3,499	8,547	10,816

Costs and expenses:
Cost of commercial product revenues	1,051	3,850	5,434	7,732	9,102
Cost of government and other contract revenues	—	165	79	1,180	2,552
Other research and development	6,073	5,030	5,325	5,067	4,399
Selling, general and administrative	5,068	5,440	6,322	6,684	6,925

Total costs and expenses	12,192	14,485	17,160	20,663	22,978

Loss from operations	(10,482)	(11,026)	(13,661)	(12,116)	(12,162)
Other income (expense), net	(1,691)	98	278	148	(817)

Net loss	$(12,173)	$(10,928)	$(13,383)	$(11,968)	$(12,979)

Basic and diluted net loss per common share	$(1.71)	$(3.34)	$(5.05)	$(6.12)	$(7.80)

Weighted average number of shares Outstanding	7,124	3,269	2,652	1,945	1,654

	Years Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$7,459	$3,634	$6,165	$6,069	$10,365
Working capital	6,638	3,059	7,161	7,655	12,557
Total assets	14,840	12,029	12,949	12,569	18,126
Long-term debt, including current portion	6,263	674	628	608	576
Total stockholders’ equity	7,306	10,292	11,175	10,896	16,241

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2013 Compared to 2012

Net revenues consist primarily of commercial product revenues and government contract revenues. Net revenues decreased by $1,749,000 or 51%, to $1,710,000 in 2013 from $3,459,000 in 2012.

Net commercial product revenues decreased by $1.5 million, or 47%, to $1.7 million in 2013 from $3.2 million in 2012. The decrease is the result of lower sales volume for all of our products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has and we believe will continue to impact our commercial revenue in our wireless business. Sales prices for our products were essentially unchanged in 2013 from 2012. Our two largest customers accounted for 96% of our net commercial revenues in 2013 and 2012. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues decreased by $222,000, or 100%, to $0 in 2013 from $222,000 in 2012. In 2013 there was no government contract revenue and no additional revenue is expected in 2014. We have refocused these resources to our Conductus wire product development.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $1.1 million for 2013 compared to $3.9 million for 2012, a decrease of $2.8 million, or 73%. The lower costs resulted principally from planned lower production and a reduction of our inventory as a result of lower sales. Our expense provision for obsolete inventories totaled $0 in 2013 compared to $270,000 in 2012.

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

The following is an analysis of our commercial product gross profit margins for 2013 and 2012:

	Years Ended December 31,
Dollars in Thousands	2013		2012
Net commercial product sales	$1,710	100.0%	$3,237	100.0%
Cost of commercial product sales	1,051	61.0%	3,850	119.0%

Gross profit (loss)	$659	39.0%	$(613)	19.0%

We had a positive gross margin of $659,000 in 2013 from the sale of our commercial products compared to a negative gross margin of $613,000 in 2012. The positive gross margin in 2013 was primarily because of the reduced level of facilities costs for manufacturing. Our gross margins were also positively impacted by no charge for excess and obsolete inventory in 2013 as compared to a charge of $270,000 in 2012. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

There was no cost of government and other contract revenues in 2013 compared to $165,000 in 2012. We have refocused these resources away from contract revenues to our Conductus wire product development.

Research and development expenses relate to development of our new wire product and new wire product manufacturing processes. In 2013, there were no new research and development efforts for our wireless commercial products. Research and development expenses totaled $6.1 million in 2013 compared to $5.0 million in 2012, an increase of $1.1 million, or 21%. These expenses included a $337,000 capital equipment obsolescence write-off. Our 2013 expenses were higher compared to 2012 as a result of our increased efforts to improve the manufacturability of our new Conductus wire products.

Selling, general and administrative expenses totaled $5.1 million in 2013 compared to $5.4 million in 2012, a decrease of $372,000, or 7%. The lower expenses in 2013 resulted primarily from a refund of legal expenses associated with our Resonant LLC spin-out and from lower sales expenses.

In 2013 and 2012, we reduced our work force and incurred severance charges of $14,000 and $104,000, respectively.

Interest income decreased to less than a $1,000 in 2013 compared to $6,000 in 2012, primarily because of lower cash levels earning less interest.

Other income in 2013 and 2012 of $98,000 and $92,000, respectively, consisted of proceeds from the sale of property and equipment, and 2013 also included $42,000 from the sale of other supplies.

Other expense in 2013 of $42,000 consisted of charges associated with the obsolescence of some our Santa Barbara facility.

Interest expense in 2013 and 2012 was zero.

Our net loss totaled $12.2 million in 2013, compared to $10.9 million in 2012.

The net loss available to common stockholders totaled $1.71 per common share in 2013, compared to $3.34 per common share in 2012.

2012 Compared to 2011

Net revenues consist primarily of commercial product revenues and government contract revenues. Net revenues were virtually unchanged from 2011 to 2012 at $3.5 million in 2012 and $3.5 million in 2011.

Net commercial product revenues decreased by $179,000, or 1%, to $3.2 million in 2012 from $3.4 million in 2011. The decrease is the result of lower sales volume for all of our products. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. This market dynamic has and we believe will continue to impact our commercial revenue in our wireless business. Sales prices for our products were essentially unchanged in 2012 from 2011. Our two largest customers accounted for 96% and 96% of our net commercial revenues in 2012 and 2011, respectively. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Government contract revenues increased by $139,000 or 167%, to $222,000 in 2012 from $83,000 million in 2011. This increase was principally because of two small contracts in 2012 .

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

We had a negative gross margin of $613,000 in 2012 from the sale of our commercial products compared to a negative gross margin of $2.0 million in 2011. The negative gross margin in 2012 was primarily because the reduced level of commercial sales was insufficient to cover our fixed manufacturing overhead costs. Our gross margins were also adversely impacted by a $717,000 charge for excess and obsolete inventory in 2011. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

Cost of government and other contract revenue totaled $165,000 in 2012 compared to $79,000 in 2011, an increase of $86,000 or 109%. Because these contracts are generally priced on a “cost plus” basis, increases in revenue generally result in increases in associated costs. As a percentage of government revenue, government and other contract expenses decreased from 74% in 2012 to 95% in 2011 due to slightly higher sales in 2012 and lower overhead costs.

Research and development expenses relate to development of new products, including our wireless commercial products. These expenses also include design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses totaled $5.0 million in 2012 compared to $5.3 million in 2011, a decrease of $295,000, or 6%. In 2011, we decided to use certain of our own technologies and we therefore voluntarily terminated a patent license we had with a third party along with certain other related intangible assets. As a result, capitalized cost of $0.8 million was charged to operations during 2011. Taking into account the aforementioned expense, research and development expenses decreased for 2012 as the result of reduced efforts for improving the manufacturability of our wireless products. We have relatively fixed engineering resources, and our research and development expenses vary inversely with the amount of those resources allocated to our government contract activities.

Selling, general and administrative expenses totaled $5.4 million in 2012 compared to $6.3 million in 2011, a decrease of $882,000, or 14%. The lower expenses in 2012 resulted primarily from a reduction in employees in the third quarter of 2011.

In 2012 and 2011 we reduced our work force and incurred severance charges of $104,000 and $369,000, respectively.

Interest income decreased to $6,000 in 2012 compared to $22,000 in 2011, primarily because of lower interest rates being paid on less money in our money market investment funds.

Interest expense in 2012 and 2011 was $0 and $13,000, respectively.

Our loss totaled $10.9 million in 2012, compared to $13.4 million in 2011.

The net loss available to common stockholders totaled $3.34 per common share in 2012, compared to $5.05 per common share in 2011.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2013, we had working capital of $6.6 million, including $7.5 million in cash and cash equivalents, compared to working capital of $3.1 million at December 31, 2012, which included $3.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents increased by $3.8 million from $3.6 million at December 31, 2012 to $7.5 million at December 31, 2013. In 2013, cash was used principally in operations and to a lesser extent for the purchase of property and equipment. These uses were offset by net cash proceeds of $12.8 million provided by the sale of common stock.

Cash used in operations totaled $8.3 million in 2013. We used $8.3 million to fund the cash portion of our net loss. We also used cash to fund a $455,000 increase in inventories, patents and licenses, prepaid expenses and other assets. These uses were offset by cash generated from lower accounts receivable, and higher accounts payable, accrued expenses and other liabilities totaling $440,000.

Net cash used in investing activities was $720,000. Purchases of equipment for our Conductus wire initiative were $818,000 offset by the sale of property and equipment of $98,000. In 2012, we used $3.6 million to purchase property and equipment and $92,000 was provided by equipment sales.

Net cash provided by financing activities in 2013 totaled $12.8 million. Cash from the sale of common stock was $14.2 million, net of approximately $1.4 million in expenses, from the registered direct sales of 7.4 million shares of common stock at various prices throughout 2013.

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

On August 9, 2013, we consummated an underwritten public offering (Registration No. 333-189006) of units of our common stock and warrants for gross proceeds of $12 million, and net proceeds to us of approximately $10.9 million after deducting underwriting discounts and commissions and offering expenses. In the offering, a total of 5,721,675 shares of common stock were issued, plus an additional 954,001 shares subject to pre-funded warrants with an exercise price of $0.01 per pre-funded warrant. In addition, a total of 6,675,676 five year warrants and 3,337,838 two year warrants were issued, each with an exercise price of $2.57. The units consisted of either (at the option of the investors): (i) one share of common stock, one five year warrant and one two year warrant sold at a price to the public of $1.799, or (ii) (for those investors whose acquisition of our common stock through purchase of new units would cause them to own more than 9.9% of our outstanding common stock), a unit which consisted of one pre-funded warrant (in lieu of the share of common stock), one five year warrant and one two year warrant. Because the pre-funded warrants had an exercise price of $0.01 per share, the price for a unit having a pre-funded warrant was one penny less, or $1.789 per unit. At September 28, 2013 all of the pre-funded warrants have been exercised. Additionally, the underwriter of this offering received 117,670 warrants, each with an exercise price of $2.25, and exercisable for a period of three years commencing August 5, 2013. These warrants to our underwriter may not be exercised for a period of 180 days following August 5, 2013.

In a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants.

We currently intend to use the net proceeds of these offerings for working capital and general corporate purposes. General corporate purposes may include repayment of debt and capital expenditures. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies, or businesses.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2013, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2014	2015 and 2016	2017 and 2018	2019 and beyond
Operating leases	$5,135,000	$1,671,000	$3,377,000	$87,000	$—
Minimum license commitment	210,000	30,000	90,000	90,000	—
Fixed asset and inventory purchase commitments	1,865,000	1,865,000	—	—	—

Total contractual cash obligations	$7,210,000	$3,566,000	$3,467,000	$177,000	$—

Capital Expenditures

We plan to invest approximately $3.6 million in fixed assets during 2014. These expenditures will be for enhancing and purchasing equipment for manufacturing our Conductus wire products.

Future Liquidity

In 2013, we incurred a net loss of $12.1 million and had negative cash flows from operations of $8.3 million. In 2012, we incurred a net loss of $10.9 million and had negative cash flows from operations of $8.2 million. Our independent registered public accounting firm has included in their audit reports for 2013 through 2011 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

At December 31, 2013 we had $7.5 million in cash. Our current cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce our Conductus wire. Because of the expected timing and uncertainty of these factors, we may need to raise funds to meet our working capital needs. From January 1, 2014 through March 21, 2014, we have received more than $3.7 million from the exercise of outstanding warrants.

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

Net Operating Loss Carryforward

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $313.8 million and $160.6 million, respectively, which expire in the years 2014 through 2033. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $17.4 million and $16.8 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $69,000 and $52,000, respectively, which expire in the years 2030 through 2033.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets. The valuation allowance decreased by $35,058,500 in 2013 and increased by $4,449,000 in 2012.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, and August 2013. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, and August 2013. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $232 million, respectively, which were incurred prior to the 2013 ownership changes, will be subject in future periods to annual limitations of $655,000. Net operating losses incurred by us subsequent to the ownership changes totaled $4.7 million and are not subject to this limitation. An additional $259,000 in losses were released from limitation during 2013under Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2013, we had approximately $7.1 million invested in a money market account yielding approximately 0.01%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $1,000 per annum.

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

On March 11, 2013, we effected a 1-for-12 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twelve shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2013. We have not made any material changes to these policies.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on these criteria, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 14, 2014:

Name	Age	Position
Martin A. Kaplan(1)(2)(3)	76	Chairman of the Board
Lynn J. Davis(1)(2)(3)(4)	67	Director
Dan L. Halvorson(1)(2)(3)(5)	48	Director
Jeffrey A. Quiram(4)	53	President, Chief Executive Officer and Director
William J. Buchanan	65	Chief Financial Officer (Principal Financial and Accounting Officer)
Kenneth E. Pfeiffer	46	Vice President, Engineering
Robert L. Johnson	63	Senior Vice President, Operations
Adam L. Shelton	47	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.
(5)	Joined our Board on March 3, 2014.

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

Dan L. Halvorson joined our Board in March 2014. Mr. Halvorson is currently the Executive Vice President and Chief Financial Officer for OneRoof Energy, Inc., a technology finance provider for residential solar systems. Mr. Halvorson previously served as the Executive Vice President and Chief Financial Officer of Mandalay Digital Group, Inc. from September 2012 through December 2012 and Executive Vice President-Operations and Chief Financial Officer for DivX, Inc. from 2007 until its acquisition by Sonic Solutions in October 2010. Prior to joining DivX, he served at Novatel Wireless, Inc., from 2000 to 2007, most recently as its Chief Financial Officer. He was Director of Finance for Dura Pharmaceuticals, Inc. from 1988 to 2000, when the company was acquired by Elan Corporation, and Director of Finance for Alliance Pharmaceutical Corp. from 1996 to 1998. From 1988 to 1994, Mr. Halvorson was with Deloitte & Touche LLC, and subsequently, with PriceWaterhouseCoopers LLP from 1994 until he joined Alliance Pharmaceutical Corp. in 1996. Mr. Halvorson is a certified public accountant (inactive) and holds a Bachelor of Science in Business Administration and Accounting from San Diego State University. Our Board has determined that Mr. Halvorson is qualified to serve as a director because of his overall business experience and his extensive knowledge about public and financial accounting matters.

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

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our Annual Meetings of Stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2013 Annual Meeting of Stockholders.

Board Meetings and Committees

During 2013, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of seven meetings during 2013. Our Board has three standing committees — an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met seven times during 2013. The current members of our Audit Committee are Messrs. Halvorson (Chairman), Kaplan and Davis.

Our Board has determined that all members of our Audit Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Board has determined that Mr. Halvorson is an “audit committee financial expert.”

Compensation Committee

Our Compensation Committee reviews and approves salaries, bonuses and other benefits payable to the executive officers and administers our management incentive plan. Our Compensation Committee makes all compensation decisions with respect to our Chief Executive Officer and makes recommendations to our Board regarding non-equity compensation and equity awards to our other named executive officers (set forth below under “Executive Compensation — Summary Compensation Table”) and all other elected officers. In doing so, with respect to named executive officers other than the Chief Executive Officer, our Compensation Committee generally receives a recommendation from our Chief Executive Officer and other officers as appropriate. Our Chief Executive Officer also generally recommends the number of options or other equity awards to be granted to executive officers, within a range associated with the individual executive’s salary level, and presents this to our Compensation Committee for its review and approval.

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We do not annually benchmark our executive compensation against a defined peer group, since we believe that defining such a group is difficult and would not materially affect our decisions. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2013.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be made to our directors.

Our Compensation Committee met four times during 2013. The current members of our Compensation Committee are Messrs. Davis (Chairman), Kaplan and Halvorson. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee (our “Stock Option Committee”) consisting of two members — our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit (120,000 shares for 2013). The Stock Option Committee did not meet during 2013. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Kaplan (Chairman), Davis, and Halvorson. Our Nominating Committee met four times in 2013. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2013.

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

Our Audit Committee reviews our financial reporting process on behalf of our Board. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. Our Audit Committee has reviewed and discussed the audited financial statements with management. In addition, our Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16 “Communications with Audit Committees”.

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2013 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Dan L. Halvorson (Chairman)

Martin A. Kaplan

Lynn J. Davis

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2013, 2012 and 2011 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2013 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Jeffrey A. Quiram	2013	324,450	23,387	408,732	—	50,830	807,399
President, Chief	2012	324,450	66,542	45,545	—	36,351	472,888
Executive Officer, Director	2011	324,450	167,058	123,708	—	102,771	717,987

Robert L. Johnson	2013	242,462	13,108	227,148	—	14,262	496,980
Senior Vice President,	2012	242,462	37,296	25,527	—	12,628	317,913
Operations	2011	242,462	93,553	69,277	—	10,331	415,623

Adam L. Shelton	2013	247,200	13,364	227,316	—	1,971	489,851
Vice President Product	2012	247,200	38,024	26,025	—	107,884	419,133
Management and Marketing	2011	247,200	93,553	69,277	—	37,889	447,919

(1)	The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.
(2)

The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums and company 401(k) matching for each named executive officer as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. The aggregate dollar amount of perquisites or other personal benefits for Mr. Johnson is less than $10,000. Pursuant to the terms of his employment agreement, Mr. Quiram received $45,740, $31,314 and $102,321 in 2013, 2012 and 2011, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses; and Mr. Shelton received $89,585 in 2012 for moving to our Austin facility and $0, $13,605 and $37,589 in 2013, 2012 and 2011, respectively, for travel expenses for travel from his home in California to our headquarters.

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

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. At the beginning of 2012, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan for 2013 and to not award cash bonuses based on financial objectives in 2012. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2013.

Equity Grants

For 2013, we made the following grants of restricted stock awards and options to our named executive officers:

Name	Grant Date	Stock Awards: Number of Shares (#)	Option Awards: Number of Shares underlying options (#)(1)	Exercise price of option awards ($/Share)	Grant date Fair Value of Stock & Option Awards ($)(2)
Jeffrey A Quiram	03/07/2013	9,280	—	0.00	23,386
	03/07/2013	—	9,280	2.52	15,278
	12/05/2013	—	270,000	2.12	393,452

Robert L Johnson	03/07/2013	5,202	—	0.00	13,109
	03/07/2013	—	5,202	2.52	8,565
	12/05/2013	—	150,000	2.12	218,585

Adam L Shelton	03/07/2013	5,303	—	0.00	13,364
	03/07/2013	—	5,303	2.52	8,678
	12/05/2013	—	150,000	2.12	218,585

(1)	These stock options were granted as part of our regular performance review process and vest based on the executive continuing to provide services to us through the applicable vesting dates.
(2)	The value of a stock award or stock option award is based on the fair market value as of the grant date of such award determined pursuant to ASC 718. Stock awards consist of restricted stock awards. The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2013:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exerciseable (1)	Number of Securities Underlying Unexercised Options(#) Unexerciseable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Jeffrey A Quiram	10,000	—	82.80	5/25/2015	—	—
	4,167	—	61.44	2/20/2018	—	—
	3,061	—	61.44	2/20/2018	—	—
	2,752	—	31.44	5/6/2020	—	—
	8,811	—	18.96	1/25/2021	—	—
	1,899	1,899(2)	17.52	2/9/2022	—	—
	—	9,280(3)	2.52	3/7/2023	—	—
	—	270,000(4)	2.12	12/5/2023	—	—
	—	—	—	—	949(2)	2,040
Robert L Johnson	1,500	—	61.44	2/20/2018	—	—
	1,716	—	61.44	2/20/2018	—	—
	1,543	—	31.44	5/6/2020	—	—
	4,934		18.96	1/25/2021	—	—
	1,064	1,065(2)	17.52	2/9/2022	—	—
	—	5,202(3)	2.52	3/7/2023	—	—
	—	150,000(4)	2.12	12/5/2023	—	—
	—	—	—	—	532(2)	1,144
Adam L Shelton	4,583	—	48.36	4/24/2016	—	—
	2,000	—	61.44	2/20/2018	—	—
	1,749	—	61.44	2/20/2018	—	—
	1,573	—	31.44	5/6/2020	—	—
	4,934	—	18.96	1/25/2021	—	—
	1,085	1,085(2)	17.52	2/9/2022	—	—
	—	5,303(3)	2.52	3/7/2023	—	—
	—	150,000(4)	2.12	12/5/2023	—	—
	—	—	—	—	543(2)	1,167

(1)	These options are fully vested.
(2)	These shares vested 50% on February 9, 2013 and the remaining 50% will vested on February 9, 2014.
(3)	These shares will vest 50% on March 7, 2014 and the remaining 50% vested on March 7, 2015.
(4)	These shares will vest 50% on December 5, 2014 and the remaining 50% will vest on December 5, 2015.
(5)	The market value is calculated using the closing share price of our common stock of $2.15 on December 31, 2013.

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

The following table summarizes the compensation paid to our non-employee directors for 2013:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Martin A. Kaplan	60,000	31,800	91,800

Lynn J. Davis	40,000	21,200	61,200

David W. Vellequette(2)	45,000	21,200	66,200

Dan L. Halvorson(2)	—	—	—

(1)	The amounts in this column represent the aggregate grant date fair value of the shares of restricted common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K. As of December 31, 2013: (i) Mr. Kaplan had 1,917 options to purchase common stock and 16,805 unvested shares of restricted common stock; (ii) Mr. Davis had 1,783 options to purchase common stock and 11,389 unvested shares of restricted common stock; (iii) Mr. Vellequette had 1,250 options to purchase common stock and 11,389 unvested shares of restricted common stock.
(2)	On March 3, 2014, director David Vellequette resigned from our Board of Directors and Dan Halvorson joined our Board of Directors. Consistent with past practice, effective as of his termination of board service, we extended the exercise period of options held by Mr. Vellequette to the term of the options and accelerated the vesting of previously granted restricted stock. As a new director, Mr. Halvorson received an initial grant of 25,000 shares of our common stock on the date that he joined our Board.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 14, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 460 Ward Drive, Santa Barbara, California 93111.

Name	Number of Shares (1)		Percentage Ownership
Kopp Investment Advisors, LLC	2,301,356	(2)	18.4%
7701 France Avenue South, #500
Edina, MN 55435
Jeffrey A. Quiram	75,097		*
William J. Buchanan	28,671		*
Robert L. Johnson	32,638		*
Adam L. Shelton	35,828		*
Kenneth E. Pfeiffer	7,416		*
Lynn J. Davis	15,949		*
Martin A. Kaplan	24,243		*
Dan L. Halvorson	25,000		*
All executive officers and directors as a group (8 persons)	244,842		2.0%

*	Less than 1%.

(1)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 14, 2014 as follows: Mr. Quiram, 37,228 shares; Mr. Buchanan 13,601 shares; Mr. Johnson 14,420 shares; Mr. Shelton, 19,660 shares; Mr. Davis, 1,783 shares; Mr. Kaplan, 1,917 shares; Mr. Vellequette, 1,250 shares; and all executive officers and directors as a group, 89,651 shares.
(2)	Based solely on information reported in a Schedule 13F/HR filed with the SEC on January 21, 2014 by Kopp Investment Advisors, LLC (“KIA”), Kopp Holding Company, LLC (“KHCLLC”), and LeRoy C. Kopp (“Mr. Kopp”). KIA, KHCLLC and Mr. Kopp are the beneficial owners of and have shared voting authority with respect to 2,301,356 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Vellequette resigned from our Board of Directors effective March 3, 2014. Consistent with past practice, effective as of his termination of board service, we extended the exercise period of options he held to the term of the options and accelerated the vesting of previously granted restricted stock.

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

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2013 and 2012, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2013	2012
Audit fees(1)	$215,247	$215,455
All other fees(2)	$72,845	$39,067

Total	$288,092	$254,522

(1)	Includes fees for professional services rendered for the audit of our annual consolidated financial statements and review of our annual report on Form 10-K and for reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2013 and 2012.
(2)	These fees related to services rendered for our S-1 and S-3 registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (16)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation (30)

3.2	Amended and Restated Bylaws of Registrant. (16)

3.3	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (17)

4.1	Form of Common Stock Certificate. (31)

4.2	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (14)

Number	Description of Document

4.3	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant. (1)

4.4	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (19)

4.5	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (20)

4.6	Form of Warrant to Purchase Common Stock issued by Registrant on November 20, 2012 (24)

4.7	Form of Warrant to Purchase Common Stock issued by Registrant on December 18, 2012 (25)

4.8	Form of Warrant to Purchase Common Stock issued by Registrant on December 18, 2012 (25)

4.9	Form of Warrant to Purchase Common Stock issued by Registrant on April 26, 2013 (26)

4.10	Form of Warrant to Purchase Common Stock issued by Registrant on April 26, 2013 (26)

4.11	Form of Warrant to Purchase Common Stock issued by Registrant on August 5, 2013 (28)

4.12	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013 (27)

4.13	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013 (27)

10.1	Form of Change in Control Agreement dated March 28, 2003. (3) ***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (9) ***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (11) ***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (4) **

10.5	License Agreement between Registrant and Sunpower, Inc. dated May 2, 2005. (5) **

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (6) ***

10.7	Stock Option Grant and 2003 Equity Incentive Plan Option Agreement between Registrant and Jeffrey Quiram dated February 14, 2005. (6) ***

10.8	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (11) ***

10.9	2003 Equity Incentive Plan As Amended May 25, 2005. (8) ***

10.10	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (6) ***

10.11	Management Incentive Plan (July 24, 2006). (10) ***

10.12	Compensation Policy for Non-Employee Directors dated March 18, 2005. (7) ***

10.13	Form of Director and Officer Indemnification Agreement. (9) ***

10.14	Lease Agreement between the Registrant and 1200 Enterprises LLC dated as of June 1, 2001. (2)

10.15	First Amendment to Lease between Registrant and 1200 Enterprises LLC dated October 1, 2007. (18)

10.16	Second Amendment to Lease between the Registrant and 1200 Enterprises LLC dated January 19, 2009. (16)

10.17	Third Amendment to Lease between the Registrant and 1200 Enterprises LLC dated October 26, 2011. (21)

Number	Description of Document

10.18	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (21)

10.19	First amendment Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (23)

10.20	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (12)

10.21	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007 (13)

10.22	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (13)

10.23	Framework Agreement between Registrant and BAOLI dated November 8, 2007. (13)

10.24	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI). (13)

10.25	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI Superconductor Technology Co, Ltd (Exhibit B to Framework Agreement). (13)

10.26	Consulting agreement between Registrant and John Lockton dated May 5, 2012 (22)

10.27	Consulting agreement between Registrant and Dennis Horowitz dated May 6, 2012 (22)

10.28	2013 Equity Incentive Plan Adopted October 25, 2013 (29)

14	Code of Business Conduct and Ethics. (9)

21	List of Subsidiaries. (31)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (31)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (31)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (31)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (31)

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (31)

101	Financials provided in XBRL format (31)

**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 4, 2000.
(2)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 6, 2002.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(7)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.

(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(10)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(12)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(13)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(14)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(15)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 20, 2009.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(18)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 21, 2011.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2012.
(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 22, 2012.
(21)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2012.
(23)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 9, 2012.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 27, 2012.
(25)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 19, 2012.
(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 30, 2013.
(27)	Incorporated by reference as Exhibit 4.8/9 to Registrant’s Form S-1A filed August 2, 2013.
(28)	Incorporated by reference from Registrant’s Form S-1filed August 5, 2013.
(29)	Incorporated by reference as Exhibit A to Registrant’s Form DEF 14A filed October 31, 2013.
(30)	Incorporated by reference to Exhibit 3.1 from the Registrant’s, Current Report on Form 8-K filed March 14, 2013.
(31)	Filed herewith.

(b) Exhibits. See Item 15(a) above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Superconductor Technologies Inc.

Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) as of and for the three years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superconductor Technologies, Inc. as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception, has an accumulated deficit of $274,117,000 as of December 31, 2013, and expects to incur substantial additional losses and costs to sustain operations. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, California

March 28, 2014

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$7,459,000	$3,634,000
Accounts receivable, net	6,000	122,000
Inventory, net	76,000	51,000
Prepaid expenses and other current assets	437,000	315,000

Total Current Assets	7,978,000	4,122,000
Property and equipment, net of accumulated depreciation of $11,626,000 and $19,445,000, respectively	5,473,000	6,242,000
Patents, licenses and purchased technology, net of accumulated amortization of $722,000 and $2,367,000, respectively	888,000	889,000
Other assets	501,000	776,000

Total Assets	$14,840,000	$12,029,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$703,000	$603,000
Accrued expenses	637,000	460,000

Total Current Liabilities	1,340,000	1,063,000
Other long term liabilities	6,194,000	674,000

Total Liabilities	7,534,000	1,737,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 564,642 issued and outstanding, respectively	—	1,000
Common stock, $.001 par value, 250,000,000 shares authorized, 11,634,950 and 4,193,690 shares issued and outstanding, respectively	12,000	4,000
Capital in excess of par value	281,411,000	272,231,000
Accumulated deficit	(274,117,000)	(261,944,000)

Total Stockholders’ Equity	7,306,000	10,292,000

Total Liabilities and Stockholders’ Equity	$14,840,000	$12,029,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2013	2012	2011
Net revenues:
Net commercial product revenues	$1,710,000	$3,237,000	$3,416,000
Government and other contract revenues	—	222,000	83,000

Total net revenues	1,710,000	3,459,000	3,499,000

Costs and expenses:
Cost of commercial product revenues	1,051,000	3,850,000	5,434,000
Cost of government and other contract revenues	—	165,000	79,000
Research and development	6,073,000	5,030,000	5,325,000
Selling, general and administrative	5,068,000	5,440,000	6,322,000

Total costs and expenses	12,192,000	14,485,000	17,160,000

Loss from operations	(10,482,000)	(11,026,000)	(13,661,000)
Other Income and Expense
Loss from investment in Resonant LLC joint venture	(238,000)	—	—
Adjustments to fair value of derivatives	(1,551,000)	—	—
Interest income	—	6,000	22,000
Other income	140,000	92,000	269,000
Other Expense	(42,000)	—	—
Interest expense	—	—	(13,000)

Net loss	$(12,173,000)	$(10,928,000)	$(13,383,000)

Basic and diluted net loss per common share	$(1.71)	$(3.34)	$(5.05)

Basic and diluted weighted average number of common shares outstanding	7,123,817	3,269,482	2,652,076

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2010	611,523	$1,000	2,268,117	$2,000	$248,526,000	$(237,633,000)	$10,896,000
Issuance of common stock (net of costs)			453,583		12,402,000		12,402,000
Conversion of preferred stock to common stock	(46,881)		39,068
Repurchase of common stock to satisfy withholding obligations			(14,969)		(303,000)		(303,000)
Stock–based compensation			34,391		1,563,000		1,563,000
Net loss						(13,383,000)	(13,383,000)

Balance at December 31, 2011	564,642	1,000	2,780,190	2,000	262,188,000	(251,016,000)	11,175,000
Issuance of common stock (net of costs)			1,407,660	2,000	9,309,000		9,311,000
Conversion of preferred stock to common stock
Repurchase of common stock to satisfy withholding obligations			(8,277)		(120,000)		(120,000)
Stock–based compensation			14,117		854,000		854,000
Net loss						(10,928,000)	(10,928,000)

Balance at December 31, 2012	564,642	1,000	4,193,690	4,000	272,231,000	(261,944,000)	10,292,000
Issuance of common stock (net of costs)			7,189,503	7,000	8,688,000		8,695,000
Conversion of preferred stock to common stock	(235,717)	(1,000)	196,422	1,000			—
Cancellation of shares from reverse stock split			(2,865)
Stock–based compensation			58,200		492,000		492,000
Net loss						(12,173,000)	(12,173,000)

Balance at December 31, 2013	328,925	$—	11,634,950	$12,000	$281,411,000	$(274,117,000)	$7,306,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,173,000)	$(10,928,000)	$(13,383,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,276,000	313,000	805,000
Stock-based compensation expense	492,000	854,000	1,563,000
Provision for excess and obsolete inventories	—	270,000	717,000
Write off of intangibles	93,000	213,000	844,000
Adjustment to fair value of warrant derivatives	1,551,000	—	—
(Gain) loss on disposal of property and equipment	239,000	(92,000)	(269,000)
Loss from investment in Resonant LLC joint venture	238,000	—	—
Changes in assets and liabilities:
Accounts receivable	116,000	(61,000)	46,000
Inventories	(25,000)	1,289,000	(96,000)
Prepaid expenses and other current assets	(122,000)	159,000	(127,000)
Patents and licenses	(160,000)	(199,000)	(66,000)
Other assets	(148,000)	9,000	(152,000)
Accounts payable, accrued expenses and other liabilities	324,000	(53,000)	100,000

Net cash used in operating activities	(8,299,000)	(8,226,000)	(10,018,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(818,000)	(3,588,000)	(2,254,000)
Net proceeds from sale of property and equipment	98,000	92,000	269,000

Net cash used in investing activities	(720,000)	(3,496,000)	(1,985,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	—	(120,000)	(303,000)
Net proceeds from sale of common stock	12,844,000	9,311,000	12,402,000

Net cash provided by financing activities	12,844,000	9,191,000	12,099,000

Net increase (decrease) in cash and cash equivalents	3,825,000	(2,531,000)	96,000
Cash and cash equivalents at beginning of year	3,634,000	6,165,000	6,069,000

Cash and cash equivalents at end of year	$7,459,000	$3,634,000	$6,165,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We develop and produce high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise, providing interference elimination and network enhancement solutions to the commercial wireless industry. We are now leveraging our key enabling technologies, including radio frequency filtering, HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits. In January 2012 we took possession of a facility in Austin, Texas and have moved our HTS wire processes and our research and development to Austin. We continue to maintain a presence in Santa Barbara for certain business operations and commercial wireless business.

Our initial superconducting products were completed in 1998, and we began delivery to a number of wireless network providers. In the following 13 years, our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

In the last several years we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of our HTS Conductus® wire for next generation power applications. While most of our current commercial product revenues come from the sale of high performance wireless communications infrastructure products, production of our Conductus wire is our principal opportunity to grow our future revenue.

Historically, we used research and development contracts as a source of funds for our commercial technology development. We are not currently involved as either a contractor or subcontractor on contracts with the U.S. government. Thus for the years ended December 31, 2013, 2012, and 2011, government related contracts accounted for 0%, 6%, and 2%, respectively, of our net revenues.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $274.1 million. In 2013, we incurred a net loss of $12.2 million and had negative cash flows from operations of $8.3 million. In 2012, we had an accumulated deficit of $262.0 million, a net loss of $10.9 million and negative cash flows from operations of $8.2 million. At December 31, 2013, we had $7.5 million in cash. Our cash resources will not be sufficient to fund our business for the next 12 months. From January 1, 2014 through March 21, 2014, we have received more than $3.7 million from the exercise of outstanding warrants. Even with this additional cash, we may need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

On March 11, 2013, we effected a 1-for-12 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twelve shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2013. We have not made any material changes to these policies.

We have reviewed recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our consolidated financial statements as of and for the year ended December 31, 2013.

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

Inventories

Inventories are stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to operations immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are generally recorded in other income or expense. In 2013 and 2012 there were disposals totaling $9,405,000 and $520,000, respectively, and gains of $98,000 and $92,000, respectively, from these disposals. In 2013, we also disposed of research and development equipment with a net book value of $337,000 and charged that disposal to research and development expense.

Patents and Licenses

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability in 2012 and did not believe there was any impairment; however, for the year ended December 31, 2013 we charged $93,000 of patents pending to operations.

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

At June 18, 2013, we announced via a press release, that we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc., for a $2.4 million subordinated convertible note receivable from the new Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note is subordinated to a third party lender and is only convertible in the event Resonant, Inc. conducts an initial public offering and certain other conditions are met. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013.

We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. Delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected profitability. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

No liabilities for uncertain tax positions were recognized in 2013. No interest or penalties on uncertain tax positions have been charged to operations to date. We are not under examination by any taxing authorities. The federal statute of limitations for examination of us is open for 2010 and subsequent filings.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2013.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2013	2012	2011
Cost of revenue	$1,000	$9,000	$18,000
Research and development	169,000	277,000	477,000
Selling, general and administrative	322,000	568,000	1,068,000

	$492,000	$854,000	$1,563,000

The impact to the consolidated statements of operations for 2013, 2012 and 2011 on basic and diluted earnings per share was $0.07, $0.26 and $0.59, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2013.

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and other current liabilities as of December 31, 2013 and December 31, 2012 approximate fair value.

The fair value of our warrant derivative liability was estimated using the Binomial Lattice option valuation model.

Fair value for financial reporting purposes is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date, ASC 820, “Fair Value Measurement and Disclosures”, also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives. See Note 5 — Warrants.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We operate in a single business segment, the research, development, manufacture and marketing of high performance products used in cellular base stations to maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. We currently derive net commercial product revenues primarily from the sales of our AmpLink and SuperPlex products. We currently sell most of our products directly to wireless network operators in the United States, and historically net revenues derived principally from government research and development contracts are presented separately on the consolidated statements of operations for all periods presented. In the second half of 2014 we expect commercial level sales of our Conductus wire products.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance of our Conductus wire products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2013, we had two customers that represented 63% and 33% of total net revenues and 89% of our accounts receivable. In 2012, these two customers represented 67% and 22% of total net revenues and 38% of our accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Note 3 — Short Term Borrowings

None

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2013, 2012 or 2011.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2013, 2012 and 2011 as follows:

	2013	2012	2011
Tax benefit computed at Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(39.8)	(39.8)
State taxes, net of federal benefit	5.8	5.8	5.8

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2013	2012
Loss carryforwards	$6,910,000	$40,650,000
Capitalized research and development	—	94,000
Depreciation	1,853,000	2,029,000
Tax credits	103,500	602,000
Inventory	288,000	805,000
Acquired intellectual property	—	(90,000)
Other	394,000	517,000
Less: valuation allowance	(9,548,500)	(44,607,000)

	$—	$—

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $313.8 million and $160.6 million, respectively, which expire in the years 2014 through 2033. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $17.4 million and $16.8 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $69,000 and $52,000, respectively, which expire in the years 2030 through 2033.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets. The valuation allowance decreased by $35,058,500 in 2013 and increased by $4,449,000 in 2012 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, and August 2013. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, and August 2013. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $232 million, respectively, which were incurred prior to the 2013 ownership changes, will be subject in future periods to annual limitations of $655,000. Net operating losses incurred by us subsequent to the ownership changes totaled $4.7 million and are not subject to this limitation. An additional $259,000 in losses were released from limitation during 2013 under Section 382.

Note 5 — Stockholders’ Equity

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. In 2013, 235,717 of these preferred shares were converted into 196,422 shares of our common stock. There was no conversion of these preferred shares into common stock in 2012. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at the date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

Common Stock

On August 9, 2013, we consummated an underwritten public offering (Registration No. 333-189006) of units of our common stock and warrants for gross proceeds of $12 million, and net proceeds to us of approximately $10.9 million after deducting underwriting discounts and commissions and offering expenses. In the offering, a total of 5,721,675 shares of common stock were issued, plus an additional 954,001 shares subject to pre-funded warrants with an exercise price of $0.01 per pre-funded warrant. In addition, a total of 6,675,676 five year warrants and 3,337,838 two year warrants were issued, each with an exercise price of $2.57. The units consisted of either (at the option of the investors): (i) one share of common stock, one five year warrant and one two year warrant sold at a price to the public of $1.799, or (ii) (for those investors whose acquisition of our common stock through purchase of new units would cause them to own more than 9.9% of our outstanding common stock), a unit which consisted of one pre-funded warrant (in lieu of the share of common stock), one five year warrant and one two year warrant. Because the pre-funded warrants had an exercise price of $0.01 per share, the price for a unit having a pre-funded warrant was one penny less, or $1.789 per unit. At September 28, 2013 all of the pre-funded warrants had been exercised. Additionally, the underwriter of this offering received 117,670 warrants, each with an exercise price of $2.25, and exercisable for a period of three years commencing August 5, 2013. These warrants to our underwriter may not be exercised for a period of 180 days following August 5, 2013.

In a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants.

Equity Awards

At December 31, 2013, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

At December 31, 2013, 1,145,000 shares of common stock were available for future grants under the Stock Option Plans.

There were no stock option exercises in the last three years.

We granted stock options in each of the last three years. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2013	2012	2011
Per share fair value at grant date	$1.46	$11.16	$16.08
Risk free interest rate	1.04%	0.6%	1.5%
Expected volatility	99.4%	100%	111%
Dividend yield	0%	0%	0%
Expected life in years	4.0	4.0	4.0

The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees and Board Members have a 2 year vesting term and a 10 year contractual term and vest at 50% after one year and 50% after two years. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed a 10% aggregate forfeiture rate based on historical stock option cancellation rates over the last 4 years.

At December 31, 2013, 1,145,000 shares of common stock were available for future grants and options covering 1,152,074 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	90,280	$77.16
Granted	52,827	21.60
Canceled	(28,398)	70.32
Exercised	—	—

Outstanding at December 31, 2011	114,709	53.28
Granted	18,125	16.32
Canceled	(27,451)	56.73
Exercised	—	—

Outstanding at December 31, 2012	105,383	46.08
Granted	1,053,333	2.13
Canceled	(6,642)	100.84
Exercised	—	—

Outstanding at December 31, 2013	1,152,074	$5.58

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2013:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.12 - $2.12	1,020,000	9.93	$2.12	—	$—
2.52 - 2.52	33,334	9.18	2.52	—	—
8.14 - 18.96	39,820	7.39	18.02	33,682	18.40
19.32 - 61.44	45,977	4.50	49.98	45,113	50.28
62.40 - 843.60	12,943	1.34	90.14	12,943	9.73

	1,152,074	9.51	$5.58	91,738	$44.18

Our outstanding options expire on various dates through December 2023. The weighted-average contractual term of outstanding options was 9.5 years and the weighted-average contractual term of currently exercisable stock options was 5 years. At December 31, 2013, 1,020,000 outstanding options, none of which were exercisable, had an exercise price less than the current market value and had an intrinsic value of $31,000. The number of options exercisable and their weighted average exercise price at December 31, 2012 and 2011 totaled 74,706 and $56.52 and 61,308 and $79.68, respectively.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2012	37,190	$18.00
Granted	64,167	2.30
Vested	(52,225)	10.25
Forfeited	(5,967)	16.27

Balance nonvested at December 31, 2013	43,165	$4.28

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2013	2012	2011
Weight-average grant date fair value	$2.30	$13.92	20.28
Fair value of restricted stock awards	$148,000	$358,000	$1,009,000
Fair value of restricted stock awards vested	$535,000	$688,000	$669,000

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the year ended December 31, 2012 we withheld 99,323 shares to satisfy $135,000 of employees’ tax obligations. There was no such withholding for the year ended December 31, 2013.

No stock compensation cost was capitalized during the periods. At December 31, 2013, the total compensation cost related to non-vested option awards not yet recognized was $1.3 million and the weighted-average period over which the cost is expected to be recognized is 1.5 years. The total compensation cost related to non-vested stock awards not yet recognized was $100,000, and the weighted-average period over which the cost is expected to be recognized is 8 months.

Warrants

The following is a summary of outstanding warrants at December 31, 2013:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2)	Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2015
(3)	Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2015
(4)	Warrants related to April 2013 financing	256,914	—	5.45	April 26, 2015
(5)	Warrants related to April 2013 financing	256,913	—	5.45	April 26, 2019
(6)	Warrants related to August 2013 financing	117,670	—	2.25	August 5, 2016
(7)	Warrants related to August 2013 financing	6,675,676	6,675,676	2.57	August 9, 2018
(8)	Warrants related to August 2013 financing	3,337,838	3,337,838	2.57	August 9, 2015

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

We have determined that warrants (7) and (8) are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years; risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be slightly less than $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants at December 31, 2013 were, respectively, as follows: expected life of 4.6 years and 1.6 years; risk free interest rates of 1.75% and 0.38%; expected volatility of 97% and 126% and; dividend yield of 0% and 0%., and the December 31, 2013 fair value of these warrants was estimated to be $5.7 million. The fair value change from August 9, 2013 to December 31, 2013 was $1.6 million.

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $96,000 to the 401(k) plan in 2013, and $108,000 and $0 in 2012 and 2011, respectively.

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

For 2013, 2012 and 2011, rent expense was $868,000, $956,000, and $1,094,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2014 to 2020. Royalty expenses totaled $25,000 in each of 2013 and 2012, and $137,000 in 2011. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2014	$30,000	$1,671,000
2015	45,000	1,723,000
2016	45,000	1,654,000
2017	45,000	87,000
2018	45,000	—
Thereafter	—	—

Total payments	$210,000	$5,135,000

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2013	2012	2011
Outstanding stock options	1,152,074	105,383	114,709
Unvested restricted stock awards	43,165	37,190	53,484
Outstanding warrants	11,088,420	443,409	—

Total	12,283,659	585,982	168,193

Also, the preferred stock convertible into 274,104, 470,535 and 470,535 shares of common stock at December 31, 2013, 2012 and 2011, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Severance Charges

In 2013, as part of our effort to reduce costs, we incurred a severance related operating expense of $14,000. In 2012, we reduced our workforce and incurred $104,000 in severance costs.

Note 12 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2013	December 31, 2012
Accounts receivable:
Accounts receivable-trade	$7,000	$57,000
U.S. government accounts receivable-billed	—	67,000
Less: allowance for doubtful accounts	(1,000)	(2,000)

	$6,000	$122,000

	December 31, 2013	December 31, 2012
Inventories:
Raw materials	$563,000	$1,031,000
Reserve for raw materials	(542,000)	(1,031,000)
Work-in-process	31,000	335,000
Reserve for WIP	(25,000)	(314,000)
Finished goods	204,000	676,000
Reserve for finished goods	(155,000)	(646,000)

	$76,000	$51,000

	December 31, 2013	December 31, 2012
Property and Equipment:
Equipment	$9,315,000	$18,625,000
Leasehold improvements	7,397,000	6,675,000
Furniture and fixtures	387,000	387,000

	17,099,000	25,687,000
Less: accumulated depreciation and amortization	(11,626,000)	(19,445,000)

	$5,473,000	$6,242,000

Depreciation expense amounted to $1,205,000, $220,000, and $701,000 in 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011 we disposed of older, fully depreciated equipment with an acquisition value of $9,405,000, $520,000 and $2,917,000, respectively.

	December 31, 2013	December 31, 2012
Patents, Licenses and Purchased Technology:
Patents pending	$434,000	$517,000
Patents issued	1,176,000	1,033,000
Less accumulated amortization	(722,000)	(661,000)

Net patents issued	454,000	372,000

Purchased technology	—	1,706,000
Less accumulated amortization	—	(1,706,000)

Net purchased technology	—	—

	$888,000	$889,000

Amortization expense related to these items totaled $65,000, $93,000 and, $104,000 in 2013, 2012, and 2011, respectively. Amortization expenses related to these items are expected to total $71,000 in 2014 and $69,000 in 2015.

	December 31, 2013	December 31, 2012
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$98,000	$81,000
Compensated absences	206,000	215,000
Compensation related	25,000	47,000
Warranty reserve	151,000	227,000
Deferred rent	443,000	470,000
Other	200,000	94,000
Fair value of warrant derivatives	5,708,000	—

Total	6,831,000	1,134,000
Less current portion	(637,000)	(460,000)

Long term portion	$6,194,000	$674,000

	2013	2012	2011
Warranty Reserve Activity:
Beginning balance	$227,000	$225,000	$289,000
Additions	19,000	74,000	26,000
Deductions	(95,000)	(72,000)	(90,000)

Ending balance	$151,000	$227,000	$225,000

Supplemental Cash Flow Information:

	2013	2012	2011
Cash paid for interest	$—	$—	$13,000

Note 13 — Subsequent Events

From January 1, 2014 through March 21, 2014, we have received more than $3.7 million from the exercise of more than 1.4 million outstanding warrants issued in connection with our August 2013 underwritten public offering.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net revenues (1)	$776,000	$555,000	$229,000	$150,000
Loss from operations	2,233,000	2,380,000	3,370,000	2,499,000
Net loss	2,408,000	2,436,000	3,454,000	3,875,000
Basic and diluted loss per common share	$(0.58)	$(0.54)	$(0.42)	$(0.34)
Weighted average number of shares outstanding	4,152,036	4,521,731	8,176,262	11,527,366
2012
Net revenues (1)	$399,000	$596,000	$1,331,000	$1,133,000
Loss from operations (2)	3,006,000	3,443,000	2,270,000	2,307,000
Net loss	2,988,000	3,419,000	2,262,000	2,259,000
Basic and diluted loss per common share	$(1.35)	$(1.03)	$(0.69)	$(0.65)
Weighted average number of shares outstanding	2,964,811	3,325,383	3,292,650	3,490,231

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.
(2)	Includes increased reserve for inventory obsolescence of $92,000, $90,000, $88,000 and zero, respectively, in the 2012 quarters.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2013
Allowance for Uncollectible Accounts	$2,000	$—	$—	$(1,000)	$1,000
Reserve for Inventory Obsolescence	1,991,000	—	—	(1,269,000)	722,000
Reserve for Warranty	227,000	19,000	—	(95,000)	151,000
Deferred Tax Asset Valuation Allowance(1)	44,607,000	—	—	(35,058,500)	9,548,500

2012
Allowance for Uncollectible Accounts	2,000	—	—	—	2,000
Reserve for Inventory Obsolescence	1,785,000	270,000	—	(64,000)	1,991,000
Reserve for Warranty	225,000	74,000	—	(72,000)	227,000
Deferred Tax Asset Valuation Allowance	40,158,000	4,449,000	—	—	44,607,000

2011
Allowance for Uncollectible Accounts	2,000	—	—	—	2,000
Reserve for Inventory Obsolescence	1,096,000	717,000	—	(28,000)	1,785,000
Reserve for Warranty	289,000	26,000	—	(90,000)	225,000
Deferred Tax Asset Valuation Allowance	$35,100,000	$5,058,000	$—	$—	$40,158,000

(1)	The deferred tax asset valuation allowance decreased by $35.1 million in 2013 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014

/s/ Dan L. Halvorson Dan L. Halvorson	Director	March 28, 2014

/s/ Lynn J. Davis Lynn J. Davis	Director	March 28, 2014

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman of the Board	March 28, 2014