Form 10-Q
period 2014-03-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2014-05-09
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

We had 13,119,348 shares of our common stock outstanding as of the close of business on May 2, 2014.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 29, 2014

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

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2013.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net revenues	$389,000	$776,000

Costs and expenses:
Cost of revenues	370,000	226,000
Research and development	1,470,000	1,438,000
Selling, general and administrative	1,348,000	1,345,000

Total costs and expenses	3,188,000	3,009,000

Loss from operations	(2,799,000)	(2,233,000)
Other Income and Expense:
Loss from joint venture investment in Resonant LLC	—	(182,000)
Adjustments to fair value of warrant derivatives	(232,000)	—
Other income	96,000	6,000
Interest income	—	1,000

Net loss	$(2,935,000)	$(2,408,000)

Basic and diluted net loss per common share	$(0.25)	$(0.58)

Basic and diluted weighted average number of common shares outstanding	11,880,889	4,152,036

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2014	December 31, 2013
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$7,768,000	$7,459,000
Accounts receivable, net	308,000	6,000
Inventory, net	79,000	76,000
Prepaid expenses and other current assets	328,000	437,000

Total Current Assets	8,483,000	7,978,000

Property and equipment, net of accumulated depreciation of $11,938,000 and $11,626,000, respectively	6,658,000	5,473,000
Patents, licenses and purchased technology, net of accumulated amortization of $740,000 and $722,000, respectively	890,000	888,000
Other assets	469,000	501,000

Total Assets	$16,500,000	$14,840,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,089,000	$703,000
Accrued expenses	709,000	637,000

Total Current Liabilities	1,798,000	1,340,000
Other long term liabilities	6,393,000	6,194,000

Total Liabilities	8,191,000	7,534,000

Commitments and contingencies-Notes 5 and 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 13,119,348 and 11,634,950 shares issued and outstanding, respectively	13,000	12,000
Capital in excess of par value	285,348,000	281,411,000
Accumulated deficit	(277,052,000)	(274,117,000)

Total Stockholders’ Equity	8,309,000	7,306,000

Total Liabilities and Stockholders’ Equity	$16,500,000	$14,840,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2013 balances were derived from the audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,935,000)	$(2,408,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,000	234,000
Stock-based compensation expense	187,000	166,000
Write-off of intangibles	—	79,000
Adjustments to fair value of warrant derivatives	232,000	—
Gain on sale of property and equipment	(96,000)	(6,000)
Loss from joint venture investment in Resonant LLC	—	182,000
Changes in assets and liabilities:
Accounts receivable	(302,000)	(220,000)
Inventories	(3,000)	(94,000)
Prepaid expenses and other current assets	108,000	87,000
Patents and licenses	(20,000)	(23,000)
Other assets	32,000	32,000
Accounts payable, accrued expenses and other current liabilities	426,000	165,000

Net cash used in operating activities	(2,041,000)	(1,806,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,497,000)	(178,000)
Net proceeds from the sale of property and equipment	96,000	6,000

Net cash used in investing activities	(1,401,000)	(172,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of outstanding warrants	3,751,000	—

Net cash provided by financing activities	3,751,000	—

Net (decrease) increase in cash and cash equivalents	309,000	(1,978,000)
Cash and cash equivalents at beginning of period	7,459,000	3,634,000

Cash and cash equivalents at end of period	$7,768,000	$1,656,000

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

We were established in 1987 shortly after the discovery of HTS materials. Our stated objective was to develop products based on these materials for the commercial marketplace. After analyzing the market opportunities available, we decided to pursue a strategic revenue opportunity developing products for the electronics industry. Our initial product was completed in 1998 and we began delivery to a number of wireless network providers. In the following 13 years, we continued to refine and improve the platform, with the primary focus on improving reliability, increasing performance and runtime, and most importantly, removing cost from the manufacturing process of the required subsystems. Our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

In the last several years we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to production of HTS Conductus® wire for next generation power applications. While most our current commercial product revenues come from the sale of high performance wireless infrastructure products, production of our Conductus HTS wire is our principal opportunity to grow our future revenue.

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2013. The results of operations for the three months ended March 29, 2014 are not necessarily indicative of the results for all of 2014.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and had an accumulated deficit of $277.0 million as of March 29, 2014. For the three months ended March 29, 2014, we incurred a net loss of $2.9 million and negative cash flows from operations of $2.0 million. For all of 2013, we incurred a net loss of $12.2 million and had negative cash flows from operations of $8.3 million. These factors raise substantial doubt about our ability to continue as a going concern.

At March 29, 2014, we had $7.8 million in cash and cash equivalents, including more than $3.7 million from the exercise of 1,459,398 outstanding warrants during the quarter. Since March 29, 2014, through May 2, 2014, there have been no additional warrant exercises. Our cash resources will not be sufficient to fund our business for the next twelve months. We may need to additional funds to meet our working capital needs and financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. Our independent registered public accounting firm has also included in their audit reports for 2013 and 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

We have reviewed recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our condensed consolidated financial statements.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first quarter of 2014, there were no retirements or disposals and we realized gains of $96,000 from the sale of previously retired equipment. In 2013, there were disposals and retirements totaling $9.4 million and gains of $98,000 from disposals.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us must be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during 2013 and determined there was no impairment.

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. As of December 31, 2012 and June 18, 2013, our interest in Resonant was 30%, and the net value of the assets contributed, estimated to approximate fair value, was $423,000 and $185,000, respectively. We had accounted for it using the equity method and included it in Other assets for both periods.

On June 18, 2013, we announced via a press release, that we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc., for a $2.4 million subordinated convertible note receivable from the new Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note is subordinated to a third party lender and is only convertible in the event Resonant Inc. conducts an initial public offering and certain other conditions are met. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013 and March 29, 2014, respectively. Resonant Inc. filed a registration statement with the Securities and Exchange Commission in January 2014. Upon conversion of our note, we would own, before any such public offering, approximately 18.5% of Resonant Inc. We cannot estimate the value of such interest or predict the outcome of the offering by Resonant Inc.

We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products.

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met and even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report. We incurred no expenses in the quarter ended March 29, 2014 or in the full year 2013 as a result of this joint venture.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. The adoption of this guidance has not had a material impact on our consolidated financial statements as we concluded our tax positions are highly certain of being settled at 100% of the benefit claimed. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 2010.

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $313.8 million and $160.6 million, respectively, which expire in the years 2014 through 2033. However, during 2013, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $17.4 million and $16.8 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 29, 2014 and March 30, 2013.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended March 29, 2014 and March 30, 2013, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended
	March 29, 2014	March 30, 2013
Expected life in years	4.0	4.0
Risk free interest rate	1.1%	0.6%
Expected volatility	100.2%	93.3%
Dividend yield	0%	0%

The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 2 to 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. Our actual 2013 forfeiture rate was 25% and we assumed a 20% forfeiture rate in the period ending March 29, 2014 based on our historical stock option cancellation rates over the last 4 years.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	March 29, 2014	March 30, 2013
Research and development	$48,000	$55,000
Selling, general and administrative	139,000	111,000

Total stock-based compensation expense	$187,000	$166,000

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, estimated provisions for warranty costs, fair value of warrant derivatives, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and other current liabilities as March 29, 2014 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to fair value of derivatives. See Note 3 — Stockholder’s Equity: Warrants.

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

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance or our Conductus wire products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At March 29, 2014, we had two customers that represented 86% and 10% of total net revenues and 99% of accounts receivable. In 2013, these two customers represented 63% and 33% of total net revenues and 89% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended March 29, 2014:

	Convertible Preferred Stock				Capital in Excess of Par Value	Accumulated Deficit	Total
			Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	328,925	$—	11,634,950	$12,000	$281,411,000	$(274,117,000)	$7,306,000
Issuance of common stock from exercise of outstanding warrants			1,459,398	1,000	3,750,000		3,751,000
Stock-based compensation			25,000		187,000		187,000
Net loss						(2,935,000)	(2,935,000)

Balance at March 29, 2014	328,925	$—	13,119,348	$13,000	$285,348,000	$(277,052,000)	$8,309,000

Stock Options

At March 29, 2014, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 29, 2014 or during the three months ended March 30, 2013.

The impact to the condensed consolidated statements of operations for the quarter ended March 29, 2014 on net loss was $152,000 and $0.01 on basic and diluted net loss per common share and for the quarter ended March 30, 2013 the impact was $80,000 and $0.02 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $1.5 million and the weighted-average period over which the cost is expected to be recognized was 1.9 years at March 29, 2014.

The following is a summary of stock option transactions under our stock option plans at March 29, 2014:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2013	1,152,074	$2.12 - $ 843.60	$5.58	91,738	$44.18
Granted	50,000	2.85	2.85
Exercised	—		—
Canceled	(120)	96.00 - 843.60	404.81

Balance at March 29, 2014	1,201,954	$2.12 - $555.00	$5.43	114,174	$36.46

The outstanding options expire on various dates through the end of December 2023. The weighted-average contractual term of options outstanding is 9.3 years and the weighted-average contractual term of stock options currently exercisable is 5.6 years. The exercise prices for these options range from $2.52 to $555 per share, for an aggregate exercise price of approximately $6.5 million. At March 29, 2014, outstanding options covering 1,053,334 shares, with an intrinsic value of $661,000, had an exercise price less than the current market value and 16,668 of these options were exercisable, with an intrinsic value of $4,000.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at March 29, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2013	43,165	$4.28
Granted	25,000	2.76
Vested	(13,932)	7.38
Forfeited	—	—

Balance nonvested at March 29, 2014	54,233	$3.13

The impact to the condensed consolidated statements of operations for the three months ended March 29, 2014 was $35,000 and less than $0.01 on basic and diluted net loss per common share and for the quarter ended March 30, 2013 the impact was $86,000 and $0.02 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $149,000 and the weighted-average period over which the cost is expected to be recognized was 1.2 years.

Warrants

The following is a summary of outstanding warrants at March 29, 2014:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2)	Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2015
(3)	Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2015
(4)	Warrants related to April 2013 financing	256,914	—	5.45	April 26, 2015
(5)	Warrants related to April 2013 financing	256,913	—	5.45	April 26, 2019
(6)	Warrants related to August 2013 financing	117,670	117,670	2.25	August 5, 2016
(7)	Warrants related to August 2013 financing	6,117,383	6,117,383	2.57	August 9, 2018
(8)	Warrants related to August 2013 financing	2,436,733	2,436,733	2.57	August 9, 2015

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

At March 29, 2014 the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of 4.4 years and 1.4 years; risk free interest rates of 1.49% and 0.25%; expected volatility of 99% and 136% and; dividend yield of 0% and 0%., and the March 29, 2014 fair value of these warrants was estimated to be $5.9 million. The fair value change from December 31, 2013 to March 29, 2014 was $0.2 million.

From January 1, 2014 through March 29, 2014, we have received more than $3.7 million from the exercise of 1,459,398 outstanding warrants issued in connection with our August 2013 underwritten public offering. Since March 29, 2014, through May 2, 2014, there have been no additional warrant exercises.

4. Earnings Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	March 29, 2014	March 30, 2013
Outstanding stock options	1,201,954	137,534
Unvested restricted stock awards	54,233	45,803
Outstanding warrants	9,629,022	443,409

Total	10,885,209	626,746

Also, the preferred stock convertible into 274,104 shares of common stock was not included since its impact would be anti-dilutive.

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

In April 2014 documents were signed to amend our Santa Barbara, CA building operating lease and reduced our lease commitment. Instead of leasing approximately 71,000 square feet and partially subleasing to other tenants, we will now lease approximately 35,000 square feet and our former principal tenant will lease their portion of the building directly from our landlord. Other terms and conditions of the lease remain the same. Our table of minimum operating lease payments listed below has not yet been updated to reflect this reduced commitment going forward.

For the three months ended March 29, 2014 and March 30, 2013, rent expense was $229,000 and $221,000 respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2014 to 2021. For each of the three months ended March 29, 2014 and March 30, 2013, royalty expense totaled $6,000. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations as of March 29, 2014 are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2014	$30,000	$1,253,000
2015	45,000	1,723,000
2016	45,000	1,654,000
2017	45,000	87,000
2018	45,000	—
Thereafter	—	—

Total payments	$210,000	$4,717,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	March 29, 2014	December 31, 2013
Accounts receivable:
Accounts receivable-trade	$309,000	$7,000
U.S. government accounts receivable-billed	—	—
Less: allowance for doubtful accounts	(1,000)	(1,000)

	$308,000	$6,000

	March 29, 2014	December 31, 2013
Inventories:
Raw materials	$565,000	$563,000
Less: Raw material reserves	(542,000)	(542,000)
Work-in-process	30,000	31,000
Less: Work-in-process reserves	(25,000)	(25,000)
Finished goods	213,000	204,000
Less: Finished goods reserves	(162,000)	(155,000)

	$79,000	$76,000

	March 29, 2014	December 31, 2013
Property and Equipment:
Equipment	$10,812,000	$9,315,000
Leasehold improvements	7,397,000	7,397,000
Furniture and fixtures	387,000	387,000

	18,596,000	17,099,000
Less: accumulated depreciation and amortization	(11,938,000)	(11,626,000)

	$6,658,000	$5,473,000

Depreciation expense amounted to $312,000 and $218,000 for the three month periods ended March 29, 2014 and March 30, 2013, respectively.

	March 29, 2014	December 31, 2013
Patents and Licenses:
Patents pending	$454,000	$434,000

Patents issued	1,176,000	1,176,000
Less accumulated amortization	(740,000)	(722,000)

Net patents issued	436,000	454,000

	$890,000	$888,000

Amortization expense related to these items totaled $18,000 and $16,000, for the three month periods ended March 29, 2014 and March 30, 2013, respectively. Amortization expenses are expected to total $59,000 for the remainder of 2014 and $70,000 for 2015 and $69,000 for 2016.

	March 29, 2014	December 31, 2013
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$125 000	$98,000
Compensated Absences	217,000	206,000
Compensation related	64,000	25,000
Warranty reserve	146,000	151,000
Deferred rent	431,000	443,000
Other	179,000	200,000
Fair value of warrant derivatives	5,940,000	5,708,000

	7,102,000	6,831,000
Less current portion	(709,000)	(637,000)

Long term portion	$6,393,000	$6,194,000

	For the three months ended,
	March 29, 2014	March 30, 2013
Warranty Reserve Activity:
Beginning balance	$151,000	$227,000
Additions	—	2,000
Deductions	(5,000)	(18,000)

Ending balance	$146,000	$211,000

8. Subsequent Events

In April 2014 documents were signed to amend our Santa Barbara, CA building operating lease and reduced our lease commitment. Instead of leasing approximately 71,000 square feet and partially subleasing to other tenants, we will now lease approximately 35,000 square feet and our former principal tenant will lease their portion of the building directly from our landlord. Other terms and conditions of the lease remain the same. Our table of minimum operating lease payments listed above has not yet been updated to reflect this reduced commitment going forward.

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

Commercialization

Our development efforts over the last 27 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have commercialized wireless products and cryogenic coolers using our proprietary technology and are currently focusing our efforts on this technology in superconducting power applications.

•	Wireless Communications. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Cryocoolers. We developed a unique cryocooler that can efficiently and reliably cool HTS circuits to the critical temperature (77 degrees Kelvin), and as a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

•	Electric Power Utilities. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for our Conductus wire including energy (wind turbines, cables, fault current limiters) and industrial (motors, generators) applications. We are partnering with HTS industry leaders to accelerate our development and manufacturing processes for our Conductus wire, which we expect to begin commercial production later this year.

Our development efforts (including those described under “Our Strategic Initiatives” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Wireless Business

Although our current efforts are focused on our strategic initiatives described below, substantially all our current revenue comes from the design, manufacture, and sale of high performance infrastructure products for wireless communication applications. We have three current product lines all of which relate to wireless base stations:

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

We sell most of our current commercial products to a small number of wireless carriers in the United States, including AT&T and Verizon Wireless. Verizon Wireless and AT&T each accounted for more than 10% of our commercial revenues in each of the last three years. Demand for wireless communications equipment fluctuates dramatically and unpredictably and recently has been trending downward. As a result of this downward trend, we have managed our inventory to historically low levels, which may result in longer delivery lead times, which may not be acceptable to our customers. If this downward trend continues we may be compelled to refocus our manufacturing away from wireless products altogether. We continue to evaluate the various options available for our wireless business as we transform ourselves into a Conductus wire manufacturer. Our commercial operations are subject to a number of significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Strategic Initiatives

We have created several unique capabilities and a HTS manufacturing system related to our new Conductus wire platform, and cryocoolers that we are seeking to commercially deploy by leveraging our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise.

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

Superconducting Fault Current Limiter (SFCL):

With power demand on the rise and new power generation sources being added, the grid has become overcrowded and vulnerable to catastrophic faults. Faults are abnormal flows of electrical current like a short circuit. As the grid is stressed, faults and power blackouts increase in frequency and severity. SFCLs act like powerful surge protectors, preventing harmful faults from taking down substation equipment by reducing the fault current to a safer level (20 – 50% reduction) so that the existing switchgear can still protect the grid. Currently, electrical-utilities use massive 80kA circuit breakers, oversized transformers and fuses to prevent faults from damaging their equipment and protecting against surges. However, once a fault has occurred, standard circuit breakers suffer destructive failure and need to be replaced before service can be restored. In addition, Smart Grid and embedded alternative energy generation enhancements will increase the need for SCFLs. Grid operators face a major challenge in moving power safely and efficiently, from generators to consumers, through several stages of voltage transformation step downs and step ups. At each stage, valuable energy is lost in the form of waste heat. Moreover, while demands are continually rising, space for transformers and substations - especially in dense urban areas - is severely limited. Conventional oil-cooled transformers pose a fire and environmental hazard. Compact, efficient superconducting transformers, by contrast, are cooled by safe, abundant and environmentally benign liquid nitrogen. As an additional benefit, these actively-cooled devices will offer the capability of operating in overload, to twice the nameplate rating, without any loss of life to meet occasional utility peak load demands.

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

Advanced RF Filters for mobile communications

In February 2012 our newly formed subsidiary, Resonant LLC., entered into an agreement to develop its innovative Reconfigurable Resonance™ (RcR) technology in the rapidly growing mobile communications products industry. See further explanation below in Other Assets and Investments.

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

On June 18, 2013, we announced via a press release, that we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc., for a $2.4 million subordinated convertible note receivable from the new Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note is subordinated to a third party lender and is only convertible in the event Resonant, Inc. conducts an initial public offering and certain other conditions are met. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013 and March 29, 2014, respectively. Resonant Inc. filed a registration statement with the Securities and Exchange Commission in January 2014. Upon conversion of our note, we would own, before any such public offering, approximately 18.5% of Resonant Inc. We cannot estimate the value of such interest or predict the outcome of the offering by Resonant Inc.

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

Results of Operations

Quarter Ended March 29, 2014 compared to the Quarter Ended March 30, 2013

Net revenues decreased by $387,000 to $389,000 in the first quarter of 2014 from $776,000 in the first quarter of 2013. Net revenues consist of commercial product revenues.

Net commercial product revenues decreased by $387,000, or 50%, to $389,000 in the first quarter of 2014 from $776,000 in the first quarter of 2013. The decrease is the result of lower sales volume for all of our wireless products. Sales of our Conductus wire products are not yet significant. We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. As our sales have declined in the current period, we believe this market dynamic will continue to impact our commercial revenue. Sales prices for our products were essentially unchanged. Our three largest customers accounted for 99% of our total net commercial product revenues in the first quarter of both 2014 and 2013. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges. Sales of our Conductus wire products are not yet material.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues increased to $370,000 in the first quarter of 2014 compared to $226,000 for the first quarter of 2013, an increase of $144,000 or 64%. The lower 2013 costs were primarily the result of the sale of $300,000 of previously reserved inventory in the first quarter of 2013.

Our cost of commercial sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances charged to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our commercial product gross profit and margins:

	For the quarters ended
	March 29, 2014		March 30, 2013
	(Dollars in thousands)
Net commercial product sales	$389	100.0%	$776	100.0%
Total cost of commercial product sales	370	95%	226	29%

Gross profit	$19	5%	$550	71%

We had a gross profit of $19,000 in the first quarter of 2014 from the sale of our commercial products compared to a gross profit of $550,000 in the first quarter of 2013. We experienced a reduced gross profit in the first quarter of 2014 due to lower sales being insufficient to cover our overhead. The gross profit in 2013 was the result of higher sales, the reduction of warranty reserves, reduced manufacturing use of our facilities and the sale of $300,000 of previously reserved inventory mentioned above.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. Total expenses totaled $1,470,000 in the first quarter of 2014 compared to $1,438,000 in the same quarter of 2013, an increase of 2%. The increase is the result of our efforts for improving the manufacturability of our new Conductus wire products, which included increased use of our facilities and increases in depreciation from placing new equipment into service.

Selling, general and administrative expenses were $1.3 million in both the first quarter of 2014 and 2013.

We recognized an expense for an adjustment to the fair value of warrant derivatives of $232,000 in the first quarter of 2014. See Note 3 — Stockholder’s Equity: Warrants. There was no such expense in the first quarter of 2013.

Other income from the sale of property and equipment was $96,000 in the first quarter of 2014 and $6,000 in the first quarter of 2013.

We had a net loss of $2.9 million for the quarter ended March 29, 2014, compared to a net loss of $2.4 million in the first quarter of 2013.

The net loss available to common stockholders totaled $0.25 per common share in the first quarter of 2014, compared to a net loss of $0.58 per common share in the first quarter of 2013. The reduction in net loss available to common stockholders is largely due to the difference in shares outstanding used in computing the net loss.

Liquidity and Capital Resources

Cash Flow Analysis

As of March 29, 2014, we had working capital of $6.7 million, including $7.8 million in cash and cash equivalents, compared to working capital of $6.6 million at December 31, 2013, which included $7.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $309,000 from $7.5 million at December 31, 2013 to $7.8 million at March 29, 2014. In the first quarter of 2014, cash was used principally in operations and for the purchase of equipment. These uses were offset by net cash proceeds of $3.7 million provided by the sale of common stock from the exercise of outstanding warrants.

Cash used in operations totaled $2.0 million in the first quarter of 2014. We used $2.3 million to fund the cash portion of our net loss. We also used cash to fund a $0.3 million increase in accounts receivable, and a decrease in inventory and patents and licenses. These uses were offset by a $0.6 million decrease provided by a reduction in prepaid expenses and other assets, and increases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities totaled $1.4 million in the first quarter of 2014. Purchases of equipment for our Conductus wire initiative were $1.5 million and $96,000 was provided by equipment sales. In the first quarter of 2013, $178,000 was used to purchase property and equipment and there were $6,000 in equipment sales.

Net cash provided by financing activities in the first quarter of 2014 was $3.7 million from the exercise of 1,459,398 outstanding warrants issued in connection with our August 2013 underwritten public offering. Since March 29, 2014, through May 2, 2014, there have been no additional warrant exercises.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. During the first quarter ended March 29, 2014, we have received more than $3.7 million from the exercise of 1,459,398 outstanding warrants issued in connection with our August 2013 underwritten public offering.

Contractual Obligations and Commercial Commitments

In April 2014 documents were signed to amend our Santa Barbara, CA building operating lease and reduced our lease commitment. Instead of leasing approximately 71,000 square feet and partially subleasing to other tenants, we will now lease approximately 35,000 square feet and our former principal tenant will lease their portion of the building directly from our landlord. Other terms and conditions of the lease remain the same. Our table of minimum operating lease payments listed above has not yet been updated to reflect this reduced commitment going forward. We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2013.

Capital Expenditures

We invested $1.5 million for fixed assets in the first quarter of 2014 and we plan to invest approximately $2.1 million in fixed assets during the remainder of 2014. These amounts, and the amounts spent in 2013, are for the purchase of equipment and facilities improvements for our Conductus wire initiative. We do not plan any additional fixed asset expenditures in 2014 for our existing wireless business.

Future Liquidity

For the quarter ended March 29, 2014, we incurred a net loss of $2.9 million and had negative cash flows from operations of $2.0 million. In the full 2013 year, we incurred a net loss of $12.2 million and had negative cash flows from operations of $8.3 million. Our independent registered public accounting firm has included in its audit reports for 2013 and 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At March 29, 2014, we had $7.8 million in cash and cash equivalents. During the first quarter of 2014 we raised $3.7 million from the exercise of outstanding warrants. Since March 29, 2014, through May 2, 2014, there have been no additional warrant exercises. We believe our current cash resources and these recently raised proceeds will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce Conductus wire. Because of the expected timing and uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

Net Operating Loss Carryforward

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $313.8 million and $160.6 million, respectively, which expire in the years 2014 through 2033. However, during 2013, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $17.4 million and $16.8 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2013. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $26,000 at March 29, 2014, compared to $88,000 at December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at March 29, 2014 compared with our market risk exposure on December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2013.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2013 filed with the Securities and Exchange Commission on March 28, 2014. We are not aware of any material changes to those risk factors.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 9, 2014	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer