Form 10-Q
period 2014-09-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2014-11-12
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

We had 13,249,421 shares of our common stock outstanding as of the close of business on November 7, 2014.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 27, 2014

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	limited cash and a history of losses;

•	our ability to incorporate and fully assemble new equipment effectively and on time into our production processes;

•	our ability to calibrate and use new equipment to produce wire in accordance with our timetable;

•	our need to raise additional capital for our business;

•	our need to overcome additional technical challenges necessary to develop and commercialize HTS wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	limited number of potential customers;

•	rapidly advancing technology in our target markets;

•	the impact of competitive products, technologies and pricing;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	our proprietary rights, while important to our business, are difficult and costly to protect;

•	manufacturing capacity constraints and difficulties;

•	the impact of regional, national or global economic uncertainty; and

•	cost and uncertainty from compliance with environmental regulations.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$86,000	$229,000	$550,000	$1,560,000

Costs and expenses:
Cost of commercial product revenues	390,000	290,000	1,112,000	910,000
Research and development	1,531,000	1,875,000	4,517,000	4,724,000
Selling, general and administrative	1,281,000	1,434,000	3,995,000	3,909,000

Total costs and expenses	3,202,000	3,599,000	9,624,000	9,543,000

Loss from operations	(3,116,000)	(3,370,000)	(9,074,000)	(7,983,000)
Other Income and Expense:
Gain (loss) from investment in Resonant	(323,000)	—	3,142,000	(238,000)
Adjustments to fair value of warrant derivatives	983,000	(85,000)	96,000	(85,000)
Other income	44,000	1,000	433,000	7,000
Interest income	—	—	1,000	1,000

Net loss	$(2,412,000)	$(3,454,000)	$(5,402,000)	$(8,298,000)

Basic and diluted loss per common share	$(0.19)	$(0.42)	$(0.43)	$(1.48)

Basic and diluted weighted average number of common shares outstanding	12,917,653	8,176,262	12,615,356	5,612,636

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 31,
	2014	2013
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$978,000	$7,459,000
Investment in Resonant	3,327,000	—
Accounts receivable, net	32,000	6,000
Inventory, net	86,000	76,000
Prepaid expenses and other current assets	146,000	437,000

Total Current Assets	4,569,000	7,978,000

Property and equipment, net of accumulated depreciation of $6,821,000 and $11,626,000, respectively	8,042,000	5,473,000
Patents, licenses and purchased technology, net of accumulated amortization of $776,000 and $722,000, respectively	887,000	888,000
Other assets	257,000	501,000

Total Assets	$13,755,000	$14,840,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$636,000	$703,000
Accrued expenses	594,000	637,000

Total Current Liabilities	1,230,000	1,340,000
Other long term liabilities	6,023,000	6,194,000

Total Liabilities	7,253,000	7,534,000

Commitments and contingencies-Notes 5 and 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 13,249,421 and 11,634,950 shares issued and outstanding, respectively	13,000	12,000
Capital in excess of par value	286,008,000	281,411,000
Accumulated deficit	(279,519,000)	(274,117,000)

Total Stockholders’ Equity	6,502,000	7,306,000

Total Liabilities and Stockholders’ Equity	$13,755,000	$14,840,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2013 balances were derived from the audited consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,402,000)	$(8,298,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	999,000	946,000
Stock-based compensation expense	513,000	418,000
Write-off of intangibles	—	93,000
Adjustment to fair value of warrant derivatives	(96,000)	85,000
(Gain) loss on disposal of property and equipment	(108,000)	331,000
(Gain) loss from investment in Resonant	(3,142,000)	238,000
Changes in assets and liabilities:
Accounts receivable	(26,000)	(5,000)
Inventories	(10,000)	(41,000)
Prepaid expenses and other current assets	290,000	(150,000)
Patents and licenses	(54,000)	(64,000)
Other assets	58,000	2,000
Accounts payable, accrued expenses and other current liabilities	(164,000)	436,000

Net cash used in operating activities	(7,142,000)	(6,009,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,520,000)	(209,000)
Net proceeds from sale of property and equipment	96,000	7,000

Net cash used in investing activities	(3,424,000)	(202,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	12,844,000
Net proceeds from the exercise of warrants	4,085,000	—

Net cash provided by financing activities	4,085,000	12,844,000

Net increase (decrease) in cash and cash equivalents	(6,481,000)	6,633,000
Cash and cash equivalents at beginning of period	7,459,000	3,634,000

Cash and cash equivalents at end of period	$978,000	$10,267,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct various signals or energy (e.g., electrical current or radio frequency (“RF”) signals) with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems by reducing power loss, lowering heat generation, and decreasing electrical noise.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2013. The results of operations for the nine months ended September 27, 2014 are not necessarily indicative of the results for all of 2014.

2. Summary of Significant Accounting Policies

Basis of Presentation

At September 27, 2014, we had $1.0 million in cash and cash equivalents. We have incurred significant net losses since our inception and had an accumulated deficit of $274.1 million through 2013 and $279.5 million through September 27, 2014. For the nine months ended September 27, 2014, we incurred a net loss of $5.4 million and sustained negative cash flows from operations of $7.1 million. For all of 2013, we incurred a net loss of $12.2 million and had negative cash flows from operations of $8.3 million. These factors raise substantial doubt about our ability to continue as a going concern.

Our cash resources will not be sufficient to fund our business for the next twelve months. We may need additional funds to meet our working capital needs and financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise the needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. Our independent registered public accounting firm has also included in their audit reports for 2013 and 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Marketable Securities

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the nine months ended September 27, 2014, there were $5.8 million of retirements and disposals. In the three and nine months ended September 27, 2014 we realized gains of $0 and $96,000, respectively, from sale of this equipment. In 2013, there were $9.4 million of disposals and retirements and $98,000 of gains from disposals.

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

Investment in Resonant

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, and experienced executive leadership and technical expertise as our minority investment in Resonant LLC. As of December 31, 2012 and June 18, 2013, our interest in Resonant LLC was 30%, and the net value of the assets contributed, estimated to approximate fair value, was $423,000 and $185,000, respectively. We accounted for our investment using the equity method and included it in Other assets for both periods.

At June 18, 2013, we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc. (“Resonant”), for a $2.4 million subordinated convertible note receivable from the new Resonant. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note was subordinated to a third party lender and was only convertible in the event Resonant conducted an initial public offering and certain other conditions. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013 and March 29, 2014, respectively. As of May 29, 2014, the note receivable was converted into 700,000 common shares of Resonant. These common shares represented 10.2% of Resonant’s outstanding shares (including over-allotment) and could not be traded without the consent of the underwriter of the initial public offering for a period of twelve months after the initial public offering date of May 29, 2014. Our level 3 fair value of these shares at May 29, 2014 and June 28, 2014 was approximately $3.6 million and was included in Current Assets. In late September 2014, we entered into a private transaction to sell this minority interest to various buyers for an aggregate of $3,564,400. At September 27, 2014, our $3,327,100 expected net proceeds from this transaction were included on our balance sheet as Investment in Resonant and on September 30, 2014, this $3,327,100 investment was converted to cash. During the three months ended September 27, 2014, we recognized a loss of $323,000 in connection with this investment.

Other Investments

From time to time we may pursue joint ventures with other entities to commercialize our technology. In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement called for our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, we have been conducting lab and field trials in the existing China 2G market using our TD-SCDMA and SuperLink solutions. Although those activities continue, the parties have not completed their contributions to the joint venture, including most of the funding and our license, within the two year period specified by the agreement and Chinese law. The future of the joint venture, including any commencement of manufacturing and the transfer of our processes, will depend on product demand in China, completion of funding by our joint venture partner, as well as a number of other conditions, including obtaining certain critical approvals from the Chinese and U.S. governments. There continues to be no assurance that these conditions will be met. Even if these conditions are met and the approvals received, the results from our joint venture will be subject to a number of significant risks associated with international operations and new ventures, some of which are set forth in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report. We incurred no expenses in the three and nine months ended September 27, 2014 or in the full year 2013 as a result of this joint venture.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the nine months ended September 27, 2014 and September 28, 2013.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. There were no grants in the three months ended September 27, 2014 and September 28, 2013. For the nine months ended September 27, 2014 and September 28, 2013, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected life in years	—	—	4.0	4.0
Risk free interest rate	—	—	1.1%	0.6%
Expected volatility	—	—	100.2%	93.3%
Dividend yield	—	—	0%	0%

The stock-based compensation expense for our restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. The expected life was based on the contractual term of the options and expected employee exercise behavior. Typically, options to our employees have a 2 to 4 year vesting term and a 10 year contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. Our actual 2013 forfeiture rate was 25% and we assumed a 20% forfeiture rate in the three and nine month period ending September 27, 2014 based on our historical stock option cancellation rates over the last 4 years.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of Revenue	$—	$—	$—	$1,000
Research and development	40,000	44,000	131,000	144,000
Selling, general and administrative	118,000	78,000	382,000	273,000

Total stock-based compensation expense	$158,000	$122,000	$513,000	$418,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and other current liabilities as September 27, 2014 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. Their fair value at September 27, 2014 was $5.6 million and was estimated using the Binomial Lattice option valuation model. Specific model assumptions are shown below under Warrants. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to fair value of warrant derivatives.

The fair value of our Resonant securities held-for-sale was also determined based on level 3 inputs. As noted above, these shares represented 10.2% of Resonant’s outstanding shares and could not be traded without the consent of their underwriter for a period of twelve months from May 29, 2014. Factors used in, but not limited to, considering their fair value included: quoted prices for freely traded shares; limited trading period and volume; their limited history as a company and; other restrictions. As of May 29, 2014 and June 28, 2014, we used the net IPO per share purchase price of $5.21 as the basis for its level 3 fair value estimate, which we believe approximated fair value using the trading price of the common stock of Resonant, as adjusted for an estimated discount ranging from 35% to 45% for lack of marketability and other restrictions described herein.

Comprehensive Income(Loss)

Resonant completed its initial public offering during the three month period ended on June 28, 2014, at which time our note was converted into 700,000 common shares of Resonant. Our level 3 fair value of these shares at May 29, 2014 and June 28, 2014 was approximately $3.6 million. These shares were marketed and sold in September 2014 in a private transaction and the three and nine month gain (loss) on investment of $(323,000) and $3,142,000 is included on the Statements of Operations.

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

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At September 27, 2014, we had two customers that represented 41% and 25% of total net revenues and 100% of accounts receivable. In 2013, these two customers represented 62% and 36% of total net revenues and 98% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the nine months ended September 27, 2014:

	Convertible Preferred Shares				Capital in
			Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2013	328,925	$—	11,634,950	$12,000	$281,411,000	($274,117,000)	$7,306,000
Issuance of common stock from exercise of outstanding warrants			1,589,471	1,000	4,084,000		4,085,000
Stock-based compensation			25,000		513,000		513,000
Net loss						(5,402,000)	(5,402,000)

Balance at September 27, 2014	328,925	$—	13,249,421	$13,000	$286,008,000	($279,519,000)	$6,502,000

Stock Options

At September 27, 2014, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and nine months ended September 27, 2014 or during the three and nine months ended September 28, 2013.

The impact to the condensed consolidated statements of operations for the three and nine months ended September 27, 2014 on net loss was $137,000 and $433,000 and $0.01 and $0.03 on basic and diluted net loss per common share, respectively, compared to $82,000 and $243,000 and $0.01 and $0.04 on basic and diluted net loss per common share for the three and nine months ended September 28, 2013. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $1.2 million and the weighted-average period over which the cost is expected to be recognized was 1.7 years at September 27, 2014.

The following is a summary of stock option transactions under our stock option plans at September 27, 2014:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2013	1,152,074	$2.12 - $843.60	$5.58	91,738	$44.18
Granted	50,000	2.85	2.85
Exercised	—		—
Canceled	(970)	96.00 - 165.60	165.56

Balance at September 27, 2014	1,201,104	$2.12 – $555.00	$5.34	114,372	$35.50

The outstanding options expire on various dates through the end of December 2023. The weighted-average contractual term of options outstanding is 8.8 years and the weighted-average contractual term of stock options currently exercisable is 5.1 years. The exercise prices for these options range from $2.12 to $555 per share, for an aggregate exercise price of approximately $6.4 million. At September 27, 2014, outstanding options covering 1,053,334 shares, with an intrinsic value of $650,000, had an exercise price less than the current market value and 16,668 of these options were exercisable, with an intrinsic value of $4,000.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at September 27, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2013	43,165	$4.28
Granted	25,000	2.76
Vested	(16,916)	7.42
Forfeited	—	—

Balance nonvested at September 27, 2014	51,249	$2.59

The impact to the condensed consolidated statements of operations was $20,000 and $80,000 and $0.00 and $0.01, on basic and diluted net loss per common share for both the three and nine months ended September 27, 2014, respectively, and was $40,000 and $175,000 and $0.01 and $0.03 on basic and diluted net loss per common share for the three and nine months ended September 28, 2013, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $103,000 and the weighted-average period over which the cost is expected to be recognized was 1.1 years.

Warrants

The following is a summary of outstanding warrants at September 27, 2014:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
(1) Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2) Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2015
(3) Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2015
(4) Warrants related to April 2013 financing	256,914	256,914	5.45	April 26, 2015
(5) Warrants related to April 2013 financing	256,913	256,913	5.45	April 26, 2019
(6) Warrants related to August 2013 financing	117,670	117,670	2.25	August 5, 2016
(7) Warrants related to August 2013 financing	6,117,383	6,117,383	2.57	August 9, 2018
(8) Warrants related to August 2013 financing	2,306,660	2,306,660	2.57	August 9, 2015

Warrants (1)-(6) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also subject to limitations upon any distribution of assets including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

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

The significant weighted average assumptions for estimating the fair value of these warrants at December 31, 2013 were, respectively, as follows: expected life of 4.6 years and 1.6 years; risk free interest rates of 1.75% and 0.38%; expected volatility of 97% and 126% and; dividend yield of 0% and 0%. The December 31, 2013 fair value of these warrants was estimated to be $5.7 million. The fair value change from August 9, 2013 to December 31, 2013 was $1.6 million.

At September 27, 2014 the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of 3.9 years and 0.9 years; risk free interest rates of 1.2% and 0.1%; expected volatility of 101% and 68% and; dividend yield of 0% and 0%. The September 27, 2014 fair value of these warrants was estimated to be $5.6 million. The fair value change decreased $96,000 from December 31, 2013 to September 27, 2014.

In the three and nine months ended September 27, 2014, we received $0.3 million and $4.1 million, respectively, from the exercise of 130,073 and 1,589,471outstanding warrants issued in connection with our August 2013 underwritten public offering.

4. Earnings Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	September 27, 2014	September 28, 2013
Outstanding stock options	1,201,104	135,166
Unvested restricted stock awards	51,249	37,332
Outstanding warrants	9,498,949	11,088,420

Total	10,751,302	11,260,918

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

In April 2014 documents were signed to amend our Santa Barbara, CA building operating lease and reduce our lease commitment. Instead of leasing approximately 71,000 square feet and partially subleasing to other tenants, we will now lease approximately 35,000 square feet and our former principal tenant will lease their portion of the building directly from our landlord. Other terms and conditions of the lease remain the same.

In July 2014 we amended our Austin, TX building operating lease and increased our leased premises to 94,000 square feet. Base rent and operating expenses were revised and are included in the table below. Other terms and conditions of the lease remain the same.

For the three and nine months ended September 27, 2014 rent expense was $160,000 and $619,000, respectively, and for the three and nine months ended September 28, 2013 rent expense was $213,000 and $659,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2014 to 2021. For the three and nine months ended September 27, 2014 royalty expense totaled $6,000 and $19,000, respectively, compared to an expense of $6,000 and $19,000, respectively, for the three and nine months ended September 28, 2013. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations as of September 27, 2014 are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2014	$—	$290,000
2015	45,000	1,351,000
2016	45,000	1,461,000
2017	45,000	233,000
2018	45,000	37,000
Thereafter	—	25,000

Total payments	$180,000	$3,397,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	September 27, 2014	December 31, 2013
Accounts receivable:
Accounts receivable-trade	$33,000	$7,000
Less: allowance for doubtful accounts	(1,000)	(1,000)

	$32,000	$6,000

	September 27, 2014	December 31, 2013
Inventories:
Raw materials	$588,000	$563,000
Less: Raw material reserves	(542,000)	(542,000)
Work-in-process	31,000	31,000
Less: Work-in-process reserves	(25,000)	(25,000)
Finished goods	195,000	204,000
Less: Finished goods reserves	(161,000)	(155,000)

	$86,000	$76,000

	September 27, 2014	December 31, 2013
Property and Equipment:
Equipment	$12,834,000	$9,315,000
Leasehold improvements	1,642,000	7,397,000
Furniture and fixtures	387,000	387,000

	14,863,000	17,099,000
Less: accumulated depreciation and amortization	(6,821,000)	(11,626,000)

	$8,042 ,000	$5,473,000

Depreciation expense amounted to $316,000 and $945,000, respectively, for the three and nine months ended September 27, 2014 and $338,000 and $893,000, respectively, for the three and nine months ended September 28, 2013.

	September 27, 2014	December 31, 2013
Patents and Licenses:
Patents pending	$437 ,000	$434,000

Patents issued	1,226,000	1,176,000
Less accumulated amortization	(776,000)	(722,000)

Net patents issued	450,000	454,000

	$887,000	$888,000

Amortization expense related to these items totaled $18,000 and $54,000, respectively, for the three and nine months ended September 27, 2014 and $17,000 and $51,000, respectively, for the three and nine months ended September 28, 2013. Amortization expenses are expected to total $18,000 for the remainder of 2014 and $71,000 for 2015 and 2016.

	September 27, 2014	December 31, 2013
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$134,000	$98,000
Compensated absences	238,000	206,000
Compensation related	43,000	25,000
Warranty reserve	53,000	151,000
Deferred rent	371,000	443,000
Other	166,000	200,000
Fair value of warrant derivatives	5,612,000	5,708,000

	6,617,000	6,831,000
Less current portion	(594,000)	(637,000)

Long term portion	$6,023,000	$6,194,000

	For the nine months ended,
	September 27, 2014	September 28, 2013
Warranty Reserve Activity:
Beginning balance	$151,000	$227,000
Additions	—	19,000
Deductions	(98,000)	(41,000)

Ending balance	$53,000	$205,000

8. Subsequent Events

In late September 2014, we entered into a private transaction to sell our minority position of 700,000 common shares of Resonant to various buyers for an aggregate of $3,564,400. At September 27, 2014, our $3,327,100 expected net proceeds from this transaction were included on our balance sheet as Investment in Resonant and on September 30, 2014, this $3,327,100 investment was converted to cash.

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

•	Wireless Communications. Our current commercial products help maximize the performance of wireless telecommunications networks by improving the quality of uplink signals from mobile wireless devices. Our products increase capacity utilization, lower dropped and blocked calls, extend coverage, and enable higher wireless data throughput — all while reducing capital and operating costs.

•	Cryocoolers. We developed a unique cryocooler that can efficiently and reliably cool HTS circuits to the critical temperature (77 degrees Kelvin), and as a result, our wireless products are maintenance free and reliable enough to be deployed for many years.

•	Electric Power Utilities. As discussed above, we are adapting our unique HTS materials deposition techniques to deliver energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for our Conductus wire including energy (wind turbines, cables, fault current limiters) and industrial (motors, generators) applications. We are partnering with HTS industry leaders to accelerate our development and manufacturing processes for our Conductus wire. We expect to begin commercial production of Conductus wire later this year.

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

Superconducting Fault Current Limiter (SFCL):

With power demand on the rise and new power generation sources being added, the grid has become overcrowded and vulnerable to catastrophic faults. Faults are abnormal flows of electrical current like a short circuit. As the grid is stressed, faults and power blackouts increase in frequency and severity. SFCLs act like powerful surge protectors, preventing harmful faults from taking down substation equipment by reducing the fault current to a safer level (20 – 50% reduction) so that the existing switchgear can protect the grid. Currently, electrical-utilities use massive 80kA circuit breakers, oversized transformers and fuses to prevent faults from damaging their equipment and protect against surges. However, once a fault has occurred, standard circuit breakers suffer destructive failure and need to be replaced before service can be restored. In addition, Smart Grid and embedded alternative energy generation enhancements will increase the need for SCFLs. Grid operators face a major challenge in moving power safely and efficiently, from generators to consumers, through several stages of voltage transformation step downs and step ups. At each stage, valuable energy is lost in the form of waste heat. Moreover, while demands are continually rising, space for transformers and substations—especially in dense urban areas—is severely limited. Conventional oil-cooled transformers pose a fire and environmental hazard. By contrast, compact, efficient superconducting transformers are cooled by safe, abundant and environmentally benign liquid nitrogen. As an additional benefit, these actively-cooled devices will offer the capability of operating in overload, to twice the nameplate rating, without any loss of life to meet occasional utility peak load demands.

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

Advanced RF Filters for mobile communications

In February 2012 our then newly formed subsidiary, Resonant LLC., entered into an agreement to develop its innovative technology in the rapidly growing mobile communications products industry. See further explanation below in Resonant and other investments regarding the recent initial public offering of Resonant, the successor to Resonant LLC, and our interests therein.

Resonant and other investments

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

At June 18, 2013, we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant, for a $2.4 million subordinated convertible note receivable. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note was subordinated to a third party lender and was only convertible in the event Resonant conducted an initial public offering and certain other conditions. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013 and March 29, 2014, respectively. As of May 29, 2014, the note receivable was converted into 700,000 common shares of Resonant. These shares represented 10.2% of Resonant’s outstanding shares and could not be traded without the consent of their underwriter for a period of twelve months after their May 29, 2014 effective date. As of May 29, 2014 and June 28, 2014, we used the net IPO per share purchase price of $5.21 as the basis for its level 3 fair value estimate, which we believe approximated fair value using the trading price of the common stock of Resonant, as adjusted for an estimated discount ranging from 35% to 45% for lack of marketability and other restrictions described herein. Our level 3 fair value of these shares at May 29, 2014 and June 28, 2014 was approximately $3.6 million.

These shares were marketed and sold in September 2014 in a private transaction and the three and nine month gain (loss) on investment of $(323,000) and $3,142,000 is included on the Statements of Operations.

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

Results of Operations

Three and nine months ended September 27, 2014 compared to the three and nine months ended September 28, 2013

Net revenues decreased by $143,000 or 62%, to $86,000 in the third quarter of 2014 from $229,000 in the third quarter of 2013. Total net revenues decreased by $1,010,000, or 65%, to $550,000 in the first nine months of 2014 from $1,560,000 in the same period of 2013. The decrease is the result of lower sales volume for our SuperLink products. Sales of our Conductus wire products are not yet significant.

We sell our SuperLink and other performance enhancement products to large North American wireless operators. As our customers continue to invest in 4G networks, spending on 3G data networks, where our products are deployed, has become a secondary priority. We believe this market dynamic has impacted and will continue to impact our commercial revenue. The average sales prices for our products were unchanged. Our two largest customers accounted for 66% of our total net commercial product revenues in the first nine months of 2014 and 98% in the same period of 2013. These customers generally purchase products through non-binding commitments with minimal lead-times. We also continue to experience challenges to revenue growth in the commercial wireless market. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns, and revenues may continue to be impacted by such challenges.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues increased by $100,000 or 34%, to $390,000 in the third quarter of 2014 from $290,000 in the same period of 2013. The cost of commercial product revenues increased by $202,000, or 22%, to $1,112,000 in the first nine months of 2014 from $910,000 in the same period of 2013. The higher costs relative to reduced sales resulted principally from fixed manufacturing cost components.

Our cost of commercial sales includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor and overhead, which includes transportation costs and warranty costs. The fixed component includes equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units against which to absorb our overhead costs. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units against which to absorb our overhead costs. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our commercial product gross gain (loss):

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Net commercial product sales	$86	100%	$229	100%	$550	100%	$1,560	100%
Cost of commercial product sales	390	453%	290	127%	1,112	202%	910	58%

Gross gain (loss)	$(304)	(353)%	$(61)	(27)%	$(562)	(102)%	$650	42%

We had a gross loss of $304,000 in the third quarter of 2014 from the sale of our commercial products compared to a gross loss of $61,000 in the third quarter of 2013. As noted above, this gross loss in the third quarter, and year to date in 2014, resulted from a level of commercial sales insufficient to cover our fixed manufacturing overhead costs and increased efforts at our Austin, Texas facility to manufacture our Conductus wire. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months. Gross margin in the third quarters and first nine months of 2014 and 2013 were not impacted by the sale of previously written-off inventory.

Research and development expenses relate to development of our new wire products and wire products manufacturing processes. These expenses totaled $1.5 million and $4.5 million, respectively, in the three and nine months ended September 27, 2014 compared to $1.9 million and $4.7 million, respectively, in the three and nine month period ended September 28, 2013. Our higher 2013 expenses included a $337,000 capital equipment obsolescence write-off.

Selling, general and administrative expenses totaled $1.3 million, and $4 million, respectively, in the three and nine months ended September 27, 2014 compared to $1.4 million and $3.9 million in the three and nine months ended September 28, 2013.

For the three and nine months ended September 27, 2014, we had a loss of $323,000 and a gain of $3.1 million from our investment in Resonant, respectively. Resonant completed its initial public offering during the period ended June 28, 2014, at which time our note was converted into 700,000 common shares of Resonant with an estimated fair value of $3.6 million. In late September 2014 we entered into a private transaction to sell this minority interest to various buyers for an aggregate of $3.6 million. At September 27, 2014, our $3.3 million expected net proceeds from this transaction were included on our balance sheet as Investment in Resonant and on September 30, 2014, this investment was converted to cash.

Other income from the sale of property and equipment totaled $44,000 and $433,000, respectively, in for the three and nine months ended September 27, 2014.

Interest income totaled $0 and $1,000, respectively, for the three and nine months ended September 27, 2014 compared to similar amounts in the three and nine months ended September 28, 2013.

We had a net loss of $2.4 million for the quarter ended September 27, 2014, compared to a net loss of $3.5 million in the same period of 2013. Nearly all of this reduced loss can be attributed to adjustments to the fair value of our warrant derivatives. For the nine months ended September 27, 2014 our loss totaled $5.4 million compared to a net loss of $8.3 million for the nine months ended September 28, 2013. Nearly all of this reduced loss can be attributed to our $3.1 million gain from our investment in Resonant.

The net loss available to common stockholders totaled $0.19 per common share in the third quarter of 2014, compared to a net loss of $0.42 per common share in the same period of 2013. The net loss available to common stockholders totaled $0.43 per common share in the first nine months of 2014, compared to $1.48 per common share in the first nine months of 2013.

Liquidity and Capital Resources

Cash Flow Analysis

As of September 27, 2014, we had working capital of $3.3 million, including $1 million in cash and cash equivalents, compared to working capital of $6.6 million at December 31, 2013, which included $7.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $6.5 million from $7.5 million at December 31, 2013 to $1 million at September 27, 2014. Cash was used in operations and to purchases of property and equipment, and was partially offset by financing activities.

Cash used in operations totaled $7.1 million in the first nine months of 2014. We used $7.2 million to fund the cash portion of our net loss, and cash was provided by a $0.1 million change in our working capital.

Net cash used in investing activities totaled $3.4 million in the first nine months of 2014. Purchases of equipment for our HTS wire initiative were $3.5 million, $96,000 of which was provided by equipment sales.

Cash provided from financing activities totaled $4.1 million from the exercise of 1,589,471 outstanding warrants issued in connection with our August 2013 underwritten public offering.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. In the first nine months of 2014, cash provided by financing activities totaled $4.1 million from the exercise of outstanding warrants.

Contractual Obligations and Commercial Commitments

In April 2014 documents were signed to amend our Santa Barbara, CA building operating lease and reduced our lease commitment. Instead of leasing approximately 71,000 square feet and partially subleasing to other tenants, we will now lease approximately 35,000 square feet and our former principal tenant will lease their portion of the building directly from our landlord. Other terms and conditions of the lease remain the same. In July 2014 we amended our Austin, TX building operating lease and increased our leased premises to 94,000 square feet. Base rent and operating expenses were revised and other terms and conditions of the lease remain the same. We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2013.

Capital Expenditures

We invested $3.5 million in fixed assets in the first nine months of 2014. We plan to invest approximately $0.3 million in fixed assets during the remainder of 2014. These amounts are for the purchase of equipment and facilities improvements for our HTS wire initiative. We do not plan on having any additional fixed asset expenditures in 2014 for our existing wireless business.

Future Liquidity

For the first nine months of 2014, we incurred a net loss of $5.4 million and had negative cash flows from operations of $7.1 million. In the full 2013 year, we incurred a net loss of $12.2 million and had negative cash flows from operations of $8.3 million. Our independent registered public accounting firm has included in their audit reports for 2013 and 2012 an explanatory paragraph expressing significant doubt about our ability to continue as a going concern.

At September 27, 2014, we had $1 million in cash and cash equivalents. On September 30, 2014, we received $3.3 cash from the sale of our Resonant common shares. Our cash resources are not sufficient to fund our planned operations for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, and licenses. We plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce Conductus wire. Because of the expected timing and uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including, for example, those related to valuation of our investment in Resonant, bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, valuation of outstanding stock warrants, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2013. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $65,000 at September 27, 2014, compared to $88,000 at December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at September 27, 2014 compared with our market risk exposure on December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2013.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith, except exhibits 32.1 and 32.2 are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: November 12, 2014	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer