Form 10-K
period 2014-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2015-03-12
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 0-21074

SUPERCONDUCTOR TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0158076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9101 Wall Street, Suite 1300, Austin, Texas 78754

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (512) 334-8900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  or    No  ☒

The aggregate market value of the common stock held by non-affiliates was $31.1 million as of June 28, 2014 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $3.01 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 28, 2014. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 15,180,899 shares of common stock outstanding as of the close of business on March 1, 2015.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2014

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our limited cash and a history of losses;

•	our need to materially grow our revenues from commercial operations and/or raise additional capital (which financing may not be available on acceptable terms or at all) in the very near future, before cash reserves are deleted (which reserves are expected to be sufficient well into the second quarter of 2015), to implement our current business plan and maintain our viability;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	our need to overcome additional technical challenges in attaining milestones to develop and manufacture commercial lengths of our HTS wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers;

•	customer pressures on the decreases in average selling prices of our products;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	fluctuations in sales and product demand from quarter to quarter can be significant;

•	our proprietary rights, while important to our business, are difficult and costly to protect;

•	the cost and uncertainty from compliance with environmental regulations;

•	the impact on our strategic wire initiative of any inability to raise additional capital; the impact of any such financing activity on the level of our stock price, which may decline in connection with the sales under registered direct offerings or otherwise and the dilutive impact of any issuances of securities to raise capital; and

•	local, regional, national and international economic conditions and events and the impact they may have on us and our customers.

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

PART I

ITEM 1. BUSINESS

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct electricity with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance that requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reduce power loss, and lowering heat generation providing extremely high current carrying density and zero resistance to direct current.

We were established in 1987 shortly after the discovery of HTS materials. Our stated objective was to develop products based on these materials for the commercial marketplace.

After analyzing the market opportunities available, we decided to develop products for the utility and telecommunications industries.

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

In late 2010, we transitioned our research and development efforts to adapting our proprietary HTS material deposition techniques to the production of our HTS Conductus® wire for next generation power applications, which is our primary opportunity to grow our future revenues. We continue to generate revenue from our legacy wireless communications products. This revenue has been declining and we expect this trend to continue until we completely abandon these products.

Commercialization

Our development efforts over the last 27 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. STI’s strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR and MRI), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufactures to complete qualification and acceptance testing of Conductus wire. We expect to begin commercial production of Conductus wire in 2015.

Our development efforts (including those described under “Our Future Business” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Our Future Business

We have created several unique capabilities and HTS manufacturing systems related to our Conductus wire platform that we are seeking to produce by leveraging our leadership in superconducting technologies, extensive intellectual property and HTS manufacturing expertise.

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

Other Assets and Investments

In September 2014, STI and Robinson Research Institute entered a strategic agreement to jointly engage end customers and partners in the building of superconductor products utilizing Conductus® superconducting wire and with Robinson Research Institute’s superconducting device technology. The Robinson Research Institute, based at Victoria University of Wellington in New Zealand, has unique capabilities in the production of HTS Roebel cable used in superconducting machines and magnets, and in the development of HTS MRI and HTS transformers. The Robinson Research Institute has been a valuable ally as we prepare for the commercial launch of Conductus wire, Robinson’s performance characterization expertise and applications knowledge are truly impressive. As we move to full production, we are implementing a comprehensive plan to supply Conductus wire and support global leaders in the commercialization of superconducting devices. Robinson is an expert in the development of innovative superconducting products. Jointly we have identified initial projects including applications such as rotating machines, transformers, scientific magnets and MRI systems. Additionally, Robinson and its partners have a strong focus on Asia and we believe our agreement will help us expand our reach into that fast-growing market. Working alongside many industry leaders, the Robinson Research Institute and its partners have built superconducting devices for the energy industry, recently completing a transformer for use in the electrical grid. In the healthcare market, Robinson has focused on applications of MRI systems where HTS wire gives a competitive advantage.

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology in exchange for a minority investment in Resonant LLC. As of December 31, 2012 and December 31, 2013 our interest in Resonant and the net value of the assets contributed, estimated to approximate fair value, was $185,000. In late September 2014 we entered into a private transaction to sell this minority interest to various buyers for gross proceeds to us of $3.6 million, and net proceeds to us of $3.3 million after offering expenses.

In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement specified our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, there has been no significant progress to manufacture and sell our SuperLink interference elimination solution in China and the parties have not completed their contributions to the joint venture within the two year period specified by the agreement and Chinese law. We see our primary opportunity to grow future revenues with the production of our HTS Conductus® wire, and we do not expect this joint venture to be a significant part of future revenues.

Licenses

We grant licenses for our technology to other companies. Specifically, we have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications and (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications.

Government Contracts

We did not generate revenues from government contracts in 2014 or 2013 as we focus on our strategic initiatives going forward. For 2012, government related contracts accounted for 6% of our net revenues.

Manufacturing

Our manufacturing process involves the operation of sophisticated production equipment and material handling by production technicians. We purchase inventory components and manufacture inventory based on existing customer purchase requests, and to a lesser extent, on sales forecasts. Our primary facility is our advanced manufacturing center of excellence in Austin, Texas. This Texas facility addresses our growth expectations for our superconducting wire initiative. The opening of this facility coincided with the delivery of our first superconducting wire production equipment in early 2012. We expect to begin commercial Conductus wire production in 2015.We currently assemble and test our wireless communications products at our facilities in Santa Barbara, California.

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

Marketing and Sales

We utilize a direct selling model due to the concentrated customer base for superconducting wire.

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality and compliance with industry standards. Our primary competitors are American Superconductor (AMSC), SuperPower (Furukawa), SuNam , Fujikura, Sumitomo and THEVA, among others.

Research and Development

Our 2014 and 2013 research and development activities were focused entirely on developing our Conductus wire product. Our wireless products and government contracts effort required significantly less of our engineering resources in 2012 as our focus on our Conductus wire expanded. We spent a total of $6.0 million for 2014, and $6.1 million and $5.2 million for each of 2013 and 2012 on research and development, of which $6.0 million, $6.1 million and $5.0 million, respectively, was for company-funded research and development. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented zero, zero and 3% of total research and development costs for each of 2014, 2013 and 2012, respectively.

Our Proprietary Technology

We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. Our current patents expire at various dates from 2015 to 2031. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

Environmental Issues

We use certain hazardous materials in our research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure, waste treatment or disposal. Although we believe that our safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident, however the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. If such an accident were to occur, we could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed our resources or otherwise have a material adverse effect on our financial condition, results of operations or cash flows.

Corporate Information

Our facilities and principal executive offices are located at 9101 Wall Street, Suite 1300, Austin, Texas 78754. Our telephone number is (512) 334-8900. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Employees

As of December 31, 2014, we had a total of 45 employees. None of our employees are represented by a labor union, and we believe that our employee relations are good. In February 2015, we undertook steps to reduce our ongoing operating costs and reduced our number of employees to 30.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $63,000 at December 31, 2014, compared to $88,000 at December 31, 2013.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. In 2013, we incurred a net loss of $12.2 million and had negative cash flows from operations of $8.3 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and maintain profitability and may not meet our expectations or the expectations of financial analysts who report on our stock.

We need to raise additional capital, and if we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected

At December 31, 2014, we had $1.2 million in cash and cash equivalents. While during the first quarter of 2015 we raised more than $1.7 million in net proceeds from the exercise of outstanding warrants and undertook steps to reduce our ongoing operating costs through headcount reductions and other cost saving efforts, our current forecast is that our cash resources will be sufficient to fund our planned operations only well into the second quarter of 2015. Our cash resources will not be sufficient to fund our business for the next twelve months. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital to implement our current business plan and maintain the viability of the Company.

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

We have spent a considerable amount of resources in developing a new wire platform for power applications. Substantial technical and business challenges remain before we can have a commercially successful product introduction. We may not be able to overcome these challenges in a timely or cost effective manner, if at all. Such a failure could adversely impact our prospects, liquidity, stock price and carrying value of our fixed assets.

There are numerous technological challenges that must be overcome in order for our Conductus wire to become commercially successful and our ability to address such technological challenges may adversely affect our ability to gain customers.

We expect to begin commercial Conductus wire production in late 2015. Conductus® wire is uniquely positioned to address three key technical challenges in the market: high performance, improved economics and commercial-scale capacity. To date, we, along with existing HTS wire manufactures, have not overcome these challenges to allow for broad commercialization of HTS wire. Customers cannot purchase long-length wire with any reasonable confidence or guaranteed volume; and electric utilities lack confidence in product availability which leads to delays in their deployment roadmap. HTS wire performance is currently below what many customers require. Many power applications require high performance wire with high current carrying capacity, mechanical durability, electrical integrity with low AC losses and minimal splices. Producing high performance HTS wire has proven difficult, especially at volumes required for large scale deployment. The high demand for high performance wire available in very low volume results in a high wire price that narrows the market and limits commercial viability. Delays in our Conductus wire development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our Conductus wire products later than expected.

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

We have little experience marketing and selling our Conductus wire. Once our Conductus wire is ready for commercial use, we will have to hire and develop a marketing and sales team to effectively demonstrate the advantages of our product over both more traditional products and competing superconducting products or other adjacent technologies. We may not be successful in our efforts to market this new technology.

We expect continued customer pressures to reduce our product pricing which may adversely affect our ability to operate on a commercially viable basis.

We expect to face pressure to reduce prices and accordingly, the average selling price of our Conductus wire. We anticipate customer pressure on our product pricing will continue for the foreseeable future. HTS wire is currently being sold at $250- 400/kiloampere-meter (kA-m). At this price, HTS wire represents more than half the cost of the end device. A price reduction is required for long term commercialization. Cryogenic systems, including cryocoolers and cryostats, have been developed but will also need to be cost optimized as HTS wire becomes available in volume. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders or may never reach commercial viability. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

We face competition with respect to various aspects of our technology and product development.

Our current wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our Conductus wire materials, we compete with American Superconductor (AMSC), SuperPower (Furukawa), SuNam , Fujikura, Sumitomo and THEVA, among others. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

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

We may experience significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results may fluctuate due to a number of factors, including:

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

Due to these and other factors, our past results have limited predictive value as to our Conductus wire initiative. Future revenues and operating results may not meet the expectations of stock analysts and investors. In either case, the price of our common stock could be materially adversely affected.

Worldwide economic uncertainty may adversely affect our business, operating results and financial condition.

The United States and global economies continue to experience a period of economic and financial uncertainty, which could result in economic volatility having direct and indirect adverse effects on our business, operating results and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us may delay paying us for previously purchased products or may not pay us at all. In addition, this recent downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets. If we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able obtain that financing. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

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

Our products incorporate a number of technologies, including high-temperature superconductor technology, technology related to other materials, and electronics technologies. Our patent positions, and that of other companies using high- temperature superconductor technology, is uncertain and there is significant risk that others, including our competitors or potential competitors, have obtained or will obtain patents relating to our products or technologies or products or technologies planned to be introduced by us.

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

Companies in HTS wire industries whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices, trade secret misappropriation or other related claims. We may be subject to such claims in the future as we seek to hire qualified personnel, and such claims may result in material litigation. If this should occur, we could incur substantial costs in defending against these claims, regardless of their merits.

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

We are subject to a number of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our business. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure, waste treatment or disposal. Any failure to comply with present or future regulations could result in the imposition of fines, suspension of production or interruption of operations. In addition, these regulations could restrict our ability to expand or could require us to acquire costly equipment or incur other significant expense to comply with environmental regulations or to clean up prior discharges.

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

As of December 31, 2014, we had outstanding options exercisable for an aggregate of 624,282 shares of common stock at a weighted average exercise price of $8.21 per share and warrants to purchase up to 9,498,949 shares of our common stock at a weighted average exercise price of $3.33 per share. We have registered the issuance of all the shares issuable upon exercise of the options and warrants, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 1, 2015, 1,388,477 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facilities, are located in industrial complexes in Santa Barbara, California and Austin, Texas. We occupy approximately 35,000 square feet in Santa Barbara, California and 94,000 square feet in Austin, Texas under long-term leases that expire in November 2016 and April 2017, respectively. Although we currently have excess capacity, we believe these facilities can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for approximately the next two years. Both leases contain renewal options.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

2014	High	Low
Quarter ended December 31, 2014	$3.10	$2.54
Quarter ended September 27, 2014	$3.23	$2.42
Quarter ended June 28, 2014	$3.23	$2.16
Quarter ended March 29, 2014	$3.82	$2.15

2013
Quarter ended December 31, 2013	$2.48	$1.52
Quarter ended September 28, 2013	$3.88	$1.42
Quarter ended June 29, 2013	$5.70	$2.30
Quarter ended March 30, 2013	$4.32	$1.92

Holders of Record

We had 29 holders of record of our common stock on March 1, 2015. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 6,000 beneficial owners of our common stock.

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

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2014 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,200,948	$5.32	55,380
Equity compensation plans not approved by security holders	—	—	—

Total	1,200,948	$5.32	55,380

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

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2009 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12	31-Dec-13	31-Dec-14
Superconductor Technologies	$100.00	$62.30	$50.41	$12.16	$7.34	$9.46
Nasdaq Composite	100.00	116.91	114.81	133.07	184.06	208.71
Nasdaq-Telecommunications	100.00	103.92	90.81	92.63	114.87	125.11

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$632	$1,710	$3,237	$3,416	$6,548
Government and other contract revenues	—	—	222	83	1,999

Total net revenues	632	1,710	3,459	3,499	8,547

Costs and expenses:
Cost of commercial product revenues	1,558	1,051	3,850	5,434	7,732
Cost of government and other contract revenues	—	—	165	79	1,180
Other research and development	5,992	6,073	5,030	5,325	5,067
Selling, general and administrative	5,389	5,068	5,440	6,322	6,684

Total costs and expenses	12,939	12,192	14,485	17,160	20,663

Loss from operations	(12,307)	(10,482)	(11,026)	(13,661)	(12,116)
Other income (expense), net	4,056	(1,691)	98	278	148

Net loss	$(8,251)	$(12,173)	$(10,928)	$(13,383)	$(11,968)

Basic and diluted net loss per common share	$(0.64)	$(1.71)	$(3.34)	$(5.05)	$(6.12)

Weighted average number of shares Outstanding	12,794	7,124	3,269	2,652	1,945

	Years Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$1,238	$7,459	$3,634	$6,165	$6,069
Working capital	(407)	6,638	3,059	7,161	7,655
Total assets	10,799	14,840	12,029	12,949	12,569
Long-term debt, including current portion	5,634	6,263	674	628	608
Total stockholders’ equity	4,002	7,306	10,292	11,175	10,896

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2014 Compared to 2013

Net revenues consist primarily of commercial product revenues. Net revenues decreased by $1,078,000, or 63%, to $632,000 in 2014 from $1,710,000 in 2013. Sales of our Conductus wire were not a significant source of revenue in 2014, but are expected to be a significant source of revenue 2015 and beyond.

The decrease is the result of lower sales volume for our wireless communications products. We sell this legacy product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for wireless products were essentially unchanged in 2014 from 2013. Our two largest customers accounted for 83% of our net commercial revenues in 2014 and 96% of our net commercial revenues in 2013. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $1.6 million for 2014 compared to $1.1 million for 2013, an increase of $0.5 million, or 45%. The higher costs resulted principally from increased manufacturing operating expenses and early low capacity operation of our new large Conductus wire production equipment.

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

The following is an analysis of our commercial product gross profit margins for 2014 and 2013:

	Years Ended December 31,
Dollars in Thousands	2014		2013
Net commercial product sales	$632	100%	$1,710	100%
Cost of commercial product sales	1,558	246%	1,051	61%

Gross profit (loss)	$(926)	146%	$659	39%

We had a gross loss of $926,000 in 2014 from the sale of our commercial products compared to a gross margin of $659,000 in 2013. The gross loss in 2014 was primarily the result of increased manufacturing process and equipment operating costs as we begin initial operation of our new large Conductus wire production equipment well below capacity.

Research and development expenses relate to development of our new wire product and new wire product manufacturing processes. In 2014, there were no new research and development efforts for our wireless commercial products. Research and development expenses totaled $6.0 million in 2014 compared to $6.1 million in 2013, a decrease of $0.1 million, or 2%. Our 2014 expenses were lower compared to 2013 as a result of a transition of our efforts from research and development to manufacturing of our new Conductus wire products. Our 2013 expenses also included a $337,000 capital equipment obsolescence write-off.

Selling, general and administrative expenses totaled $5.4 million in 2014 compared to $5.1 million in 2013, an increase of $0.3 million or 6%. The lower expenses in 2013 resulted primarily from a refund of legal expenses associated with our Resonant LLC spin-out.

In 2014 we had a net gain of $3.1 million from the sale of our Resonant securities compared to a loss of $238,000 in 2013 from the fair value adjustment of our investment in Resonant.

In 2014 we had a gain of $480,000 from the fair value adjustment of our derivative warrants compared to a 2013 loss of $1,551,000. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations.

Interest income decreased to less than a $1,000 in both 2014 and 2013, primarily because of lower cash levels earning less interest.

Other income in 2014 and 2013 of $434,000 and $140,000, respectively, consisted of proceeds from the sale of property and equipment.

Other expense in 2013 of $42,000 consisted of charges associated with the obsolescence of part of our Santa Barbara facility.

We had no interest expense in 2014 and 2013.

Our net loss totaled $8.3 million in 2014, compared to $12.2 million in 2013, a decrease of $3.9 million, or 32%. The decrease in net loss was principally the result of our $3.1 million gain realized from the sale of our investment in Resonant.

The net loss available to common stockholders totaled $0.64 per common share in 2014, compared to $1.71 per common share in 2013, a decrease of $1.07, or 62%.

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

We had a positive gross margin of $659,000 in 2013 from the sale of our commercial products compared to a negative gross margin of $613,000 in 2012. The positive gross margin in 2013 was primarily due to the reduced level of facilities costs for manufacturing. Our gross margins were also positively impacted by no charge for excess and obsolete inventory in 2013 as compared to a charge of $270,000 in 2012. We regularly review inventory quantities on hand and provide an allowance for excess and obsolete inventory based on numerous factors, including sales backlog, historical inventory usage, forecasted product demand and production requirements for the next twelve months.

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

Other income in 2013 and 2012 of $140,000 and $92,000, respectively, consisted of proceeds from the sale of property and equipment.

Other expense in 2013 of $42,000 consisted of charges associated with the obsolescence of part of our Santa Barbara facility.

We had no interest expense in 2013 and 2012.

Our net loss totaled $12.2 million in 2013, compared to $10.9 million in 2012.

The net loss available to common stockholders totaled $1.71 per common share in 2013, compared to $3.34 per common share in 2012, a decrease of $1.63, or 49%.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2014, we had negative working capital of $0.4 million, including $1.2 million in cash and cash equivalents, compared to working capital of $6.6 million at December 31, 2013, which included $7.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents decreased by $6.3 million from $7.5 million at December 31, 2013 to $1.2 million at December 31, 2014. In 2014, cash was used principally in operations and to a lesser extent for the purchase of property and equipment. These uses were partially offset by net cash proceeds from the sale of warrants and sale of our Resonant shares.

Cash used in operations totaled $10 million in 2014. We used $9.8 million to fund the cash portion of our net loss. We also used cash to fund a $0.2 million increase in our working capital.

Net cash used in investing activities was $281,000. Purchases of equipment for our Conductus wire initiative were $3.7 million offset by the sale of property and equipment of $96,000 and the $3.3 million net proceeds from the sale of our Resonant shares.

Net cash provided by financing activities in 2014 totaled $4.1 million from the exercise of 1,589,471 outstanding warrants issued in connection with our August 2013 underwritten public offering.

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

During 2014, financing activities totaled $4.1 million from the exercise of 1,589,471 outstanding warrants issued in connection with the above mentioned August 2013 offering.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2014, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	2019 and beyond
Operating leases	$3,104,000	$1,345,000	$1,692,000	$67,000	$—
Minimum license commitment	180,000	45,000	90,000	45,000	—
Fixed asset and inventory purchase commitments	243,000	243,000	—	—	—

Total contractual cash obligations	$3,527,000	$1,633,000	$1,782,000	$112,000	$—

Capital Expenditures

We plan to invest in fixed assets during 2015 on an as-needed basis to enhance manufacturing our Conductus wire products. These expenditures are expected to not exceed $0.5 million.

Future Liquidity

In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. In 2013, we incurred a net loss of $12.1 million and had negative cash flows from operations of $8.3 million. Our independent registered public accounting firm has included in their audit reports for 2012 through 2014 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At December 31, 2014 we had $1.2 million in cash. Our cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce our Conductus wire. Because of the expected timing and uncertainty of these factors, in February 2015, we reduced our workforce to 30 employees, and are implementing certain other cost cutting measures. At the same time, we entered into Warrant Exercise Agreements with certain holders of outstanding warrants to purchase an aggregate of 916,858 shares of common stock in order to raise additional capital to allow us to continue to execute our strategic plan. The warrants were certain of the Term B warrants originally issued as part of our underwritten public offering that closed on August 9, 2013. Pursuant to the terms of the Warrant Exercise Agreements entered into February 14, 2015, the exercise price of the warrants exercised was adjusted, immediately prior to their exercise, to $2.00 per share down from $2.57. Between January 1, 2015 and March 1, 2015, we received aggregate net proceeds of approximately $1.7 million from the exercises under the Warrant Exercise Agreements. As a result of the Warrant Exercise Agreements and a price-based anti-dilution adjustment mechanism in the warrants issued in the August 2013 public offering, the exercise price of warrants to purchase 1,389,803 shares with an expiration date of August 9, 2015 and warrants to purchase 6,117,383 shares with an expiration date of August 9, 2018 that remained outstanding were also adjusted from $2.57 to $2.00.

We forecast that, after giving effect to the receipt of the proceeds from the warrant exercises under the Warrant Exercise Agreements and steps we have undertaken to reduce our ongoing operating costs through headcount reductions and other cost saving efforts, our cash resources will be sufficient to fund our planned operations only well into the second quarter of 2015. Our cash resources will not be sufficient to fund our business for the next twelve months. Unless we materially grow our revenues from commercial opportunities during this period, we will need to raise additional capital to implement our current business plan and maintain our viability.

Net Operating Loss Carryforward

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $325.3 million and $141.1 million, respectively, which expire in the years 2018 through 2034. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $28.9 million and $28.3 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $259,000 and $194,000, respectively, which expire in the years 2030 through 2034.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, and August 2013. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, and August 2013. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $232 million, respectively, which were incurred prior to the 2013 ownership changes, will be subject in future periods to annual limitations of $655,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $16.3 million. An additional $655,000 in losses was released from limitation during the year under Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2014, we had approximately $1.1 million invested in a money market account yielding approximately 0.01%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $1,000 per annum.

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

On March 11, 2013, we effected a 1-for-12 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twelve shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2014. We have not made any material changes to these policies.

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

We indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We have no known losses and we cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnities because of the uncertainty as to whether a claim might arise and how much it might total.

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

Stock-based employee compensation cost is recognized using the fair-value based method for all awards granted. We issue stock option awards and restricted share awards to employees and to non-employee directors under our stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share awards is recorded based on the market price of our common stock on the grant date. We recognize compensation expense over the expected service period, generally the vesting period on a straight-line basis from the grant date.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. This Report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 1, 2015:

Name	Age	Position
Martin A. Kaplan(1)(2)(3)	77	Chairman of the Board
Lynn J. Davis(1)(2)(3)(4)	68	Director
Dan L. Halvorson(1)(2)(3)(5)	49	Director
Jeffrey A. Quiram(4)	54	President, Chief Executive Officer and Director
William J. Buchanan	66	Chief Financial Officer (Principal Financial and Accounting Officer)
Kenneth E. Pfeiffer	47	Vice President, Engineering
Robert L. Johnson	64	Senior Vice President, Operations
Adam L. Shelton	48	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.
(5)	Joined our Board on March 3, 2014.

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

Dan L. Halvorson joined our Board in March 2014. Mr. Halvorson is currently the Executive Vice President and Chief Financial Officer for OneRoof Energy, Inc., a technology finance provider for residential solar systems. Mr. Halvorson previously served as the Executive Vice President and Chief Financial Officer of Mandalay Digital Group, Inc. from September 2012 through December 2012, Executive Vice President-Operations and Chief Financial Officer for DivX, Inc. from 2007 until its acquisition by Sonic Solutions in October 2010. Prior to joining DivX, he served at Novatel Wireless, Inc., from 2000 to 2007, most recently as its Chief Financial Officer. He was Director of Finance for Dura Pharmaceuticals, Inc. from 1988 to 2000, when the company was acquired by Elan Corporation, and Director of Finance for Alliance Pharmaceutical Corp. from 1996 to 1998. From 1988 to 1994, Mr. Halvorson was with Deloitte & Touche LLC, and subsequently, with PriceWaterhouseCoopers LLP from 1994 until he joined Alliance Pharmaceutical Corp. in 1996. Mr. Halvorson is a certified public accountant (inactive) and holds a Bachelor of Science in Business Administration and Accounting from San Diego State University. Our Board has determined that Mr. Halvorson is qualified to serve as a director because he has extensive knowledge about public and financial accounting matters.

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

Stockholder Communications with Directors

Stockholders who want to communicate with our Board or with a particular director or committee may send a letter to our Secretary at Superconductor Technologies Inc., 9101 Wall Street, Suite 1300, Austin, Texas 78754. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of our Board or just certain specified individual directors or a specified committee. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our Annual Meetings of Stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2014 Annual Meeting of Stockholders.

Board Meetings and Committees

During 2014, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of four meetings during 2014. Our Board has three standing committees — an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met seven times during 2014. The current members of our Audit Committee are Messrs. Halvorson (Chairman), Kaplan and Davis.

Our Board has determined that all members of our Audit Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Board has determined that Mr. Halvorson is an “audit committee financial expert.”

Compensation Committee

Our Compensation Committee reviews and approves salaries, bonuses and other benefits payable to the executive officers and administers our management incentive plan. Our Compensation Committee makes all compensation decisions with respect to our Chief Executive Officer and then recommends these decisions to our Board for approval. Our Compensation Committee also makes recommendations to our Board regarding non-equity compensation and equity awards to our other named executive officers (set forth below under “Executive Compensation—Summary Compensation Table”) and all other elected officers. In doing so, with respect to named executive officers other than the Chief Executive Officer, our Compensation Committee generally receives a recommendation from our Chief Executive Officer and other officers as appropriate. Our Chief Executive Officer also generally recommends the number of options or other equity awards to be granted to executive officers, within a range associated with the individual executive’s salary level, and presents this to our Compensation Committee for its review and approval.

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We periodically benchmark our executive and director compensation against publically available peer data. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2014.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be made to our directors.

Our Compensation Committee met five times during 2014. The current members of our Compensation Committee are Messrs. Davis (Chairman), Kaplan and Halvorson. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee (our “Stock Option Committee”) consisting of two members—our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit (120,000 shares for 2014). The Stock Option Committee did not meet during 2014. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Kaplan (Chairman), Davis, and Halvorson. Our Nominating Committee met four times in 2014. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2014.

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

Our Audit Committee reviews our financial reporting process on behalf of our Board. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. Our Audit Committee has reviewed and discussed the audited financial statements with management. In addition, our Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Statements on Public Company Accounting Oversight Board Auditing Standard No. 16 “Communications with Audit Committees”.

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2014 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Dan L. Halvorson (Chairman)

Martin A. Kaplan

Lynn J. Davis

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2014, 2013 and 2012 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2014 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)($)	Non-equity Incentive Plan Compensation	All Other Compensation ($)(2)	Total ($)

Jeffrey A. Quiram	2014	324,450	743,211	—	—	42,814	1,110,475
President, Chief	2013	324,450	23,387	408,732	—	50,830	807,399
Executive Officer, Director	2012	324,450	66,542	45,545	—	36,351	472,888

Robert L. Johnson	2014	242,262	416,554	—	—	15,274	674,090
Senior Vice President,	2013	242,462	13,108	227,148	—	14,262	496,980
Operations	2012	242,462	37,296	25,527	—	12,628	317,913

Adam L. Shelton	2014	247,200	424,692	—	—	4,850	676,472
Vice President Product	2013	247,200	13,364	227,316	—	1,971	489,851
Management and Marketing	2012	247,200	38,024	26,025	—	107,884	419,133

(1)	The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K.
(2)	The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums and company 401(k) matching for each named executive officer as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. The aggregate dollar amount of perquisites or other personal benefits for Mr. Johnson is less than $10,000. Pursuant to the terms of his employment agreement, Mr. Quiram received $37,724, $45,740 and $31,314 in 2014, 2013 and 2012, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses; and Mr. Shelton received $89,585 in 2012 for moving to our Austin facility and $0, $0 and $13,605 in 2014, 2013 and 2012, respectively, for travel expenses for travel from his home in California to our headquarters.

Narrative Disclosure to Summary Compensation Table

Employment Agreement

We entered into an employment agreement with Mr. Quiram in 2005, which was amended in 2007. The employment agreement provides for the following:

•	Appointment as our President, Chief Executive Officer and a member of our Board;

•	A base salary, which was $315,000 per year for 2008-2009 and increased to $324,450 during 2010;

•	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by our Compensation Committee and Mr. Quiram;

•	Accelerated vesting of all his equity grants in the event of an Involuntary Termination or Change of Control (both as defined in his employment agreement);

•	A severance payment equal to one year’s salary and continued benefits for one year in the event of Involuntary Termination;

•	In the event of a Change of Control, whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants;

•	Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near our headquarters; and a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses; and

•	Lease of an automobile.

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

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. At the beginning of 2013, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan for 2014 and to not award cash bonuses based on financial objectives in 2013. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2014.

Equity Grants

For 2014, we made the following grants of restricted stock awards and options to our named executive officers:

Name	Grant Date	Stock Awards: Number of Shares (#)	Option Awards: Number of Shares underlying options (#)	Exercise price of option awards ($/Share)	Grant date Fair Value of Stock & Option Awards ($)(1)
Jeffrey A Quiram	12/04/2014	264,488	—	0.00	743,211

Robert L Johnson	12/04/2014	148,240	—	0.00	416,554

Adam L Shelton	12/04/2014	151,136	—	0.00	424,692

(1)	The value of a stock award or stock option award is based on the fair market value as of the grant date of such award determined pursuant to ASC 718. Stock awards consist of restricted stock awards. The price for all awards granted to the named executive officers is 100% of the fair market value of the shares on the grant date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2014:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exerciseable (1)	Number of Securities Underlying Unexercised Options(#) Unexerciseable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Jeffrey A Quiram	10,000	—	82.80	5/25/2015	—	—
	4,167	—	61.44	2/20/2018	—	—
	3,061	—	61.44	2/20/2018	—	—
	2,752	—	31.44	5/6/2020	—	—
	8,811	—	18.96	1/25/2021	—	—
	3,798	—	17.52	2/9/2022	—	—
	4,640	4,640(2)	2.52	3/7/2023	—	—
	135,000	135,000(3)	2.12	12/5/2023	—	—
	—	—	—	—	264,488(4)	732,632
Robert L Johnson	1,500	—	61.44	2/20/2018	—	—
	1,716	—	61.44	2/20/2018	—	—
	1,543	—	31.44	5/6/2020	—	—
	4,934		18.96	1/25/2021	—	—
	2,129	—	17.52	2/9/2022	—	—
	2,601	2,601(2)	2.52	3/7/2023	—	—
	75,000	75,000(3)	2.12	12/5/2023	—	—
	—	—	—	—	148,240(4)	410,625
Adam L Shelton	4,583	—	48.36	4/24/2016	—	—
	2,000	—	61.44	2/20/2018	—	—
	1,749	—	61.44	2/20/2018	—	—
	1,573	—	31.44	5/6/2020	—	—
	4,934	—	18.96	1/25/2021	—	—
	2,170	—	17.52	2/9/2022	—	—
	2,652	2,651(2)	2.52	3/7/2023	—	—
	75,000	75,000(3)	2.12	12/5/2023	—	—
	—	—	—	—	151,136(4)	418,647
(1)	These options are fully vested.
(2)	These shares vested 50% on March 7, 2014 and the remaining 50% vested on March 7, 2015.
(3)	These shares vested 50% on December 5, 2014 and the remaining 50% will vest on December 5, 2015.
(4)	These shares will vest 50% on December 4, 2015 and the remaining 50% will vest on December 4, 2016.
(5)	The market value is calculated using the closing share price of our common stock of $2.77 on December 31, 2014.

Non-employee Director Compensation

Summary of Compensation

Our directors who are also our employees do not receive additional compensation for their service on our Board. Our Board maintains a written compensation policy for our non-employee directors. Each director other than our Chairman of the Board receives an annual cash retainer of $20,000, and our Chairman of the Board receives an annual cash retainer of $40,000. The annual cash retainer is paid bi-annually and requires that the director attend at least 75% of our Board meetings. Each director receives a $5,000 annual retainer for service as a member of our three standing committees. In addition, on the date of each annual meeting of stockholders, each director other than our Chairman of the Board receives an equity grant of 10,000 shares of our common stock, and our Chairman of the Board receives a grant of 15,000 shares. In addition to the foregoing equity grants, new directors receive an initial grant of 25,000 shares of our common stock on the date that they join our Board. Initial equity grants vest in three equal installments, on each anniversary of the grant date, and annual grants vest in two equal installments, on each anniversary of the grant date. Our Board provides an additional $15,000 annual retainer (which is paid bi-annually) as compensation for service as chairman of our Audit Committee and an additional $10,000 annual retainer for service as chairman of each of our Corporate Development Committee, Compensation Committee and Nominating Committee.

Non-employee directors do not receive compensation from us other than as a director or as committee member. There are no family relationships among our directors and executive officers.

The following table summarizes the compensation paid to our non-employee directors for 2014:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Martin A. Kaplan	60,000	42,150	49,250	151,400

Lynn J. Davis	40,000	28,100	49,250	117,350

Dan L. Halvorson(2)	37,479	97,100	—	134,579

David W. Vellequette(2)	7,521	—	—	7,521

(1)	The amounts in this column represent the aggregate grant date fair value of the shares of restricted common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K. As of December 31, 2014: (i) Mr. Kaplan had 1,834 options to purchase common stock and 25,695 unvested shares of restricted common stock; (ii) Mr. Davis had 1,783 options to purchase common stock and 17,222 unvested shares of restricted common stock; (iii) Mr. Halvorson had 0 options to purchase common stock and 35,000 unvested shares of restricted common stock; (iv) Mr. Vellequette had 1,250 options to purchase common stock and 0 unvested shares of restricted common stock.
(2)	On March 3, 2014, director David Vellequette resigned from our Board of Directors and Dan Halvorson joined our Board of Directors. Consistent with past practice, effective as of his termination of board service, we extended the exercise period of options held by Mr. Vellequette to the term of the options and accelerated the vesting of previously granted restricted stock.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 1, 2015 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 9101 Wall Street, Suite 1300, Austin, Texas 78754.

Name	Number of Shares(1)		Percentage Ownership
Kopp Investment Advisors, LLC 7701 France Avenue South, #500 Edina, MN 55435	2,642,614	(2)	16.8%
Jeffrey A. Quiram	469,225		3.0
William J. Buchanan	224,113		1.4
Robert L. Johnson	258,479		1.6
Adam L. Shelton	264,616		1.7
Kenneth E. Pfeiffer	225,310		1.4
Lynn J. Davis	34,274		*
Martin A. Kaplan	47,281		*
Dan L. Halvorson	35,000		*
All executive officers and directors as a group (8 persons)	1,558,298		9.9

*	Less than 1%.
(1)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2015 as follows: Mr. Quiram, 166,868 shares; Mr. Buchanan 80,850 shares; Mr. Johnson 92,021shares; Mr. Shelton, 97,312 shares; Mr. Davis, 10,108 shares; Mr. Kaplan, 9,955 shares; Mr. Halvorson, 0 shares; and all executive officers and directors as a group, 538,487 shares.
(2)	Based solely on information reported in a Schedule 13F/HR filed with the SEC on February 13, 2015 by Kopp Investment Advisors, LLC (“KIA”), Kopp Holding Company, LLC (“KHCLLC”), and LeRoy C. Kopp (“Mr. Kopp”). KIA, KHCLLC and Mr. Kopp are the beneficial owners of and have shared voting authority with respect to 2,642,614 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2014 and 2013, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2014	2013
Audit fees(1)	$190,350	$215,247
All other fees(2)	$10,000	$72,845

Total	$200,350	$288,092

(1)	Includes fees for professional services rendered for the audit of our annual consolidated financial statements and review of our annual report on Form 10-K and for reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2014 and 2013.
(2)	These fees related to services rendered for our S-1 and S-3 registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013. (23)

3.3	Amended and Restated Bylaws of Registrant. (14)

3.4	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (15)

3.5	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant. (26)

4.1	Form of Common Stock Certificate. (28)

4.2	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (13)

4.3	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (17)

4.4	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012 (18)

4.5	Form of Warrant to Purchase Common Stock issued by Registrant on November 26, 2012 (21)

4.6	Form of Warrant to Purchase Common Stock issued by Registrant on December 18, 2012 (22)

4.7	Form of Warrant to Purchase Common Stock issued by Registrant on December 18, 2012 (22)

4.8	Form of Warrant to Purchase Common Stock issued by Registrant on April 26, 2013 (24)

4.9	Form of Warrant to Purchase Common Stock issued by Registrant on April 26, 2013 (24)

4.10	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013 (25)

Number	Description of Document

4.11	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013 (25)

4.12	Form of Warrant Exercise Agreement dated February 14, 2015 (29)

10.1	Form of Change in Control Agreement dated March 28, 2003. (2) ***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (8) ***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (10) ***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (3) **

10.5	License Agreement between Registrant and Sunpower, Inc. dated May 2, 2005. (4) **

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (5) ***

10.7	Stock Option Grant and 2003 Equity Incentive Plan Option Agreement between Registrant and Jeffrey Quiram dated February 14, 2005. (5) ***

10.8	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (10) ***

10.9	2003 Equity Incentive Plan As Amended May 25, 2005. (7) ***

10.10	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (5) ***

10.11	Management Incentive Plan (July 24, 2006). (9) ***

10.12	Compensation Policy for Non-Employee Directors dated March 18, 2005. (6) ***

10.13	Lease Agreement between the Registrant and 1200 Enterprises LLC dated as of June 1, 2001. (1)

10.14	First Amendment to Lease between Registrant and 1200 Enterprises LLC dated October 1, 2007. (16)

10.15	Second Amendment to Lease between the Registrant and 1200 Enterprises LLC dated January 19, 2009. (14)

10.16	Third Amendment to Lease between the Registrant and 1200 Enterprises LLC dated October 26, 2011. (19)

10.17	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (19)

10.18	First Amendment Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (20)

10.19	Second Amendment Lease Agreement between the Registrant and Prologis Texas III LLC dated July 18, 2014. (30)

10.20	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (11)

10.21	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007 (12)

10.22	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (12)

10.23	Framework Agreement between Registrant and BAOLI dated November 8, 2007. (12)

10.24	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI). (12)

Number	Description of Document

10.25	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI Superconductor Technology Co, Ltd (Exhibit B to Framework Agreement). (12)

10.26	2013 Equity Incentive Plan Adopted October 25, 2013. (27)

10.27	Form of Indemnification Agreement for directors and officers. (30)

14	Code of Business Conduct and Ethics. (8)

21	List of Subsidiaries. (30)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (30)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (30)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (30)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (30)

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (30)

101	Financials provided in XBRL format

**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 6, 2002.
(2)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(4)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(6)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(7)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(9)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(10)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(11)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(12)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(13)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 21, 2011.
(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2012.
(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 22, 2012.

(19)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(20)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 9, 2012.
(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 27, 2012.
(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 19, 2012.
(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 30, 2013.
(25)	Incorporated by reference as Exhibit 4.8/9 to Registrant’s Form S-1A filed August 2, 2013.
(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(27)	Incorporated by reference as Exhibit A to Registrant’s Form DEF 14A filed October 31, 2013.
(28)	Incorporated by reference as Exhibit 4.1 to Registrant’s Form 10-K filed March 28, 2014.
(29)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 17, 2015.
(30)	Filed herewith.

(b)	Exhibits. See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Superconductor Technologies Inc.

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superconductor Technologies Inc. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception, has an accumulated deficit of $282,367,790 and working capital deficit as of December 31, 2014, and expects to incur substantial additional losses and costs to sustain operations. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, CA

March 12, 2015

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,238,000	$7,459,000
Accounts receivable, net	86,000	6,000
Inventory, net	74,000	76,000
Prepaid expenses and other current assets	358,000	437,000

Total Current Assets	1,756,000	7,978,000
Property and equipment, net of accumulated depreciation of $4,908,000 and $11,626,000, respectively	7,902,000	5,473,000
Patents, licenses and purchased technology, net of accumulated amortization of $794,000 and $722,000, respectively	886,000	888,000
Other assets	255,000	501,000

Total Assets	$10,799,000	$14,840,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$762,000	$703,000
Accrued expenses	455,000	637,000
Current portion of derivative fair value—warrants	946,000	—

Total Current Liabilities	2,163,000	1,340,000
Other long term liabilities	4,634,000	6,194,000

Total Liabilities	6,797,000	7,534,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 14,264,041 and 11,634,950 shares issued and outstanding, respectively	14,000	12,000
Capital in excess of par value	286,356,000	281,411,000
Accumulated deficit	(282,368,000)	(274,117,000)

Total Stockholders’ Equity	4,002,000	7,306,000

Total Liabilities and Stockholders’ Equity	$10,799,000	$14,840,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2014	2013	2012
Net revenues:
Net commercial product revenues	$632,000	$1,710,000	$3,237,000
Government and other contract revenues	—	—	222,000

Total net revenues	632,000	1,710,000	3,459,000

Costs and expenses:
Cost of commercial product revenues	1,558,000	1,051,000	3,850,000
Cost of government and other contract revenues	—	—	165,000
Research and development	5,992,000	6,073,000	5,030,000
Selling, general and administrative	5,389,000	5,068,000	5,440,000

Total costs and expenses	12,939,000	12,192,000	14,485,000

Loss from operations	(12,307,000)	(10,482,000)	(11,026,000)
Other Income and Expense
Gain (loss) from investment in Resonant LLC joint venture	3,142,000	(238,000)	—
Adjustments to fair value of warrant derivatives	480,000	(1,551,000)	—
Interest income	—	—	6,000
Other income	434,000	140,000	92,000
Other expense	—	(42,000)	—

Net loss	$(8,251,000)	$(12,173,000)	$(10,928,000)

Basic and diluted net loss per common share	$(0.64)	$(1.71)	$(3.34)

Basic and diluted weighted average number of common shares outstanding	12,793,929	7,123,817	3,269,482

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	564,642	$1,000	2,780,190	$2,000	$262,188,000	$(251,016,000)	$11,175,000
Issuance of common stock (net of costs)			1,407,660	2,000	9,309,000		9,311,000
Repurchase of common stock to satisfy withholding obligations			(8,277)		(120,000)		(120,000)
Stock–based compensation			14,117		854,000		854,000
Net loss						(10,928,000)	(10,928,000)

Balance at December 31, 2012	564,642	1,000	4,193,690	4,000	272,231,000	(261,944,000)	10,292,000
Issuance of common stock (net of costs)			7,189,503	7,000	8,688,000		8,695,000
Conversion of preferred stock to common stock	(235,717)	(1,000)	196,422	1,000			—
Cancellation of shares from reverse stock split			(2,865)
Stock–based compensation			58,200		492,000		492,000
Net loss						(12,173,000)	(12,173,000)

Balance at December 31, 2013	328,925	—	11,634,950	12,000	281,411,000	(274,117,000)	7,306,000
Issuance of common stock (net of costs) from exercise of outstanding warrants			1,589,471	2,000	4,083,000		4,085,000
Stock–based compensation			1,039,620		862,000		862,000
Net loss						(8,251,000)	(8,251,000)

Balance at December 31, 2014	328,925	$—	14,264,041	$14,000	$286,356,000	$(282,368,000)	$4,002,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,251,000)	$(12,173,000)	$(10,928,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,332,000	1,276,000	313,000
Stock-based compensation expense	862,000	492,000	854,000
Provision for excess and obsolete inventories	—	—	270,000
Write off of intangibles	—	93,000	213,000
Adjustment to fair value of warrant derivatives	(480,000)	1,551,000	—
(Gain) loss on disposal of property and equipment	(114,000)	239,000	(92,000)
(Gain) loss from investment in Resonant LLC joint venture	(3,142,000)	238,000	—
Changes in assets and liabilities:
Accounts receivable	(80,000)	116,000	(61,000)
Inventory	2,000	(25,000)	1,289,000
Prepaid expenses and other current assets	79,000	(122,000)	159,000
Patents and licenses	(70,000)	(160,000)	(199,000)
Other assets	62,000	(148,000)	9,000
Accounts payable, accrued expenses and other liabilities	(225,000)	324,000	(53,000)

Net cash used in operating activities	(10,025,000)	(8,299,000)	(8,226,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Resonant Shares	3,327,000	—	—
Purchase of property and equipment	(3,704,000)	(818,000)	(3,588,000)
Net proceeds from sale of property and equipment	96,000	98,000	92,000

Net cash used in investing activities	(281,000)	(720,000)	(3,496,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	—	—	(120,000)
Net proceeds from sale of common stock	—	12,844,000	9,311,000
Net proceeds from sale of warrants	4,085,000	—	—

Net cash provided by financing activities	4,085,000	12,844,000	9,191,000

Net increase (decrease) in cash and cash equivalents	(6,221,000)	3,825,000	(2,531,000)
Cash and cash equivalents at beginning of year	7,459,000	3,634,000	6,165,000

Cash and cash equivalents at end of year	$1,238,000	$7,459,000	$3,634,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We develop and produce high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise. We are now leveraging our key enabling technologies in HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits. In January 2012, we took possession of a facility in Austin, Texas and have moved our HTS wire processes and our research and development to Austin. We continue to maintain a presence in Santa Barbara, CA for certain business operations and our legacy wireless business.

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

Historically, we used research and development contracts as a source of funds for our commercial technology development. We are not currently involved as either a contractor or subcontractor on contracts with the U.S. government. Thus for the years ended December 31, 2014, 2013, and 2012, government related contracts accounted for 0%, 0%, and 6%, respectively, of our net revenues.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $282.4 million. In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. In 2013, we had an accumulated deficit of $274.1 million, a net loss of $12.2 million and negative cash flows from operations of $8.3 million. At December 31, 2014, we had $1.2 million in cash. Our cash resources will not be sufficient to fund our business for the next 12 months. From January 1, 2015 through March 1, 2015, we received more than $1.7 million from the exercise of outstanding warrants and in an effort to reduce costs, we reduced our headcount. Even with this additional cash and cost reductions, we will need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability. In February 2015, we undertook steps to reduce our ongoing operating costs through headcount reductions and other cost saving efforts.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

On March 11, 2013, we effected a 1-for-12 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twelve shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2014. We have not made any material changes to these policies.

We have reviewed recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our consolidated financial statements as of and for the year ended December 31, 2014.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are generally recorded in other income or expense. In 2014 and 2013 there were disposals totaling $8 million and $9.4 million, respectively, and gains of $96,000 and $98,000, respectively, from these disposals. In 2013, we also disposed of research and development equipment with a net book value of $337,000 and charged that disposal to research and development expense.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability in each of the last three years and did not believe there was any impairment; however, for the year ended December 31, 2013 we charged $93,000 of patents pending to operations.

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

At June 2013 we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc., for a $2.4 million subordinated convertible note receivable from the new Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note was subordinated to a third party lender and was only convertible in the event Resonant, Inc. conducted an initial public offering and certain other conditions were met. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013.

At May 29, 2014, the note receivable was converted into 700,000 common shares of Resonant. These common shares represented 10.2% of Resonant’s outstanding shares (including over-allotment) and could not be traded without the consent of the underwriter of the initial public offering for a period of twelve months after the initial public offering date of May 29, 2014. In late September 2014 we entered into a private transaction to sell this minority interest to various buyers for gross proceeds to us of $3.6 million, and net proceeds to us of $3.3 million after offering expenses.

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

Loss Contingencies

In the normal course of our business, we are subject to claims and litigation, including allegations of patent infringement. Liabilities relating to these claims are recorded when it is determined that a loss is probable and the amount of the loss can be reasonably estimated. Legal fees are recorded as services are provided. The costs of our defense in such matters are charged to operations as incurred. Insurance proceeds recoverable are recorded when deemed probable.

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

No liabilities for uncertain tax positions were recognized in the current year. No interest or penalties on uncertain tax positions have been charged to operations to date. We are not under examination by any taxing authorities. The federal statute of limitations for examination of us is open for 2011 and subsequent filings.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2014.

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

Stock-based Compensation Expense

We have in effect several equity incentive plans under which stock options and awards have been granted to employees and non-employee members of the Board of Directors. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as they do not consider other factors important to those awards to employees, such as continued employment and periodic vesting.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2014	2013	2012
Cost of revenue	$—	$1,000	$9,000
Research and development	204,000	169,000	277,000
Selling, general and administrative	658,000	322,000	568,000

	$862,000	$492,000	$854,000

The impact to the consolidated statements of operations for 2014, 2013 and 2012 on basic and diluted earnings per share was $0.07, $0.07 and $0.26 respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2014.

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of December 31, 2014 and December 31, 2013 approximate fair value.

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

Level 1 —quoted prices in active markets for identical assets or liabilities

Level 2 —quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 —inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives. See Note 5 — Stockholders Equity—Warrants.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We have historically operated in a single business segment: the research, development, manufacture and marketing of high performance products used in cellular base stations. We derived net commercial product revenues primarily from the sales of our AmpLink and SuperPlex products which we sold directly to wireless network operators in the United States. Net revenues derived principally from government contracts are presented separately on the consolidated statements of operations for all periods presented. As discussed in this Report, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire. We expect commercial level sales of our Conductus wire products later this year.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance of our Conductus wire products.

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2014, we had two customers that represented 52% and 31% of total net revenues and 95% of our accounts receivable. In 2013, these two customers represented 63% and 33% of total net revenues and 89% of our accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

For more risks of our business, see Item 1A, “Risk Factors” in this Report and other filings with the Securities and Exchange Commission.

Note 3 — Short Term Borrowings

None

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2014, 2013 or 2012.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2014, 2013 and 2012 as follows:

	2014	2013	2012
Tax benefit computed at federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(37.8)	(32.8)	(36.8)
Stock-based compensation	(4.0)	(2.0)	(3.0)
Fair value of derivative warrant liability	2.0	(5.0)	—
State taxes, net of federal benefit	5.8	5.8	5.8

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2014	2013
Loss carryforwards	$11,490,000	$6,910,000
Depreciation	1,490,000	1,853,000
Tax credits	388,000	103,500
Inventory	292,000	288,000
Other	280,000	394,000
Less: valuation allowance	(13,940,000)	(9,548,500)

	$—	$—

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $325.3 million and $141.1 million, respectively, which expire in the years 2018 through 2034. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $28.9 million and $28.3 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $259,000 and $194,000, respectively, which expire in the years 2030 through 2034.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets. The valuation allowance increased by $4,391,500 in 2014 and decreased by $35,058,500 in 2013.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate,” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, and August 2013. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, and August 2013. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $232 million, respectively, which were incurred prior to the 2013 ownership changes, will be subject in future periods to annual limitations of $655,000. Net operating losses incurred by us subsequent to the ownership changes totaled $16.3 million and are not subject to this limitation. An additional $655,000 in losses was released from limitation during the year under Section 382.

Note 5 — Stockholders’ Equity

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. In 2013, 235,717 of these preferred shares were converted into 196,422 shares of our common stock. There was no conversion of these preferred shares into common stock in 2014 or 2012. At December 31, 2014, the 328,925 preferred shares issued and outstanding could be converted into 274,104 shares of common stock. Except for a preference on liquidation of $.01 per share and giving the effect of a 1-for 12 reverse stock split, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at the date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

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

At various times during 2014, a total of 1,589,471 of the above mentioned warrants were exercised at $2.57 each, providing us with net proceeds of $4.1 million.

In a registered direct offering completed April 26, 2013 we raised proceeds of $1.95 million, net of offering costs of $236,000, from the sale of 513,827 shares of common stock and an equal number of warrants. See Warrants below.

Equity Awards

At December 31, 2014, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

There were no stock option exercises in the last three years.

We granted stock options in each of the last three years. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2014	2013	2012
Per share fair value at grant date	$1.97	$1.46	$11.16
Risk free interest rate	1.1%	1.04%	0.6%
Expected volatility	100.2%	99.4%	100%
Dividend yield	0%	0%	0%
Expected life in years	4.0	4.0	4.0

The expected life was based on the contractual term of the options and the expected employee exercise behavior. Typically, options to our employees and Board Members have a 2 year vesting term and a 10 year contractual term and vest at 50% after one year and 50% after two years. The risk-free interest rate is based on the U. S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the grant date. The future volatility is based on our 4 year historical volatility. We used an expected dividend yield of 0% because we have never paid a dividend and do not anticipate paying dividends. We assumed aggregate forfeiture rates of 10% to 20% based on historical stock option cancellation rates over the last 4 years.

At December 31, 2014, 55,380 shares of common stock were available for future grants and options covering 1,200,948 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	114,709	$53.28
Granted	18,125	16.32
Canceled	(27,451)	56.73
Exercised	—	—

Outstanding at December 31, 2012	105,383	46.08
Granted	1,053,333	2.13
Canceled	(6,642)	100.84
Exercised	—	—

Outstanding at December 31, 2013	1,152,074	5.58
Granted	50,000	2.85
Canceled	(1,126)	158.13
Exercised	—	—

Outstanding at December 31, 2014	1,200,948	$5.32

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2014:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.12 - $2.12	1,020,000	8.93	$2.12	510,000	$2.12
2.52 - 2.85	83,334	8.78	2.72	16,668	2.52
8.14 - 18.96	39,820	6.39	18.02	39,820	18.02
19.32 - 61.44	45,977	3.50	49.98	45,977	49.98
$62.40 - $159.60	11,817	0.41	83.61	11,817	83.61

	1,200,948	8.54	$5.32	624,282	$8.21

Our outstanding options expire on various dates through March 2024. The weighted-average contractual term of outstanding options was 8.5 years and the weighted-average contractual term of currently exercisable stock options was 8.2 years. At December 31, 2014, outstanding options covering 1,053,334 shares, with an intrinsic value of $672,000, had an exercise price less than the current market value and 526,667 of these options were exercisable, with an intrinsic value of $336,000. There were no exercisable options at December 31, 2013 with a price less than the then market value. The number of options exercisable and their weighted average exercise price at December 31, 2012 was 74,706 and $56.52, respectively.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2013	43,165	$4.28
Granted	1,039,620	2.81
Vested	(25,250)	5.67
Forfeited	—	—

Balance nonvested at December 31, 2014	1,057,535	$2.80

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2014	2013	2012
Weight-average grant date fair value	$2.81	$2.30	$13.92
Fair value of restricted stock awards granted	$2,990,000	$148,000	$358,000
Fair value of restricted stock awards vested	$143,000	$535,000	$688,000

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest may be net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the year ended December 31, 2012 we withheld 99,323 shares to satisfy $135,000 of employees’ tax obligations. There was no such withholding for the years ended December 31, 2014 or December 31, 2013.

No stock compensation cost was capitalized during the periods. At December 31, 2014, the total compensation cost related to non-vested option awards not yet recognized was $1.1 million and the weighted-average period over which the cost is expected to be recognized is 1.6 years. The total compensation cost related to non-vested stock awards not yet recognized was $2.2 million, and the weighted-average period over which the cost is expected to be recognized is 0.9 years.

Warrants

The following is a summary of outstanding warrants at December 31, 2014:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2)	Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2015
(3)	Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2015
(4)	Warrants related to April 2013 financing	256,914	256,914	5.45	April 26, 2015
(5)	Warrants related to April 2013 financing	256,913	256,913	5.45	April 26, 2019
(6)	Warrants related to August 2013 financing	117,670	117,670	2.25	August 5, 2016
(7)	Warrants related to August 2013 financing	6,117,383	6,117,383	2.57	August 9, 2018
(8)	Warrants related to August 2013 financing	2,306,660	2,306,660	$2.57	August 9, 2015

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

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants ‘(7) and (8)’ at December 31, 2014 were, respectively, as follows: expected life of 3.6 years and 0.6 years; risk free interest rates of 1.27% and 0.17%; expected volatility of 97% and 39% and; dividend yield of 0% and 0%, and the December 31, 2014 fair value of these warrants was estimated to be $5.2 million. The fair value was reduced by $480,000 from December 31, 2013 to December 31, 2014.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants ‘(7) and (8)’ at December 31, 2013 were, respectively, as follows: expected life of 4.6 years and 1.6 years; risk free interest rates of 1.75% and 0.38%; expected volatility of 97% and 126% and; dividend yield of 0% and 0%, and the December 31, 2013 fair value of these warrants was estimated to be $5.7 million. The fair value increase from August 9, 2013 to December 31, 2013 was $1.6 million.

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $104,000 to the 401(k) plan in 2014, and $96,000 and $108,000 in 2013 and 2012, respectively.

Note 7 — Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases in Santa Barbara, CA and Austin, TX that expire in November 2016 and March 2017, respectively. The leases contain minimum rent escalation clauses that require additional rental amounts after the first year. Rent expense for these leases with minimum annual rent escalation is recognized on a straight-line basis over the minimum lease term. These leases also require us to pay utilities, insurance, taxes and other operating expenses and contain one five-year renewal option.

For 2014, 2013 and 2012, rent expense was $815,000, $868,000, and $956,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2015 to 2020. Royalty expenses totaled $30,000 in 2014 and $25,000 in each of 2013 and 2012. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2015	$45,000	$1,345,000
2016	45,000	1,456,000
2017	45,000	236,000
2018	45,000	40,000
2019	—	27,000
Thereafter	—	—

Total payments	$180,000	$3,104,000

Note 8 — Contractual Guarantees and Indemnities

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have disclosed the contractual guarantees and indemnities in the accompanying consolidated financial statements as follows:

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2014	2013	2012
Outstanding stock options	1,200,948	1,152,074	105,383
Unvested restricted stock awards	1,057,535	43,195	37,190
Outstanding warrants	9,498,949	11,088,420	443,409

Total	11,757,432	12,283,689	585,982

Also, the preferred stock convertible into 274,104, 274,104 and 470,535 shares of common stock at December 31, 2014, 2013 and 2012, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Severance Charges

In 2014, there were no severance costs, and in 2013, we reduced our workforce and incurred $14,000 in severance costs.

Note 12 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2014	December 31, 2013
Accounts receivable:
Accounts receivable-trade	$87,000	$7,000
Less: allowance for doubtful accounts	(1,000)	(1,000)

	$86,000	$6,000

	December 31, 2014	December 31, 2013
Inventories:
Raw materials	$580,000	$563,000
Reserve for raw materials	(540,000)	(542,000)
Work-in-process	31,000	31,000
Reserve for work-in-process	(25,000)	(25,000)
Finished goods	196,000	204,000
Reserve for finished goods	(168,000)	(155,000)

	$74,000	$76,000

	December 31, 2014	December 31, 2013
Property and Equipment:
Equipment	$11,853,000	$9,315,000
Leasehold improvements	734,000	7,397,000
Furniture and fixtures	223,000	387,000

	12,810,000	17,099,000
Less: accumulated depreciation and amortization	(4,908,000)	(11,626,000)

	$7,902,000	$5,473,000

Depreciation and amortization expense amounted to $1,259,000, $1,205,000, and $220,000 in 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012 we disposed of older, fully depreciated equipment with an acquisition value of $8,000,000, $9,405,000 and $520,000, respectively.

	December 31, 2014	December 31, 2013
Patents, Licenses and Purchased Technology:
Patents pending	$454,000	$434,000
Patents issued	1,226,000	1,176,000
Less accumulated amortization	(794,000)	(722,000)

Net patents issued	432,000	454,000

	$886,000	$888,000

Amortization expense related to these items totaled $73,000, $65,000 and, $93,000 in 2014, 2013, and 2012, respectively. Amortization expenses related to these items are expected to total $73,000 in 2015 and $73,000 in 2016.

	December 31, 2014	December 31, 2013
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$130,000	$98,000
Compensated absences	231,000	206,000
Compensation related	19,000	25,000
Warranty reserve	38,000	151,000
Deferred rent	368,000	443,000
Other	21,000	200,000
Fair value of warrant derivatives	5,228,000	5,708,000

Total	6,035,000	6,831,000
Less current portion	(1,401,000)	(637,000)

Long-term portion	$4,634,000	$6,194,000

	2014	2013	2012
Warranty Reserve Activity:
Beginning balance	$151,000	$227,000	$225,000
Additions	—	19,000	74,000
Deductions	(113,000)	(95,000)	(72,000)

Ending balance	$38,000	$151,000	$227,000

Note 13 — Subsequent Events

On February 14, 2015, we entered into Warrant Exercise Agreements with certain holders of our outstanding warrants to purchase an aggregate of 916,858 shares of our common stock. The warrants were originally issued as part of an underwritten public offering that we closed on August 9, 2013. Pursuant to the terms of the Warrant Exercise Agreements, the exercise price of the warrants being exercised was adjusted, immediately prior to their exercise, to $2.00 per share down from the previously agreed $2.57. We received gross proceeds of approximately $1.8 million, and net proceeds to us of approximately $1.7 million from the exercises under the Warrant Exercise Agreements. Additionally, our financial advisor in connection with our Warrant Exercise Agreements the underwriter received a five-year warrant to purchase 45,843 shares at a per share exercise price of $3.003.

As a result of the Warrant Exercise Agreements and a price-based anti-dilution adjustment mechanism in the warrants issued in the August 2013 public offering, the exercise price of warrants to purchase 1,389,803 shares with an expiration date of August 9, 2015 and warrants to purchase 6,117,383 shares with an expiration date of August 9, 2018 that remained outstanding were also adjusted from $2.57 to $2.00.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net revenues (1)	$389,000	$75,000	$86,000	$82,000
Loss from operations	2,799,000	3,158,000	3,116,000	3,234,000
Net loss	2,935,000	55,000	2,412,000	2,849,000
Basic and diluted loss per common share	$(0.25)	$(0.00)	$(0.19)	$(0.22)
Weighted average number of shares outstanding	11,880,889	13,026,636	12,917,653	13,158,592
2013
Net revenues (1)	$776,000	$555,000	$229,000	$150,000
Loss from operations	2,233,000	2,380,000	3,370,000	2,499,000
Net loss	2,408,000	2,436,000	3,454,000	3,875,000
Basic and diluted loss per common share	$(0.58)	$(0.54)	$(0.42)	$(0.34)
Weighted average number of shares outstanding	4,152,036	4,521,731	8,176,262	11,527,366

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2014
Allowance for Uncollectible Accounts	$1,000	$—	$—	$—	$1,000
Reserve for Inventory Obsolescence	722,000	11,000	—	—	733,000
Reserve for Warranty	151,000	—	—	(113,000)	38,000
Deferred Tax Asset Valuation Allowance	9,548,500	4,391,500	—	—	13,940,000

2013
Allowance for Uncollectible Accounts	2,000	—	—	(1,000)	1,000
Reserve for Inventory Obsolescence	1,991,000	478,000	—	(1,747,000)	722,000
Reserve for Warranty	227,000	19,000	—	(95,000)	151,000
Deferred Tax Asset Valuation Allowance (1)	44,607,000	—	—	(35,058,500)	9,548,500

2012
Allowance for Uncollectible Accounts	2,000	—	—	—	2,000
Reserve for Inventory Obsolescence	1,785,000	270,000	—	(64,000)	1,991,000
Reserve for Warranty	225,000	74,000	—	(72,000)	227,000
Deferred Tax Asset Valuation Allowance	$40,158,000	$4,449,000	$—	$—	$44,607,000

(1)	The deferred tax asset valuation allowance decreased by $35.1 million in 2013 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/s/ Dan L. Halvorson Dan L. Halvorson	Director	March 12, 2015

/s/ Lynn J. Davis Lynn J. Davis	Director	March 12, 2015

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman of the Board	March 12, 2015