Form 10-Q
period 2015-03-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2015-05-12
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

(Address of principal executive offices & zip code)

(512) 334-8900

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

We had 18,243,689 shares of our common stock outstanding as of the close of business on May 8, 2015.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 28, 2015

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	limited cash and a history of losses;

•	our ability to raise sufficient capital to fund our operations, and the impact on our strategic initiatives of any inability to raise such funds;

•	the impact of any such financing activity on the level of our stock price;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	our need to overcome additional technical challenges necessary to develop and commercialize HTS Conductus wire;

•	limited number of potential customers and customer acceptance of our HTS wire;

•	customer pressures on the selling prices of our products;

•	rapidly advancing technology in our target markets;

•	the impact of competitive products, technologies and pricing;

•	limited number of suppliers for some of our components;

•	no significant backlog from quarter to quarter;

•	fluctuations in sales and product demand from quarter to quarter can be significant;

•	our proprietary rights, while important to our business, are difficult and costly to protect;

•	manufacturing capacity constraints and difficulties;

•	cost and uncertainty from compliance with environmental regulations; and

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers.

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2014.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net revenues	$55,000	$389,000

Costs and expenses:
Cost of revenues	755,000	370,000
Research and development	1,457,000	1,470,000
Selling, general and administrative	1,528,000	1,348,000

Total costs and expenses	3,740,000	3,188,000

Loss from operations	(3,685,000)	(2,799,000)
Other Income and Expense:
Adjustments to fair value of warrant derivatives	2,633,000	(232,000)
Adjustments to warrant exercise price	(367,000)	—
Other income	1,000	96,000

Net loss	$(1,418,000)	$(2,935,000)

Basic and diluted net loss per common share	$(0.10)	$(0.25)

Basic and diluted weighted average number of common shares outstanding	13,712,906	11,880,889

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	December 31,
	2015	2014
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,258,000	$1,238,000
Accounts receivable, net	36,000	86,000
Inventory, net	—	74,000
Prepaid expenses and other current assets	258,000	358,000

Total Current Assets	5,552,000	1,756,000

Property and equipment, net of accumulated depreciation of $5,617,000 and $4,908,000, respectively	7,239,000	7,902,000
Patents, licenses and purchased technology, net of accumulated amortization of $813,000 and $794,000, respectively	873,000	886,000
Other assets	223,000	255,000

Total Assets	$13,887,000	$10,799,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$749,000	$762,000
Accrued expenses	394,000	455,000
Current portion of derivative fair value—warrants	153,000	946,000

Total Current Liabilities	1,296,000	2,163,000
Other long term liabilities	2,503,000	4,634,000

Total Liabilities	3,799,000	6,797,000

Commitments and contingencies-Notes 5 and 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 18,243,689 and 14,264,041 shares issued and outstanding, respectively	18,000	14,000
Capital in excess of par value	293,856,000	286,356,000
Accumulated deficit	(283,786,000)	(282,368,000)

Total Stockholders’ Equity	10,088,000	4,002,000

Total Liabilities and Stockholders’ Equity	$13,887,000	$10,799,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2014 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,418,000)	$(2,935,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	727,000	330,000
Stock-based compensation expense	552,000	187,000
Adjustments to fair value of warrant derivatives	(2,633,000)	232,000
Adjustments to warrant exercise price	367,000
Provision for excess or obsolete inventory	58,000	—
Gain on disposal of property and equipment	(1,000)	(96,000)
Changes in assets and liabilities:
Accounts receivable	50,000	(302,000)
Inventories	16,000	(3,000)
Prepaid expenses and other current assets	100,000	108,000
Patents and licenses	(6,000)	(20,000)
Other assets	32,000	32,000
Accounts payable, accrued expenses and other current liabilities	(62,000)	426,000

Net cash used in operating activities	(2,218,000)	(2,041,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,000)	(1,497,000)
Net proceeds from the sale of property and equipment	1,000	96,000

Net cash used in investing activities	(45,000)	(1,401,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	4,596,000	—
Net proceeds from the exercise of outstanding warrants	1,687,000	3,751,000

Net cash provided by financing activities	6,283,000	3,751,000

Net increase in cash and cash equivalents	4,020,000	309,000
Cash and cash equivalents at beginning of period	1,238,000	7,459,000

Cash and cash equivalents at end of period	$5,258,000	$7,768,000

Supplemental non-cash financing disclosure:
Warrant liability converted to capital in excess of par	$669,000	$—

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2014. The results of operations for the three months ended March 28, 2015 are not necessarily indicative of the results for all of 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $283.8 million. In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. At March 28, 2015, we had $5.3 million in cash. Our cash resources will not be sufficient to fund our business for the next 12 months. From January 1, 2015 through March 28, 2015, we raised, net to us, more than $6.3 million from the exercise of outstanding warrants and the sale of our common stock and undertook steps to reduce our ongoing operating costs through headcount reductions and other cost saving efforts. Even with this additional cash and cost reductions, we may need to raise funds to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2014. We have not made any material changes to these policies.

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

Revenue Recognition

Our revenues have principally been derived from the sale of our wireless communications products, and to an increasing extent our Conductus wire, and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

Inventories

Inventories were stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our March 28, 2015 net inventory value was $0, compared to a December 31, 2014 value of $74,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products (minimal sales in the current quarter and no backlog of sales orders as of March 28, 2015 related to our wireless business), or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first quarters of 2015 and 2014, there were no retirements or disposals and we realized gains of $1,000 and $96,000, respectively, from sale of previously retired equipment.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability during 2014, and at March 28, 2015, and determined there was no impairment.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. The adoption of this guidance has not had a material impact on our consolidated financial statements as we concluded our tax positions are highly certain of being settled at 100% of the benefit claimed. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest tax year that remains open to possible evaluation and interpretation of our tax position is 2011.

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of $325.3 million and $141.1 million, respectively, which expire in the years 2018 through 2034. However, during 2014, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $28.9 million and $28.3 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 28, 2015 and March 29, 2014.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarter ended March 28, 2015 no options or awards were granted. At March 29, 2014, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended
	March 28, 2015	March 29, 2014
Expected life in years	—	4.0
Risk free interest rate	—	1.1%
Expected volatility	—	100.2%
Dividend yield	—	0%

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	March 28, 2015	March 29, 2014
Research and development	$91,000	$48,000
Selling, general and administrative	461,000	139,000

Total stock-based compensation expense	$552,000	$187,000

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, fixed assets, intangibles, estimated provisions for warranty costs, fair value of warrant derivatives, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of March 28, 2015 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to fair value of derivatives. See Note 3 — Stockholders’ Equity: Warrants.

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

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance or our Conductus wire products. We do not currently have a customer buying significant amounts of our wire products.

Current sales of our wireless products are to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At March 28, 2015, we had one customer that represented 85% of total net revenues and 87% of accounts receivable. In 2014, two customers represented 52% and 31% of total net revenues and 89% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended March 28, 2015:

	Convertible Preferred Stock		Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2014	328,925	$—	14,264,041	$14,000	$286,356,000	$(282,368,000)	$4,002,000
Issuance of common stock (net of costs)			3,062,790	3,000	4,593,000		4,596,000
Issuance of common stock from exercise of outstanding warrants			916,858	1,000	1,686,000		1,687,000
Reclassification of warrant liability upon exercise					669,000		669,000
Stock-based compensation					552,000		552,000
Net loss						(1,418,000)	(1,418,000)

Balance at March 28, 2015	328,925	$—	18,243,689	$18,000	$293,856,000	$(283,786,000)	$10,088,000

Stock Options

At March 28, 2015, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 28, 2015 or during the three months ended March 29, 2014.

The impact to the condensed consolidated statements of operations for the quarter ended March 28, 2015 on net loss was $112,000 and $0.01 on basic and diluted net loss per common share and for the quarter ended March 29, 2014 the impact was $152,000 and $0.01 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $1.0 million and the weighted-average period over which the cost is expected to be recognized was 1.5 years at March 28, 2015.

The following is a summary of stock option transactions under our stock option plans at March 28, 2015:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2014	1,200,948	$2.12 - $159.60	$5.32	624,282	$8.21
Granted	—		—
Exercised	—		—
Canceled	(19,588)	2.12 - 159.60	21.20

Balance at March 28, 2015	1,181,360	$2.12 - $159.60	$5.06	647,974	$7.44

The outstanding options expire on various dates through the end of March 2024. The weighted-average contractual term of options outstanding is 8.3 years and the weighted-average contractual term of stock options currently exercisable is 7.9 years. The exercise prices for these options range from $2.12 to $159.60 per share, for an aggregate exercise price of $6 million. At March 28, 2015, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at March 28, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2014	1,057,535	$2.80
Granted	—	—
Vested	(8,334)	2.76
Forfeited	(593)	2.52

Balance nonvested at March 28, 2015	1,048,608	$2.80

The impact to the condensed consolidated statements of operations for the three months ended March 28, 2015 was $440,000 and $0.03 on basic and diluted net loss per common share and for the quarter ended March 29, 2014 the impact was $35,000 and $0.01 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $1.8 million and the weighted-average period over which the cost is expected to be recognized was 9 months.

Warrants

The following is a summary of outstanding warrants at March 28, 2015:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2)	Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2015
(3)	Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2015
(4)	Warrants related to April 2013 financing	256,914	256,914	5.45	April 26, 2015
(5)	Warrants related to April 2013 financing	256,913	256,913	5.45	April 26, 2019
(6)	Warrants related to August 2013 financing	117,670	117,670	2.25	August 5, 2016
(7)	Warrants related to August 2013 financing	6,117,383	6,117,383	1.63	August 9, 2018
(8)	Warrants related to August 2013 financing	1,389,802	1,389,802	1.63	August 9, 2015
(9)	Warrants related to February 2015 agreement	45,843	0	3.00	February 13, 2020
(10)	Warrants related to March 2015 financing	1,531,395	1,531,395	1.63	September 25, 2020
(11)	Warrants related to March 2015 financing	153,140	0	2.04	March 20, 2020

Warrants (1)-(6) and (9)-(11) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

On February 14, 2015, we entered into Warrant Exercise Agreements with certain holders of our outstanding (8) warrants to purchase an aggregate of 916,858 shares of our common stock. The warrants were originally issued as part of an underwritten public offering that we closed on August 9, 2013. Pursuant to the terms of the Warrant Exercise Agreements, the exercise price of the warrants being exercised was adjusted, immediately prior to their exercise, to $2.00 per share down from the previously agreed $2.57. In connection with the adjustment to the warrant exercise price, we charged to expense $0.4 million under the following fair value assumptions: expected life of six months; risk free interest rates of 0.07%; expected volatility of 33.6% and; dividend yield of 0%. In connection with the warrants exercised, we reclassified $0.7 million relating to the fair value of the warrant derivative liability to capital in excess of par. We received gross proceeds of $1.8 million, and net proceeds of $1.7 million from the exercises under the Warrant Exercise Agreements. Additionally, the underwriter received a five-year warrant to purchase 45,843 shares at a per share exercise price of $3.003.

On March 25, 2015, in a registered direct offering, we sold 3,062,790 shares of our common stock, and 1,531,395 warrants to purchase additional shares over the next 5.5 years, at a price of $1.6325 per share. The net proceeds to us from the registered offering of the common stock, after deducting the placement agent fees and our estimated offering expenses, was $4.6 million. The sale of these shares reset the exercise price of warrants (7) and (8) to $1.6325. The placement agent received 153,140 five-year warrants at an exercise price of $2.0406.

We have determined that warrants ‘(7) and (8)’ are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years; risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be approximately $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants ‘(7) and (8)’ at March 28, 2015 were, respectively, as follows: expected life of 3.36 years and 0.36 years; risk free interest rates of 1.09% and 0.05%; expected volatility of 98% and 60% and; dividend yield of 0% and 0%, and the March 28, 2015 fair value of these warrants was estimated to be $2.3 million. The fair value was reduced by $2.6 million from December 31, 2014 to March 28, 2015.

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

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	March 28, 2015	March 29, 2014
Outstanding stock options	1,181,360	1,201,954
Unvested restricted stock awards	1,048,608	54,233
Outstanding warrants	10,312,469	9,629,022

Total	12,542,437	10,885,209

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

In February 2015 we amended our Santa Barbara, CA building operating lease and reduced our lease commitment. Instead of leasing 35,000 square feet we will now lease 22,000 square feet. We will pay an early termination fee, ratably, over the next eleven months roughly equal to the reduced lease amount. Other terms and conditions of the lease remain the same.

For the three months ended March 28, 2015 and March 29, 2014, rent expense was $203,000 and $229,000 respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2015 to 2020. For each of the three months ended March 28, 2015 and March 29, 2014, royalty expense totaled $6,000. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2015	$45,000	$1,030,000
2016	45,000	1,251,000
2017	45,000	236,000
2018	45,000	40,000
2019	—	27,000
Thereafter	—	—

Total payments	$180,000	2,584,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	March 28, 2015	December 31, 2014
Accounts receivable:
Accounts receivable-trade	$37,000	$87,000
Less: allowance for doubtful accounts	(1,000)	(1,000)

	$36,000	$86,000

	March 28, 2015	December 31, 2014
Inventories:
Raw materials	$569,000	$580,000
Less: Raw material reserves	(569,000)	(540,000)
Work-in-process	30,000	31,000
Less: Work-in-process reserves	(30,000)	(25,000)
Finished goods	192,000	196,000
Less: Finished goods reserves	(192,000)	(168,000)

	$0	$74,000

	March 28, 2015	December 31, 2014
Property and Equipment:
Equipment	$11,899,000	$11,853,000
Leasehold improvements	734,000	734,000
Furniture and fixtures	223,000	223,000

	12,856,000	12,810,000
Less: accumulated depreciation and amortization	(5,617,000)	(4,908,000)

	$7,239,000	$7,902,000

Depreciation expense amounted to $709,000 and $312,000 for the three month periods ended March 28, 2015 and March 29, 2014, respectively.

	March 28, 2015	December 31, 2014
Patents and Licenses:
Patents pending	$460,000	$454,000

Patents issued	1,226,000	1,226,000
Less accumulated amortization	(813,000)	(794,000)

Net patents issued	413,000	432,000

	$873,000	$886,000

Amortization expense related to these items totaled $18,000 and $18,000, for the three month periods ended March 28, 2015 and March 29, 2014, respectively. Amortization expenses are expected to total $54,000 for the remainder of 2015 and $73,000 in of 2016 and $73,000 for 2017.

	March 28, 2015	December 31, 2014
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$79,000	$130,000
Compensated Absences	163,000	231,000
Compensation related	38,000	19,000
Warranty reserve	38,000	38,000
Deferred rent	335,000	368,000
Other	103,000	21,000
Fair value of warrant derivatives	2,294,000	5,228,000

	3,050,000	6,035,000
Less current portion	(547,000)	(1,401,000)

Long term portion	$2,503,000	$4,634,000

	For the three months ended,
	March 28, 2015	March 29, 2014
Warranty Reserve Activity:
Beginning balance	$38,000	$151,000
Additions	—	—
Deductions	—	(5,000)

Ending balance	$38,000	$146,000

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

Commercialization

Our development efforts over the last 27 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. STI’s strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR and MRI), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufactures to complete qualification and acceptance testing of Conductus wire. We expect to begin commercial production of Conductus wire in late 2015.

Our development efforts (including those described under “Our Future Business” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2014.

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

Results of Operations

Quarter Ended March 28, 2015 compared to the Quarter Ended March 29, 2014

Net revenues decreased by $334,000, or 86%, to $55,000 in the first quarter of 2015 from $389,000 in the first quarter of 2014. The decrease is the result of lower sales volume for our wireless communications products. We sell this legacy product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for these wireless products were essentially unchanged. Our largest customer accounted for 85% of our net commercial revenues in the first quarter of 2015 and 2014. This customer generally purchased products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. Sales of our new Conductus wire were not yet significant in first quarter of 2015.

Cost of revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of revenues increased to $755,000 in the first quarter of 2015 compared to $370,000 for the first quarter of 2014, an increase of $385,000 or 104%. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances charged to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross profit and margins:

	For the quarters ended
	March 28, 2015		March 29, 2014
	(Dollars in thousands)
Net product sales	$55	100%	$389	100%
Total cost of product sales	755	1,373%	370	95%

Gross profit (loss)	$(700)	(1,273)%	$19	5%

We had a gross loss of $700,000 in the first quarter of 2015 from the sale of our products compared to a gross profit of $19,000 in the first quarter of 2014. We experienced a gross loss in the first quarter of 2015 due to: increases in equipment depreciation, as we bring new Conductus wire equipment into service; our increased manufacturing efforts to bring our Conductus wire production to market; and our sales being insufficient to cover our overhead. To further reduce our costs, in February 2015, we reduced our workforce and implemented certain other cost cutting measures. We also increased our legacy wireless inventory reserve by $58,000 during the quarter, thus reducing this legacy inventory value to zero during the quarter.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. Total expenses totaled $1.5 million in the first quarter of 2015 and 2014.

Selling, general and administrative expenses were $1.5 million in the first quarter of 2015 and $1.3 million in the first quarter of 2014. Stock award non-cash expenses were the principal cause of this increase.

We had income from the adjustment to the fair value of our warrant derivatives of $2.6 million in the first quarter of 2015 and an expense of $0.3 million in the first quarter of 2014. The primary reason for the gain was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. We also had a $0.4 million expense from the revaluation of warrants just prior to their exercise due to the decrease in their exercise price. See Note 3 — Stockholders’ Equity: Warrants.

Other income from the sale of property and equipment was $1,000 in the first quarter of 2015 and $96,000 in the first quarter of 2014.

We had a net loss of $1.4 million for the quarter ended March 28, 2015, compared to a net loss of $2.9 million in the first quarter of 2014.

The net loss available to common stockholders totaled $0.10 per common share in the first quarter of 2015, compared to a net loss of $0.25 per common share in the first quarter of 2014. The reduction in net loss available to common stockholders is largely due to the fair value adjustments of our warrant derivatives.

Liquidity and Capital Resources

Cash Flow Analysis

As of March 28, 2015, we had working capital of $4.3 million, including $5.3 million in cash and cash equivalents, compared to negative working capital of $0.4 million at December 31, 2014, which included $1.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $4.1 million from $1.2 million at December 31, 2014 to $5.3 million at March 28, 2015. In the first quarter of 2015, cash was used principally in operations. These uses were offset by net cash proceeds of $6.3 million provided by the sale of common stock and from the exercise of outstanding warrants.

Cash used in operations totaled $2.2 million in the first quarter of 2015. We used $2.3 million to fund the cash portion of our net loss and $0.1 million was provided by changes in our working capital.

Net cash used in investing activities totaled $45,000. Our Conductus wire initiative used $46,000 and there was $1,000 in equipment sales in the first quarter of 2015. In the first quarter of 2014, $1.4 million was used to purchase property and equipment and there were $96,000 in equipment sales.

Net cash provided by financing activities in the first quarter of 2015 was $6.3 million. Cash provided by the exercise of 916,858 outstanding warrants issued in connection with our August 2013 underwritten public offering was $1.7 million and, an additional $4.6 million was provided by the registered direct sale of 3,062,790 shares of our common stock and 1,531,395 warrants.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

On February 14, 2015, we entered into warrant exercise agreements with certain holders of our outstanding warrants to purchase an aggregate of 916,858 shares of our common stock. The warrants were originally issued as part of an underwritten public offering that we closed on August 9, 2013. Pursuant to the terms of the agreements, the exercise price of the warrants being exercised was adjusted, immediately prior to their exercise, to $2.00 per share down from the previously agreed $2.57. We received gross proceeds of $1.8 million, and net proceeds to us of $1.7 million from their exercise.

On March 25, 2015, in a registered direct offering, we sold 3,062,790 shares of our common stock, and 1,531,395 warrants to purchase additional shares over the next 5.5 years, at a price of $1.6325 per share. After deducting the placement agent fees and our estimated offering expenses, the net proceeds to us from this registered direct offering of common stock, was $4.6 million.

Contractual Obligations and Commercial Commitments

We lease all of our properties. All of our operations, including our manufacturing facilities, are located in industrial complexes in Santa Barbara, California and Austin, Texas. We occupy 22,000 square feet in Santa Barbara, California and 94,000 square feet in Austin, Texas under long-term leases that expire in November 2016 and April 2017, respectively. Although we currently have excess capacity, we believe these facilities can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for the next two years. Both leases contain renewal options.

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2014.

Capital Expenditures

We invested $46,000 for fixed assets in the first quarter of 2015 and we plan to invest $350,000 in fixed assets during the remainder of 2015. These amounts, and the amounts spent in 2014, are for the purchase of equipment and facilities improvements for our Conductus wire initiative. We do not plan any additional fixed asset expenditures in 2015 for our existing wireless business.

Future Liquidity

For the quarter ended March 28, 2015, we incurred a net loss of $1.4 million and had negative cash flows from operations of $2.2 million. In the full 2014 year, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. Our independent registered public accounting firm has included in its audit reports for 2014 and 2013 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At March 28, 2015, we had $5.3 million in cash and cash equivalents. We believe our current cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce Conductus wire. Because of the expected timing and uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

Net Operating Loss Carryforward

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of $325.3 million and $141.1 million, respectively, which expire in the years 2018 through 2034. However, during 2014, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $28.9 million and $28.3 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.

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

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2014. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $60,000 at March 28, 2015, compared to $63,000 at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at March 28, 2015 compared with our market risk exposure on December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2014.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2014 filed with the Securities and Exchange Commission on March 12, 2015. We are not aware of any material changes to those risk factors.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 12, 2015	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer