Form 10-Q
period 2015-06-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2015-08-11
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

We had 18,203,689 shares of our common stock outstanding as of the close of business on August 7, 2015.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended June 27, 2015

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our limited cash and a history of losses;

•	our need to materially grow our revenues from commercial operations and/or to raise additional capital (which financing may not be available on acceptable terms or at all) in the very near future, before cash reserves are depleted (which reserves are expected to be sufficient into the fourth quarter of 2015), to implement our current business plan and maintain our viability;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	overcoming technical challenges in attaining milestones to develop and manufacture commercial lengths of our HTS wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers and customer pressures on the selling prices of our products;

•	the limited number of suppliers for some of our components and our HTS wire;

•	there being no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations; and

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net revenues	$71,000	$75,000	$126,000	$464,000

Costs and expenses:
Cost of revenues	689,000	352,000	1,445,000	722,000
Research and development	1,017,000	1,515,000	2,474,000	2,986,000
Selling, general and administrative	1,318,000	1,366,000	2,845,000	2,714,000

Total costs and expenses	3,024,000	3,233,000	6,764,000	6,422,000

Loss from operations	(2,953,000)	(3,158,000)	(6,638,000)	(5,958,000)

Other Income and Expense:

Gain (loss) from investment in Resonant	—	3,465,000	—	3,465,000
Adjustments to fair value of warrant derivatives	752,000	(656,000)	3,383,000	(888,000)
Adjustments to warrant exercise price	—	—	(367,000)	—
Other (expense) income	(208,000)	294,000	(208,000)	391,000

Net loss	$(2,409,000)	$(55,000)	$(3,830,000)	$(2,990,000)

Basic and diluted loss per common share	$(0.14)	$(0.00)	$(0.25)	$(0.24)

Basic and diluted weighted average number of common shares outstanding	17,147,082	13,026,636	15,468,580	12,463,364

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2015	December 31, 2014
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$2,755,000	$1,238,000
Accounts receivable, net	39,000	86,000
Inventory, net	—	74,000
Prepaid expenses and other current assets	332,000	358,000

Total Current Assets	3,126,000	1,756,000

Property and equipment, net of accumulated depreciation of $6,046,000 and $4,908,000, respectively	6,742,000	7,902,000
Patents, licenses and purchased technology, net of accumulated amortization of $832,000 and $794,000, respectively	887,000	886,000
Other assets	130,000	255,000

Total Assets	$10,885,000	$10,799,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$341,000	$762,000
Accrued expenses	632,000	455,000
Current portion of derivative fair value - warrants	14,000	946,000

Total Current Liabilities	987,000	2,163,000
Other long-term liabilities	1,689,000	4,634,000

Total Liabilities	2,676,000	6,797,000

Commitments and contingencies-Notes 5 and 6

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 18,203,689 and 14,264,041 shares issued and outstanding, respectively	18,000	14,000
Capital in excess of par value	294,389,000	286,356,000
Accumulated deficit	(286,198,000)	(282,368,000)

Total Stockholders’ Equity	8,209,000	4,002,000

Total Liabilities and Stockholders’ Equity	$10,885 ,000	$10,799,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2014 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,830,000)	$(2,990,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,249,000	665,000
Stock-based compensation expense	1,085,000	356,000
Adjustments to fair value of warrant derivatives	(3,383,000)	888,000
Adjustments to warrant exercise price	367,000	—
Provision for excess or obsolete inventory	58,000	—
Gain on disposal of property and equipment	(1,000)	(102,000)
(Gain) loss in investment in Resonant	—	(3,465,000)
Changes in assets and liabilities:
Accounts receivable	47,000	(272,000)
Inventories	16,000	9,000
Prepaid expenses and other current assets	26,000	238,000
Patents and licenses	(38,000)	(42,000)
Other assets	124,000	55,000
Accounts payable, accrued expenses and other current liabilities	(346,000)	(136,000)

Net cash used in operating activities	(4,626,000)	(4,796,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(141,000)	(2,905,000)
Net proceeds from the sale of property and equipment	1,000	96,000

Net cash used in investing activities	(140,000)	(2,809,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	4,596,000	—
Net proceeds from the exercise of outstanding warrants	1,687,000	3,751,000

Net cash provided by financing activities	6,283,000	3,751,000

Net increase in cash and cash equivalents	1,517,000	(3,854,000)
Cash and cash equivalents at beginning of period	1,238,000	7,459,000

Cash and cash equivalents at end of period	$2,755,000	$3,605,000

Supplemental non-cash financing disclosure:
Warrant liability converted to capital in excess of par	$669,000	$—

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2014. The results of operations for the six months ended June 27, 2015 are not necessarily indicative of the results for all of 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $286.2 million. In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. At June 27, 2015, we had $2.8 million in cash compared to $5.3 million in cash and cash equivalents as of March 28, 2015. Our cash resources will not be sufficient to fund our business for the next 12 months and we need to materially grow our revenues from commercial operation and/or to raise additional capital (which financing may not be available on acceptable terms or at all) in the very near future, before cash reserves are depleted (which reserves are expected to be sufficient into the fourth quarter of 2015), to implement our current business plan and maintain our viability.

From January 1, 2015 through June 27, 2015, we raised, net to us, more than $6.3 million from the exercise of outstanding warrants and the sale of our common stock and undertook steps to reduce our ongoing operating costs through headcount reductions and other cost saving efforts. Even with this additional cash and cost reductions, we will need to raise funds to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for 2014. We have not made any material changes to these policies.

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

Inventories

Inventories were stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our June 27, 2015 net inventory value was $0, compared to a December 31, 2014 value of $74,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products (minimal sales in the current quarter and year to date), or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first six months of 2015 and 2014, there were $99,000 and $5.8 million, respectively, in retirements or disposals and we realized gains of $1,000 and $96,000, respectively, from sale of previously retired equipment.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability during 2014, and at June 27, 2015, and determined there was no impairment.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the six months ended June 27, 2015 and June 28, 2014.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended June 27, 2015 and for the three months ended June 28, 2014 no options were granted. Typically, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Expected life in years	—	—	—	4.0
Risk free interest rate	—	—	—	1.1%
Expected volatility	—	—	—	100.2%
Dividend yield	—	—	—	0%

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of Revenue	$1,000	$—	$1,000	$—
Research and development	78,000	43,000	169,000	91,000
Selling, general and administrative	454,000	127,000	915,000	265,000

Total stock-based compensation expense	$533,000	$170,000	$1,085,000	$356,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of June 27, 2015 approximate fair value.

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

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a condensed consolidated statement of comprehensive income.

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

Current sales of our wireless products are to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At June 27, 2015, we had one customer that represented 87% of total net revenues and 97% of our accounts receivable. In 2014, two customers represented 52% and 31% of total net revenues and 95% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the six months ended June 27, 2015:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2014	328,925	$—	14,264,041	$14,000	$286,356,000	$(282,368,000)	$4,002,000
Issuance of common stock (net of costs)			3,062,790	3,000	4,593,000		4,596,000
Issuance of common stock from exercise of outstanding warrants			916,858	1,000	1,686,000		1,687,000
Reclassification of warrant liability upon exercise					669,000		669,000
Stock-based compensation			(40,000)		1,085,000		1,085,000
Net loss						(3,830,000)	(3,830,000)

Balance at June 27, 2015	328,925	$—	18,203,689	$18,000	$294,389,000	$(286,198,000)	$8,209,000

Stock Options

At June 27, 2015, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and six months ended June 27, 2015 or during the three and six months ended June 28, 2014.

The impact to the condensed consolidated statements of operations for the three and six months ended June 27, 2015 on net loss was $93,000 and $205,000 and $0.01 and $0.01 on basic and diluted net loss per common share, respectively, compared to $144,000 and $296,000 and $0.01 and $0.02 on basic and diluted net loss per common share for the three and six months ended June 28, 2014. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $0.9 million and the weighted-average period over which the cost is expected to be recognized was 1.4 years at June 27, 2015.

The following is a summary of stock option transactions under our stock option plans at June 27, 2015:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2014	1,200,948	$ 2.12 - $ 159.60	$5.32	624,282	$8.21
Granted	—		—
Exercised	—		—
Canceled	(68,745)	2.12 - 159.60	21.18

Balance at June 27, 2015	1,132,203	$2.12 – $114.00	$4.36	625,121	$6.14

The outstanding options expire on various dates through the end of March 2024. The weighted-average contractual term of options outstanding is 8 years and the weighted-average contractual term of stock options currently exercisable is 7.5 years. The exercise prices for these options range from $2.12 to $114.00 per share, for an aggregate exercise price of $4.9 million. At June 27, 2015, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at June 27, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2014	1,057,535	$2.80
Granted	15,000	1.08
Vested	(9,583)	3.51
Forfeited	(55,000)	2.81

Balance nonvested at June 27, 2015	1,007,952	$2.77

The impact to the condensed consolidated statements of operations was $440,000 and $880,000 and $0.02 and $0.05, respectively, on basic and diluted net loss per common share for the three and six months ended June 27, 2015, respectively, and $26,000 and $60,000 and $0.00 and $0.00 on basic and diluted net loss per common share for the three and six months ended June 28, 2014, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $1.4 million and the weighted-average period over which the cost is expected to be recognized was 8 months.

Warrants

The following is a summary of outstanding warrants at June 27, 2015:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2)	Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2015
(3)	Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2015
(4)	Warrants related to April 2013 financing	256,913	256,913	5.45	April 26, 2019
(5)	Warrants related to August 2013 financing	117,670	117,670	2.25	August 5, 2016
(6)	Warrants related to August 2013 financing	6,117,383	6,117,383	1.63	August 9, 2018
(7)	Warrants related to August 2013 financing	1,389,802	1,389,802	1.63	August 9, 2015
(8)	Warrants related to February 2015 agreement	45,843	0	3.00	February 13, 2020
(9)	Warrants related to March 2015 financing	1,531,395	1,531,395	1.63	September 25, 2020
(10)	Warrants related to March 2015 financing	153,140	0	2.04	March 20, 2020

Warrants (1)-(5) and (8)-(10) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

On February 14, 2015, we entered into Warrant Exercise Agreements with certain holders of our outstanding (7) warrants to purchase an aggregate of 916,858 shares of our common stock. The warrants were originally issued as part of an underwritten public offering that we closed on August 9, 2013. Pursuant to the terms of the Warrant Exercise Agreements, the exercise price of the warrants being exercised was adjusted, immediately prior to their exercise, to $2.00 per share down from the previously agreed $2.57. In connection with the adjustment to the warrant exercise price, we charged to expense $0.4 million under the following fair value assumptions: expected life of six months; risk free interest rates of 0.07%; expected volatility of 33.6% and; dividend yield of 0%. In connection with the warrants exercised, we reclassified $669,000 relating to the fair value of the warrant derivative liability to capital in excess of par. We received gross proceeds of $1.8 million, and net proceeds of $1.7 million from the exercises under the Warrant Exercise Agreements. Additionally, the underwriter received a five-year warrant to purchase 45,843 shares at a per share exercise price of $3.003.

On March 25, 2015, in a registered direct offering, we sold 3,062,790 shares of our common stock, and 1,531,395 warrants to purchase additional shares over the next 5.5 years, at a price of $1.6325 per share. The net proceeds to us from the registered offering of the common stock, after deducting the placement agent fees and our estimated offering expenses, was $4.6 million. The sale of these shares reset the exercise price of warrants (6) and (7) to $1.6325. The placement agent received 153,140 five-year warrants at an exercise price of $2.0406.

We have determined that warrants ‘(6) and (7)’ are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years; risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be approximately $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants ‘(6) and (7)’ at June 27, 2015 were, respectively, as follows: expected life of 3.11 years and 0.11 years; risk free interest rates of 1.07% and 0.00%; expected volatility of 101% and 87% and; dividend yield of 0% and 0%, and the June 27, 2015 fair value of these warrants was estimated to be $1.5 million. The fair value was reduced by $3.4 million from December 31, 2014 to June 27, 2015.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants ‘(6) and (7)’ at December 31, 2014 were, respectively, as follows: expected life of 3.6 years and 0.6 years; risk free interest rates of 1.27% and 0.17%; expected volatility of 97% and 39% and; dividend yield of 0% and 0%, and the December 31, 2014 fair value of these warrants was estimated to be $5.2 million.

4. Earnings Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	June 27, 2015	June 28, 2014
Outstanding stock options	1,132,203	1,201,604
Unvested restricted stock awards	1,007,952	51,249
Outstanding warrants	10,055,555	9,629,022

Total	12,195,710	10,881,875

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

In February 2015 we amended our Santa Barbara, CA building operating lease and reduced our lease commitment. Instead of leasing 35,000 square feet we would then lease 22,000 square feet and pay an early termination fee, ratably, through February 2016 roughly equal to the reduced lease amount. In April 2015, we sublet 3,000 square feet of this remaining 22,000 square feet to a third party and, in June 2015, we entered an agreement to sublet 5,000 square feet to a third party effective August 1, 2015. Other terms and conditions of the lease remain the same.

For the three and six months ended June 27, 2015 rent expense was $(13,000) and $190,000, respectively, and for the three and six months ended June 28, 2014 rent expense was $229,000 and $459,000, respectively. For the quarter ended June 27, 2015, our negative rent expense resulted from the reversal of expense accruals subsequent to our Santa Barbara building lease amendments.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2015 to 2020. For the three and six months ended June 27, 2015 royalty expense totaled $13,000 and $20,000, respectively compared to an expense of $7,000 and $13,000, respectively, for the three and six months ended June 28, 2014. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations as of June 27, 2015 are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2015	$—	$632,000
2016	45,000	1,344,000
2017	45,000	282,000
2018	45,000	40,000
2019	—	27,000
Thereafter	—	—

Total payments	$135,000	$2,325,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	June 27, 2015	December 31, 2014
Accounts receivable:
Accounts receivable-trade	$40,000	$87,000
Less: allowance for doubtful accounts	(1,000)	(1,000)

	$39,000	$86,000

	June 27, 2015	December 31, 2014
Inventories:
Raw materials	$578,000	$580,000
Less: Raw material reserves	(578,000)	(540,000)
Work-in-process	28,000	31,000
Less: Work-in-process reserves	(28,000)	(25,000)
Finished goods	190,000	196,000
Less: Finished goods reserves	(190,000)	(168,000)

	$0	$74,000

	June 27, 2015	December 31, 2014
Property and Equipment:
Equipment	$11,518,000	$11,853,000
Leasehold improvements	1,065,000	734,000
Furniture and fixtures	205,000	223,000

	12,788,000	12,810,000
Less: accumulated depreciation and amortization	(6,046,000)	(4,908,000)

	$6,742 ,000	$7,902,000

Depreciation expense amounted to $502,000 and $1.2 million, respectively, for the three and six months ended June 27, 2015 and $317,000 and $629,000, respectively, for the three and six months ended June 28, 2014

	June 27, 2015	December 31, 2014
Patents and Licenses:
Patents pending	$467 ,000	$454,000

Patents issued	1,252,000	1,226,000
Less accumulated amortization	(832,000)	(794,000)

Net patents issued	420,000	432,000

	$887,000	$886,000

Amortization expense related to these items totaled $19,000 and $37,000, respectively, for the three and six months ended June 27, 2015 and $18,000 and $36,000, respectively, for the three and six months ended June 28, 2014. Amortization expenses are expected to total $38,000 for the remainder of 2015 and $75,000 for 2016 and 2017.

	June 27, 2015	December 31, 2014
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$55,000	$130,000
Compensated absences	209,000	231,000
Compensation related	98,000	19,000
Warranty reserve	35,000	38,000
Deferred rent	134,000	368,000
Other	261,000	21,000
Fair value of warrant derivatives	1,543,000	5,228,000

	2,335,000	6,035,000
Less current portion	(646,000)	(1,401,000)

Long term portion	$1,689,000	$4,634,000

	For the six months ended,
	June 27, 2015	June 28, 2014
Warranty Reserve Activity:
Beginning balance	$38,000	$151,000
Additions	—	—
Deductions	(3,000)	(9,000)

Ending balance	$35,000	$142,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation, and decreasing electrical noise.

Commercialization

Our development efforts over the last 28 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. STI’s strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR and MRI), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufactures to complete qualification and acceptance testing of Conductus wire. We expect to begin commercial production of Conductus wire in late 2015. To that end, in the last several months, our Conductus wire attained a new record for current handling performance of greater than 900 Amps at 77 kelvin in self field with 12 millimeter wide wire. This record breaking wire was produced with STI’s new RCE production system. We also successfully completed qualification testing with the Robinson Research Institute at Victoria University of Wellington. Our wire is now approved for use in making Roebel cable, a winding cable, which is used in high-field magnets, transformers, utility-scale generators and large motors.

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

Results of Operations

Three and six months ended June 27, 2015 compared to the three and six months ended June 28, 2014

Net revenues decreased by $4,000, or 5%, to $71,000 in the second quarter of 2015 from $75,000 in the second quarter of 2014. Total net revenues decreased by $338,000, or 73%, to $126,000 in the first six months of 2015 from $464,000 in the same period of 2014. The decrease is the result of lower sales volume for our wireless communications products as we concentrate our efforts on our HTS wire products. We sell this legacy wireless product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for these wireless products were essentially unchanged. Our largest customer accounted for 87% and 48%, respectively, of our net commercial revenues in the first six months of 2015 and 2014. This customer generally purchased products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. Sales of our new Conductus wire were not yet significant in first half of 2015.

Cost of revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of revenues increased to $689,000 in the second quarter of 2015 compared to $352,000 for the second quarter of 2014, an increase of $337,000 or 96%. The cost of revenues increased by $723,000, or 100%, to $1,445,000 in the first six months of 2015 from $722,000 in the same period of 2014. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances charged to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross profit and margins:

Dollars in thousands	Three Months Ended				Six Months Ended
	June 27, 2015		June 28, 2014		June 27, 2015		June 28, 2014
Net commercial product sales	$71	100%	$75	100%	$126	100%	$464	100%

Cost of commercial product sales	689	970%	352	469%	1,445	1,147%	722	156%

Gross (loss)	$(618)	(870)%	$(277)	(369)%	$(1,319)	(1,047)%	$(258)	(56)%

We had a gross loss of $618,000 in the second quarter of 2015 from the sale of our products compared to a gross loss of $277,000 in the second quarter of 2014. We experienced a gross loss in the three and six months ended June 27, 2015 due to: increases in equipment depreciation, as we bring new Conductus wire equipment into service; our increased manufacturing efforts to bring our Conductus wire production to market; and our sales being insufficient to cover our overhead. To further reduce our costs, in February 2015, we reduced our workforce and implemented certain other cost cutting measures. We also increased our legacy wireless inventory reserve by $58,000 during the first six months of 2015, thus reducing this legacy inventory value to zero.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $1.0 million and $2.5 million, respectively, in the three and six months ended June 27, 2015 compared to $1.5 million and $3 million, respectively, in the three and six month period ended June 28, 2014. These expenses were lower in the current three and six month period compared to the same three and six month period in 2014 as a result of our cost saving efforts as we transition our new HTS wire products to manufacturing.

Selling, general and administrative expenses totaled $1.3 million, and $2.8 million, respectively, in the three and six months ended June 27, 2015 compared to $1.4 million and $2.7 million in the three and six months ended June 28, 2014. Our 2015 non-cash stock award expenses were higher and only partially offset by our other cost saving efforts.

We had income from the adjustment to the fair value of our warrant derivatives of $0.8 million and $3.4 million, respectively, in the three and six months ended June 27, 2015 and an expense of $0.7 million and $0.9 million, respectively, in the three and six months ended June 28, 2014. The primary reason for the gain was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. We also had a $0.4 million expense from the revaluation of warrants just prior to their exercise due to the decrease in their exercise price. See Note 3 — Stockholders’ Equity: Warrants.

Other expense and income are the result of the sale of property and equipment, and adjustments to accrued expenses.

We had a net loss of $2.4 million for the quarter ended June 27, 2015, compared to a net loss of $55,000 in the second quarter of 2014. Our second quarter 2014 included a gain from our investment in Resonant LLC of $3.5 million. For the six months ended June 27, 2015 our loss totaled $3.8 million compared to a net loss of $3.0 million for the six months ended June 28, 2014.

The net loss available to common stockholders totaled $0.14 per common share in the quarter ended June 27, 2015, compared to a net loss of $0.00 per common share in the same period of 2014. The net loss available to common stockholders totaled $0.25 per common share in the first half of 2015, compared to $0.24 per common share in the first half of 2014.

Liquidity and Capital Resources

Cash Flow Analysis

As of June 27, 2015, we had working capital of $2.1 million, including $2.8 million in cash and cash equivalents, compared to negative working capital of $0.4 million at December 31, 2014, which included $1.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $1.6 million from $1.2 million at December 31, 2014 to $2.8 million at June 27, 2015. In the first six months of 2015, cash was used principally in operations. These uses were offset by net cash proceeds of $6.3 million provided by the sale of common stock and from the exercise of outstanding warrants.

Cash used in operations totaled $4.6 million in the first six months of 2015. We used $4.5 million to fund the cash portion of our net loss and $0.1 million was used in changes in our working capital.

Net cash used in investing activities totaled $140,000. Our Conductus wire initiative used $141,000 and there was $1,000 in equipment sales in the first six months of 2015. In the first six months of 2014, $2.9 million was used to purchase property and equipment and there were $96,000 in equipment sales.

Net cash provided by financing activities in the first six months of 2015 was $6.3 million. Cash provided by the exercise of 916,858 outstanding warrants issued in connection with our August 2013 underwritten public offering was $1.7 million and, an additional $4.6 million was provided by the registered direct sale of 3,062,790 shares of our common stock and 1,531,395 warrants.

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

Contractual Obligations and Commercial Commitments

We lease all of our properties. All of our operations, including our manufacturing facilities, are located in industrial complexes in Santa Barbara, California and Austin, Texas. We occupy 14,000 square feet in Santa Barbara, California and 94,000 square feet in Austin, Texas under long-term leases that expire in November 2016 and April 2017, respectively. Although we currently have excess capacity, we believe these facilities can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for the next two years. Both leases contain renewal options.

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2014.

Capital Expenditures

We invested $141,000 for fixed assets in the six months of 2015 and we plan to invest $200,000 in fixed assets during the remainder of 2015. These amounts, and the amounts spent in 2014, are for the purchase of equipment and facilities improvements for our Conductus wire initiative.

Future Liquidity

For the first six months of 2015, we incurred a net loss of $3.8 million and had negative cash flows from operations of $4.6 million. In the full 2014 year, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. Our independent registered public accounting firm has included in its audit reports for 2014 and 2013 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At June 27, 2015, we had $2.8 million in cash and cash equivalents. We believe our current cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce Conductus wire. Because of the expected timing and uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $61,000 at June 27, 2015, compared to $63,000 at December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at June 27, 2015 compared with our market risk exposure on December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2014.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description of Document

31.1	Certification of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 11, 2015	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer