Form 10-Q
period 2015-09-26
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2015-11-10
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

We had 31,735,683 shares of our common stock outstanding as of the close of business on November 6, 2015.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 26, 2015

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our limited cash and a history of losses;

•	our need to materially grow our revenues from commercial operations and/or to raise additional capital to implement our current business plan and maintain our viability;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	overcoming technical challenges in attaining milestones to develop and manufacture commercial lengths of our HTS wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers and customer pressures on the selling prices of our products;

•	the limited number of suppliers for some of our components and our HTS wire;

•	there being no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations; and

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	$91,000	$86,000	$217,000	$550,000

Costs and expenses:
Cost of revenues	794,000	390,000	2,238,000	1,112,000
Research and development	772,000	1,531,000	3,246,000	4,517,000
Selling, general and administrative	1,411,000	1,281,000	4,256,000	3,995,000

Total costs and expenses	2,977,000	3,202,000	9,740,000	9,624,000

Loss from operations	(2,886,000)	(3,116,000)	(9,523,000)	(9,074,000)
Other Income and Expense:
Gain (loss) from investment in Resonant	—	(323,000)	—	3,142,000
Adjustments to fair value of warrant derivatives	503,000	983,000	3,886,000	96,000
Adjustments to warrant exercise price	—	—	(367,000)	—
Other (expense) income	10,000	44,000	(199,000)	434,000

Net loss	$(2,373,000)	$(2,412,000)	$(6,203,000)	$(5,402,000)

Basic and diluted loss per common share	$(0.14)	$(0.19)	$(0.39)	$(0.43)

Basic and diluted weighted average number of common shares outstanding	17,147,823	12,917,653	16,036,651	12,615,356

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2015	December 31, 2014
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$1,164,000	$1,238,000
Accounts receivable, net	37,000	86,000
Inventory, net	119,000	74,000
Prepaid expenses and other current assets	211,000	358,000

Total Current Assets	1,531,000	1,756,000

Property and equipment, net of accumulated depreciation of $6,728,000 and $4,908,000, respectively	6,113,000	7,902,000
Patents, licenses and purchased technology, net of accumulated amortization of $851,000 and $794,000, respectively	887,000	886,000
Other assets	128,000	255,000

Total Assets	$8,659,000	$10,799,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$475,000	$762,000
Accrued expenses	617,000	455,000
Current portion of derivative fair value — warrants	—	946,000

Total Current Liabilities	1,092,000	2,163,000
Other long-term liabilities	1,197,000	4,634,000

Total Liabilities	2,289,000	6,797,000

Commitments and contingencies — Notes 5 and 6
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 18,203,689 and 14,264,041 shares issued and outstanding, respectively	18,000	14,000
Capital in excess of par value	294,923,000	286,356,000
Accumulated deficit	(288,571,000)	(282,368,000)

Total Stockholders’ Equity	6,370,000	4,002,000

Total Liabilities and Stockholders’ Equity	$8,659,000	$10,799,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note — December 31, 2014 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,203,000)	$(5,402,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,932,000	999,000
Stock-based compensation expense	1,619,000	513,000
Adjustments to fair value of warrant derivatives	(3,886,000)	(96,000)
Adjustments to warrant exercise price	367,000	—
Provision for excess or obsolete inventory	58,000	—
Gain on disposal of property and equipment	(1,000)	(108,000)
(Gain) loss in investment in Resonant	—	(3,142,000)
Changes in assets and liabilities:
Accounts receivable	49,000	(26,000)
Inventories	(103,000)	(10,000)
Prepaid expenses and other current assets	199,000	290,000
Patents and licenses	(57,000)	(54,000)
Other assets	127,000	58,000
Accounts payable, accrued expenses and other current liabilities	(318,000)	(164,000)

Net cash used in operating activities	(6,217,000)	(7,142,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(141,000)	(3,520,000)
Net proceeds from the sale of property and equipment	1,000	96,000

Net cash used in investing activities	(140,000)	(3,424,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	4,596,000	—
Net proceeds from the exercise of outstanding warrants	1,687,000	4,085,000

Net cash provided by financing activities	6,283,000	4,085,000

Net decrease in cash and cash equivalents	(74,000)	(6,481,000)
Cash and cash equivalents at beginning of period	1,238,000	7,459,000

Cash and cash equivalents at end of period	$1,164,000	$978,000

Supplemental non-cash financing disclosure:
Warrant liability converted to capital in excess of par value	$669,000	$—

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2014. The results of operations for the nine months ended September 26, 2015 are not necessarily indicative of the results for all of 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $288.6 million. In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. At September 26, 2015, we had $1.2 million in cash compared to $1.0 million in cash and cash equivalents as of September 27, 2014. Our cash resources will not be sufficient to fund our business for the next 12 months and we need to materially grow our revenues from commercial operation and/or to raise additional capital to implement our current business plan and maintain our viability. Therefore, on October 14, 2015 we completed a registered public offering with gross proceeds to us of $9.5 million. The net proceeds to us from this offering, after deducting the placement agent fees and our offering expenses, were $8.6 million. See Note 8 — Subsequent Events.

From January 1, 2015 through September 26, 2015, we raised, net to us, more than $6.3 million from the exercise of outstanding warrants and the sale of our common stock and undertook steps to reduce our ongoing operating costs through headcount reductions and other cost saving efforts. Even with this additional cash and cost reductions, we needed to raise funds on October 14, 2015 to implement our current business plan and maintain our viability. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. However, delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability.

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

Inventories

Inventories were stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our September 26, 2015 net inventory value was $119,000, compared to a December 31, 2014 value of $74,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products (minimal sales in the current quarter and year to date), or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first nine months of 2015 and 2014, there were $99,000 and $5.8 million, respectively, in retirements or disposals and we realized gains of $1,000 and $96,000, respectively, from sale of previously retired equipment.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability during 2014, and at September 26, 2015, and determined there was no impairment.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the nine months ended September 26, 2015 and September 27, 2014.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and nine months ended September 26, 2015 and for the three months ended September 27, 2014 no options were granted. Typically, the weighted average fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Expected life in years	—	—	—	4.0
Risk free interest rate	—	—	—	1.1%
Expected volatility	—	—	—	100.2%
Dividend yield	—	—	—	0%

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Cost of Revenue	$4,000	$—	$5,000	$—
Research and development	78,000	40,000	247,000	131,000
Selling, general and administrative	452,000	118,000	1,367,000	382,000

Total stock-based compensation expense	$534,000	$158,000	$1,619,000	$513,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of September 26, 2015 approximate fair value.

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

Segment Information

We have historically operated in a single business segment: the research, development, manufacture and marketing of high performance products used in cellular base stations. We derived net commercial product revenues primarily from the sales of our AmpLink and SuperPlex products which we sold directly to wireless network operators in the United States. As discussed in this Report, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire. We expect commercial level sales of our Conductus wire products in early 2016.

Certain Risks and Uncertainties

Our long-term prospects are dependent upon the successful commercialization and market acceptance or our Conductus wire products. We do not currently have a customer buying significant amounts of our wire products.

Current sales of our wireless products are to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At September 26, 2015, we had one customer that represented 78% of total net revenues and 53% of our accounts receivable. In 2014, two customers represented 52% and 31% of total net revenues and 95% of accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the nine months ended September 26, 2015:

	Convertible

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	328,925	$—	14,264,041	$14,000	$286,356,000	$(282,368,000)	$4,002,000
Issuance of common stock (net of costs)			3,062,790	3,000	4,593,000		4,596,000
Issuance of common stock from exercise of outstanding warrants			916,858	1,000	1,686,000		1,687,000
Reclassification of warrant liability upon exercise					669,000		669,000
Stock-based compensation			(40,000)		1,619,000		1,619,000
Net loss						(6,203,000)	(6,203,000)

Balance at September 26, 2015	328,925	$—	18,203,689	$18,000	$294,923,000	$(288,571,000)	$6,370,000

Stock Options

At September 26, 2015, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and nine months ended September 26, 2015 or during the three and nine months ended September 27, 2014.

The impact to the condensed consolidated statements of operations for the three and nine months ended September 26, 2015 on net loss was $93,000 and $297,000 and $0.01 and $0.02 on basic and diluted net loss per common share, respectively, compared to $137,000 and $433,000 and $0.01 and $0.03 on basic and diluted net loss per common share for the three and nine months ended September 27, 2014. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $0.8 million and the weighted-average period over which the cost is expected to be recognized was 1.3 years at September 26, 2015.

The following is a summary of stock option transactions under our stock option plans at September 26, 2015:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2014	1,200,948	$2.12 - $159.60	$5.32	624,282	$8.21
Granted	—		—
Exercised	—		—
Canceled	(97,142)	2.12 - 159.60	16.09

Balance at September 26, 2015	1,103,806	$2.12 - $114.00	$4.38	596,718	$6.25

The outstanding options expire on various dates through the end of March 2024. The weighted-average contractual term of options outstanding is 7.9 years and the weighted-average contractual term of stock options currently exercisable is 7.7 years. The exercise prices for these options range from $2.12 to $114.00 per share, for an aggregate exercise price of $4.8 million. At September 26, 2015, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at September 26, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2014	1,057,535	$2.80
Granted	15,000	1.08
Vested	(9,583)	3.51
Forfeited	(55,000)	2.81

Balance nonvested at September 26, 2015	1,007,952	$2.77

The impact to the condensed consolidated statements of operations was $441,000 and $1,321,000 and $0.03 and $0.08, respectively, on basic and diluted net loss per common share for the three and nine months ended September 26, 2015, respectively, and $20,000 and $80,000 and $0.00 and $0.01 on basic and diluted net loss per common share for the three and nine months ended September 27, 2014, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $0.9 million and the weighted-average period over which the cost is expected to be recognized was 7 months.

Warrants

The following is a summary of outstanding warrants at September 26, 2015:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2)	Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2015
(3)	Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2015
(4)	Warrants related to April 2013 financing	256,913	256,913	5.45	April 26, 2019
(5)	Warrants related to August 2013 financing	117,670	117,670	2.25	August 5, 2016
(6)	Warrants related to August 2013 financing	6,117,383	6,117,383	1.63	August 9, 2018
(7)	Warrants related to February 2015 agreement	45,843	45,843	3.00	February 13, 2020
(8)	Warrants related to March 2015 financing	1,531,395	1,531,395	1.63	September 25, 2020
(9)	Warrants related to March 2015 financing	153,140	153,140	2.04	March 20, 2020

Warrants (1)-(5) and (7)-(9) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights. On October 14, 2015 we completed a registered public offering and issued additional warrants. See Note 8 - Subsequent Events.

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

On March 25, 2015, in a registered direct offering, we sold 3,062,790 shares of our common stock, and 1,531,395 warrants to purchase additional shares over the next 5.5 years, at a price of $1.6325 per share. The net proceeds to us from the registered offering of the common stock, after deducting the placement agent fees and our estimated offering expenses, were $4.6 million. The sale of these shares reset the exercise price of warrants (6) to $1.6325. The placement agent received 153,140 five-year warrants at an exercise price of $2.0406.

We have determined that warrants (6) are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years (these two year warrants expired on August 9, 2015 and are no longer listed in the table of outstanding warrants above); risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be approximately $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (6) at September 26, 2015 and December 31, 2014 were, respectively, as follows: expected life of 2.87 and 3.6 years; risk free interest rates of 0.96% and 1.27%; expected volatility of 103% and 97% and; dividend yield of 0% and 0%, and the September 26, 2015 fair value of these warrants was estimated to be $1.0 million. The fair value was reduced by $3.9 million from December 31, 2014 to September 26, 2015.

4. Earnings Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	September 26, 2015	September 27, 2014
Outstanding stock options	1,103,806	1,201,104
Unvested restricted stock awards	1,007,952	51,249
Outstanding warrants	8,665,753	9,498,949

Total	10,777,511	10,751,302

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

For the three and nine months ended September 26, 2015 rent expense was $167,000 and $357,000, respectively, and for the three and nine months ended September 27, 2014 rent expense was $160,000 and $619,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2015 to 2020. For the three and nine months ended September 26, 2015 royalty expense totaled $11,000 and $31,000, respectively compared to an expense of $6,000 and $19,000, respectively, for the three and nine months ended September 27, 2014. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations as of September 26, 2015 are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2015	$—	$316,000
2016	45,000	1,344,000
2017	45,000	282,000
2018	45,000	40,000
2019	—	27,000
Thereafter	—	—

Total payments	$135,000	$2,009,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	September 26, 2015	December 31, 2014
Accounts receivable:
Accounts receivable-trade	$38,000	$87,000
Less: allowance for doubtful accounts	(1,000)	(1,000)

	$37,000	$86,000

	September 26, 2015	December 31, 2014
Inventories:
Raw materials	$578,000	$580,000
Raw materials wire	99,000	—
Less: Raw material reserves	(578,000)	(540,000)
Work-in-process	28,000	31,000
Work-in-process wire	10,000	—
Less: Work-in-process reserves	(28,000)	(25,000)
Finished goods	190,000	196,000
Finished goods wire	10,000	—
Less: Finished goods reserves	(190,000)	(168,000)

	$119,000	$74,000

Property and Equipment:
Equipment	$11,571,000	$11,853,000
Leasehold improvements	1,065,000	734,000
Furniture and fixtures	205,000	223,000

	12,841,000	12,810,000
Less: accumulated depreciation and amortization	(6,728,000)	(4,908,000)

	$6,113,000	$7,902,000

Depreciation expense amounted to $629,000 and $1.9 million, respectively, for the three and nine months ended September 26, 2015 and $316,000 and $945,000, respectively, for the three and nine months ended September 27, 2014.

	September 26, 2015	December 31, 2014
Patents and Licenses:
Patents pending	$486,000	$454,000

Patents issued	1,252,000	1,226,000
Less accumulated amortization	(851,000)	(794,000)

Net patents issued	401,000	432,000

	$887,000	$886,000

Amortization expense related to these items totaled $18,000 and $56,000, respectively, for the three and nine months ended September 26, 2015 and $18,000 and $54,000, respectively, for the three and nine months ended September 27, 2014. Amortization expenses are expected to total $19,000 for the remainder of 2015 and $75,000 for 2016 and 2017.

	September 26, 2015	December 31, 2014
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$93,000	$130,000
Compensated Absences	204,000	231,000
Compensation related	70,000	19,000
Warranty reserve	28,000	38,000
Deferred rent	135,000	368,000
Other	244,000	21,000
Fair value of warrant derivatives	1,040,000	5,228,000

	1,814,000	6,035,000
Less current portion	(617,000)	(1,401,000)

Long term portion	$1,197,000	$4,634,000

	For the nine months ended,
	September 26, 2015	September 27, 2014
Warranty Reserve Activity:
Beginning balance	$38,000	$151,000
Additions	—	—
Deductions	(10,000)	(9,000)

Ending balance	$28,000	$142,000

8. Subsequent Events

On October 14, 2015, in a registered direct offering, we sold 13,531,994 Class A Units (consisting of one share of our common stock, a Series A warrant to purchase one share of our common stock at an exercise price equal to $0.35, (“Series A warrant”), and a Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $0.40 per share, (“Series B warrant”)). The shares of common stock, Series A warrants and Series B warrants part of a Class A Unit were immediately separable and were issued separately in this offering.

We also sold to purchasers, whose purchase of Class A Units in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, 4,750.0005 Class B Units. Each Class B Unit will consist of one share of our Class B Convertible Preferred Stock, or the Series B Preferred, with a stated value of $1,000 and convertible into shares of our common stock at $0.35 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price. The Series B Preferred do not generally have any voting rights but are convertible into shares of common stock. The shares of Series B Preferred, Series A warrants and Series B warrants part of a Class B Unit were immediately separable and were issued separately in this offering.

The sale of 13,531,994 Class A Units and 4,750.0005 Class B Units (convertible, subject to certain limitations, into an aggregate of 13,571,430 shares of our common stock), Series A warrants to purchase 27,103,424 shares of our common stock and Series B warrants to purchase 20,327,567 shares of our common stock raised gross proceeds to us of $9.5 million. The net proceeds to us from this offering, after deducting the placement agent fees and our offering expenses, were $8.6 million.

On October 30, 2015, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and that therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

The letter also states that we will be provided 180 calendar days, or until April 27, 2016, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. If by April 27, 2016, we cannot demonstrate compliance with the Rule 5550(a)(2), we may be eligible for additional time. To qualify for additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and we will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we are not eligible for the second compliance period, then the Nasdaq Staff will provide notice that our securities will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement.

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

Commercialization

Our development efforts over the last 28 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. STI’s strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR and MRI), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufactures to complete qualification and acceptance testing of Conductus wire. We expect commercial level sales of our Conductus wire products in early 2016.

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

Results of Operations

Three and nine months ended September 26, 2015 compared to the three and nine months ended September 27, 2014

Net revenues increased by $5,000, or 6%, to $91,000 in the third quarter of 2015 from $86,000 in the third quarter of 2014. Total net revenues decreased by $333,000, or 61%, to $217,000 in the first nine months of 2015 from $550,000 in the same period of 2014. The decrease is the result of lower sales volume for our wireless communications products as we concentrate our efforts on our HTS wire products. We sell this legacy wireless product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for these wireless products were essentially unchanged. Our largest customer accounted for 78% and 41%, respectively, of our net commercial revenues in the first nine months of 2015 and 2014. This customer generally purchased products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. Sales of our new Conductus wire were equal to $41,000, or 19%, of our total revenue in first nine months of 2015.

Cost of revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of revenues increased to $794,000 in the third quarter of 2015 compared to $390,000 for the third quarter of 2014, an increase of $404,000 or 104%. The cost of revenues increased by $1.1 million, or 100%, to $2.2 million in the first nine months of 2015 from $1.1 million in the same period of 2014. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances charged to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross profit and margins:

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 26, 2015		September 27, 2014		September 26, 2015		September 27, 2014
Net commercial product sales	$91	100%	$86	100%	$217	100%	$550	100%
Cost of commercial product sales	794	873%	390	453%	2,238	1,031%	1,112	202%

Gross (loss)	$(703)	(773)%	$(304)	(353)%	$(2,021)	(931)%	$(562)	(102)%

We had a gross loss of $703,000 in the third quarter of 2015 from the sale of our products compared to a gross loss of $304,000 in the third quarter of 2014. We experienced a gross loss in the three and nine months ended September 26, 2015 due to: increases in equipment depreciation, as we bring new Conductus wire equipment into service; our increased manufacturing efforts to bring our Conductus wire production to market; low initial production yields; and our sales being insufficient to cover our fixed overhead. We also increased our legacy wireless inventory reserve by $58,000 during the first nine months of 2015, thus reducing this legacy inventory value to zero.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0.8 million and $3.2 million, respectively, in the three and nine months ended September 26, 2015 compared to $1.5 million and $4.5 million, respectively, in the three and nine month period ended September 27, 2014. These expenses were lower in the current three and nine month period compared to the same three and nine month period in 2014 as a result of our cost saving efforts in February 2015 as we transition our new HTS wire products to manufacturing.

Selling, general and administrative expenses totaled $1.4 million, and $4.3 million, respectively, in the three and nine months ended September 27, 2015 compared to $1.3 million and $4.0 million in the three and nine months ended September 27, 2014. Our 2015 non-cash stock award expenses were higher and only partially offset by our other cost saving efforts.

We had income from the adjustment to the fair value of our warrant derivatives of $0.5 million and $3.9 million, respectively, in the three and nine months ended September 26, 2015 and income of $1.0 million and $0.1 million, respectively, in the three and nine months ended September 27, 2014. The primary reason for the gains was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. In the nine months ended September 26, 2015, we also had a $0.4 million expense from the revaluation of warrants just prior to their exercise due to the decrease in their exercise price. See Note 3 — Stockholders’ Equity: Warrants.

Other expense and income are the result of the sale of property and equipment, and adjustments to accrued expenses.

We had a net loss of $2.4 million in each of the quarters ended September 26, 2015 and September 27, 2014. Our third quarter 2014 included a gain from our investment in Resonant LLC of $3.5 million. For the nine months ended September 26, 2015 our loss totaled $6.2 million compared to a net loss of $5.4 million for the nine months ended September 27, 2014.

The net loss available to common stockholders totaled $0.14 per common share in the quarter ended September 26, 2015, compared to a net loss of $0.19 per common share in the same period of 2014. The net loss available to common stockholders totaled $0.39 per common share in the third quarter of 2015, compared to $0.43 per common share in the first nine months of 2014.

Liquidity and Capital Resources

Cash Flow Analysis

As of September 26, 2015, we had working capital of $0.4 million, including $1.2 million in cash and cash equivalents, compared to negative working capital of $0.4 million at December 31, 2014, which included $1.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents were $1.2 million at December 31, 2014 and at September 26, 2015. In the first nine months of 2015, cash was used principally in operations. These uses were offset by net cash proceeds of $6.3 million provided by the sale of common stock and from the exercise of outstanding warrants.

Cash used in operations totaled $6.2 million in the first nine months of 2015. We used $6.1 million to fund the cash portion of our net loss and $0.1 million was used in changes in our working capital.

Net cash used in investing activities totaled $140,000. Our Conductus wire initiative used $141,000 and there was $1,000 in equipment sales in the first nine months of 2015. In the first nine months of 2014, $3.5 million was used to purchase property and equipment and there were $96,000 in equipment sales.

Net cash provided by financing activities in the first nine months of 2015 was $6.3 million. Cash provided by the exercise of 916,858 outstanding warrants issued in connection with our August 2013 underwritten public offering was $1.7 million and, an additional $4.6 million was provided by the registered direct sale of 3,062,790 shares of our common stock and 1,531,395 warrants.

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

On October 14, 2015 we completed a registered public offer with gross proceeds to us of $9.5 million. The net proceeds to us from this offering, after deducting the placement agent fees and our offering expenses, were $8.6 million. See Note 8 — Subsequent Events.

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

Capital Expenditures

We invested $141,000 for fixed assets in the nine months of 2015 and we plan to invest $100,000 in fixed assets during the remainder of 2015. These amounts, and the amounts spent in 2014, are for the purchase of equipment and facilities improvements for our Conductus wire initiative.

Future Liquidity

For the first nine months of 2015, we incurred a net loss of $6.2 million and had negative cash flows from operations of $6.2 million. In the full 2014 year, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. Our independent registered public accounting firm has included in its audit reports for 2014 and 2013 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At September 26, 2015, we had $1.2 million in cash and cash equivalents. We believe our current cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce Conductus wire. Because of the expected timing and uncertainty of these factors, on October 14, 2015 we completed a registered public offer with gross proceeds to us of $9.5 million. The net proceeds to us from this offering, after deducting the placement agent fees and our offering expenses, were $8.6 million. See Note 8 — Subsequent Events.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $51,000 at September 26, 2015, compared to $63,000 at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at September 26, 2015 compared with our market risk exposure on December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for 2014.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following section, together with the information contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2014 filed with the Securities and Exchange Commission on March 12, 2015, includes some of the material factors that may adversely affect our business and operations. This information is not exhaustive, and additional factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

If we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

As previously announced by us, on October 30, 2015, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and that therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

We have been provided 180 calendar days, or until April 27, 2016, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. If by April 27, 2016, we cannot demonstrate compliance with the Rule 5550(a)(2), it may be eligible for additional time. To qualify for additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If we are not eligible for the second compliance period, then the Nasdaq Staff will provide notice that our securities will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

We continue to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement. If our common stock is delisted by The Nasdaq Stock Market, our common stock may be eligible to trade an over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

A description of additional risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2014 filed with the Securities and Exchange Commission on March  12, 2015.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: November 10, 2015	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer