Form 10-K
period 2015-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2016-03-30
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or    No  ☒

The aggregate market value of the common stock held by non-affiliates was $15.4 million as of June 27, 2015 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $1.05 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 27, 2015. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 40,748,218 shares of common stock outstanding as of the close of business on March 15, 2016.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2015

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our limited cash and a history of losses;

•	our need to materially grow our revenues from commercial operations and/or to raise additional capital (which financing may not be available on acceptable terms or at all) over the next 12-months to implement our current business plan and maintain our viability;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	overcoming technical challenges in attaining milestones to develop and manufacture commercial lengths of our HTS wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers and customer pressures on the selling prices of our products;

•	the limited number of suppliers for some of our components and our HTS wire;

•	there being no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers, and;

•	if we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

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

Our Proprietary Technology

Our development efforts over the last 28 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. Our current patents expire at various dates from 2016 to 2031. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

Our strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR (nuclear magnetic resonance and MRI (magnetic resonance imaging)), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufactures to complete qualification and acceptance testing of Conductus wire. We expect significant commercial production of Conductus wire in the last half of 2016.

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

HTS Wire Platform

Our Conductus wire product development is focused on large markets where the advantages of HTS wire are recognized by the industry. Our initial product roadmap targets three important applications: superconducting high power transmission cable, superconducting fault current limiters (SFCL) and high field magnets.

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

Superconducting High Field magnets:

There are a variety of applications that utilize superconducting magnets in order to capitalize on their unique ability to create extremely high magnetic fields. The NMR and MRI machines of today utilize such superconducting magnets for this very reason. Currently, high-field superconducting magnets are manufactured using commercially available superconducting wire such as niobium-titanium (NbTi) or niobium-tin (Nb3Sn).

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

Other Assets and Investments

In September 2014, STI and Robinson Research Institute entered a strategic agreement to jointly engage end customers and partners in the building of superconductor products utilizing our Conductus® superconducting wire and Robinson Research Institute’s superconducting device technology. The Robinson Research Institute, based at Victoria University of Wellington in New Zealand, has unique capabilities in the production of HTS Roebel cable used in superconducting machines and magnets, and in the development of HTS MRI and HTS transformers. The Robinson Research Institute has been a valuable ally as we prepare for the commercial launch of Conductus wire; Robinson’s performance characterization expertise and applications knowledge are truly impressive. As we move to full production, we are implementing a comprehensive plan to supply Conductus wire and support global leaders in the commercialization of superconducting devices. Robinson is an expert in the development of innovative superconducting products. Jointly, we have identified initial projects including applications such as rotating machines, transformers, scientific magnets and MRI systems. Additionally, Robinson and its partners have a strong focus on Asia and we believe our agreement will help us expand our reach into that fast-growing market. Working alongside many industry leaders, the Robinson Research Institute and its partners have built superconducting devices for the energy industry, recently completing a transformer for use in the electrical grid. In the healthcare market, Robinson has focused on applications of MRI systems where HTS wire gives a competitive advantage.

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology in exchange for a minority investment in Resonant LLC. As of December 31, 2013 our interest in Resonant and the net value of the assets contributed, estimated to approximate fair value, was $185,000. In late September 2014 we entered into a private transaction to sell this minority interest to various buyers for gross proceeds to us of $3.6 million, and net proceeds to us of $3.3 million after offering expenses.

In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We use the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement specified our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, there has been no significant progress to manufacture and sell our SuperLink interference elimination solution in China and the parties have not completed their contributions to the joint venture within the two year period specified by the agreement and Chinese law. We see our primary opportunity to grow future revenues with the production of our HTS Conductus® wire, and do not expect this joint venture to be a significant part of future revenues.

Licenses

We grant licenses for our technology to other companies. We have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications, (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications and (4) Theva for network infrastructure wireless electronic devices.

Government Contracts

We did not generate revenues from government contracts in the last three years.

Manufacturing

Our manufacturing process involves the operation of sophisticated production equipment and material handling by production technicians. We purchase inventory components and manufacture inventory based on existing customer purchase requests, and to a lesser extent, on sales forecasts. Our primary facility is our advanced manufacturing center in Austin, Texas. This Texas facility addresses our growth expectations for our superconducting wire initiative. The opening of this facility coincided with the delivery of our first superconducting wire production equipment in early 2012. Sales of our Conductus wire are expected to increase as we reach production scale in the second half of 2016 and beyond. We currently assemble and test our wireless communications products at our facilities in Santa Barbara, California.

A number of components used in our products are available from only a limited number of outside suppliers due to unique designs, as well as certain quality and performance requirements. We do not have guaranteed supply arrangements with any of these suppliers, do not maintain an extensive inventory of parts or components and customarily purchase sole or limited source parts and components pursuant to purchase orders. Our reliance on sole or limited source suppliers involves certain risks and uncertainties, many of which are beyond our control, and some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Marketing and Sales

We utilize a direct selling model due to the concentrated customer base for superconducting wire.

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality and compliance with industry standards. Our primary competitors are American Superconductor (AMSC), SuperPower (Furukawa), SuNam, Fujikura, Sumitomo and THEVA, among others.

Research and Development

Our 2013 through 2015 research and development activities were focused entirely on developing our Conductus wire product. We spent a total of $4.1 million for 2015, and $6.0 million and $6.1 million for 2014 and 2013, respectively, on research and development.

Our Proprietary Technology

We have an extensive patent portfolio, in addition to critical trade secrets, unpatented technology and proprietary knowledge. Our current patents expire at various dates from 2016 to 2031. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

Environmental Issues

We use certain hazardous materials in our research, development and manufacturing operations. As a result, we are subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure, waste treatment or disposal. Although we believe that our safety procedures for the handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident. However, the use and disposal of hazardous materials involves the risk that we could incur substantial expenditures for such preventive or remedial actions. If such an accident were to occur, we could be held liable for resulting damages. The liability in the event of an accident or the costs of such remedial actions could exceed our resources or otherwise have a material adverse effect on our financial condition, results of operations or cash flows.

Corporate Information

Our facilities and principal executive offices are located at 9101 Wall Street, Suite 1300, Austin, Texas 78754. Our telephone number is (512) 334-8900. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Employees

As of December 31, 2015, we had a total of 25 full time employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $58,000 at December 31, 2015, compared to $63,000 at December 31, 2014.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2015, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and may not maintain profitability, we may not realize our investment in infrastructure, and may not meet our expectations or the expectations of financial analysts who report on our stock.

We need to raise additional capital. If we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected

At December 31, 2015, we had $7.5 million in cash and cash equivalents. Our current forecast is that our cash resources will be sufficient to fund our planned operations into the fourth quarter of 2016. Our cash resources will not be sufficient to fund our business for the next twelve months. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during the next 12-months to implement our current business plan and maintain the viability of the Company.

We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. Because of the expected timing and uncertainty of these factors, we will need to raise funds to meet our working capital needs.

Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock and could also require that we issue warrants in connection with sales of our stock. If we cannot raise any needed funds to grow our commercial resources, we might be forced to make changes to, or delay aspects of, our business plan which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

We expect to begin commercial Conductus wire production in 2016. Conductus® wire is uniquely positioned to address three key technical challenges in the market: high performance, improved economics and commercial-scale capacity. To date, we, along with existing HTS wire manufacturers, have not overcome these challenges to allow for broad commercialization of HTS wire. Customers cannot purchase long-length wire with any reasonable confidence or guaranteed volume; and electric utilities lack confidence in product availability which leads to delays in their deployment roadmap. HTS wire performance is currently below what many customers require. Many power applications require high performance wire with high current carrying capacity, mechanical durability, electrical integrity with low AC losses and minimal splices. Producing high performance HTS wire has proven difficult, especially at volumes required for large scale deployment. The high demand for high performance wire available in very low volume results in a high wire price that narrows the market and limits commercial viability. Delays in our Conductus wire development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our Conductus wire products later than expected.

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

We have limited experience marketing and selling our Conductus wire. Once our Conductus wire is ready for commercial use, we will have to hire and develop a marketing and sales team to effectively demonstrate the advantages of our product over both more traditional products and competing superconducting products or other adjacent technologies. We may not be successful in our efforts to market this new technology.

We expect continued customer pressures to reduce our product pricing which may adversely affect our ability to operate on a commercially viable basis.

We expect to face pressure to reduce prices and accordingly, the average selling price of our Conductus wire. We anticipate customer pressure on our product pricing will continue for the foreseeable future. HTS wire is currently being sold at $250/kiloampere-meter (kA-m). At this price, HTS wire represents more than half the cost of the end device. A price reduction is required for long term commercialization. Cryogenic systems, including cryocoolers and cryostats, have been developed but will also need to be cost optimized as HTS wire becomes available in volume. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders or may never reach commercial viability. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

We face competition with respect to various aspects of our technology and product development.

Our current wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our Conductus wire materials, we compete with American Superconductor (AMSC), SuperPower (Furukawa), SuNam, Fujikura, Sumitomo and THEVA, among others. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

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

The United States and global economies continue to experience a period of economic and financial uncertainty, which could result in economic volatility having direct and indirect adverse effects on our business, operating results and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us may delay paying us for previously purchased products, or may not pay us at all. In addition, this recent downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets. If we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able to obtain that financing. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

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

Risks Related to Our Common Stock

Our stock price is volatile.

The market price of our common stock has been, and is expected to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

We have been provided 180 calendar days, or until April 27, 2016, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. If by April 27, 2016, we cannot demonstrate compliance with the Rule 5550(a)(2), we may be eligible for additional time. To qualify for additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we are not eligible for the second compliance period, then the Nasdaq Staff will provide notice that our securities will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

We continue to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement. If our common stock is delisted by The Nasdaq Stock Market, our common stock may be eligible to trade in an over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

We have a significant number of outstanding warrants and options, and future sales of the shares obtained upon exercise of these options or warrants could adversely affect the market price of our common stock.

As of December 31, 2015, we had outstanding options exercisable for an aggregate of 1,973,606 shares of common stock at a weighted average exercise price of $2.54 per share and warrants to purchase up to 57,451,915 shares of our common stock at a weighted average exercise price of $0.55 per share. We have registered the issuance of all the shares issuable upon exercise of the options and warrants, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price of our shares.

It is possible that the acquisition of a majority of our outstanding voting stock by another company could result in our stockholders receiving a premium over the public trading price for our shares. Provisions of our restated certificate of incorporation, as amended our bylaws and of Delaware corporate law could delay or make more difficult an acquisition of our company by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent, and our bylaws generally require ninety days advance notice of any matters to be brought before the stockholders at an annual or special meeting.

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 15, 2016, 1,383,727 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

Furthermore, our certificate of incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. These provisions may have the effect of delaying or preventing a change in control of us without action by our stockholders and, therefore, could adversely affect the price of our stock or the possibility of sale of shares to an acquiring person.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease all of our properties. All of our operations, including our manufacturing facilities, are located in industrial complexes in Santa Barbara, California and Austin, Texas. We occupy approximately 14,000 square feet in Santa Barbara, California and 94,000 square feet in Austin, Texas under long-term leases that expire in November 2016 and April 2017, respectively. Although we currently have excess capacity, we believe these facilities can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for approximately the next two years. Both leases contain renewal options.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

	High	Low
2015
Quarter ended December 31, 2015	$0.78	$0.15
Quarter ended September 26, 2015	$1.43	$0.76
Quarter ended June 27, 2015	$1.44	$0.82
Quarter ended March 28, 2015	$2.90	$1.31

2014
Quarter ended December 31, 2014	$3.10	$2.54
Quarter ended September 27, 2014	$3.23	$2.42
Quarter ended June 28, 2014	$3.23	$2.16
Quarter ended March 29, 2014	$3.82	$2.15

Holders of Record

We had 34 holders of record of our common stock on March 15, 2016. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 5,000 beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future.

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Series A and Series B Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2015 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

The following table summarizes repurchases of our common stock in the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
September 27, 2015—October 24, 2015	—	$—
October 25, 2015—November 21, 2015	133,894	0.22
November 22, 2015—December 31, 2015	—	—

Total	133,894	$0.22

(1)	Shares surrendered to us by employees to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards. These repurchases were not made pursuant to publicly announced plans or programs.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,973,606	$2.54	1,442,880
Equity compensation plans not approved by security holders	—	—	—

Total	1,973,606	$2.54	1,442,880

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

The graph and table below compare the cumulative total stockholders’ return on our common stock since December 31, 2010 with the Nasdaq Composite Index, and the Nasdaq Telecommunications Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends).

	31-Dec-10	31-Dec-11	31-Dec-12	31-Dec-13	31-Dec-14	31-Dec-15
Superconductor Technologies	$100.00	$80.92	$19.52	$11.79	$15.19	$1.15
Nasdaq Composite	100.00	98.20	113.82	157.44	178.53	188.75
Nasdaq-Telecommunications	100.00	87.38	89.13	110.55	120.38	111.36

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$244	$632	$1,710	$3,237	$3,416
Government and other contract revenues	—	—	—	222	83

Total net revenues	244	632	1,710	3,459	3,499

Costs and expenses:
Cost of commercial product revenues	3,004	1,558	1,051	3,850	5,434
Cost of government and other contract revenues	—	—	—	165	79
Other research and development	4,125	5,992	6,073	5,030	5,325
Selling, general and administrative	5,838	5,389	5,068	5,440	6,322

Total costs and expenses	12,967	12,939	12,192	14,485	17,160

Loss from operations	(12,723)	(12,307)	(10,482)	(11,026)	(13,661)
Other income (expense), net	4,121	4,056	(1,691)	98	278

Net loss	$(8,602)	$(8,251)	$(12,173)	$(10,928)	$(13,383)

Basic and diluted net loss per common share	$(0.44)	$(0.64)	$(1.71)	$(3.34)	$(5.05)

Weighted average number of shares
Outstanding	19,706	12,794	7,124	3,269	2,652

	Years Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$7,469	$1,238	$7,459	$3,634	$6,165
Working capital	6,900	(407)	6,638	3,059	7,161
Total assets	14,365	10,799	14,840	12,029	12,949
Long-term debt, including current portion	400	5,624	6,263	674	628
Total stockholders’ equity	13,122	4,002	7,306	10,292	11,175

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2015 Compared to 2014

Net revenues consist primarily of commercial product revenues. Net revenues decreased by $388,000 or 61%, to $244,000 in 2015 from $632,000 in 2014. Sales of our new Conductus wire were equal to $47,000, or 19%, of our total revenue in 2015. Sales of our Conductus wire are expected to increase as we reach production scale in the second half of 2016 and beyond.

The decrease is the result of lower sales volume for our wireless communications products as we grow sales of our Conductus wire. We sell this legacy product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for wireless products were essentially unchanged in 2015 from 2014. Our two largest customers accounted for 80% of our net commercial revenues in 2015 and 83% of our net commercial revenues in 2014. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. We do not anticipate that the revenues for our legacy products will be significant in the future.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $3.0 million for 2015 compared to $1.6 million for 2014, an increase of $1.4 million, or 88%. The higher costs resulted principally from increased manufacturing operating expenses and early low capacity operation and efforts to improve yields from our new large Conductus wire production equipment.

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

The following is an analysis of our commercial product gross profit margins for 2015 and 2014:

	Years Ended December 31,
Dollars in Thousands	2015		2014
Net commercial product sales	$244	100%	$632	100%
Cost of commercial product sales	3,004	1,231%	1,558	246%

Gross loss	$(2,760)	1,131%	$(926)	146%

We had a gross loss of $2.8 million in 2015 from the sale of our commercial products compared to a gross loss of $0.9 million in 2014. We experienced a gross loss in 2015 due to: increases in equipment depreciation, as we bring new Conductus wire equipment into service; our increased manufacturing efforts to bring our Conductus wire production to market and; our sales being insufficient to cover our overhead. To reduce our costs, in February 2015, we reduced our workforce and implemented certain other cost cutting measures. We also increased our legacy wireless inventory reserve by $58,000 during 2015, thus reducing this legacy inventory value to zero. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue in the first half of 2016.

Research and development expenses relate to development of new wire products and new wire product manufacturing processes. In 2015, there were no new research and development efforts for our wireless commercial products. Research and development expenses totaled $4.1 million in 2015 compared to $6.0 million in 2014, a decrease of $1.9 million, or 32%. Our 2015 expenses were lower compared to 2014 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses totaled $5.8 million in 2015 compared to $5.4 million in 2014, an increase of $0.4 million or 7%. The higher expenses in 2015 were primarily the result of higher non-cash stock award expenses and were only partially offset by other cost saving efforts.

We had a gain from the adjustment to the fair value of warrant derivatives of $4.8 million in 2015 compared to a gain of $0.5 million in 2014. The primary reason for the gains was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. In 2015, we also had a $0.5 million warrant revaluation expense from: (1) the revaluation of warrants just prior to their exercise due to the decrease in their exercise price; and (2) the revaluation of warrants due to our October 14, 2015 financing. See Note 5—Stockholders’ Equity: Warrants.

Interest income decreased to less than a $1,000 in both 2015 and 2014, primarily because of lower cash levels earning less interest.

Other income in 2015 and 2014 of $13,000 and $434,000, respectively, consisted of proceeds from the sale of equipment and expensed tooling related to our legacy wireless products.

Other expense in 2015 of $207,000 consisted of charges associated with the early termination of part of our Santa Barbara facilities lease.

Net loss totaled $8.6 million in 2015, compared to $8.3 million in 2014, an increase of $0.3 million, or 4%. The increase in net loss was principally the result of our Conductus wire revenue being insufficient to cover our increased cost of commercial product revenues as we ramp production.

The net loss available to common stockholders totaled $0.44 per common share in 2015, compared to $0.64 per common share in 2014, a decrease of $0.21, or 31%.

2014 Compared to 2013

Net revenues consist primarily of commercial product revenues. Net revenues decreased by $1,078,000 or 63%, to $632,000 in 2014 from $1,710,000 in 2013. Sales of our Conductus wire were not a significant source of revenue in 2014.

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

We had a gross loss of $926,000 in 2014 from the sale of our commercial products compared to a gross margin of $659,000 in 2013. The gross loss in 2014 was primarily the result of increased manufacturing process and equipment operating costs as we begin initial operation this equipment well below capacity.

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

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2015, we had working capital of $6.9 million, including $7.5 million in cash and cash equivalents, compared to negative working capital of $0.4 million at December 31, 2014, which included $1.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents increased by $6.3 million from $1.2 million at December 31, 2014 to $7.5 million at December 31, 2015. In 2015, $8.5 million cash was used in operations. This use was offset by net cash proceeds of $14.9 million from the sale of our common shares and warrants.

In 2015 and 2014, net cash used in investing activities was $140,000 and $281,000, respectively. Our 2015 purchases of property and equipment of $141,000 was offset by $1,000 in sales, compared to our 2014 purchases of equipment for our Conductus wire initiative of $3.7 million offset by the sale of property and equipment of $96,000 and the $3.3 million net proceeds from the sale of our Resonant shares.

Net cash was provided by three financing activities in 2015: (1) the February 2015 exercise of 916,858 outstanding warrants issued in connection with our August 2013 underwritten public offering provided net proceeds of $1.7 million; (2) the March 2015 direct sale of 3,062,790 shares of our common stock and 1,531,395 warrants provided net proceeds of $4.6 million; and (3) the October 2015, registered direct offering of 13,531,994 Class A Units of common stock and warrants and 4,750.0005 Class B Units (convertible, subject to certain limitations, into an aggregate of 13,571,430 shares of our common stock), raised net proceeds to us of $8.6 million. Net cash was used for the repurchase of 133,894 common shares from employees to satisfy $26,000 in tax withholding obligations.

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Net cash was provided by three financing activities in 2015: (1) the exercise of 916,858 outstanding warrants issued in connection with our August 2013 underwritten public offering provided gross proceeds of $1.8 million and net proceeds of $1.7 million in the first quarter of 2015; (2) the March 2015 direct sale of 3,062,790 shares of our common stock and 1,531,395 warrants provided net proceeds of $4.6 million; and (3) the October 2015, registered direct offering of 13,531,994 Class A Units (consisting of one share of our common stock, a Series A warrant to purchase one share of our common stock at an exercise price equal to $0.35 (“Series A warrant”), and a Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $0.40 per share (“Series B warrant”)). The shares of common stock, Series A warrants and Series B warrants part of a Class A Unit were immediately separable and were issued separately in this offering. The sale of 13,531,994 Class A Units and 4,750.0005 Class B Units (convertible, subject to certain limitations, into an aggregate of 13,571,430 shares of our common stock), Series A warrants to purchase 27,103,424 shares of our common stock and Series B warrants to purchase 20,327,567 shares of our common stock raised gross proceeds to us of $9.5 million. The net proceeds to us from this offering, after deducting the placement agent fees and our offering expenses, were $8.6 million.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2015, we had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period
	Total	2016	2017 and 2018	2019 and 2020	2021 and beyond
Operating leases	$1,734,000	$1,374,000	$333,000	$27,000	$—
Minimum license commitment	135,000	45,000	90,000	—	—
Fixed asset and inventory purchase commitments	87,000	87,000	—	—	—

Total contractual cash obligations	$1,956,000	$1,506,000	$423,000	$27,000	$—

Capital Expenditures

We plan to invest in fixed assets during 2016 on an as-needed basis to enhance manufacturing our Conductus wire products. These expenditures are expected to not exceed $0.8 million.

Future Liquidity

In 2015, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. In 2014, we incurred a net loss of $8.3 million and had negative cash flows from operations of $10 million. Our independent registered public accounting firm has included in their audit reports for 2013 through 2015 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At December 31, 2015 we had $7.5 million in cash. Our cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, and licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce our Conductus wire.

We forecast that, after giving effect to the receipt of the proceeds from our 2015 financing activities and steps we have undertaken to reduce our ongoing operating costs through headcount reductions and other cost saving efforts, our cash resources will be sufficient to fund our planned operations into the fourth quarter of 2016. Unless we materially grow our revenues from commercial opportunities during 2016, we will need to raise additional capital to implement our current business plan and maintain our viability.

Net Operating Loss Carryforward

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of approximately $334.7 million and $150.5 million, respectively, which expire in the years 2018 through 2035. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $38.3 million and $37.7 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $384,000 and $288,000, respectively, which expire in the years 2030 through 2035.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, and August 2013. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, and August 2013. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $232 million, respectively, which were incurred prior to the 2013 ownership changes, will be subject in future periods to annual limitations of $655,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $27.1 million. An additional $655,000 in losses was released from limitation during the year under Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2015, we had approximately $7.0 million invested in a money market account yielding approximately 0.04%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $3,000 per annum.

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

On March 11, 2013, we effected a 1-for-12 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twelve shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2015. We have not made any material changes to these policies.

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

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency has audited us through 2006.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

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

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 15, 2016:

Name	Age	Position
Martin A. Kaplan(1)(2)(3)	78	Chairman of the Board
Lynn J. Davis(1)(2)(3)(4)	69	Director
Dan L. Halvorson(1)(2)(3)	50	Director
Jeffrey A. Quiram(4)	55	President, Chief Executive Officer and Director
William J. Buchanan	67	Chief Financial Officer (Principal Financial and Accounting Officer)
Kenneth E. Pfeiffer	48	Vice President, Engineering
Robert L. Johnson	65	Senior Vice President, Operations
Adam L. Shelton	49	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.

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

Martin A. Kaplan has served on our board since 2002 and was named Chairman of the Board in October 2010. From 2000 through 2012, Mr. Kaplan was Chairman of the Board of JDS Uniphase, Inc. (“JDSU”), a telecommunications equipment company, where he remained a director until August 2015. In August 2015, JDSU spun off its communications and commercial optical products business into the publicly-traded company Lumentum Holdings Inc., at which time Mr. Kaplan resigned from the JDSU Board and became Chairman of the Board of Lumentum Holdings Inc. In a career spanning 40 years, Mr. Kaplan last served as Executive Vice-President of the Pacific Telesis Group, which became a subsidiary of SBC Communications in 1997. Mr. Kaplan has served as a director of a number of other public and private companies. Mr. Kaplan earned a B.S. in engineering from California Institute of Technology. Our Board has determined that Mr. Kaplan is qualified to serve as a director because he has extensive business leadership and board experience.

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

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our Annual Meetings of Stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2015 Annual Meeting of Stockholders.

Board Meetings and Committees

During 2015, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of five meetings during 2015. Our Board has three standing committees—an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met eight times during 2015. The current members of our Audit Committee are Messrs. Halvorson (Chairman), Kaplan and Davis.

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

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We periodically benchmark our executive and director compensation against publically available peer data. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2015.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be made to our directors.

Our Compensation Committee met four times during 2015. The current members of our Compensation Committee are Messrs. Davis (Chairman), Kaplan and Halvorson. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee (our “Stock Option Committee”) consisting of two members—our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit (120,000 shares for 2015). The Stock Option Committee met once during 2015. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Kaplan (Chairman), Davis, and Halvorson. Our Nominating Committee met four times in 2015. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ.

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

Candidates for independent Board members have typically been found through recommendations from directors or others associated with us. Our stockholders may also recommend candidates by sending the candidate’s name and resume to our Nominating Committee under the provisions set forth above for communication with our Board. No such suggestions from our stockholders were received in time for our 2015 Annual Meeting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2015, except Jeffrey A. Quiram, Martin A. Kaplan, Lynn J. Davis, Dan L. Halvorson, William J. Buchanan, Robert L. Johnson, Adam L. Shelton, Kenneth E. Pfeiffer each filed one late Form 4 on November 12, 2015 reporting a transaction on November 9, 2015.

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2015 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Dan L. Halvorson (Chairman)

Martin A. Kaplan

Lynn J. Davis

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2015, 2014 and 2013 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2015 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey A. Quiram	2015	324,450	—	30,177	—	35,754	390,381
President, Chief	2014	324,450	743,211	—	—	42,814	1,110,475
Executive Officer, Director	2013	324,450	23,387	408,732	—	50,830	807,399

Robert L. Johnson	2015	242,462	—	16,597	—	15,799	274,858
Senior Vice President,	2014	242,462	416,554	—	—	15,274	674,290
Operations	2013	242,462	13,108	227,148	—	14,262	496,980

Adam L. Shelton	2015	247,200	—	16,597	—	4,850	268,647
Vice President Product	2014	247,200	424,692	—	—	4,850	676,742
Management and Marketing	2013	247,200	13,364	227,316	—	1,971	489,851

(1)	The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.
(2)	The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums and company 401(k) matching for each named executive officer as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. The aggregate dollar amount of perquisites or other personal benefits for Mr. Johnson is less than $10,000. Pursuant to the terms of his employment agreement, Mr. Quiram received $30,213, $37,724 and $45,740 in 2015, 2014 and 2013, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses.

Narrative Disclosure to Summary Compensation Table

Employment Agreement

We entered into an employment agreement with Mr. Quiram in 2005, which was amended in 2007. The employment agreement provides for the following:

•	Appointment as our President, Chief Executive Officer and a member of our Board;

•	A base salary, which was $315,000 per year for 2008-2009 and increased to $324,450 during 2010;

•	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by our Compensation Committee and Mr. Quiram;

•	Accelerated vesting of all his equity grants in the event of an Involuntary Termination or Change of Control (both as defined in his employment agreement);

•	A severance payment equal to one year’s salary and continued benefits for one year in the event of Involuntary Termination;

•	In the event of a Change of Control, whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants;

•	Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near our headquarters; and a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses; and

•	Lease of an automobile.

Change of Control Agreements

We also have a “change of control” agreement with Mr. Shelton. The change of control agreement generally provide that, if the employee’s employment is terminated within twenty-four months of a “Change of Control” (as defined in the change of control agreement) either (i) by us for any reason other than death, “Cause” or “Disability” (as both terms are defined in the change of control agreement) or (ii) by the employee for “Good Reason” (as defined in the change of control agreements), then the terminated employee will be entitled to severance benefits, salary continuation payments and continuation of health/life insurance benefits for 18 months, and accelerated vesting for all outstanding unvested stock options and other equity securities held by the employee. Any payments or distributions made to or for the benefit of the named employee under the change of control agreement will be reduced, if necessary, to an amount that would result in no excise taxes being imposed under Internal Revenue Code Section 4999.

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. In December 2014, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan for 2015 and to not award cash bonuses based on financial objectives in 2015. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2015.

Equity Grants

For 2015, we made the following grants of restricted stock awards and options to our named executive officers:

Name	Grant Date	Stock Awards: Number of Shares (#)	Option Awards: Number of Shares underlying options (#)	Exercise price of option awards ($/Share)	Grant date Fair Value of Stock & Option Awards ($)(1)
Jeffrey A. Quiram	11/09/2015	—	200,000	0.22	30,177
Robert L. Johnson	11/09/2015	—	110,000	0.22	16,597
Adam L. Shelton	11/09/2015	—	110,000	0.22	16,597

(1)	The value of a stock award or stock option award is based on the fair market value as of the grant date of such award determined pursuant to ASC 718. Stock awards consist of restricted stock awards. The price for all awards granted to the named executive officers is 100% of the fair market value of the shares on the grant date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exerciseable (1)	Number of Securities Underlying Unexercised Options(#) Unexerciseable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Jeffrey A. Quiram	4,167	—		61.44	2/20/2018	—		—
	3,061	—		61.44	2/20/2018	—		—
	2,752	—		31.44	5/6/2020	—		—
	8,811	—		18.96	1/25/2021	—		—
	3,798	—		17.52	2/9/2022	—		—
	9,280	—		2.52	3/7/2023	—		—
	270,000	—		2.12	12/5/2023	—		—
	—	200,000	(2)	0.22	11/9/2025
	—	—		—	—	132,244	(3)	27,771
Robert L Johnson	1,500	—		61.44	2/20/2018	—		—
	1,716	—		61.44	2/20/2018	—		—
	1,543	—		31.44	5/6/2020	—		—
	4,934			18.96	1/25/2021	—		—
	2,129	—		17.52	2/9/2022	—		—
	5,202	—		2.52	3/7/2023	—		—
	150,000	—		2.12	12/5/2023	—		—
	—	110,000	(2)	0.22	11/9/2025
	—	—		—	—	74,120	(3)	15,565
Adam L. Shelton	4,583	—		48.36	4/24/2016	—		—
	2,000	—		61.44	2/20/2018	—		—
	1,749	—		61.44	2/20/2018	—		—
	1,573	—		31.44	5/6/2020	—		—
	4,934	—		18.96	1/25/2021	—		—
	2,170	—		17.52	2/9/2022	—		—
	5,303	—		2.52	3/7/2023	—		—
	150,000	—		2.12	12/5/2023	—		—
	—	110,000	(2)	0.22	11/9/2025
	—	—		—	—	75,568	(3)	15,872

(1)	These options are fully vested.
(2)	These shares will vest 50% on November 9, 2016 and the remaining 50% will vest on November 9, 2017.
(3)	These shares will vest on December 4, 2016.
(4)	The market value is calculated using the closing share price of our common stock of $0.21 on December 31, 2015.

Non-employee Director Compensation

Summary of Compensation

Our directors who are also our employees do not receive additional compensation for their service on our Board. Our Board maintains a written compensation policy for our non-employee directors. Each director other than our Chairman of the Board receives an annual cash retainer of $20,000, and our Chairman of the Board receives an annual cash retainer of $40,000. The annual cash retainer is paid bi-annually and requires that the director attend at least 75% of our Board meetings. Each director receives a $5,000 annual retainer for service as a member of our three standing committees. In addition, on the date of each annual meeting of stockholders, each director other than our Chairman of the Board receives an equity grant of 10,000 shares of our common stock, and our Chairman of the Board receives a grant of 15,000 shares. In addition to the foregoing equity grants, new directors receive an initial grant of 25,000 shares of our common stock on the date that they join our Board. Initial equity grants vest in three equal installments, on each anniversary of the grant date, and annual grants vest in two equal installments, on each anniversary of the grant date. Our Board provides an additional $15,000 annual retainer (which is paid bi-annually) as compensation for service as chairman of our Audit Committee and an additional $10,000 annual retainer for service as chairman of each of our Compensation Committee and Nominating Committee.

Non-employee directors do not receive compensation from us other than as a director or as committee member. There are no family relationships among our directors and executive officers.

The following table summarizes the compensation paid to our non-employee directors for 2015:

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Martin A. Kaplan	60,000	—	9,053	69,053
Lynn J. Davis	40,000	—	6,035	46,035
Dan L. Halvorson	45,000	—	6,035	51,035

(1)	The amounts in this column represent the aggregate grant date fair value of the shares of restricted common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K. As of December 31, 2015: (i) Mr. Kaplan had 86,508 options to purchase common stock and 12,500 unvested shares of restricted common stock; (ii) Mr. Davis had 66,542 options to purchase common stock and 8,333 unvested shares of restricted common stock; (iii) Mr. Halvorson had 40,000 options to purchase common stock and 21,666 unvested shares of restricted common stock.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 15, 2016 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 9101 Wall Street, Suite 1300, Austin, Texas 78754.

Name	Number of Shares(1)		Percentage Ownership
Kopp Investment Advisors, LLC	6,283,491	(2)	15.4
7701 France Avenue South, #500
Edina, MN 55435
Sabby Management, LLC	2,349,992	(3)	5.8
10 Mountainview Rd Suite 205
Upper Saddle River, NJ 07458
Jeffrey A. Quiram	559,791		1.4
William J. Buchanan	265,602	*
Robert L. Johnson	313,874	*
Adam L. Shelton	315,044	*
Kenneth E. Pfeiffer	282,117	*
Lynn J. Davis	42,303	*
Martin A. Kaplan	55,385	*
Dan L. Halvorson	35,000	*
All executive officers and directors as a group (8 persons)	1,869,116		4.5

*	Less than 1%.
(1)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 2016 as follows: Mr. Quiram, 301,868 shares; Mr. Buchanan 145,850 shares; Mr. Johnson 167,021 shares; Mr. Shelton, 167,728 shares; Mr. Pfeiffer, 156,373 shares; Mr. Davis, 18,137 shares; Mr. Kaplan, 18,059 shares; Mr. Halvorson, 0 shares; and all executive officers and directors as a group, 975,036 shares.
(2)	Based solely on information reported in a Schedule 13D/A filed with the SEC on March 11, 2016 by Kopp Investment Advisors, LLC (“KIA”), Kopp Holding Company, LLC (“KHCLLC”), and LeRoy C. Kopp (“Mr. Kopp”). KIA, KHCLLC and Mr. Kopp are the beneficial owners of and have shared voting authority with respect to 6,283,491 shares.
(3)	Based solely on information reported in a Schedule 13G/A filed with the SEC on January 12, 2016, Sabby Management, LLC, Sabby Healthcare Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Hal Mintz are the beneficial owners of and have shared voting authority with respect to 2,349,992 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2015 and 2014, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2015	2014
Audit fees(1)	$204,000	$190,350
All other fees(2)	$32,000	$10,000

Total	$236,000	$200,350

(1)	Includes fees for professional services rendered for the audit of our annual consolidated financial statements and review of our annual report on Form 10-K and for reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2015 and 2014.
(2)	These fees related to services rendered for our S-3 and S-1 registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation and Qualifying Accounts	F-25

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006.(13)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013.(21)

3.3	Amended and Restated Bylaws of Registrant.(13)

3.4	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant.(14)

3.5	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant.(24)

4.1	Form of Common Stock Certificate.(26)

4.2	Form of Preferred Stock Certificate.(28)

4.3	Certificate of Designation of Registrant of Series A Convertible Preferred Stock of Registrant, filed November 13, 2007.(12)

4.4	Certificate of Designation of Registrant of Series B Convertible Preferred Stock of Registrant, filed October 9, 2015.(28)

4.5	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012(15)

4.6	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012(16)

4.7	Form of Warrant to Purchase Common Stock issued by Registrant on November 26, 2012(19)

4.8	Form of Warrant to Purchase Common Stock issued by Registrant on December 18, 2012(20)

4.9	Form of Warrant to Purchase Common Stock issued by Registrant on April 26, 2013(22)

Number	Description of Document

4.10	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013(23)

4.11	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Purchase Agreement.(27)

4.12	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Engagement Agreement.(27)

4.13	Form of Series A Common Stock Purchase Warrant issued by Registrant on October 14, 2015.(29)

4.14	Form of Series B Common Stock Purchase Warrant issued by Registrant on October 14, 2015.(29)

4.15	Form of Common Stock Purchase Warrant issued by Registrant on October 14, 2015.(29)

10.1	Form of Change in Control Agreement dated March 28, 2003.(1)***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005.(7)***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006.(9)***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC.(2)**

10.5	License Agreement between Registrant and Sunpower, Inc. dated May 2, 2005.(3)**

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005.(4)***

10.7	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006.(9)***

10.8	2003 Equity Incentive Plan As Amended May 25, 2005.(6)***

10.9	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan.(4)***

10.10	Management Incentive Plan (July 24, 2006).(8)***

10.11	Compensation Policy for Non-Employee Directors dated March 18, 2005.(5)***
10.12	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011.(17)

10.13	First Amendment Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012.(18)

10.14	Second Amendment Lease Agreement between the Registrant and Prologis Texas III LLC dated July 18, 2014.(28)

10.15	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007.(10)

10.16	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007(11)

10.17	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008.(11)

10.18	Framework Agreement between Registrant and BAOLI dated November 8, 2007.(11)

10.19	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI).(11)

10.20	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI Superconductor Technology Co, Ltd (Exhibit B to Framework Agreement).(11)

Number	Description of Document

10.21	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements.(25)

10.22	Form of Indemnification Agreement for directors and officers.(28)

14	Code of Business Conduct and Ethics.(7)

21	List of Subsidiaries.(30)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm.(30)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.(30)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.(30)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.(30)

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.(30)

101	Financials provided in XBRL format

***	This exhibit is a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 6, 2002.
(2)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(4)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(6)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(7)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(9)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(10)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(11)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(12)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(13)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 21, 2011.
(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2012.
(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 22, 2012.
(19)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(20)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 9, 2012.

(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 27, 2012.
(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 19, 2012.
(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 30, 2013.
(25)	Incorporated by reference as Exhibit 4.8/9 to Registrant’s Form S-1A filed August 2, 2013.
(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(27)	Incorporated by reference as Exhibit A to Registrant’s Form DEF 14A filed October 31, 2013.
(28)	Incorporated by reference as Exhibit 4.1 to Registrant’s Form 10-K filed March 28, 2014.
(29)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 17, 2015.
(30)	Filed herewith.

(b) Exhibits. See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Superconductor Technologies Inc.

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superconductor Technologies Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses since its inception, has an accumulated deficit of $290,970,000 and working capital deficit as of December 31, 2015, and expects to incur substantial additional losses and costs to sustain operations. Further, the Company’s ability to realize its investment in its infrastructure is dependent on market acceptance and realization of significant revenues from its new products. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, CA

March 30, 2016

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$7,469,000	$1,238,000
Accounts receivable, net	38,000	86,000
Inventory, net	121,000	74,000
Prepaid expenses and other current assets	122,000	358,000

Total Current Assets	7,750,000	1,756,000
Property and equipment, net of accumulated depreciation of $7,290,000 and $4,908,000, respectively	5,551,000	7,902,000
Patents, licenses and purchased technology, net of accumulated amortization of $869,000 and $795,000, respectively	938,000	886,000
Other assets	126,000	255,000

Total Assets	$14,365,000	$10,799,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$432,000	$762,000
Accrued expenses	418,000	455,000
Current portion of derivative fair value—warrants	—	946,000

Total Current Liabilities	850,000	2,163,000
Other long term liabilities	393,000	4,634,000

Total Liabilities	1,243,000	6,797,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 330,873 and 328,925 issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 39,608,218 and 14,264,141 shares issued and outstanding, respectively	39,000	14,000
Capital in excess of par value	304,053,000	286,356,000
Accumulated deficit	(290,970,000)	(282,368,000)

Total Stockholders’ Equity	13,122,000	4,002,000

Total Liabilities and Stockholders’ Equity	$14,365,000	$10,799,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2015	2014	2013
Net revenues:
Net commercial product revenues	$244,000	$632,000	$1,710,000

Total net revenues	244,000	632,000	1,710,000

Costs and expenses:
Cost of commercial product revenues	3,004,000	1,558,000	1,051,000
Research and development	4,125,000	5,992,000	6,073,000
Selling, general and administrative	5,838,000	5,389,000	5,068,000

Total costs and expenses	12,967,000	12,939,000	12,192,000

Loss from operations	(12,723,000)	(12,307,000)	(10,482,000)
Other Income and Expense
Gain (loss) from investment in Resonant LLC joint venture	—	3,142,000	(238,000)
Adjustments to fair value of warrant derivatives	4,852,000	480,000	(1,551,000)
Adjustment to warrant exercise price	(537,000)	—	—
Other income	13,000	434,000	140,000
Other expense	(207,000)	—	(42,000)

Net loss	$(8,602,000)	$(8,251,000)	$(12,173,000)

Basic and diluted net loss per common share	$(0.44)	$(0.64)	$(1.71)

Basic and diluted weighted average number of common shares outstanding	19,706,292	12,793,929	7,123,817

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	564,642	1,000	4,193,690	4,000	272,231,000	(261,944,000)	10,292,000
Issuance of common stock (net of costs)			7,189,503	7,000	8,688,000		8,695,000
Conversion of Series A preferred stock to common stock	(235,717)	(1,000)	196,422	1,000
Cancellation of shares from reverse stock split			(2,865)
Stock—based compensation			58,200		492,000		492,000
Net loss						(12,173,000)	(12,173,000)

Balance at December 31, 2013	328,925	—	11,634,950	12,000	281,411,000	(274,117,000)	7,306,000
Issuance of common stock (net of costs) from exercise of outstanding warrants			1,589,471	2,000	4,083,000		4,085,000
Stock—based compensation			1,039,620		862,000		862,000
Net loss						(8,251,000)	(8,251,000)

Balance at December 31, 2014	328,925	—	14,264,041	14,000	286,356,000	(282,368,000)	4,002,000
Issuance of common stock (net of costs)			16,594,784	17,000	8,873,000		8,890,000
Issuance of Series B preferred stock	4,750	—			4,305,000		4,305,000
Issuance of common stock (net of costs) from exercise of outstanding warrants			916,858	1,000	1,686,000		1,687,000
Reclassification of warrant liability upon exercise					669,000		669,000
Conversion of Series B preferred stock to common stock	(2,802)	—	8,006,429	8,000	(8,000)		0
Repurchase of common shares to satisfy withholding obligations			(133,894)	(1,000)	(26,000)		(27,000)
Stock—based compensation			(40,000)		2,198,000		2,198,000
Net loss						(8,602,000)	(8,602,000)

Balance at December 31, 2015	330,873	$—	39,608,218	$39,000	$304,053,000	$(290,970,000)	$13,122,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,602,000)	$(8,251,000)	$(12,173,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,458,000	1,332,000	1,276,000
Stock-based compensation expense	2,198,000	862,000	492,000
Provision for excess and obsolete inventories	58,000	—	—
Write off of intangibles	—	—	93,000
Adjustments to fair value of warrant derivatives	(4,852,000)	(480,000)	1,551,000
Adjustments to warrant exercise price	537,000	—	—
(Gain) loss on disposal of property and equipment	(1,000)	(114,000)	239,000
(Gain) loss from investment in Resonant LLC joint venture	—	(3,142,000)	238,000
Changes in assets and liabilities:
Accounts receivable	45,000	(80,000)	116,000
Inventory	(105,000)	2,000	(25,000)
Prepaid expenses and other current assets	236,000	79,000	(122,000)
Patents and licenses	(128,000)	(70,000)	(160,000)
Other assets	128,000	62,000	(148,000)
Accounts payable, accrued expenses and other liabilities	(456,000)	(225,000)	324,000

Net cash used in operating activities	(8,484,000)	(10,025,000)	(8,299,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Resonant Shares	—	3,327,000	—
Purchase of property and equipment	(141,000)	(3,704,000)	(818,000)
Net proceeds from sale of property and equipment	1,000	96,000	98,000

Net cash used in investing activities	(140,000)	(281,000)	(720,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	(27,000)	—	—
Net proceeds from sale of common stock	13,195,000	—	12,844,000
Net proceeds from sale of warrants	1,687,000	4,085,000	—

Net cash provided by financing activities	14,855,000	4,085,000	12,844,000

Net increase (decrease) in cash and cash equivalents	6,231,000	(6,221,000)	3,825,000
Cash and cash equivalents at beginning of year	1,238,000	7,459,000	3,634,000

Cash and cash equivalents at end of year	$7,469,000	$1,238,000	$7,459,000

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $291 million. In 2015, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. In 2014, we had an accumulated deficit of $282 million, a net loss of $8.3 million and negative cash flows from operations of $10 million. At December 31, 2015, we had $7.5 million in cash. Our cash resources will not be sufficient to fund our business for the next 12 months. We will need to grow our revenues from commercial operations and/or raise additional funds over the next 12-months to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make changes to, or delay aspects of, our business plan, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

In 2015, we undertook steps to reduce our ongoing operating costs through headcount reductions and other cost saving efforts and we raised net cash proceeds of $14.9 million from the sale of our common shares and warrants.

On March 11, 2013, we effected a 1-for-12 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twelve shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2015. We have not made any material changes to these policies.

We have reviewed recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our consolidated financial statements as of and for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We have not yet assessed the impact of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Sub-Topic 205-40)”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. We have early adopted this guidance.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (“LIFO”) or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. We have not yet evaluated the impact of the adoption of this accounting standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a

ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. We will adopt in Fiscal 2019 and are currently evaluating the impact of ASU 2016-02 to our consolidated financial statements.

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

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Contract audits through 2006 are closed. Based on historical experience and review of current projects in process, we believe that any future audits will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are generally recorded in other income or expense. In 2015 and 2014 there were disposals totaling $99,000 and $8 million, respectively, and gains of $1,000 and $96,000, respectively, from these disposals.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability in each of the last three years and did not believe there was any impairment; however, for the year ended December 31, 2013 we charged $93,000 of patents pending to operations.

In July 2012, we contributed 14 issued and pending patents regarding our innovative Reconfigurable Resonance™ (RcR) technology, limited use of our Santa Barbara facility, experienced executive leadership and technical expertise as our minority investment in Resonant LLC. As of June 2013, our interest in Resonant was 30%, and the net value of the assets contributed, estimated to approximate fair value was $185,000. We had accounted for this investment using the equity method and included it in Other assets for both periods. At June 2013 we exchanged our equity interest in Resonant LLC, a wholly owned subsidiary of Resonant Inc., for a $2.4 million subordinated convertible note receivable from the new Resonant Inc. No gain was recognized for the exchange of our net equity interest on the date of issuance for the note receivable due to uncertainties in connection with the collectability of this subordinated note receivable. Our note was subordinated to a third party lender and was only convertible in the event Resonant, Inc. conducted an initial public offering and certain other conditions were met. We determined that our net equity interest of $185,000 approximated the fair value of the note receivable at December 31, 2013.

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

We have invested and will continue to invest significant capital in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. Delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected profitability, and our ability to realize our investment in these assets. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

No liabilities for uncertain tax positions were recognized in the current year. No interest or penalties on uncertain tax positions have been charged to operations to date. We are not under examination by any taxing authorities. The California and federal statute of limitations for examination of us is open for 2011 and 2012, respectively, and subsequent filings.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2015.

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

Stock-based Compensation Expense

We have in effect several equity incentive plans under which stock options and awards have been granted to employees and non-employee members of the Board of Directors. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as they do not consider other factors important to those awards to employees, such as continued employment and periodic vesting.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2015	2014	2013
Cost of revenue	$10,000	$—	$1,000
Research and development	332,000	204,000	169,000
Selling, general and administrative	1,856,000	658,000	322,000

	$2,198,000	$862,000	$492,000

The impact to the consolidated statements of operations for 2015, 2014 and 2013 on basic and diluted earnings per share was $0.11, $0.07 and $0.07, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, goodwill, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of December 31, 2015 and December 31, 2014 approximate fair value.

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

Level 1 —quoted prices in active markets for identical assets or liabilities

Level 2 —quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 —inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives. See Note 5 – Stockholders Equity - Warrants.

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

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2015, we had two customers that represented 70% and 10% of total net revenues and 40% of our accounts receivable. In 2014, these two customers represented 52% and 31% of total net revenues and 95% of our accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Note 3—Short Term Borrowings

None

Note 4—Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2015, 2014 or 2013.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2015, 2014 and 2013 as follows:

	2015	2014	2013
Tax benefit computed at federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(30.0)	(39.8)	(39.8)
Permanent differences (stock options, warrant fair value, other)	(9.8)	—	—
State taxes, net of federal benefit	5.8	5.8	5.8

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2015	2014
Loss carryforwards	$15,208,000	$11,490,000
Depreciation	1,084,000	1,490,000
Tax credits	574,000	388,000
Inventory	308,000	292,000
Other	101,000	280,000
Less: valuation allowance	(17,275,000)	(13,940,000)

	$—	$—

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of approximately $334.7 million and $150.5 million, respectively, which expire in the years 2018 through 2035. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $38.3 million and $37.7 million, respectively, will be available for reduction of taxable income. In addition, we had research and development and other tax credits for federal and state income tax purposes of approximately $384,000 and $288,000, respectively, which expire in the years 2031 through 2035.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets. The valuation allowance increased by $3,335,000 and $4,391,500 in 2015 and 2014, respectively.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate,” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, and August 2013. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, and August 2013. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $232 million, respectively, which were incurred prior to the 2013 ownership changes, will be subject in future periods to annual limitations of $655,000. Net operating losses incurred by us subsequent to the ownership changes totaled $27.1 million and are not subject to this limitation. An additional $655,000 in losses was released from limitation during the year under Section 382.

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

In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. In 2013, 235,717 of these preferred shares were converted into 196,422 shares of our common stock. There was no conversion of these preferred shares into common stock in 2015 or 2014. At December 31, 2015, the 328,925 preferred shares issued and outstanding could be converted into 274,104 shares of common stock. Except for a preference on liquidation of $.01 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the preferred shares, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at the date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

October 2015 Public Offering

In October 2015, in a registered direct offering, we sold 13,531,994 Class A Units (consisting of one share of our common stock, a six-month Series A warrant to purchase one share of our common stock at an exercise price equal to $0.35 (“Series A warrant”), and a five-year Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $0.40 per share (“Series B warrant”)). The shares of common stock, Series A warrants and Series B warrants which are part of a Class A Unit were immediately separable and were issued separately in this offering.

We also sold to purchasers, whose purchase of Class A Units in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, 4,750.0005 Class B Units. Each Class B Unit consisted of one share of our Class B Convertible Preferred Stock, or the Series B Preferred, with a stated value of $1,000 and convertible into 13,571,430 shares of our common stock at $0.35 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price. The Series B Preferred do not generally have any voting rights but are convertible into shares of common stock. The shares of Series B Preferred, Series A warrants and Series B warrants part of a Class B Unit were immediately separable and were issued separately in this offering.

At the closing of the October 2015 offering, we raised aggregate net proceeds of $8.6 million.

As of December 31, 2015, 2,802 of the 4,750.0005 Series B Preferred shares had been converted to 8,006,429 shares of our common stock and 1,948.0005 Series B preferred (convertible into 5,565,001 common shares) remained issued and outstanding.

Common Stock

On October 14, 2015 we completed a registered direct offering including shares of our common stock (see “—Preferred Stock—October 2015 Public Offering).

On March 25, 2015, in a registered direct offering, we sold 3,062,790 shares of our common stock, and 1,531,395 warrants to purchase additional shares over the next 5.5 years, at a price of $1.6325 per share, providing us with aggregate net proceeds of $4.6 million.

On February 14, 2015, we entered into warrant exercise agreements with certain holders of our outstanding warrants to purchase an aggregate of 916,858 shares of our common stock. The warrants were originally issued as part of an underwritten public offering that we closed on August 9, 2013. Pursuant to the terms of the agreements, the exercise price of the warrants being exercised was adjusted, immediately prior to their exercise, to $2.00 per share down from the previously agreed $2.57, providing us with aggregate net proceeds from such exercises of $1.7 million.

At various times during 2014, a total of 1,589,471 of the below mentioned warrants were exercised at $2.57 each, providing us with net proceeds of $4.1 million.

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

Equity Awards

At December 31, 2015, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

There were no stock option exercises in the last three years.

We granted stock options in each of the last three years. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2015	2014	2013
Per share fair value at grant date	$0.15	$1.97	$1.46
Risk free interest rate	1.4%	1.1%	1.04%
Expected volatility	98.8%	100.2%	99.4%
Dividend yield	0%	0%	0%
Expected life in years	4.0	4.0	4.0

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

At December 31, 2015, 1,442,880 shares of common stock were available for future grants and options covering 1,973,606 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	105,383	$46.08
Granted	1,053,333	2.13
Canceled	(6,642)	100.84
Exercised	—	—

Outstanding at December 31, 2013	1,152,074	5.58
Granted	50,000	2.85
Canceled	(1,126)	158.13
Exercised	—	—

Outstanding at December 31, 2014	1,200,948	5.32
Granted	870,000	0.22
Canceled	(97,342)	16.22
Exercised	—	—

Outstanding at December 31, 2015	1,973,606	$2.54

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2015:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22 - $0.22	870,000	9.9	$0.22	—	$—
2.12 - 2.12	947,500	7.9	2.12	947,500	2.12
2.52 - 2.85	81,073	7.8	2.72	47,741	2.64
8.14 - 18.96	35,816	5.4	17.93	35,816	17.93
$19.32 - $62.40	39,217	2.4	49.52	39,217	49.52

	1,973,606	8.6	$2.54	1,070,274	$4.41

Our outstanding options expire on various dates through November 2025. The weighted-average contractual term of outstanding options was 8.6 years and the weighted-average contractual term of currently exercisable stock options was 7.6 years. There were no exercisable options at December 31, 2015 with a price less than the then market value. At December 31, 2014, outstanding options covering 1,053,334 shares, with an intrinsic value of $672,000, had an exercise price less than the current market value and 526,667 of these options were exercisable, with an intrinsic value of $336,000. There were no exercisable options at December 31, 2013 with a price less than the then market value.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2014	1,057,535	$2.80
Granted	15,000	1.08
Vested	(505,226)	2.81
Forfeited	(55,000)	2.81

Balance nonvested at December 31, 2015	512,309	$2.77

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2015	2014	2013
Weighted-average grant date fair value	$1.08	$2.81	$2.30
Fair value of restricted stock awards granted	$16,000	$2,990,000	$148,000
Fair value of restricted stock awards vested	$1,420,000	$143,000	$535,000

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest may be net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the year ended December 31, 2015 we withheld 133,894 shares to satisfy $26,000 of employees’ tax obligations. There was no such withholding for the years ended December 31, 2014 or December 31, 2013.

No stock compensation cost was capitalized during the periods. At December 31, 2015, the total compensation cost related to non-vested option awards not yet recognized was $738,000 and the weighted-average period over which the cost is expected to be recognized is 1.2 years. The total compensation cost related to non-vested stock awards not yet recognized was $0.6 million, and the weighted-average period over which the cost is expected to be recognized is 0.6 years.

Warrants

The following is a summary of outstanding warrants at December 31, 2015:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	419,451	419,451	$16.20	February 22, 2017
(2)	Warrants related to November 2012 financing	8,333	8,333	4.50	November 26, 2016
(3)	Warrants related to December 2012 financing	15,625	15,625	4.50	December 18, 2016
(4)	Warrants related to April 2013 financing	256,913	256913	5.45	April 26, 2019
(5)	Warrants related to August 2013 financing	117,670	117,670	2.25	August 5, 2016
(6)	Warrants related to August 2013 financing	6,117,383	6,117,383	0.35	August 9, 2018
(7)	Warrants related to February 2015 agreement	45,843	45,843	3.00	February 13, 2020
(8)	Warrants related to March 2015 financing	1,531,395	1,531,395	1.63	September 24, 2020
(9)	Warrants related to March 2015 financing	153,140	0	2.04	March 20, 2020
(10)	Warrants related to October 2015 financing	27,103,424	27,103,424	0.35	April 14, 2016
(11)	Warrants related to October 2015 financing	20,327,567	20,327,567	0.40	October 14, 2020
(12)	Warrants related to October 2015 financing	1,355,171	0	0.4375	October 14, 2020

On October 14, 2015, in a registered direct offering, we sold 13,531,994 Class A Units (consisting of one share of our common stock, a six-month Series A warrant to purchase one share of our common stock at an exercise price equal to $0.35, (“Series A warrant”), and a five-year Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $0.40 per share, (“Series B warrant”)). We also sold to purchasers, whose purchase of Class A Units in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, 4,750.0005 Class B Units. Each Class B Unit consisted of one share of our Class B Convertible Preferred Stock, or the Series B Preferred, with a stated value of $1,000 and convertible into shares of our common stock at $0.35 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price. As a result, Series A warrants to purchase 27,103,424 shares of our common stock and Series B warrants to purchase 20,327,567 shares of our common stock were issued with the sale of these Class A and Class B Units. In addition, we granted the placement agent 1,355,171 five-year warrants to purchase our common shares at $0.4375. The shares of common stock, Series B Preferred, Series A warrants and Series B warrants were immediately separable and were issued separately in this offering.

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

Warrants (1)-(5) and (7)-(12) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

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

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the fair value of these warrant liabilities at December 31, 2013 and December 31, 2014 were, respectively, were $5.7 million and $5.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrant liabilities at December 31, 2015 as follows: expected life of 2.6; risk free interest rates of 1.24%; expected volatility of 88% and; dividend yield of 0%. The December 31, 2015 fair value of these warrants was estimated to be $245,000. These warrants were also subject to a price adjustment as the result of our October 14, 2015, which increased their value by $170,000 in the quarter ended December 31, 2015. The fair value of these warrants was reduced by $966,000 during the quarter ended December 31, 2015 and the fair value was reduced by $4.8 million from December 31, 2014 to December 31, 2015 principally due to our reduced market stock price and expiration of unvested warrants.

Note 6—Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $85,000 to the 401(k) plan in 2015, and $104,000 and $96,000 in 2014 and 2013, respectively.

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

For 2015, 2014 and 2013, rent expense was $514,000, $815,000, and $868,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2016 to 2020. Royalty expenses totaled $45,000 in 2015, $30,000 in 2014 and $25,000 in 2013. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2016	$45,000	$1,374,000
2017	45,000	292,000
2018	45,000	41,000
2019	—	27,000
2020	—	—
Thereafter	—	—

Total payments	$135,000	$1,734,000

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2015	2014	2013
Outstanding stock options	1,973,606	1,200,948	1,152,074
Unvested restricted stock awards	512,309	1,057,535	43,195
Outstanding warrants	57,451,915	9,498,949	11,088,420

Total	59,937,830	11,757,432	12,283,659

Also, the preferred stock convertible into 5,839,105, 274,104 and 274,104 shares of common stock at December 31, 2015, 2014 and 2013, respectively, was not included since their impact would be anti-dilutive.

Note 11—Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2015	December 31, 2014
Accounts receivable:
Accounts receivable-trade	$43,000	$87,000
Less: allowance for doubtful accounts	(5,000)	(1,000)

	$38,000	$86,000

	December 31, 2015	December 31, 2014
Inventories:
Raw materials	$651,000	$580,000
Reserve for raw materials	(578,000)	(540,000)
Work-in-process	28,000	31,000
Reserve for work-in-process	(28,000)	(25,000)
Finished goods	216,000	196,000
Reserve for finished goods	(168,000)	(168,000)

	$121,000	$74,000

	December 31, 2015	December 31, 2014
Property and Equipment:
Equipment	$11,571,000	$11,853,000
Leasehold improvements	1,065,000	734,000
Furniture and fixtures	205,000	223,000

	12,841,000	12,810,000
Less: accumulated depreciation and amortization	(7,290,000)	(4,908,000)

	$5,551,000	$7,902,000

Depreciation and amortization expense amounted to $2,402,000, $1,259,000, and $1,205,000 in 2015, 2014, 2013, respectively. In 2015, 2014 and 2013 we disposed of older, fully depreciated equipment with an acquisition value of $52,000, $8,000,000 and $9,405,000, respectively.

	December 31, 2015	December 31, 2014
Patents, Licenses and Purchased Technology:
Patents pending	$555,000	$454,000

Patents issued	1,252,000	1,226,000
Less accumulated amortization	(869,000)	(794,000)

Net patents issued	383,000	432,000

	$938,000	$886,000

Amortization expense related to these items totaled $75,000, $73,000 and, $65,000 in 2015, 2014, and 2013, respectively. Amortization expenses related to these items are expected to total $73,000 in 2016 and $73,000 in 2017.

	December 31, 2015	December 31, 2014
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$98,000	$130,000
Compensated absences	197,000	231,000
Compensation related	38,000	19,000
Warranty reserve	23,000	38,000
Deferred rent	132,000	368,000
Other	78,000	21,000
Fair value of warrant derivatives	245,000	5,228,000

Total	811,000	6,035,000
Less current portion	(418,000)	(1,401,000)

Long-term portion	$393,000	$4,634,000

	2015	2014	2013
Warranty Reserve Activity:
Beginning balance	$38,000	$151,000	$227,000
Additions	—	—	19,000
Deductions	(15,000)	(113,000)	(95,000)

Ending balance	$23,000	$38,000	$151,000

Note 12—Subsequent Event

On March 9, 2016, 399 of our Series B Preferred shares were converted into 1,140,000 shares of common stock.

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net revenues (1)	$55,000	$71,000	$91,000	$27,000
Loss from operations	3,685,000	2,953,000	2,886,000	3,199,000
Net loss	1,418,000	2,409,000	2,373,000	2,402,000
Basic and diluted loss per common share	$(0.10)	$(0.14)	$(0.14)	$(0.08)
Weighted average number of shares outstanding	13,712,906	17,047,082	17,147,823	29,388,932
2014
Net revenues (1)	$389,000	$75,000	$86,000	$82,000
Loss from operations	2,799,000	3,158,000	3,116,000	3,234,000
Net loss	2,935,000	55,000	2,412,000	2,849,000
Basic and diluted loss per common share	$(0.25)	$(0.00)	$(0.19)	$(0.22)
Weighted average number of shares outstanding	11,880,889	13,026,636	12,917,653	13,158,592

(1)	Our revenues vary from quarter to quarter as our customers provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II—Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2015
Allowance for Uncollectible Accounts	$1,000	$4,000	$—	$—	$5,000
Reserve for Inventory Obsolescence	733,000	41,000	—	—	774,000
Reserve for Warranty	38,000	—	—	(15,000)	23,000
Deferred Tax Asset Valuation Allowance	13,940,000	3,335,000	—	—	17,275,000

2014
Allowance for Uncollectible Accounts	$1,000	$—	$—	$—	$1,000
Reserve for Inventory Obsolescence	722,000	11,000	—	—	733,000
Reserve for Warranty	151,000	—	—	(113,000)	38,000
Deferred Tax Asset Valuation Allowance	9,548,500	4,391,500	—	—	13,940,000

2013
Allowance for Uncollectible Accounts	2,000	—	—	(1,000)	1,000
Reserve for Inventory Obsolescence	1,991,000	478,000	—	(1,747,000)	722,000
Reserve for Warranty	227,000	19,000	—	(95,000)	151,000
Deferred Tax Asset Valuation Allowance (1)	44,607,000	—	—	(35,058,500)	9,548,500

(1)	The deferred tax asset valuation allowance decreased by $35.1 million in 2013 due to the revaluation of the deferred tax asset from loss carryforwards under the change in control provisions in the Internal Revenue Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016
Jeffrey A. Quiram

/s/ William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
William J. Buchanan

/s/ Dan L. Halvorson	Director	March 30, 2016
Dan L. Halvorson

/s/ Lynn J. Davis	Director	March 30, 2016
Lynn J. Davis

/s/ Martin A. Kaplan	Chairman of the Board	March 30, 2016
Martin A. Kaplan