Form 10-Q
period 2016-04-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2016-05-13
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

We had 40,748,218 shares of our common stock outstanding as of the close of business on May 6, 2016.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended April 2, 2016

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our limited cash and a history of losses;

•	our need to materially grow our revenues from commercial operations and/or to raise additional capital (which financing may not be available on acceptable terms or at all) over the next 12-months to implement our current business plan and maintain our viability;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	overcoming technical challenges in attaining milestones to develop and manufacture commercial lengths of our high temperature superconducting (HTS) wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers and customer pressures on the selling prices of our products;

•	the limited number of suppliers for some of our components and our HTS wire;

•	there being no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers; and

•	if we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for 2015.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015

Net revenues	$89,000	$55,000

Costs and expenses:
Cost of revenues	864,000	755,000
Research and development	716,000	1,457,000
Selling, general and administrative	1,163,000	1,528,000

Total costs and expenses	2,743,000	3,740,000

Loss from operations	(2,654,000)	(3,685,000)

Other Income and Expense:
Adjustments to fair value of warrant derivatives	21,000	2,633,000
Adjustments to warrant exercise price	—	(367,000)
Other income	3,000	1,000

Net loss	$(2,630,000)	$(1,418,000)

Basic and diluted net loss per common share	$(0.07)	$(0.10)

Basic and diluted weighted average number of common shares outstanding	39,402,361	13,712,906

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2016	2015
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$5,574,000	$7,469,000
Accounts receivable, net	70,000	38,000
Inventories, net	78,000	121,000
Prepaid expenses and other current assets	183,000	122,000

Total Current Assets	5,905,000	7,750,000

Property and equipment, net of accumulated depreciation of $7,851,000 and $7,290,000, respectively	4,990,000	5,551,000
Patents, licenses and purchased technology, net of accumulated amortization of $888,000 and $869,000, respectively	969,000	938,000
Other assets	—	126,000

Total Assets	$11,864,000	$14,365,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$329,000	$432,000
Accrued expenses	551,000	418,000

Total Current Liabilities	880,000	850,000
Other long term liabilities	231,000	393,000

Total Liabilities	1,111,000	1,243,000

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 330,474 and 330,873 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 40,748,218 and 39,608,218 shares issued and outstanding, respectively	40,000	39,000
Capital in excess of par value	304,313,000	304,053,000
Accumulated deficit	(293,600,000)	(290,970,000)

Total Stockholders’ Equity	10,753,000	13,122,000

Total Liabilities and Stockholders’ Equity	$11,864,000	$14,365,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2015 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,630,000)	$(1,418,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580,000	727,000
Stock-based compensation expense	261,000	552,000
Adjustments to fair value of warrant derivatives	21,000	(2,633,000)
Adjustments to warrant exercise price	—	367,000
Provision for excess or obsolete inventory	—	58,000
Gain on disposal of property and equipment	—	(1,000)
Changes in assets and liabilities:
Accounts receivable	(32,000)	50,000
Inventories	(43,000)	16,000
Prepaid expenses and other current assets	(61,000)	100,000
Patents and licenses	(50,000)	(6,000)
Other assets	126,000	32,000
Accounts payable, accrued expenses and other current liabilities	(67,000)	(62,000)

Net cash used in operating activities	(1,895,000)	(2,218,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(46,000)
Net proceeds from the sale of property and equipment	—	1,000

Net cash used in investing activities	—	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	4,596,000
Net proceeds from the exercise of outstanding warrants	—	1,687,000

Net cash provided by financing activities	—	6,283,000

Net increase (decrease) in cash and cash equivalents	(1,895,000)	4,020,000
Cash and cash equivalents at beginning of period	7,469,000	1,238,000

Cash and cash equivalents at end of period	$5,574,000	$5,258,000

Supplemental non-cash financing disclosure:
Warrant liability converted to capital in excess of par	—	$669,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We develop and produce high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise. We are now leveraging our key enabling technologies in HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits. In January 2012, we took possession of a facility in Austin, Texas and have moved our HTS wire processes and our research and development to Austin. We continue to maintain a presence in Santa Barbara, California for certain business operations and our legacy wireless business.

Our initial superconducting products were completed in 1998, and we began delivery to a number of wireless network providers. In the following 13 years, our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

In the last several years we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of our HTS Conductus® wire for next generation power applications. While most of our current commercial product revenues come from the sale of our legacy high performance wireless communications infrastructure products, production of our Conductus wire is our principal opportunity to grow our future revenue.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2015. The results of operations for the three months ended April 2, 2016 are not necessarily indicative of the results for all of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $293.6 million. In 2015, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. At April 2, 2016, we had $5.6 million in cash compared to $7.5 million in cash and cash equivalents as of December 31, 2015. Our cash resources will not be sufficient to fund our business for the next 12 months. We will need to grow our revenues from commercial operations and/or raise additional funds over the next 12 months to meet our working capital needs. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures and licenses. We have invested and will continue to invest in our Austin, Texas manufacturing facility to enable us to produce our Conductus wire products. Delays in the timing of our ability to, including but not limited to, raise additional capital, unexpected production delays, and our ability to sell our Conductus wire products in large scale could substantially impact our estimates used in the determination of expected future cash flows and/or expected future profitability. If we fail to increase our revenues, we may not achieve and may not maintain profitability and we may not realize our investment in infrastructure.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2015. We have not made any material changes to these policies.

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

Inventories

Inventories were stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our April 2, 2016 net inventory value was $78,000, compared to a December 31, 2015 value of $121,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products (minimal sales in the current quarter and no backlog of sales orders as of April 2, 2016 related to our legacy wireless business), or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first quarters of 2016 and 2015, there were no retirements or disposals and we realized gains of $0 and $1,000, respectively, from sale of previously retired equipment.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability during 2015 and at April 2, 2016 and did not believe there was any impairment.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. The adoption of this guidance has not had a material impact on our consolidated financial statements as we concluded our tax positions are highly certain of being settled at 100% of the benefit claimed. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest California and federal tax years that remain open to possible evaluation and interpretation of our tax position are 2011 and 2012, respectively.

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $334.7 million and $150.5 million, respectively, which expire in the years 2018 through 2035. However, during 2015, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $38.3 million and $37.7 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended April 2, 2016 and March 28, 2015.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended April 2, 2016 and March 28, 2015, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	April 2, 2016	March 28, 2015

Cost of revenues	$1,000	$—
Research and development	37,000	91,000
Selling, general and administrative	223,000	461,000

Total stock-based compensation expense	$261,000	$552,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of April 2, 2016 approximate fair value.

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

Current sales of our wireless products are to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At April 2, 2016, AT&T and Verizon Wireless represented 100% of total net revenues and 72% of accounts receivable. In 2015, two customers represented 70% and 10% of total net revenues and 40% of accounts receivable. The loss or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended April 2, 2016:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2015	330,873	$—	39,608,218	$39,000	$304,053,000	$(290,970,000)	$13,122,000
Conversion of Series B preferred stock to common stock	(399)	—	1,140,000	1,000	(1,000)		—

Stock-based compensation					261,000		261,000
Net loss						(2,630,000)	(2,630,000)

Balance at April 2, 2016	330,474	$—	40,748,218	$40,000	$304,313,000	$(293,600,000)	$10,753,000

Stock Options

At April 2, 2016, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity

Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended April 2, 2016 or during the three months ended March 28, 2015.

The impact to the condensed consolidated statements of operations for the quarter ended April 2, 2016 on net loss was $99,000 and $0.00 on basic and diluted net loss per common share and for the quarter ended March 28, 2015 the impact was $112,000 and $0.01 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $681,000 and the weighted-average period over which the cost is expected to be recognized was 1.1 years at April 2, 2016.

The following is a summary of stock option transactions under our Stock Option Plans at April 2, 2016:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2015	1,973,606	$0.22 - $62.40	$2.54	1,070,274	$4.41
Granted	—
Exercised	—
Canceled	(250)	58.80 – 62.40	60.96

Balance at April 2, 2016	1,973,356	$0.22 - $61.44	$2.53	1,086,689	$4.37

The outstanding options expire on various dates through the end of November 2025. The weighted-average contractual term of options outstanding is 8.4 years and the weighted-average contractual term of stock options currently exercisable is 7.4 years. The exercise prices for these options range from $0.22 to $61.44 per share, for an aggregate exercise price of $5 million. At April 2, 2016, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at April 2, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance nonvested at December 31, 2015	512,309	$2.77
Granted	—	—
Vested	(8,333)	2.76
Forfeited	—	—

Balance nonvested at April 2, 2016	503,976	$2.77

The impact to the condensed consolidated statements of operations for the three months ended April 2, 2016 was $162,000 and $0.00 on basic and diluted net loss per common share and for the quarter ended March 28, 2015 the impact was $440,000 and $0.03 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $445,000 and the weighted-average period over which the cost is expected to be recognized was 6 months.

Warrants

The following is a summary of outstanding warrants at April 2, 2016:

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

On October 14, 2015, in a registered direct offering, we sold 13,531,994 Class A Units (consisting of one share of our common stock, a six-month Series A warrant to purchase one share of our common stock at an exercise price equal to $0.35, (“Series A warrant”), and a five-year Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $0.40 per share, (“Series B warrant”)). We also sold to purchasers, whose purchase of Class A Units in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, 4,750.0005 Class B Units. Each Class B Unit consisted of one share of our Class B Convertible Preferred Stock, or the Series B Preferred, with a stated value of $1,000 and convertible into shares of our common stock at $0.35 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price. As a result, Series A warrants to purchase 27,103,424 shares of our common stock and Series B warrants to purchase 20,327,567 shares of our common stock were issued with the sale of these Class A and Class B Units. In the table above, the 27,103,424 Series A warrants (10) expired, unexercised, on April 14, 2016. In addition, we granted the placement agent 1,355,171 five-year warrants to purchase our common shares at $0.4375. The sale of these shares reset the exercise price of warrants (6) to $0.35. The shares of common stock, Series B Preferred, Series A warrants and Series B warrants were immediately separable and were issued separately in this offering.

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

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the fair value of these warrant liabilities at December 31, 2013 and December 31, 2014, respectively, were $5.7 million and $5.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (6) at December 31, 2015 was as follows: expected life of 2.6 years; risk free interest rates of 1.24% expected volatility of 88% and; dividend yield of 0% and the December 31, 2015 fair value of these warrants was estimated to be $245,000.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (6) at April 2, 2016 was as follows: expected life of 2.4 years; risk free interest rates of 0.92% expected volatility of 90% and; dividend yield of 0% and the April 2, 2016 fair value of these warrants was estimated to be $224,000. The fair value of warrants accounted for as derivative liabilities was reduced by $21,000 from December 31, 2015 to April 2, 2016.

4. Loss Per Share

Basic and diluted net loss per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	April 2, 2016	March 28, 2015

Outstanding stock options	1,973,356	1,181,360
Unvested restricted stock awards	503,976	1,048,608
Outstanding warrants	57,451,915	10,312,469

Total	59,929,247	12,542,437

Also, the preferred stock convertible into 4,699,105 shares of common stock was not included since its impact would be anti-dilutive.

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

For the three months ended April 2, 2016 and March 28, 2015, rent expense was $152,000 and $203,000 respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2016 to 2020. Royalty expense totaled $11,000 and $6,000 for the three months ended April 2, 2016 and March 28, 2015, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2016	$45,000	$1,026,000
2017	45,000	292,000
2018	45,000	41,000
2019	—	27,000
2020	—	—
Thereafter	—	—

Total payments	$135,000	$1,386,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	April 2, 2016	December 31, 2015

Accounts receivable:
Accounts receivable-trade	$75,000	$43,000
Less: allowance for doubtful accounts	(5,000)	(5,000)

	$70,000	$38,000

	April 2, 2016	December 31, 2015
Inventories:
Raw materials	$626,000	$651,000
Less: Raw material reserves	(548,000)	(578,000)
Work-in-process	29,000	28,000
Less: Work-in-process reserves	(29,000)	(28,000)
Finished goods	162,000	216,000
Less: Finished goods reserves	(162,000)	(168,000)

	$78,000	$121,000

	April 2, 2016	December 31, 2015
Property and Equipment:
Equipment	$11,571,000	$11,571,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,841,000	12,841,000
Less: accumulated depreciation and amortization	(7,851,000)	(7,290,000)

	$4,990,000	$5,551,000

Depreciation expense amounted to $561,000 and $709,000 for the three month periods ended April 2, 2016 and March 28, 2015, respectively.

	April 2, 2016	December 31, 2015
Patents and Licenses:
Patents pending	$605,000	$555,000

Patents issued	1,252,000	1,252,000
Less accumulated amortization	(888,000)	(869,000)

Net patents issued	364,000	383,000

	$969,000	$938,000

Amortization expense related to these items totaled $19,000 and $18,000, for the three month periods ended April 2, 2016 and March 28, 2015, respectively. Amortization expenses are expected to total $56,000 for the remainder of 2016 and $74,000 in 2017 and 2018.

	April 2, 2016	December 31, 2015
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$54,000	$98,000
Compensated Absences	218,000	197,000
Compensation related	55,000	38,000
Warranty reserve	10,000	23,000
Deferred rent	110,000	132,000
Other	111,000	78,000
Fair value of warrant derivatives	224,000	245,000

	782,000	811,000
Less current portion	(551,000)	(418,000)

Long term portion	$231,000	$393,000

	For the three months ended,
	April 2, 2016	March 29, 2015
Warranty Reserve Activity:
Beginning balance	$23,000	$38,000
Additions	—	—
Deductions	(13,000)	—

Ending balance	$10,000	$38,000

8. Subsequent Events

As previously disclosed, on October 30, 2015, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). We were initially provided 180 calendar days, or until April 27, 2016, to regain compliance with the minimum bid price requirement.

On April 28, 2016, Nasdaq granted us an extension of 180 days and we now have until October 24, 2016 to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during such 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days.

We value our listing on the Nasdaq Stock Market and we currently intend to hold a special meeting of shareholders in the near future seeking authority for our board of directors to effect a reverse stock split, if needed, to assist in maintaining such listing.

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

Commercialization

Our development efforts over the last 28 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. STI’s strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR (nuclear magnetic resonance) and MRI (magnetic resonance imaging)), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufacturers to complete qualification and acceptance testing of Conductus wire. We expect to begin commercial production of Conductus wire in late 2016.

Our development efforts (including those described under “Our Future Business” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for 2015.

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

Superconducting Fault Current Limiter (SFCL):

With power demand on the rise and new power generation sources being added, the grid has become overcrowded and vulnerable to catastrophic faults. Faults are abnormal flows of electrical current like a short circuit. As the grid is stressed, faults and power blackouts increase in frequency and severity. SFCLs act like powerful surge protectors, preventing harmful faults from disabling substation equipment by reducing the fault current to a safer level (20 – 50% reduction) so that the existing switchgear can still protect the grid. Currently, electrical-utilities use massive 80kA circuit breakers, oversized transformers and fuses to prevent faults from damaging their equipment and protecting against surges. However, once a fault has occurred, standard circuit breakers suffer destructive failure and need to be replaced before service can be restored. In addition, Smart Grid and embedded alternative energy generation enhancements will increase the need for SCFLs. Grid operators face a major challenge in moving power safely and efficiently, from generators to consumers, through several stages of voltage transformation step downs and step ups. At each stage, valuable energy is lost in the form of waste heat. Moreover, while demands are continually rising, space for transformers and substations - especially in dense urban areas - is severely limited. Conventional oil-cooled transformers pose a fire and environmental hazard. Compact, efficient superconducting transformers, by contrast, are cooled by safe, abundant and environmentally benign liquid nitrogen. As an additional benefit, these actively-cooled devices will offer the capability of operating in overload, to twice the nameplate rating, without any loss of life to meet occasional utility peak load demands.

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

Results of Operations

Quarter Ended April 2, 2016 compared to the Quarter Ended March 28, 2015

Net revenues increased by $34,000, or 62%, to $89,000 in the first quarter of 2016 from $55,000 in the first quarter of 2015. The increase is the result of higher sales volume for our wireless communications products. We sell this legacy product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for these wireless products were essentially unchanged. Our largest customer accounted for 77% and 85%, respectively, of our net commercial revenues in the first quarters of 2016 and 2015. This customer generally purchased products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. Certain customer testing of our new Conductus wire was not completed in the first quarter of 2016 and no sales of our Conductus wire were recorded.

Cost of revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of revenues increased to $864,000 in the first quarter of 2016 compared to $755,000 for the first quarter of 2015, an increase of $109,000 or 14%. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	For the quarters ended
	April 2, 2016		March 28, 2015
	(Dollars in thousands)
Net product sales	$89	100%	$55	100%
Total cost of product sales	864	971%	755	1,373%

Gross loss	$(775)	(871)%	$(700)	1,273%

We had a gross loss of $775,000 in the first quarter of 2016 from the sale of our products compared to a gross loss of $700,000 in the first quarter of 2015. We experienced a gross loss in the first quarter of 2016 due to: increases in equipment depreciation, as we bring new Conductus wire equipment into service; our increased manufacturing efforts to bring our Conductus wire production to market; and our sales being insufficient to cover our overhead. In the first quarter of 2015, we also increased our legacy wireless inventory reserve by $58,000 during the quarter, thus reducing this legacy inventory value to zero during that quarter. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue through the third quarter of 2016.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. Total expenses totaled $716,000 and $1,457,000, respectively, in the first quarters of 2016 and 2015. Our 2016 expenses were lower compared to 2015 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses were $1.2 million and $1.5 million, respectively, in the first quarters of 2016 and 2015. Lower, non-cash stock award expenses in 2016 were the principal cause of this decrease.

We had a gain from the adjustment to the fair value of our warrant derivatives of $21,000 in the first quarter of 2016 and again of $2.6 million in the first quarter of 2015. The primary reason for the both of these gains was the drop in our stock price. In 2015 this gain was partially offset by a $0.4 million expense from the revaluation of warrants just prior to their exercise due to a decrease in their exercise price. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. See Note 3 — Stockholders’ Equity: Warrants.

Other income of $3,000 and $1,000 in the first quarters of 2016 and 2015, respectively, was from interest and the sale of property and equipment.

We had a net loss of $2.6 million for the quarter ended April 2, 2016, compared to a net loss of $1.4 million in the first quarter of 2015. Our first quarter 2015 loss from operations was $3.7 million, off-set by a $2.3 million adjustment to our warrant derivatives compared to a first quarter 2016 loss from operations of $2.6 million. Our 2016 reduced loss from operations was due to early 2015 headcount reductions and other cost saving efforts, and our lower 2016 non-cash stock award expenses.

The net loss available to common stockholders totaled $0.07 per common share in the first quarter of 2016, compared to a net loss of $0.10 per common share in the first quarter of 2015. The decrease in net loss available to common stockholders is largely due to the increase in the number of common shares outstanding.

Liquidity and Capital Resources

Cash Flow Analysis

As of April 2, 2016, we had working capital of $5.0 million, including $5.6 million in cash and cash equivalents, compared to working capital of $6.9 million at December 31, 2015, which included $7.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $1.9 million from $7.5 million at December 31, 2015 to $5.6 million at April 2, 2016. In the first quarter of 2016, cash was used in operations and we had no investing activities and no financing activities.

Cash used in operations totaled $1.9 million in the first quarter of 2016. We used $1.8 million to fund the cash portion of our net loss and $0.1 million was used by changes in our working capital.

No net cash was used in investing activities in the first quarter of 2016. Our Conductus wire initiative used $46,000 and there was $1,000 in equipment sales in the first quarter of 2015.

There were no financing activities in the first quarter of 2016. In the first quarter of 2015, an aggregate of $6.3 million was received from the exercise of 916,858 outstanding warrants issued in connection with our August 2013 underwritten public offering and the registered direct sale of 3,062,790 shares of our common stock and 1,531,395 warrants.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. There were no financing activities in the first quarter of 2016.

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

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2015.

Capital Expenditures

We made no investments for fixed assets in the first quarter of 2016 and we plan to invest $800,000 in fixed assets during the remainder of 2016 provided that customer orders require additional production capacity. These amounts, and the amounts spent in 2015, are for the purchase of equipment and facilities improvements for our Conductus wire initiative. We do not plan any additional fixed asset expenditures in 2016 for our existing legacy wireless business.

Future Liquidity

For the quarter ended April 2, 2016, we incurred a net loss of $2.6 million and had negative cash flows from operations of $1.9 million. In the full 2015 year, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2015 and 2014 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At April 2, 2016, we had $5.6 million in cash and cash equivalents. We believe our current cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce Conductus wire. Because of the expected timing and uncertainty of these factors, we will need to raise funds to meet our working capital needs.

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

Net Operating Loss Carryforward

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $334.7 million and $150.5 million, respectively, which expire in the years 2018 through 2035. However, during 2015, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $38.3 million and $37.7 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

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

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for 2015. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $58,000 at April 2, 2016 and December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at April 2, 2016 compared with our market risk exposure on December 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2015.

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

There were no changes in our internal controls over financial reporting during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2015 filed with the Securities and Exchange Commission on March 30, 2016. We are not aware of any material changes to those risk factors other than as set forth below:

If we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

As previously disclosed, on October 30, 2015, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). We were initially provided 180 calendar days, or until April 27, 2016, to regain compliance with the minimum bid price requirement. On April 28, 2016, Nasdaq granted us an extension of 180 days and we now have until October 24, 2016 to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during such 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days.

If compliance with the minimum bid price rule cannot be demonstrated by October 24, 2016, Nasdaq may issue a Staff Delisting Determination Letter and our common stock will be subject to delisting from the Nasdaq Capital Market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

We value our listing on the Nasdaq Stock Market and we currently intend to hold a special meeting of shareholders in the near future seeking authority for our board of directors to effect a reverse stock split, if needed, to assist in maintaining such listing. While such a reverse stock split could bring us back into compliance, there can be no assurance that any increase in the market price for our common stock resulting from a reverse stock split, if approved and implemented, would be sustainable due to the numerous factors and contingencies that could affect such price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description of Document

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 13, 2016	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer