Form 10-K/A
period 2015-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2016-07-22
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO.1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    or    No  ☒

The aggregate market value of the common stock held by non-affiliates was $15.4 million as of June 27, 2015. The closing price of the common stock on that date was $1.05 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 27, 2015. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 40,748,218 shares of common stock outstanding as of the close of business on March 15, 2016.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) of Superconductor Technologies Inc. (the “Company”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing”). This Amendment is being filed for the purpose of correcting clerical errors in the Exhibit List contained in the Original Filing and in Exhibit 23 – Consent of Independent Registered Public Accounting Firm filed with the Original Filing. No other information included in the Original Filing has been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Original Filing, or reflect events occurring after the date of the filing of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 in addition to those filed with the Original Filing. We are not including new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation and Qualifying Accounts	F-25

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013. (21)

3.3	Amended and Restated Bylaws of Registrant. (14)

3.4	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (15)

3.5	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant. (23)

4.1	Form of Common Stock Certificate. (13)

4.2	Form of Series B Preferred Stock Certificate. (31)

4.3	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (12)

4.4	Certificate of Designations of Registrant of Series B Convertible Preferred Stock of Registrant and form of Series B Convertible Preferred Stock Certificate. (31)

4.5	Form of Warrant to Purchase Common Stock issued by Registrant on February 22, 2012. (16)

4.6	Form of Warrant to Purchase Common Stock issued by Registrant on November 26, 2012. (19)

4.7	Form of Warrant to Purchase Common Stock issued by Registrant on December 18, 2012. (20)

4.8	Forms of Series A and Series B Warrants to Purchase Common Stock issued by Registrant on April 26, 2013. (22)

4.9	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013. (24)

4.10	Form of Underwriter’s Warrant issued by Registrant on August 5, 2013. (32)

4.11	Form of Warrant Exercise Agreement dated February 14, 2015 and Financial Advisor Warrant. (25)

4.12	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Purchase Agreement. (27)

4.13	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on March 25, 2015. (27)

4.14	Form of Series [A][B] Common Stock Purchase Warrant issued by Registrant on October 14, 2015. (28)

4.15	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on October 14, 2015. (29)

10.1	Form of Change in Control Agreement dated March 28, 2003. (1)***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (7)***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (9)***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (2)**

10.5	License Agreement between Registrant and Sunpower dated May 2, 2005. (3)**

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (4)***

10.7	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (9)***

10.8	2003 Equity Incentive Plan As Amended May 25, 2005. (6)***

10.9	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (4)***

10.10	Management Incentive Plan (July 24, 2006). (8)***

10.11	Compensation Policy for Non-Employee Directors dated March 18, 2005. (5)***

10.12	Form of Director and Officer Indemnification Agreement. (26)***

10.13	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (17)

10.14	First Amendment to Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (18)

10.15	Second Amendment to Lease Agreement between Registrant and Prologis Texas III LLC dated July 18, 2014. (26)

10.16	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (10)

10.17	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007. (11)

10.18	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (11)

10.19	Framework Agreement between Registrant and BAOLI dated November 8, 2007. (11)

10.20	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI). (11)

10.21	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI (Exhibit B to Framework Agreement). (11)

10.22	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements. (30) ***

14	Code of Business Conduct and Ethics. (7)

21	List of Subsidiaries. (33)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (33)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (33)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (33)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (33) *

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (33) *

101	Financials provided in XBRL format. (33)

(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.

(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(13)	Incorporated by reference as Exhibit 4.1 to Registrant’s Form 10-K filed March 28, 2014.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 22, 2012.
(17)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(18)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 13, 2012.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 27, 2012.
(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 19, 2012.
(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 30, 2013.
(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(24)	Incorporated by reference as Exhibit 4.9 to Registrant’s Form S-1/A filed August 2, 2013.
(25)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 17, 2015.
(26)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 12, 2015.
(27)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 24, 2015.
(28)	Incorporated by reference as Exhibit 4.11 to Registrant’s Form S-1/A filed October 6, 2015.
(29)	Incorporated by reference as Exhibit 4.12 to Registrant’s Form S-1/A filed October 6, 2015.
(30)	Incorporated by reference as Exhibit A to Registrant’s Schedule 14A filed October 31, 2013.
(31)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 13, 2015.
(32)	Incorporated by reference as Exhibit 4.10 to Registrant’s Form S-1/A filed July 30, 2013.
(33)	Filed herewith.

*	Furnished, not filed.
**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of July 2016.

SUPERCONDUCTOR TECHNOLOGIES INC.

By:	/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer