Form 10-Q
period 2016-07-02
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2016-08-15
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

We had 3,276,818 shares of our common stock outstanding as of the close of business on August 5, 2016.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended July 2, 2016

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net revenues	$11,000	$71,000	$100,000	$126,000

Costs and expenses:
Cost of revenues	971,000	689,000	1,835,000	1,445,000
Research and development	701,000	1,017,000	1,417,000	2,474,000
Selling, general and administrative	1,420,000	1,318,000	2,583,000	2,845,000

Total costs and expenses	3,092,000	3,024,000	5,835,000	6,764,000

Loss from operations	(3,081,000)	(2,953,000)	(5,735,000)	(6,638,000)

Other Income and Expense:

Adjustments to fair value of warrant derivatives	—	752,000	21,000	3,383,000
Adjustments to warrant exercise price	—	—	—	(367,000)
Other (expense) income	3,000	(208,000)	6,000	(208,000)

Net loss	$(3,078,000)	$(2,409,000)	$(5,708,000)	$(3,830,000)

Basic and diluted net loss per common share	$(1.14)	$(2.11)	$(2.14)	$(3.71)

Basic and diluted weighted average number of common shares outstanding	2,711,697	1,143,138	2,668,799	1,031,238

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	December 31,
	2016	2015
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$3,417,000	$7,469,000
Accounts receivable, net	16,000	38,000
Inventory, net	62,000	121,000
Prepaid expenses and other current assets	183,000	122,000

Total Current Assets	3,678,000	7,750,000

Property and equipment, net of accumulated depreciation of $8,410,000 and $7,290,000, respectively	4,431,000	5,551,000
Patents, licenses and purchased technology, net of accumulated amortization of $907,000 and $869,000, respectively	994,000	938,000
Other assets	97,000	126,000

Total Assets	$9,200,000	$14,365,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$246,000	$432,000
Accrued expenses	791,000	418,000

Total Current Liabilities	1,037,000	850,000
Other long-term liabilities	230,000	393,000

Total Liabilities	1,267,000	1,243,000

Commitments and contingencies-Notes 5 and 6

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 330,124 and 330,873 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 2,783,214 and 2,640,547 shares issued and outstanding, respectively	3,000	3,000
Capital in excess of par value	304,608,000	304,089,000
Accumulated deficit	(296,678,000)	(290,970,000)

Total Stockholders’ Equity	7,933,000	13,122,000

Total Liabilities and Stockholders’ Equity	$9,200,000	$14,365,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Note – December 31, 2015 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 2, 2016	June 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,708,000)	$(3,830,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,157,000	1,249,000
Stock-based compensation expense	519,000	1,085,000
Adjustments to fair value of warrant derivatives	21,000	(3,383,000)
Adjustments to warrant exercise price	—	367,000
Provision for excess or obsolete inventory	—	58,000
Gain on disposal of property and equipment	—	(1,000)
Changes in assets and liabilities:
Accounts receivable	22,000	47,000
Inventories	59,000	16,000
Prepaid expenses and other current assets	(61,000)	26,000
Patents, licenses and purchased technology	(94,000)	(38,000)
Other assets	30,000	124,000
Accounts payable, accrued expenses and other current liabilities	3,000	(346,000)

Net cash used in operating activities	(4,052,000)	(4,626,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(141,000)
Net proceeds from the sale of property and equipment	—	1,000

Net cash used in investing activities	—	(140,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	4,596,000
Net proceeds from the exercise of outstanding warrants	—	1,687,000

Net cash provided by financing activities	—	6,283,000

Net increase (decrease) in cash and cash equivalents	(4,052,000)	1,517,000
Cash and cash equivalents at beginning of period	7,469,000	1,238,000

Cash and cash equivalents at end of period	$3,417,000	$2,755,000

Supplemental non-cash financing disclosure:
Warrant liability converted to capital in excess of par	$—	$669,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We develop and produce high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise. We are now leveraging our key enabling technologies in HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits. In January 2012, we took possession of a facility in Austin, Texas and have moved our HTS wire processes and our research and development to Austin. We intend to close our Santa Barbara, California facility this year and consolidate all our operations in our Austin, Texas facility.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2015 and 2014 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2015 (See Note 2. Summary of Significant Accounting Policies – Basis of Presentation). The results of operations for the six months ended July 2, 2016 are not necessarily indicative of the results for all of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $296.7 million. In 2015, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. At July 2, 2016, we had $3.4 million in cash compared to $7.5 million in cash and cash equivalents as of December 31, 2015. Our cash resources will not be sufficient to fund our business for the next 12 months. We will need to grow our revenues from commercial operations and/or raise additional funds over the next 12 months to meet our working capital needs. On August 2, 2016, we closed a registered offering of our common stock, Series C preferred stock along with a concurrent private placement of warrants to purchase 0.75 of a share of our common stock that provided gross proceeds of $2.2 million and net proceeds to us, after deducting fees and our estimated offering expenses, of $1.9 million. (See Note 8. Subsequent Events in this Report) Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

On July 18, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated into this Report present information on our common stock on a pre-Reverse Split basis. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for 2015. We have not made any material changes to these policies.

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

Research and Development Costs

Research and development costs are charged to research and development expense as incurred and include salary, facility, depreciation and material expenses.

Inventories

Inventories were stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our July 2, 2016 net inventory value was $62,000 compared to a December 31, 2015 value of $121,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products (minimal sales in the current quarter and year to date, and no backlog of sales orders as of July 2, 2016 related to our wireless business), or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. In the first six months of 2016 and 2015, there were no retirements or disposals and we realized gains of $0 and $1,000, respectively, from sale of previously retired equipment.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability during 2015 and determined there was no impairment. We believe there have been no triggering events in the six months ended July 2, 2016 that would cause us to retest the recoverability of these long-lived assets.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the six months ended July 2, 2016 and June 27, 2015.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended July 2, 2016 and June 27, 2015 no options or awards were granted.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Cost of revenue	$2,000	$1,000	$3,000	$1,000
Research and development	37,000	78,000	74,000	169,000
Selling, general and administrative	219,000	454,000	442,000	915,000

Total stock-based compensation expense	$258,000	$533,000	$519,000	$1,085,000

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, fixed assets, intangibles, estimated provisions for warranty costs, fair value of warrant derivatives, stock-based compensation, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of July 2, 2016 approximate fair value.

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

Current sales of our wireless products are to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. For the six months ended July 2, 2016, AT&T and Verizon Wireless represented 88% of total net revenues. For the three and six months ended June 27, 2015, these customers represented 100% and 93%, respectively, of total net revenues. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the six months ended July 2, 2016:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2015	330,873	$—	2,640,547	$3,000	$304,089,000	$(290,970,000)	$13,122,000
Conversion of Series B preferred stock to common stock	(749)	—	142,667	—	—		—
Stock-based compensation					519,000		519,000
Net loss						(5,708,000)	(5,708,000)

Balance at July 2, 2016	330,124	$—	2,783,214	$3,000	$304,608,000	$(296,678,000)	$7, 933,000

Stock Options

At July 2, 2016, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and six months ended July 2, 2016 or during the three and six months ended June 27, 2015.

The impact to the condensed consolidated statements of operations for the three and six months ended July 2, 2016 on net loss was $95,000 and $194,000 and $0.04 and $0.07 on basic and diluted net loss per common share, respectively, compared to $93,000 and $205,000 and $0.08 and $0.20 on basic and diluted net loss per common share for the three and six months ended June 27, 2015. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested stock options not yet recognized was $0.6 million and the weighted-average period over which the cost is expected to be recognized was 1 year at July 2, 2016.

The following is a summary of stock option transactions under our Stock Option Plan at July 2, 2016:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2015	131,573	$3.30 - $ 936.00	$38.10	71,351	$66.15
Granted	—		—
Exercised	—		—
Canceled	(369)	498.60 – 936.00	711.75

Balance at July 2, 2016	131,204	$3.30 - $921.60	$36.14	72,093	$62.46

The outstanding options expire on various dates through the end of November 2024. The weighted-average contractual term of options outstanding is 8.1 years and the weighted-average contractual term of stock options currently exercisable is 7.2 years. The exercise prices for these options range from $3.30 to $921.60 per share, for an aggregate exercise price of $4.7 million. At July 2, 2016, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. Some of our grants also have performance conditions. The following is a summary of our restricted stock award transactions at July 2, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2015	34,153	$41.55
Granted	—	—
Vested	(555)	41.40
Forfeited	—	—

Balance nonvested at July 2, 2016	33,598	$41.55

The impact to the condensed consolidated statements of operations was $163,000 and $325,000 and $0.06 and $0.12, respectively, on basic and diluted net loss per common share for the three and six months ended July 2, 2016, respectively, and $440,000 and $880,000 and $0.38 and $0.85 on basic and diluted net loss per common share for the three and six months ended June 27, 2015, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $282,000 and the weighted-average period over which the cost is expected to be recognized was 7 months.

Warrants

The following is a summary of outstanding warrants at July 2, 2016:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2012 financing	27,963	27,963	$243.00	February 22, 2017
(2)	Warrants related to November 2012 financing	556	556	$67.50	November 26, 2016
(3)	Warrants related to December 2012 financing	1,042	1,042	$67.50	December 18, 2016
(4)	Warrants related to April 2013 financing	17,127	17,127	$81.75	April 26, 2019
(5)	Warrants related to August 2013 financing	7,845	7,845	$33.73	August 5, 2016
(6)	Warrants related to August 2013 financing	407,825	407,825	$5.25	August 9, 2018
(7)	Warrants related to February 2015 agreement	3,056	3,056	$45.05	February 13, 2020
(8)	Warrants related to March 2015 financing	102,093	102,093	$24.49	September 24, 2020
(9)	Warrants related to March 2015 financing	10,209	10,209	$30.61	March 20, 2020
(10)	Warrants related to October 2015 financing	1,355,171	1,355,171	$6.00	October 14, 2020
(11)	Warrants related to October 2015 financing	90,345	90,345	$6.56	October 14, 2020

Warrants (1)-(5) and (7)-(11) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

On July 27, 2016, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which we agreed to issue to the Purchasers, in a registered offering, (i) an aggregate of 293,604 shares of our common stock at a price of $3.08375 per share and (ii) to Purchasers, whose purchase of our common stock would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, an aggregate of 1,294.595255 shares of our Series C Convertible Preferred Stock (the “Series C Preferred”). The Series C Preferred have a stated value of $1,000 and are convertible into shares of our common stock at $3.08375 per share, the public offering price of the shares of our common stock. Subject to certain prohibitions on conversion, the 1,294.595255 shares of Series C Preferred would be convertible into an aggregate of 419,812 shares of our common stock.

In a concurrent private placement on July 27, 2016, each Purchaser also received warrants to purchase 0.75 of a share of common stock for each share of common stock (or common stock underlying the Series C Preferred) purchased in the registered offering, or up to an aggregate of 535,062 warrants. The warrants have an exercise price of $3.00 per share and are exercisable during the period following the six month anniversary of the date of issuance of the warrants until the five and a half year anniversary of the date of issuance. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The sale of these shares reset the exercise price of warrants (6) to $3.00. In addition, we granted the placement agent in the registered offering and concurrent private placement, an aggregate of 49,939 five-year warrants to purchase our common shares at $3.855.

On October 14, 2015, in a registered direct offering, we sold 902,132 Class A Units (consisting of one share of our common stock, a six-month Series A warrant to purchase one share of our common stock at an exercise price equal to $5.25, (“Series A warrant”), and a five-year Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $6.00 per share, (“Series B warrant”)). We also sold to purchasers, whose purchase of Class A Units in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, 4,750.0005 Class B Units. Each Class B Unit consisted of one share of our Class B Convertible Preferred Stock, or the Series B Preferred, with a stated value of $1,000 and convertible into shares of our common stock at $0.35 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price. As a result, Series A warrants to purchase 1,806,894 shares of our common stock and Series B warrants to purchase 1,355,171 shares of our common stock were issued with the sale of these Class A and Class B Units. In addition, we granted the placement agent 90,345 five-year warrants to purchase our common shares at $6.5625. The sale of these shares reset the exercise price of warrants (6) to $5.25. The shares of common stock, Series B Preferred, Series A warrants and Series B warrants were immediately separable and were issued separately in this offering.

On March 25, 2015, in a registered direct offering, we sold 204,186 shares of our common stock, and 102,093 warrants to purchase additional shares over the next 5.5 years, at a price of $24.49 per share. The sale of these shares reset the exercise price of warrants (6) to $24.49. The placement agent received 10,209 five-year warrants at an exercise price of $30.61.

On February 14, 2015, we entered into Warrant Exercise Agreements with certain holders of our outstanding warrants to purchase an aggregate of 61,123 shares of our common stock. The warrants were originally issued as part of an underwritten public offering that we closed on August 9, 2013. Pursuant to the terms of the Warrant Exercise Agreements, the exercise price of the warrants being exercised was adjusted, immediately prior to their exercise, to $30.00 per share down from the previously agreed $38.55. In connection with the adjustment to the warrant exercise price, we charged to expense $0.4 million under the following fair value assumptions: expected life of six months; risk free interest rates of 0.07%; expected volatility of 33.6% and; dividend yield of 0%. In connection with the warrants exercised, we reclassified $669,000 relating to the fair value of the warrant derivative liability to capital in excess of par. Additionally, the underwriter received a five-year warrant to purchase 3,056 shares at a per share exercise price of $45.05.

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

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (6) at July 2, 2016 was as follows: expected life of 2.1 years; risk free interest rates of 0.73% expected volatility of 96% and; dividend yield of 0% and the July 2, 2016 fair value of these warrants was estimated to be $224,000. The fair value of warrants accounted for as derivative liabilities was reduced by $21,000 from December 31, 2015 to July 2, 2016.

4. Earnings Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	July 2, 2016	June 27, 2015
Outstanding stock options	131,204	75,480
Unvested restricted stock awards	33,598	67,196
Outstanding warrants	2,023,232	670,370

Total	2,188,034	813,046

Also, the Series A and Series B preferred stock convertible into 246,606 shares of common stock was not included since its impact would be anti-dilutive.

5. Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases in Santa Barbara, CA and Austin, TX that expire in November 2016 and March 2017, respectively. The leases contain minimum rent escalation clauses that require additional rental amounts after the first year. Rent expense for these leases with minimum annual rent escalation is recognized on a straight line basis over the minimum lease term. These leases also require us to pay utilities, insurance, taxes and other operating expenses and contain one five-year renewal option. During the three months ended July 2, 2016 we decided not to renew our Santa Barbara lease at the end of November 2016 and consolidate all our operations in our Austin, TX facility by the year end. As a result of this pending consolidation, we accrued $184,000 in the three months ended July 2, 2016 for moving expenses, building restoration expenses and employee transition expenses.

For the three and six months ended July 2, 2016 rent expense was $167,000 and $319,000, respectively, and for the three and six months ended June 27, 2015 rent expense was $(13,000) and $190,000, respectively. For the quarter ended June 27, 2015, our negative rent expense resulted from the reversal of expense accruals subsequent to our Santa Barbara building lease amendments.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2016 to 2020. For the three and six months ended July 2, 2016 royalty expense totaled $11,000 and $23,000, respectively, compared to an expense of $13,000 and $20,000, respectively, for the three and six months ended June 27, 2015. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations as of July 2, 2016 are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2016	$—	$672,000
2017	45,000	292,000
2018	45,000	40,000
2019	45,000	27,000
2020	—	—
Thereafter	—	—

Total payments	$135,000	$1,031,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	July 2, 2016	December 31, 2015
Accounts receivable:
Accounts receivable-trade	$21 ,000	$43,000
Less: allowance for doubtful accounts	(5,000)	(5,000)

	$16 ,000	$38,000

	July 2, 2016	December 31, 2015
Inventories:
Raw materials	$610,000	$651,000
Less: Raw material reserves	(548,000)	(578,000)
Work-in-process	29,000	28,000
Less: Work-in-process reserves	(29,000)	(28,000)
Finished goods	162,000	216,000
Less: Finished goods reserves	(162,000)	(168,000)

	$62,000	$121,000

	July 2, 2016	December 31, 2015
Property and Equipment:
Equipment	$11,571,000	$11,571,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,841,000	12,841,000
Less: accumulated depreciation and amortization	(8,410,000)	(7,290,000)

	$4,431,000	$5,551,000

Depreciation expense amounted to $559,000 and $1.1 million, respectively, for the three and six months ended July 2, 2016 and $502,000 and $1.2 million, respectively, for the three and six months ended June 27, 2015.

	July 2, 2016	December 31, 2015
Patents and Licenses:
Patents pending	$529,000	$555,000

Patents issued	1,372,000	1,252,000
Less accumulated amortization	(907,000)	(869,000)

Net patents issued	465,000	383,000

	$994 ,000	$938,000

Amortization expense related to these items totaled $19,000 and $38,000, respectively, for the three and six months ended July 2, 2016 and $19,000 and $37,000, respectively, for the three and six months ended June 27, 2015. Amortization expenses are expected to total $37,000 for the remainder of 2016 and $74,000 for 2017 and 2018.

	July 2, 2016	December 31, 2015
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$94,000	$98,000
Compensated Absences	210,000	197,000
Compensation related	90,000	38,000
Warranty reserve	8,000	23,000
Deferred rent	82,000	132,000
Santa Barbara facility closure	184,000	—
Other	129,000	78,000
Fair value of warrant derivatives	224,000	245,000

	1,021,000	811,000
Less current portion	(791,000)	(418,000)

Long term portion	$230,000	$393,000

	For the six months ended,
	July 2, 2016	June 27, 2015
Warranty Reserve Activity:
Beginning balance	$23,000	$38,000
Additions	—	—
Deductions	(15,000)	(3,000)

Ending balance	$8,000	$35,000

8. Subsequent Events

On July 18, 2016 we effected a one-for-fifteen (1:15) reverse split of our common stock, or the Reverse Stock Split. The Reverse Stock Split, which was authorized by our Board of Directors, was approved by our stockholders on June 23, 2016 at a Special Meeting of the Stockholders. Upon market open July 19, 2016, our common stock continued trading under the symbol SCON on a split-adjusted basis with a new CUSIP number. We implemented the Reverse Stock Split for the purpose of regaining compliance with the Nasdaq Stock Market’s listing maintenance standard that requires us to maintain at least a $1.00 per share minimum bid price. The Reverse Stock Split reduced the number of our outstanding shares common stock from approximately 41,748,218 shares as of July 18, 2016 to approximately 2,783,214 shares outstanding post-Reverse Stock Split. Correspondingly, the initial trading price of our common stock was proportionately increased immediately following the Reverse Stock Split. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split.

On August 2, 2016, we were notified by Nasdaq that for the last 10 consecutive business days, from July 19, 2016 to August 1, 2016, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Listing Rule 5550(a)(2) and this matter is now closed. However, other factors may adversely affect the price of our common stock and there can be no assurance that the Reverse Stock Split will allow us to maintain compliance with the Nasdaq Stock Market’s listing maintenance standard.

On July 27, 2016, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which we agreed to issue to the Purchasers, in a registered offering, (i) an aggregate of 293,604 shares of our common stock at a price of $3.08375 per share and (ii) to Purchasers, whose purchase of our common stock would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, an aggregate of 1,294.595255 shares of our Series C Convertible Preferred Stock (the “Series C Preferred”). The Series C Preferred have a stated value of $1,000 and are convertible into shares of our common stock at $3.08375 per share, the public offering price of the shares of our common stock. Subject to certain prohibitions on conversion, the 1,294.595255 shares of Series C Preferred would be convertible into an aggregate of 419,812 shares of our common stock.

In a concurrent private placement, each Purchaser also received warrants to purchase 0.75 of a share of common stock for each share of common stock (or common stock underlying the Series C Preferred) purchased in the registered offering, or up to an aggregate of 535,062 warrants. The Warrants have an exercise price of $3.00 per share and are exercisable during the period following the six month anniversary of the date of issuance of the warrants until the five and a half year anniversary of the date of issuance. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

The closing of this registered offering and the concurrent private placement occurred on August 2, 2016 and provided gross proceeds of $2.2 million and net proceeds to us, after deducting fees and our estimated offering expenses, of $1.9 million.

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

Commercialization

Our development efforts over the last 28 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. Our strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. We are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR (nuclear magnetic resonance) and MRI (magnetic resonance imaging)), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufacturers to complete qualification and acceptance testing of Conductus wire. We expect to complete qualification orders of our commercial Conductus wire in late 2016.

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

Superconducting High Power Transmission Cable:

Superconducting high power transmission and distribution cable transmit 5 to 10 times the electrical current of traditional copper or aluminum cables with significantly improved efficiency. HTS power cable systems consist of the cable, which is comprised of 100’s of strands of HTS wire wrapped around a copper core, and the cryogenic cooling system to maintain proper operating conditions. HTS power cables are particularly suited to high load areas such as the dense urban business districts of large cities, where purchases of easements and construction costs for traditional low capacity cables may be cost prohibitive. The primary application for HTS cables is medium voltage feeds to load pockets in dense urban areas. In these high demand zones the grid is often saturated with aging infrastructure. HTS technology brings a considerable amount of power to new locations where the construction of additional transmission to distribution substations, with major transformer assets, is not feasible. Another potential use of HTS power cable is to improve grid power transmission by connecting two existing substations. In dense urban environments many substations often reach capacity limits and require redundant transformer capacity; to improve reliability HTS cables can tie these existing stations together, avoiding very costly transformer upgrades and construction costs.

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

Results of Operations

Three and six months ended July 2, 2016 compared to the three and six months ended June 27, 2015

Net revenues decreased by $60,000, or 85%, to $11,000 in the second quarter of 2016 from $71,000 in the second quarter of 2015. Total net revenues decreased by $26,000, or 20%, to $100,000 in the first six months of 2016 from $126,000 in the same period of 2015. The decrease is the result of lower sales volume for our wireless communications products as we concentrate our efforts on our HTS wire products. We sell this legacy wireless product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for these wireless products were essentially unchanged. Our largest customer accounted for 68% and 87%, respectively, of our net commercial revenues in the first six months of 2016 and 2015. This customer generally purchased products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. Certain customer testing of our new Conductus wire was not completed in the first six months of 2016 and no sales of our Conductus wire were recorded.

Cost of revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of revenues increased to $971,000 in the second quarter of 2016 compared to $689,000 for the second quarter of 2015, an increase of $282,000 or 41%. The cost of revenues increased by $390,000, or 27%, to $1,835,000 in the first six months of 2016 from $1,445,000 in the same period of 2015. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances charged to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross profit and margins:

Dollars in thousands	Three Months Ended				Six Months Ended
	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015
Net commercial product sales	$11	100%	$71	100%	$100	100%	$126	100%
Cost of commercial product sales	971	8,827%	689	970%	1,835	1,835%	1,445	1,147%

Gross (loss)	$(960)	(8,727)%	$(618)	(870)%	$(1,735)	(1,735)%	$(1,319)	(1,047)%

We had a gross loss of $960,000 in the second quarter of 2016 from the sale of our products compared to a gross loss of $618,000 in the second quarter of 2015. We experienced a gross loss in the three and six months ended July 2, 2016 due to: increases in equipment depreciation, as we bring new Conductus wire equipment into service; our increased manufacturing efforts to bring our Conductus wire production to market; poor yields; and our sales being insufficient to cover our overhead. To further reduce our costs, in February 2015, we reduced our workforce and implemented certain other cost cutting measures. We also increased our legacy wireless inventory reserve by $58,000 during the first six months of 2015, thus reducing this legacy inventory value to zero.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0.7 million and $1.4 million, respectively, in the three and six months ended July 2, 2016 compared to $1.0 million and $2.5 million, respectively, in the three and six month period ended June 27, 2015. These expenses were lower in the current three and six month period compared to the same three and six month period in 2015 as a result of our cost saving efforts as we transition our new HTS wire products to manufacturing.

Selling, general and administrative expenses totaled $1.4 million, and $2.6 million, respectively, in the three and six months ended July 2, 2016 compared to $1.3 million and $2.8 million in the three and six months ended June 27, 2015. Lower, non-cash stock award expenses were the principal cause of this decrease for the six months ended July 2, 2016 and the increase in the three months ended July 2, 2016, included a $184,000 expense for anticipated consolidation of our Santa Barbara facility into our Austin, Texas facility later this year.

We had income from the adjustment to the fair value of our warrant derivatives of $0 and $21,000, respectively, in the three months and six months ended July 2, 2016 and income of $0.8 million and $3.4 million, respectively, in the three and six months ended June 27, 2015. The primary reason for the gain was the drop in our stock price. In 2015 this gain was partially offset by a $0.4 million expense from the revaluation of warrants just prior to their exercise due to a decrease in their exercise price. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. See Note 3 — Stockholders’ Equity: Warrants.

Other expense and income in the three months and six months ended July 2, 2016, was interest income of $3,000 and $6,000, respectively. Our 2015 expense was for early termination charges associated with part of our Santa Barbara facilities lease.

We had a net loss of $3.1 million for the quarter ended July 2, 2016, compared to a net loss of $2.4 million in the second quarter of 2015. Our second quarter 2015 loss included income of $752,000 from the fair value adjustment to our warrant derivatives compared to no income in the current period. Our loss from operations for the three months ended July 2, 2016 and June 27, 2015, respectively, was $2.9 million and $3.0 million. For the six months ended July 2, 2016 our loss totaled $5.7 million compared to a net loss of $3.8 million for the six months ended June 27, 2015. Our year to date 2015 loss included income of $3.0 million from fair value and price adjustments to our warrant derivatives compared to $21,000 income in the current six month period. Our loss from operations for the six months ended July 2, 2016 and June 27, 2015, respectively, was $5.6 million and $6.6 million. Our 2016 reduced loss from operations was due to early 2015 headcount reductions and other cost saving efforts, and our lower 2016 non-cash stock award expenses.

The net loss available to common stockholders totaled $1.14 per common share in the quarter ended July 2, 2016, compared to a net loss of $2.11 per common share in the same period of 2015. The net loss available to common stockholders totaled $2.14 per common share in the first half of 2016, compared to $3.71 per common share in the first half of 2015.

Liquidity and Capital Resources

Cash Flow Analysis

As of July 2, 2016, we had working capital of $2.6 million, including $3.4 million in cash and cash equivalents, compared to working capital of $6.9 million at December 31, 2015, which included $7.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $4.1 million from $7.5 million at December 31, 2015 to $3.4 million at July 2, 2016. In the first six months of 2016, cash was used exclusively in operations.

Cash used in operations totaled $4.1 million in the first six months of 2016. We used $4.0 million to fund the cash portion of our net loss and $0.1 million was used in changes in our working capital.

No net cash was used in investing activities in the first six months of 2016. Our Conductus wire initiative used $141,000 and there was $1,000 in equipment sales in the first six months of 2015.

No net cash was used in or provided by financing activities in the first six months of 2016. Net cash provided by financing activities in the first six months of 2015 was $6.3 million. Cash provided by the exercise of 61,123 outstanding warrants issued in connection with our August 2013 underwritten public offering was $1.7 million and an additional $4.6 million was provided by the registered direct sale of 204,186 shares of our common stock and 102,093 warrants.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. There were no financing activities in the first half of 2016.

On August 2, 2016 we completed a definitive securities purchase agreement with a single institutional investor providing for total gross proceeds of $2.2 million and net proceeds of $1.9 million. See Note 8 - Subsequent Events.

Contractual Obligations and Commercial Commitments

We lease all of our properties. All of our operations, including our manufacturing facilities, are located in industrial complexes in Santa Barbara, California and Austin, Texas. We occupy 14,000 square feet in Santa Barbara, California and 94,000 square feet in Austin, Texas under long-term leases that expire in November 2016 and April 2017, respectively. During the current period ended July 2, 2016, we decided not to renew our Santa Barbara lease and will consolidate our operations in our Austin facility. Although we currently have excess capacity, we believe these facilities can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for the next two years. Both leases contain renewal options.

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for 2015.

Capital Expenditures

We have made no investments for fixed assets in the first six months of 2016 and we plan to invest $400,000 in fixed assets during the remainder of 2016 provided that customer orders require additional production capacity. These amounts, and the amounts spent in 2015, are for the purchase of equipment and facilities improvements for our Conductus wire initiative. We do not plan any additional fixed asset expenditures in 2016 for our existing legacy wireless business.

Future Liquidity

For the first six months of 2016, we incurred a net loss of $5.7 million and had negative cash flows from operations of $4.1 million. In the full 2015 year, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2015 and 2014 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At July 2, 2016, we had $3.4 million in cash and cash equivalents. We believe our current cash resources will not be sufficient to fund our business for the next twelve months. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce Conductus wire. On August 2, 2016 we completed a definitive securities purchase agreement with a single institutional investor providing for total gross proceeds of $2.2 million and net proceeds of $1.9 million. See Note 8 - Subsequent Events. Because of the expected timing and uncertainty of these factors, we may need to raise funds to meet our working capital needs.

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

Net Operating Loss Carryforward

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $334.7 million and $150.5 million, respectively, which expire in the years 2018 through 2034. However, during 2015, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $38.3 million and $37.7 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $53,000 at July 2, 2016, compared to $58,000 at December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at July 2, 2016 compared with our market risk exposure on December 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for 2015.

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

There were no changes in our internal controls over financial reporting during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At July 2, 2016 and December 31, 2015, we had $3.4 million and $7.5 million, respectively, in cash and cash equivalents. While we completed an equity financing on August 2, 2016 which raised net proceeds of $1.9 million, our current forecast is that our cash resources will not be sufficient to fund our business for the next 12-months. Therefore, unless we can materially grow our revenues from commercial operations prior to our cash reserves being depleted (which reserves are currently expected to be sufficient into the first quarter of 2017) and generally over the next 12-months to implement our current business plan and maintain our viability, we will need to raise additional capital during the next 12-months to implement our current business plan and maintain our viability. Therefore, depending on whether we can materially grow our revenues from commercial operations, we likely need to raise additional capital to implement our current business plan and maintain the viability of the Company.

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

As previously disclosed, on October 30, 2015, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). We were initially provided 180 calendar days, or until April 27, 2016, to regain compliance with the minimum bid price requirement. On April 28, 2016, Nasdaq granted us an extension of 180 days (until October 24, 2016) to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we could regain compliance if at any time during such 180-day period the closing bid price of our common stock was at least $1.00 for a minimum of 10 consecutive business days.

We value our listing on the Nasdaq Stock Market and we held a special meeting of shareholders on June 23, 2016 and received shareholder authority for our board of directors to effect a reverse stock split, and on July 18, 2016 we effected a 1-for-15 reverse stock split. On August 2, 2016, we received written confirmation from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had regained compliance with the minimum bid price requirement.

While this reverse stock split brought us back into compliance, there can be no assurance that any increase in the market price for our common stock resulting from the reverse stock split will be sustainable due to the numerous factors and contingencies that could affect such price. If we fail to maintain our listing on the Nasdaq Stock Market or an equivalent stock exchange it would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. See Note 8 – Subsequent Events.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 15, 2016	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer