Form 10-K
period 2016-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2017-03-30
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

The aggregate market value of the common stock held by non-affiliates was $6.1 million as of July 1, 2016 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $2.85 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of July 1, 2016. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 10,581,594 shares of common stock outstanding as of the close of business on March 15, 2017.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2016

Unless otherwise noted, the terms “we,” “us,” and “our” refer to the combined and ongoing business operations of

Superconductor Technologies Inc. and its subsidiaries

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-k (this “Report”)contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our limited cash and a history of losses;

•	our need to materially grow our revenues from commercial operations and/or to raise additional capital (which financing may not be available on acceptable terms or at all) over the next 12-months to continue to implement our current business plan and maintain our viability;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	overcoming technical challenges in attaining milestones to develop and manufacture commercial lengths of our high temperature superconducting (HTS) wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers and customer pressures on the selling prices of our products;

•	the limited number of suppliers for some of our components and our HTS wire;

•	there being no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers, and;

•	if we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

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

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct electricity with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance. This resistance requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reduce power loss, and lower heat generation providing extremely high current carrying density and zero resistance to direct current.

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

Our Proprietary Technology

Our development efforts over the last 29 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. In June 2016, we were awarded U.S. Patent No. 9,362,025 from the U.S. Patent and Trademark Office (USPTO) further protecting our unique capabilities for improving the performance of our Conductus® superconducting wire in applications that utilize the advantages for operating in the presence of high magnetic field. In February 2017 we were awarded two patents from the USPTO: U.S. Patent No. 9,564,258, associated with U.S. Patent No. 9,362,025, providing additional protection for the foundation from which we will build high performance wire for our customers, and U.S. Patent No. 9,567,661 protecting the system design developed by STI to improve monitoring efficiency when evaporating materials in vacuum. Our current patents expire at various dates from 2018 to 2034. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

Our strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR (nuclear magnetic resonance) and MRI (magnetic resonance imaging)), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufactures to complete qualification and acceptance testing of Conductus wire. Our plan is for significant commercial production of Conductus wire currently anticipated for the second half of 2017 following completion of qualification orders.

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

Other Assets and Investments

In November 2016, we were selected as the prime recipient of the $4.5 million program award provided by the U.S. Department of Energy’s (DOE) Office of Energy Efficiency and Renewable Energy (EERE), on behalf of the Advanced Manufacturing Office, for its Next Generation Electric Machines (NGEM) program. We are collaborating in this program with TECO-Westinghouse Motor Company (TWMC), an industry leading manufacturer of electric generators and motors, and the Massachusetts Institute of Technology (MIT) and University of North Texas (UNT). The combined team will focus on improving the manufacturing process of superconductive wires to improve performance and yield while reducing cost at high enough temperatures where nitrogen can be used as the cryogenic fluid. Advancing these enabling technologies has the potential to boost the competitiveness of American manufacturers and take the development of more efficient electric machines a giant step further. These technology R&D projects aim to significantly improve industrial motors for manufacturing, helping companies who use these motors in manufacturing save energy and money over the long run.

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

In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) to manufacture and sell our SuperLink interference elimination solution in China. We used the equity method of accounting for our 45 percent joint venture interest. The joint venture agreement specified our joint venture partner to supply the capital and local expertise, and for us to provide a license of certain technology and supply key parts for manufacturing. Since 2007, there has been no significant progress to manufacture and sell our SuperLink interference elimination solution in China and the parties have not completed their contributions to the joint venture within the two year period specified by the agreement and Chinese law. We see our primary opportunity to grow future revenues with the production of our HTS Conductus® wire, and have not included this joint venture in our current planning for future revenues.

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

Manufacturing

Our manufacturing process involves the operation of sophisticated production equipment and material handling by production technicians. We purchase inventory components and manufacture inventory based on existing customer purchase requests, and to a lesser extent, on sales forecasts. Our Austin, Texas facility addresses our growth expectations for our superconducting wire initiative. The opening of this facility coincided with the delivery of our first superconducting wire production equipment in early 2012. Sales of our Conductus wire are expected to increase as we move to commercial production of Conductus wire currently anticipated for the second half of 2017 following completion of qualification orders.

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

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality and compliance with industry standards. Our primary competitors include American Superconductor (AMSC), SuperPower (Furukawa), SuNam, Bruker, Shanghai Superconductor, BASF, SuperOx, Fujikura, Sumitomo and THEVA.

Research and Development

Our 2014 through 2016 research and development activities were focused entirely on developing our Conductus wire product. We spent a total of $2.8 million, $4.1 million and $6.0 million for 2016, 2015 and 2014, respectively, on research and development.

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

Employees

As of December 31, 2016, we had a total of 23 full time employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $43,000 at December 31, 2016, compared to $58,000 at December 31, 2015. At December 31, 2016, in addition to this commercial backlog, we had evaluation and qualification orders with unspecified delivery dates for $45,000.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2016, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. In 2015, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and may not maintain profitability, we may not realize our investment in infrastructure, and may not meet our expectations or the expectations of financial analysts who report on our stock.

We may need to raise additional capital. If we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected

At December 31, 2016, we had $10.5 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2018. Our cash resources may not be sufficient to fund our business through March 30, 2018. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain the viability of the Company.

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

Our plan is for commercial production of Conductus wire currently anticipated for the second half of 2017 following completion of qualification orders. Conductus® wire is uniquely positioned to address three key technical challenges in the market: high performance, improved economics and commercial-scale capacity. To date, we, along with existing HTS wire manufacturers, have not overcome these challenges to allow for broad commercialization of HTS wire. Customers cannot purchase long-length wire with any reasonable confidence or guaranteed volume; and electric utilities lack confidence in product availability which leads to delays in their deployment roadmap. HTS wire performance is currently below what many customers require. Many power applications require high performance wire with high current carrying capacity, mechanical durability, electrical integrity with low AC losses and minimal splices. Producing high performance HTS wire has proven difficult, especially at volumes required for large scale deployment. The high demand for high performance wire available in very low volume results in a high wire price that narrows the market and limits commercial viability. We are currently focused on improving our mechanical stress specifications to meet customer requirements for our target applications. We have made significant progress in this area, and our focus is now on using this new template stack to manufacture wire that delivers our customary power handling performance. Such delays and other delays in our Conductus wire development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our Conductus wire products later than expected.

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

Our current wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our Conductus wire materials, our competition includes American Superconductor (AMSC), SuperPower (Furukawa), SuNam , Bruker, Shanghai Superconductor, BASF,

SuperOx, Fujikura, Sumitomo and THEVA. In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

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

The United States and global economies continue to experience a period of economic and financial uncertainty, which could result in economic volatility having direct and indirect adverse effects on our business, operating results and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, may delay paying us for previously purchased products, or may not pay us at all. In addition, this recent downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets. If we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able to obtain that financing. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Capital Market or if we are unable to transfer our listing to another stock market.

Our common stock is listed for trading on the NASDAQ Capital Market. NASDAQ has adopted a number of continued listing standards that are applicable to our common stock, including a requirement that the bid price of our common stock be at least $1.00 per share. Failure to maintain the minimum bid price can result in the delisting of our common stock from the NASDAQ Capital Market. We have previously fallen out of compliance with the minimum bid price requirement. On July 18, 2016 we effected a one-for-fifteen reverse stock split in connection with regaining compliance with the minimum bid requirement following a notice from the Listing Qualifications Department of the Nasdaq Stock Market on October 30, 2015 and received a notice of re-compliance from the Listing Qualifications Department of the Nasdaq Stock Market on August 2, 2016. We currently have approximately 10,581,594 million publicly held shares as of March 15, 2017. Because of NASDAQ’s continued listing standard which requires that we maintain at least 500,000 publicly held shares, our ability to effectuate a reverse split in the future is limited to a reverse split ratio that would maintain compliance with such publicly held share requirement. This effective limit to a reverse split ratio could prevent us from remediating a minimum bid price violation under circumstances where our stock price was substantially below $1.00 and a higher ratio was needed to remediate the noncompliance.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board, OTC QB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

We have a significant number of outstanding warrants and options, and future sales of the shares obtained upon exercise of these options or warrants could adversely affect the market price of our common stock.

As of December 31, 2016, we had outstanding options exercisable for an aggregate of 131,158 shares of common stock at a weighted average exercise price of $36.03 per share and warrants to purchase up to 9,455,457 shares of our common stock at a weighted average exercise price of $3.81 per share. Of such warrants, an aggregate of 407,825 warrants originally issued in our August 2013 financing include a price adjustment mechanism whereby the exercise price of such warrants will be automatically reduced, subject to limitations, to the extent we issue shares of our common stock, or equivalents, at a price lower than the then applicable exercise price of such warrants which is currently $1.50.We have registered the issuance of all the shares issuable upon exercise of the options and warrants, and they will be freely tradable by the exercising party upon issuance. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price of our shares.

It is possible that the acquisition of a majority of our outstanding voting stock by another company could result in our stockholders receiving a premium over the public trading price for our shares. Provisions of our restated certificate of incorporation and our amended and restated bylaws, each as amended, and of Delaware corporate law could delay or make more difficult an acquisition of our company by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent, and our bylaws generally require ninety days advance notice of any matters to be brought before the stockholders at an annual or special meeting.

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 15, 2017, 1,374,845 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facilities, are currently located in an industrial complex in Austin, Texas comprising approximately 94,000 square feet . In December 2016, we renewed our Austin lease for an additional three year term and that lease now expires in April 2020. Our Austin lease contains a renewal option. We previously also occupied approximately 14,000 square feet in Santa Barbara, California. In November 2016, our Santa Barbara lease expired and we consolidated those operations into our Austin, Texas facility. Although we currently have excess capacity, we believe our facility can be managed in a flexible and cost effective manner and is adequate to meet current and reasonably anticipated needs for approximately the next two years.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

2016	High	Low
Quarter ended December 31, 2016	$4.50	$1.16
Quarter ended October 1, 2016	$3.80	$2.17
Quarter ended July 2, 2016	$4.50	$2.55
Quarter ended April 2, 2016	$4.80	$2.25

2015	High	Low
Quarter ended December 31, 2015	$11.70	$2.25
Quarter ended September 26, 2015	$21.45	$11.40
Quarter ended June 27, 2015	$21.60	$12.30
Quarter ended March 28, 2015	$43.50	$19.65

Holders of Record

We had 30 holders of record of our common stock on March 15, 2017. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 5,000 beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future.

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2016 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	131,158	$36.03	96,191
Equity compensation plans not approved by security holders	—	—	—

Total	131,158	$36.03	96,191

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net revenues	$131	$244	$632	$1,710	$3,237
Government and other contract revenues	—	—	—	—	222

Total net revenues	131	244	632	1,710	3,459

Costs and expenses:
Cost of revenues	3,444	3,004	1,558	1,051	3,850
Cost of government and other contract revenues	—	—	—	—	165
Other research and development	2,784	4,125	5,992	6,073	5,030
Selling, general and administrative	5,146	5,838	5,389	5,068	5,440

Total costs and expenses	11,374	12,967	12,939	12,192	14,485

Loss from operations	(11,243)	(12,723)	(12,307)	(10,482)	(11,026)
Other income (expense), net	127	4,121	4,056	(1,691)	98

Net loss	$(11,116)	$(8,602)	$(8,251)	$(12,173)	$(10,928)

Basic and diluted net loss per common share	$(3.53)	$(6.55)	$(9.67)	$(25.63)	$(50.14)

Weighted average number of shares
Outstanding	3,148	1,314	853	475	218

	Years Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$10,452	$7,469	$1,238	$7,459	$3,634
Working capital	9,693	6,900	(407)	6,638	3,059
Total assets	15,214	14,365	10,799	14,840	12,029
Long-term debt, including current portion	172	400	5,624	6,263	674
Total stockholders’ equity	14,098	13,122	4,002	7,306	10,292

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2016 Compared to 2015

Revenues consist primarily of commercial product revenues. Revenues decreased by $113,000 or 46%, to $131,000 in 2016 from $244,000 in 2015. Sales of our new Conductus wire were equal to $1,000 or 1%, of our total revenue in 2016. Sales of our Conductus wire are expected to increase as we reach commercial production of Conductus wire currently anticipated for the second half of 2017 following completion of qualification orders.

The decrease is the result of lower sales volume for our wireless communications products as we grow sales of our Conductus wire. We sell our legacy wireless communications products to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for wireless products were essentially unchanged in 2016 from 2015. Our two largest customers accounted for 78% of our net commercial revenues in 2016 and 80% of our net commercial revenues in 2015. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. We do not anticipate that the revenues for our legacy products will be significant in the future.

Cost of revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of revenues totaled $3.4 million for 2016 compared to $3.0 million for 2015, an increase of $0.4 million, or 13%. The higher costs resulted principally from increased manufacturing operating expenses and low capacity preproduction operation, of our Conductus wire production equipment.

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

The following is an analysis of our product gross profit margins for 2016 and 2015:

	Years Ended December 31,
Dollars in Thousands	2016		2015
Product sales	$131	100%	$244	100%
Cost of product sales	3,444	2,629%	3,004	1,231%

Gross loss	$(3,313)	2,529%	$(2,760)	1,131%

We had a gross loss of $3.3 million in 2016 from the sale of our products compared to a gross loss of $2.8 million in 2015. We experienced a gross loss in 2016 due to: our increased manufacturing efforts to bring our Conductus wire production to market; our processes not yet being finalized for high yield manufacturing and; our sales being insufficient to cover our overhead. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue in the first half of 2017.

Research and development expenses relate to development of new wire products and new wire product manufacturing processes. In 2016, there were no new research and development efforts for our wireless commercial products. Research and development expenses totaled $2.8 million in 2016 compared to $4.1 million in 2015, a decrease of $1.3 million, or 32%. Our 2016 expenses were lower compared to 2015 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses totaled $5.1 million in 2016 compared to $5.8 million in 2015, a decrease of $0.7 million, or 12%. The lower expenses in 2016 were primarily the result of lower stock-based compensation expense.

We had a gain from the decreased fair value of warrant derivatives of $0.2 million in 2016 compared to a gain of $4.8 million in 2015. The primary reason for the gains was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. In 2016, we also had a $66,000 warrant price revaluation expense due to our August 2016 and December 2016 financing. See Note 5 — Stockholders’ Equity: Warrants.

Other income of $10,000 and $13,000 in 2016 and 2015, respectively, included $10,000 and $1,000, respectively, of interest income. Also included in 2015 was income of $12,000 from the sale of expensed tooling related to our legacy wireless products.

Other expense in 2016 was $0 compared to a $207,000 in 2015. The 2015 expense was for early termination of part of our Santa Barbara facilities lease.

Net loss totaled $11.1 million in 2016, compared to $8.6 million in 2015, an increase of $2.5 million, or 29%. The increase in net loss principally resulted from a 2015 non-cash gain of $4.8 million from the fair value adjustments to our warrant derivatives lessened by $2.0 million lower 2016 research and development, and selling general and administrative expenses.

The net loss available to common stockholders totaled $3.53 per common share in 2016, compared to a net loss of $6.55 per common share in 2015, a decrease of $3.02, or 46%. The decreased loss per common share in 2016 principally resulted from a greater number of common shares outstanding at December 31, 2016 compared to December 31, 2015.

2015 Compared to 2014

Revenues consist primarily of commercial product revenues. Revenues decreased by $388,000 or 61%, to $244,000 in 2015 from $632,000 in 2014. Sales of our new Conductus wire were equal to $47,000, or 19%, of our total revenue in 2015.

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

Cost of revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of revenues totaled $3.0 million for 2015 compared to $1.6 million for 2014, an increase of $1.4 million, or 88%. The higher costs resulted principally from increased manufacturing operating expenses and early low capacity operation and efforts to improve yields from our new Conductus wire production equipment.

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

The following is an analysis of our commercial product gross profit margins for 2015 and 2014:

	Years Ended December 31,
Dollars in Thousands	2015		2014
Product sales	$244	100%	$632	100%
Cost of product sales	3,004	1,231%	1,558	246%

Gross loss	$(2,760)	1,131%	$(926)	146%

We had a gross loss of $2.8 million in 2015 from the sale of our products compared to a gross loss of $0.9 million in 2014. We experienced a gross loss in 2015 due to: increases in equipment depreciation, as we bring new Conductus wire equipment into service; our increased manufacturing efforts to bring our Conductus wire production to market and; our sales being insufficient to cover our overhead. To reduce our costs, in February 2015, we reduced our workforce and implemented certain other cost cutting measures. We also increased our legacy wireless inventory reserve by $58,000 during 2015, thus reducing this legacy inventory value to zero.

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

We had a gain from the adjustment to the fair value of warrant derivatives of $4.8 million in 2015 compared to a gain of $0.5 million in 2014. The primary reason for the gains was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. In 2015, we also had a $0.5 million warrant revaluation expense from: (1) the revaluation of warrants just prior to their exercise due to the decrease in their exercise price; and (2) the revaluation of warrants due to our October 14, 2015 financing. See Note 5 — Stockholders’ Equity: Warrants.

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

The net loss available to common stockholders totaled $6.55 per common share in 2015, compared to $9.67 per common share in 2014, a decrease of $3.12, or 32%.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2016, we had net working capital of $9.7 million, including $10.5 million in cash and cash equivalents, compared to net working capital of $6.9 million at December 31, 2015, which included $7.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents increased by $3 million from $7.5 million at December 31, 2015 to $10.5 million at December 31, 2016. In 2016, $8.1 million cash was used in operations. This use was offset by net cash proceeds of $11.1 million from the sale of our common shares and warrants.

In 2016 and 2015, net cash used in investing activities was $0 and $140,000, respectively. Our 2015 purchases of property and equipment of $141,000 were offset by $1,000 in sales.

Net cash was provided by two financing activities in 2016: (1) the August 2016, registered offering of 293,604 shares of our common stock, 1,294.595255 shares of our Series C Convertible Preferred Stock and 535,062 warrants provided gross proceeds of $2.2 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.9 million; and (2) the December 2016, registered direct offering of 1,798,787 shares of our common stock, 7,586.82 shares of our Series D Convertible Preferred Stock and 6,856,667 warrants provided gross proceeds of $10.3 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $9.2 million.

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

Net cash was provided by two financing activities in 2016: (1) the August 2016, registered offering of 293,604 shares of our common stock, 1,294.595255 shares of our Series C Convertible Preferred Stock and 535,062 warrants provided gross proceeds of $2.2 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.9 million; and (2) the December 2016, registered direct offering of 1,798,787 shares of our common stock, 7,586.82 shares of our Series D Convertible Preferred Stock and 6,856,667 warrants provided gross proceeds of $10.3 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $9.2 million.

Net cash was provided by three financing activities in 2015: (1) the exercise of 61,124 outstanding warrants issued in connection with our August 2013 underwritten public offering provided gross proceeds of $1.8 million and net proceeds of $1.7 million in the first quarter of 2015; (2) the March 2015 direct sale of 204,186 shares of our common stock and 102,093 warrants provided net proceeds of $4.6 million; and (3) the October 2015, registered direct offering of 902,132 shares of our common stock, 4,750.0005 shares of our Series B Convertible Preferred Stock and 3,162,066 warrants provided gross proceeds of $9.5 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $8.6 million. For more detail of our 2016 and 2015 financing activities see Note 5-Stockholder’s Equity: Public Offerings, in this Report.

During 2014, financing activities totaled $4.1 million from the exercise of 105,965 outstanding warrants issued in connection with the above mentioned August 2013 offering.

We currently intend to use the net proceeds of these offerings for working capital and general corporate purposes. General corporate purposes may include capital expenditures. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies, or businesses.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. They consist of the following:

Operating Lease Obligations. Our operating lease obligations consist of facilities leases in Austin, Texas, as well as several smaller equipment leases.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2016, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	2022 and beyond
Operating leases	$2,948,000	$928,000	$1,799,000	$221,000	$—
Minimum license commitment	90,000	45,000	45,000	—	—
Fixed asset and inventory purchase commitments	5,000	5,000	—	—	—

Total contractual cash obligations	$3,043,000	$978,000	$1,844,000	$221,000	$—

Capital Expenditures

We plan to invest in fixed assets during 2017 on an as-needed basis to enhance manufacturing our Conductus wire products. These expenditures are expected not to exceed $0.8 million.

Future Liquidity

In 2016, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. In 2015, we incurred a net loss of $8.6 million and had negative cash flows from operations of $8.5 million. Our cash resources may not be sufficient to fund our business through March 30, 2018.    Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Our independent registered public accounting firm has included in their audit reports for 2014 through 2016 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At December 31, 2016 we had $10.5 million in cash. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, and licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce our Conductus wire.

We forecast that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2018. Unless we materially grow our revenues from commercial opportunities during 2017, we will need to raise additional capital to continue to implement our current business plan and maintain our viability.

Net Operating Loss Carryforward

As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of approximately $344.3 million and $119.6 million, respectively, which expire in the years 2017 through 2036. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $2.9 million and $2.8 million, respectively, will be available for reduction of future taxable income

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013 and December 2016. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, for purpose of this rule, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, and December 2016. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $266 million, respectively, which were incurred prior to the 2016 ownership changes, will be subject in future periods to annual limitations of $126,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $430,000.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2016, we had approximately $10.2 million invested in a money market account yielding approximately 0.13%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $20,000 per annum.

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

On July 19, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-Reverse Stock Split basis. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2016. We have not made any material changes to these policies.

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

Our inventory is valued at the lower of its actual cost or the current estimated market value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. We recognize all manufacturing preproduction process development expenses as cost of revenues in the period they are incurred. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, and we may understate or overstate the provision required for excess and obsolete inventory.

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

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency has audited us through 2010.

We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in our business are written off in the period identified since they will no longer generate any positive cash flows for us. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. Our future cash flows may vary from estimates.

The fair value of our warrant liabilities was determined using the binomial lattice valuation model, including an equal probabilities tree and an early exercise factor. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value recognized in our consolidated statement of operations.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

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

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 15, 2017:

Name	Age	Position
Martin A. Kaplan(1)(2)(3)	79	Chairman of the Board
Lynn J. Davis(1)(2)(3)(4)	70	Director
Dan L. Halvorson(1)(2)(3)	51	Director
Jeffrey A. Quiram(4)	56	President, Chief Executive Officer and Director
William J. Buchanan	68	Chief Financial Officer (Principal Financial and Accounting Officer)
Kenneth E. Pfeiffer	50	Vice President, Engineering
Robert L. Johnson	66	Senior Vice President, Operations
Adam L. Shelton	50	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.

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

Lynn J. Davis has served on our Board since 2005. He served as President, Chief Operating Officer and director of August Technology, a manufacturer of inspection equipment for the semiconductor fabrication industry from 2005 to 2006. From 2002 to 2004, he was a partner at Tate Capital Partners Fund, LLC, a private investment firm he co-founded. Prior to Tate, Mr. Davis was an employee of ADC Telecommunications for 28 years, serving in 14 management positions, including Corporate President, Group President and Chief Operating Officer. In December 2016, he retired as Chairman of the Board of Directors of Flexsteel Industries Inc., a furniture manufacturer. Mr. Davis holds a B.S. in electrical engineering from Iowa State University and an M.B.A. from the University of Minnesota. Our Board has determined that Mr. Davis is qualified to serve as a director because he has extensive knowledge in various management roles in the telecommunications industry, including manufacturing, sales and marketing. In addition, as a venture capitalist, Mr. Davis has worked with smaller companies and brings a valuable entrepreneurial approach to management and compensation issues.

Dan L. Halvorson has served on our Board since 2014 and currently serves as Executive Vice President and Chief Financial Officer for Ingenu, Inc., a pioneer in delivering connectivity exclusively to machines, in the Internet of Things space. Mr. Halvorson was Executive Vice President and Chief Financial Officer for OneRoof Energy, Inc. from 2013 through April 2016, and from 2007 to 2010 he served as the Executive Vice President-Operations and Chief Financial Officer for DivX, Inc. until its acquisition by Sonic Solutions. From 2000 to 2007, Mr. Halvorson held various executive positions with Novatel Wireless, Inc. including Chief Financial Officer. In addition, he was Director of Finance for Dura Pharmaceuticals, Inc. from 1998 to 2000, when the company was acquired by Elan Corporation, and Director of Finance for Alliance Pharmaceutical Corp. from 1996 to 1998. From 1988 to 1994, Mr. Halvorson was with Deloitte & Touche LLC, and subsequently with PriceWaterhouseCoopers LLP from 1994 to 1996 until he joined Alliance Pharmaceutical Corp. Mr. Halvorson is a certified public accountant (inactive) and holds a B.S. in Business Administration, Accounting, from San Diego State University. Our Board has determined that Mr. Halvorson is qualified to serve as a Board director because he has extensive knowledge about public and financial accounting matters.

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

William J. Buchanan has been our Chief Financial Officer since May 2010. Mr. Buchanan joined us in 1998 and served as our Controller from 2000 to May 2010. For 16 years prior to joining us, he was a self-

employed private investor and investment advisor. For the nine years prior to that, he served in various executive and accounting positions with Applied Magnetics Corp and Raytheon Co. Mr. Buchanan holds a B.A. in Economics from California State University, Fresno.

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

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our Annual Meetings of Stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2016 Annual Meeting of Stockholders.

Board Meetings and Committees

During 2016, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of six meetings during 2016. Our Board has three standing committees — an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Compensation Committee has also created the Stock Option Committee (our “Stock Option Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met seven times during 2016. The current members of our Audit Committee are Messrs. Halvorson (Chairman), Kaplan and Davis.

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

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We periodically benchmark our executive and director compensation against publically available peer data. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2016.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be made to our directors.

Our Compensation Committee met three times during 2016. The current members of our Compensation Committee are Messrs. Davis (Chairman), Kaplan and Halvorson. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee consisting of two members — our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit (120,000 shares for 2016). The Stock Option Committee did not meet during 2016. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Kaplan (Chairman), Davis, and Halvorson. Our Nominating Committee met three times during 2016. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ.

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

Candidates for independent Board members have typically been found through recommendations from directors or others associated with us. Our stockholders may also recommend candidates by sending the candidate’s name and resume to our Nominating Committee under the provisions set forth above for communication with our Board. No such suggestions from our stockholders were received in time for our 2016 Annual Meeting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2016.

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2016 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Dan L. Halvorson (Chairman)
Martin A. Kaplan
Lynn J. Davis

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2016, 2015 and 2014 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2016 (our “named executive officers”):

	Year	Salary	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position		($)	($)(1)	($)(1)	($)	($)(2)	($)

Jeffrey A. Quiram	2016	324,450	—	—	—	30,092	354,542
President, Chief	2015	324,450	—	30,177	—	35,754	390,381
Executive Officer, Director	2014	324,450	743,211	—	—	42,814	1,110,475

Robert L. Johnson	2016	242,462	—	—	—	18,508	260,970
Senior Vice President,	2015	242,462	—	16,597	—	15,799	274,858
Operations	2014	242,462	416,554	—	—	15,274	674,290

Adam L. Shelton	2016	247,200	—	—	—	6,977	254,177
Vice President Product	2015	247,200	—	16,597	—	4,850	268,647
Management and Marketing	2014	247,200	424,692	—	—	4,850	676,742

(1)	The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K.
(2)	The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums, certain tax payments and company 401(k) matching for each named executive officer, if applicable, as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. The aggregate dollar amount of perquisites or other personal benefits for Mr. Johnson is less than $10,000. Pursuant to the terms of his employment agreement, Mr. Quiram received $24,704, $30,213 and $37,724 in 2016, 2015 and 2014, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses.

Narrative Disclosure to Summary Compensation Table

Employment Agreement

We entered into an employment agreement with Mr. Quiram in 2005, which was amended in 2007. The employment agreement provides for the following:

•	Appointment as our President, Chief Executive Officer and a member of our Board;

•	A base salary, which was $315,000 per year for 2008-2009 and increased to $324,450 during 2010;

•	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by our Compensation Committee and Mr. Quiram;

•	Accelerated vesting of all his equity grants in the event of an Involuntary Termination or Change of Control (both as defined in his employment agreement);

•	A severance payment equal to one year’s salary and continued benefits for one year in the event of Involuntary Termination;

•	In the event of a Change of Control, whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants;

•	Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near our headquarters; and a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses; and

•	Lease of an automobile.

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

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. In December 2015, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan for 2016 and to not award cash bonuses based on financial objectives in 2016. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2016.

Equity Grants

For 2016, we made no grants of restricted stock awards or options to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exerciseable (1)	Number of Securities Underlying Unexercised Options(#) Unexerciseable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey A. Quiram	278	—		921.60	2/20/2018	—	—
	204	—		921.60	2/20/2018	—	—
	183	—		471.60	5/6/2020	—	—
	587	—		284.40	1/25/2021	—	—
	253	—		262.80	2/9/2022	—	—
	619	—		37.80	3/7/2023	—	—
	18,000	—		31.80	12/5/2023	—	—
	6,667	6,666	(2)	3.30	11/9/2025
	—	—		—	—	—	—

Robert L Johnson	100	—		921.60	2/20/2018	—	—
	114	—		921.60	2/20/2018	—	—
	102	—		471.60	5/6/2020	—	—
	328			284.40	1/25/2021	—	—
	142	—		262.80	2/9/2022	—	—
	347	—		37.80	3/7/2023	—	—
	10,000	—		31.80	12/5/2023	—	—
	3,667	3,666	(2)	3.30	11/9/2025
	—	—		—	—	—	—

Adam L. Shelton	133	—		921.60	2/20/2018	—	—
	116	—		921.60	2/20/2018	—	—
	105	—		471.60	5/6/2020	—	—
	328	—		284.40	1/25/2021	—	—
	144	—		262.80	2/9/2022	—	—
	353	—		37.80	3/7/2023	—	—
	10,000	—		31.80	12/5/2023	—	—
	3,667	3,666	(2)	3.30	11/9/2025
	—	—		—	—	—	—

(1)	These options are fully vested.
(2)	These shares will vest on November 9, 2017.

Non-employee Director Compensation

Summary of Compensation

Our directors who are also our employees do not receive additional compensation for their service on our Board. Our Board maintains a written compensation policy for our non-employee directors. Each director other than our Chairman of the Board receives an annual cash retainer of $20,000, and our Chairman of the Board receives an annual cash retainer of $40,000. The annual cash retainer is paid bi-annually and requires that the director attend at least 75% of our Board meetings. Each director receives a $5,000 annual retainer for service as a member of our three standing committees. Typically, on the date of each annual meeting of stockholders, each director other than our Chairman of the Board receives an equity grant of 10,000 shares of our common stock, and our Chairman of the Board receives a grant of 15,000 shares. However, there were no grants at our October 27, 2016 Annual Meeting. In addition to the foregoing equity grants, new directors receive an initial grant of 25,000 shares of our common stock on the date that they join our Board. Initial equity grants vest in three equal installments, on each anniversary of the grant date, and annual grants vest in two equal installments, on each anniversary of the grant date. Our Board provides a $15,000 annual retainer (which is paid bi-annually) as compensation for service as chairman of our Audit Committee and a $10,000 annual retainer for service as chairman of each of our Compensation Committee and Nominating Committee.

Non-employee directors do not receive compensation from us other than as a director or as committee member. There are no family relationships among our directors and executive officers.

The following table summarizes the compensation paid to our non-employee directors for 2016:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Martin A. Kaplan	60,000	—	—	60,000
Lynn J. Davis	40,000	—	—	40,000
Dan L. Halvorson	45,000	—	—	45,000

(1)	The amounts in this column represent the aggregate grant date fair value of the shares of restricted common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K. As of December 31, 2016: (i) Mr. Kaplan had 5,745 options to purchase common stock and no unvested shares of restricted common stock; (ii) Mr. Davis had 4,412 options to purchase common stock and no unvested shares of restricted common stock; (iii) Mr. Halvorson had 2,667 options to purchase common stock and 555 unvested shares of restricted common stock.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 15, 2017 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 9101 Wall Street, Suite 1300, Austin, Texas 78754.

Name	Number of Shares (1)		Percentage Ownership
Sabby Management, LLC	579,351	(2)	5.5
10 Mountainview Rd Suite 205
Upper Saddle River, NJ 07458
Jeffrey A. Quiram	43,984		*
William J. Buchanan	21,042		*
Robert L. Johnson	24,592		*
Adam L. Shelton	24,670		*
Kenneth E. Pfeiffer	22,474		*
Lynn J. Davis	4,690		*
Martin A. Kaplan	6,233		*
Dan L. Halvorson	3,667		*
All executive officers and directors as a group (8 persons)	151,352		1.4

*	Less than 1%.
(1)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 2017 as follows: Mr. Quiram, 26,790 shares; Mr. Buchanan 13,059 shares; Mr. Johnson 14,802 shares; Mr. Shelton, 14,849 shares; Mr. Pfeiffer, 14,092 shares; Mr. Davis, 3,079 shares; Mr. Kaplan, 3,745 shares; Mr. Halvorson, 1,334 shares; and all executive officers and directors as a group, 91,750 shares.
(2)	Based solely on information reported in a Schedule 13G/A filed with the SEC on January 6, 2017, Sabby Management, LLC, Sabby Healthcare Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Hal Mintz are the beneficial owners of and have shared voting authority with respect to 579,351 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2016 and 2015, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2016	2015
Audit fees (1)	$190,000	$204,000
All other fees (2)	$60,000	$32,000

Total	$250,000	$236,000

(1)	Includes fees for professional services rendered for the audit of our annual consolidated financial statements and review of our annual report on Form 10-K and for reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2016 and 2015.
(2)	These fees related to services rendered for our S-3 and S-1 registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation and Qualifying Accounts	F-25

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document
3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013. (18)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 18, 2016. (29)

3.4	Amended and Restated Bylaws of Registrant. (14)

3.5	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (15)

3.6	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant. (20)

4.1	Form of Common Stock Certificate. (13)

4.2	Form of Series B Preferred Stock Certificate. (28)

4.3	Form of Series C Preferred Stock Certificate. (30)

4.4	Form of Series D Preferred Stock Certificate. (31)

4.5	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (12)

4.6	Certificate of Designations of Registrant of Series B Convertible Preferred Stock of Registrant and form of Series B Convertible Preferred Stock Certificate. (28)

4.7	Certificate of Designations of Registrant of Series C Convertible Preferred Stock of Registrant and form of Series C Convertible Preferred Stock Certificate. (30)

4.8	Certificate of Designations of Registrant of Series D Convertible Preferred Stock of Registrant and form of Series D Convertible Preferred Stock Certificate. (32)

4.9	Forms of Series A and Series B Warrants to Purchase Common Stock issued by Registrant on April 26, 2013. (19)

4.10	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013. (21)

4.11	Form of Warrant Exercise Agreement dated February 14, 2015 and Financial Advisor Warrant. (22)

4.12	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Purchase Agreement. (24)

4.13	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on March 25, 2015. (24)

4.14	Form of Series [A][B] Common Stock Purchase Warrant issued by Registrant on October 14, 2015. (25)

4.15	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on October 14, 2015. (26)

4.16	Form of Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (30)

4.17	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (30)

4.18	Form of Warrant to Purchase Common Stock issued by Registrant on December 14, 2016. (33)

10.1	Form of Change in Control Agreement dated March 28, 2003. (1)***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (7)***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (9)***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (2)**

10.5	License Agreement between Registrant and Sunpower dated May 2, 2005. (3)**

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (4)***

10.7	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (9)***

10.8	2003 Equity Incentive Plan As Amended May 25, 2005. (6)***

10.9	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (4)***

10.10	Management Incentive Plan (July 24, 2006). (8)***

10.11	Compensation Policy for Non-Employee Directors dated March 18, 2005. (5)***

10.12	Form of Director and Officer Indemnification Agreement. (23)***

10.13	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (16)

10.14	First Amendment to Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (17)

10.15	Second Amendment to Lease Agreement between Registrant and Prologis Texas III LLC dated July 18, 2014. (23)

10.16	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (10)

10.17	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007. (11)

10.18	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (11)

10.19	Framework Agreement between Registrant and BAOLI dated November 8, 2007. (11)

10.20	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI). (11)

10.21	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI (Exhibit B to Framework Agreement). (11)

10.22	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements. (27) ***

14	Code of Business Conduct and Ethics. (7)

21	List of Subsidiaries. (34)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (34)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (34)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (34)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (34) *

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (34) *

101	Financials provided in XBRL format. (34)

(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(13)	Incorporated by reference as Exhibit 4.1 to Registrant’s Form 10-K filed March 28, 2014.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(17)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 13, 2012.
(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 30, 2013.
(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(21)	Incorporated by reference as Exhibit 4.9 to Registrant’s Form S-1/A filed August 2, 2013.

(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 17, 2015.
(23)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 12, 2015.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 24, 2015.
(25)	Incorporated by reference as Exhibit 4.11 to Registrant’s Form S-1/A filed October 6, 2015.
(26)	Incorporated by reference as Exhibit 4.12 to Registrant’s Form S-1/A filed October 6, 2015.
(27)	Incorporated by reference as Exhibit A to Registrant’s Schedule 14A filed October 31, 2013.
(28)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 13, 2015.
(29)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 18, 2016.
(30)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 2, 2016.
(31)	Incorporated by reference from Exhibit 4.21 to Registrant’s Form S-1/A filed December 6, 2016.
(32)	Incorporated by reference from Exhibit 4.22 to Registrant’s Form S-1/A filed December 6, 2016.
(33)	Incorporated by reference from Exhibit 4.24 to Registrant’s Form S-1/A filed December 6, 2016.
(34)	Filed herewith.
*	Furnished, not filed.
**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Superconductor Technologies Inc.

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superconductor Technologies Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses since its inception, has an accumulated deficit of $302,086,000 and negative cash flow from operations of $8,105,000 as of and for the year ended December 31, 2016, respectively, and expects to incur substantial additional losses and costs to sustain its operations. Further, the Company’s ability to realize its investment in its infrastructure is dependent on market acceptance and realization of significant revenues from its new products. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, CA

March 30, 2017

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$10,452,000	$7,469,000
Accounts receivable, net	8,000	38,000
Inventory, net	68,000	121,000
Prepaid expenses and other current assets	109,000	122,000

Total Current Assets	10,637,000	7,750,000
Property and equipment, net of accumulated depreciation of $9,350,000 and $7,290,000, respectively	3,491,000	5,551,000
Patents, licenses and purchased technology, net of accumulated amortization of $948,000 and $869,000, respectively	990,000	938,000
Other assets	96,000	126,000

Total Assets	$15,214,000	$14,365,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$336,000	$432,000
Accrued expenses	608,000	418,000

Total Current Liabilities	944,000	850,000
Other long term liabilities	172,000	393,000

Total Liabilities	1,116,000	1,243,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 333,767 and 330,873 issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 7,353,714 and 2,640,548 shares issued and outstanding, respectively	7,000	3,000
Capital in excess of par value	316,177,000	304,089,000
Accumulated deficit	(302,086,000)	(290,970,000)

Total Stockholders’ Equity	14,098,000	13,122,000

Total Liabilities and Stockholders’ Equity	$15,214,000	$14,365,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2016	2015	2014
Revenues	$131,000	$244,000	$632,000

Costs and expenses:
Cost of revenues	3,444,000	3,004,000	1,558,000
Research and development	2,784,000	4,125,000	5,992,000
Selling, general and administrative	5,146,000	5,838,000	5,389,000

Total costs and expenses	11,374,000	12,967,000	12,939,000

Loss from operations	(11,243,000)	(12,723,000)	(12,307,000)
Other Income and Expense
Gain from investment in Resonant LLC joint venture	—	—	3,142,000
Adjustments to fair value of warrant derivatives	183,000	4,852,000	480,000
Adjustment to warrant exercise price	(66,000)	(537,000)	—
Other income	10,000	13,000	434,000
Other expense	—	(207,000)	—

Net loss	$(11,116,000)	$(8,602,000)	$(8,251,000)

Basic and diluted net loss per common share	$(3.53)	$(6.55)	$(9.67)

Basic and diluted weighted average number of common shares outstanding	3,148,376	1,313,753	852,929

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2013	328,925	$—	775,663	$1,000	$281,422,000	$(274,117,000)	$7,306,000
Issuance of common stock (net of costs) from exercise of outstanding warrants			105,965		4,085,000		4,085,000
Stock–based compensation			69,308		862,000		862,000
Net loss						(8,251,000)	(8,251,000)

Balance at December 31, 2014	328,925	—	950,936	1,000	286,369,000	(282,368,000)	4,002,000
Issuance of common stock (net of costs)			1,106,319	1,000	8,889,000		8,890,000
Issuance of Series B preferred stock	4,750	—			4,305,000		4,305,000
Issuance of common stock (net of costs) from exercise of outstanding warrants			61,124		1,687,000		1,687,000
Reclassification of warrant liability upon exercise					669,000		669,000
Conversion of Series B preferred stock to common stock	(2,802)	—	533,762	1,000	(1,000)
Repurchase of common shares to satisfy withholding obligations			(8,926)		(27,000)		(27,000)
Stock–based compensation			(2,667)		2,198,000		2,198,000
Net loss						(8,602,000)	(8,602,000)

Balance at December 31, 2015	330,873	—	2,640,548	3,000	304,089,000	(290,970,000)	13,122,000
Issuance of common stock (net of costs)			2,092,391	2,000	3,220,000		3,222,000
Issuance of Series C preferred stock	1,295	—			1,118,000		1,118,000
Issuance of Series D preferred stock	7,587	—			6,748,000		6,748,000
Stock-based compensation					1,004,000		1,004,000
Cancellation of shares from reverse stock split			(37)
Conversion of Series C preferred stock to common stock	(1,295)	—	419,812
Conversion of Series B preferred stock to common stock	(1,948)	—	371,000
Conversion of Series D preferred stock to common stock	(2,745)	—	1,830,000	2,000	(2,000)
Net loss						(11,116,000)	(11,116,000)

Balance at December 31, 2016	333,767	$—	7,353,714	$7,000	$316,177,000	$(302,086,000)	$14,098,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,116,000)	$(8,602,000)	$(8,251,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,139,000	2,458,000	1,332,000
Stock-based compensation expense	1,004,000	2,198,000	862,000
Provision for excess and obsolete inventories	—	58,000	—
Adjustments to fair value of warrant derivatives	(183,000)	(4,852,000)	(480,000)
Adjustments to warrant exercise price	66,000	537,000	—
(Gain) loss on disposal of property and equipment	—	(1,000)	(114,000)
(Gain) loss from investment in Resonant LLC joint venture	—	—	(3,142,000)
Changes in assets and liabilities:
Accounts receivable	28,000	45,000	(80,000)
Inventory	52,000	(105,000)	2,000
Prepaid expenses and other current assets	12,000	236,000	79,000
Patents and licenses	(130,000)	(128,000)	(70,000)
Other assets	32,000	128,000	62,000
Accounts payable, accrued expenses and other liabilities	(9,000)	(456,000)	(225,000)

Net cash used in operating activities	(8,105,000)	(8,484,000)	(10,025,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Resonant Shares	—	—	3,327,000
Purchase of property and equipment	—	(141,000)	(3,704,000)
Net proceeds from sale of property and equipment	—	1,000	96,000

Net cash used in investing activities	—	(140,000)	(281,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	—	(27,000)	—
Net proceeds from sale of common and preferred stock	11,088,000	13,195,000	—
Net proceeds from sale of warrants	—	1,687,000	4,085,000

Net cash provided by financing activities	11,088,000	14,855,000	4,085,000

Net increase (decrease) in cash and cash equivalents	2,983,000	6,231,000	(6,221,000)
Cash and cash equivalents at beginning of year	7,469,000	1,238,000	7,459,000

Cash and cash equivalents at end of year	$10,452,000	$7,469,000	$1,238,000

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

Since 2010 we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of our HTS Conductus® wire for next generation power applications. While most of our current commercial product revenues come from the sale of high performance wireless communications infrastructure products, production of our Conductus wire is our principal opportunity to grow our future revenue.

Historically, we used research and development contracts as a source of funds for our commercial technology development. Although we are not currently involved as either a contractor or subcontractor on contracts with the U.S. government, in November 2016, we were selected as the prime recipient of a $4.5 million program award provided by the U.S. Department of Energy.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $302.1 million. In 2016, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. In 2015, we had an accumulated deficit of $291 million, a net loss of $8.6 million and negative cash flows from operations of $8.5 million. At December 31, 2016, we had $10.5 million in cash. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2018. Our cash resources may not be sufficient to fund our business through March 30, 2018. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

In 2016, we undertook steps to reduce our ongoing operating costs and we raised net cash proceeds of $11.1 million from the sale of our common and preferred shares and warrants.

On July 19, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split.

We have reviewed recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our consolidated financial statements as of and for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. We have evaluated our material contracts, and have concluded that the impact of adopting the standard on our financial statements and related disclosure will not be material. The standard, as amended, will be effective for annual periods beginning after December 15, 2017.

In July 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015. We are currently evaluating the impact, if any, the adoption of ASU 2014-12 may have on our current practices.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Sub-Topic 205-40)”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. We have early adopted this guidance.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (“LIFO”) or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. The adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early-adopted ASU 2015-17 effective January 1, 2016 on a prospective basis. Adoption of this ASU resulted in all deferred tax assets and liabilities being presented as non-current in the Consolidated Balance Sheet as of January 1, 2016. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently assessing the potential impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The new standard is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period. We have determined that the impact of this standard will not be material. We will adopt this standard commencing for 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. No early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-15 on our consolidated financial statements and related disclosures.

Principles of Consolidation

The consolidated financial statements include the accounts of Superconductor Technologies Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with what management believes to be quality financial institutions and exceed FDIC limits. Historically, we have not experienced any losses due to such concentration of credit risk.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are generally recorded in other income or expense. In 2016 and 2015 there were disposals totaling $0 and $99,000 respectively, and gains of $0 and $1,000, respectively, from these disposals.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards.. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long lived assets for recoverability in each of the last three years and did not believe there was any impairment.

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

No liabilities for uncertain tax positions were recognized in the current year. No interest or penalties on uncertain tax positions have been charged to operations to date. We are not under examination by any taxing authorities. The California and federal statute of limitations for examination of us is open for 2012 and 2013, respectively, and subsequent filings.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2016.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2016	2015	2014
Cost of revenue	$6,000	$10,000	$—
Research and development	142,000	332,000	204,000
Selling, general and administrative	856,000	1,856,000	658,000

	$1,004,000	$2,198,000	$862,000

The impact to the consolidated statements of operations for 2016, 2015 and 2014 on basic and diluted earnings per share was $0.32, $1.68 and $1.01, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, intangibles, fair value of options and warrants, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of December 31, 2016 and December 31, 2015 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives. See Note 5 — Stockholders Equity — Warrants.

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

We currently sell most of our products directly to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. In 2016, we had two customers that represented 55% and 23% of total net revenues and 41% of our accounts receivable. In 2015, these two customers represented 70% and 10% of total net revenues and 40% of our accounts receivable. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Note 3 — Short Term Borrowings

None

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2016, 2015 or 2014.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2016, 2015 and 2014 as follows:

	2016	2015	2014
Tax benefit computed at federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in valuation allowance	(39.8)	(30.0)	(39.8)
Permanent differences (stock options, warrant fair value, other	—	(9.8)	—
State taxes, net of federal benefit	5.8	5.8	5.8

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2016	2015
Loss carryforwards	$1,173,000	$15,208,000
Depreciation & Amortization	1,755,000	1,084,000
Tax credits	—	574,000
Inventory	—	308,000
Other	71,000	101,000
Less: valuation allowance	(2,999,000)	(17,275,000)

	$—	$—

As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of approximately $344.3 million and $119.6 million, respectively, which expire in the years 2017 through 2036. Of these amounts, $77.5 million and $5.1 million, respectively, resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $2.9 million and $2.8 million, respectively, will be available for reduction of future taxable income.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheets. The valuation allowance decreased by $14,276,000 in 2016 and increased by $3,335,500 in 2015.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate,” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013, and December 2016. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, and December 2016. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million and $266 million, respectively, which were incurred prior to the 2016 ownership changes, will be subject in future periods to annual limitations of $126,000. Net operating losses incurred by us subsequent to the ownership changes totaled $430,000 and are not subject to this limitation.

Note 5 — Stockholders’ Equity

Public Offerings

On December 14, 2016 we issued 1,798,787 shares of common stock at a price of $1.50 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $2.00. For certain investors who would otherwise have held more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors , in lieu of shares of common stock, 7,586.82 shares of a new class of preferred stock designated Series D Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $1.50 per share of common stock, together with an equivalent number of warrants in the same form and economic terms based on the related purchase price as the purchasers of the common stock. Each of the Series D Preferred and the warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%. The sale of these shares reset the exercise price of the warrants related to our August 2013 financing to $1.50. This offering provided gross proceeds of $10.3 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $9.2 million.

On August 2, 2016, we issued (i) an aggregate of 293,604 shares of our common stock at a price of $3.08375 per share and (ii) to investors, whose purchase of our common stock would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, an aggregate of 1,294.595255 shares of our Series C Convertible Preferred Stock. The Series C Preferred has a stated value of $1,000 and is convertible into shares of our common stock at $3.08375 per share. Subject to certain prohibitions on conversion, the 1,294.595255 shares of Series C Preferred would be convertible into an aggregate of 419,812 shares of our common stock. In a concurrent private placement, each Purchaser in the registered offering also received warrants to purchase 0.75 of a share of common stock for each share of common stock (or common stock underlying the Series C Preferred) purchased in such registered offering, or up to an aggregate of 535,062 warrants. The warrants have an exercise price of $3.00 per share and are exercisable during the period following the nine month anniversary of the date of issuance of the warrants until the five and a half year anniversary of the date of issuance. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. Each of the Series C Preferred and the warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%. In addition, we granted the placement agent in the registered offering and concurrent private placement, an aggregate of 49,939 five-year warrants to purchase our common shares at $3.855. This offering provided gross proceeds of $2.2 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.9 million.

On October 14, 2015, in a registered direct offering, we sold 902,132 Class A Units (consisting of one share of our common stock, a Series A warrant to purchase one share of our common stock at an exercise price equal to $5.25, (“Series A warrant”), and a Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $6.00 per share, (“Series B warrant”)). The shares of common stock, Series A warrants and Series B warrants part of a Class A Unit were immediately separable and were issued separately in this offering. We also sold to purchasers, whose purchase of Class A Units in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, 4,750.0005 Class B Units. Each Class B Unit will consist of one share of our Class B Convertible Preferred Stock, or the Series B Preferred, with a stated value of $1,000 and convertible into 902,132 shares of our common stock at $5.25 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price. The Series B Preferred do not generally have any voting rights but are convertible into shares of common stock. The shares of Series B Preferred, Series A warrants and Series B warrants part of a Class B Unit were immediately separable and were issued separately in this offering.

Preferred Stock

Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock (par value $.001 per share) in one or more series and to fix the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, redemption price or prices, liquidation preferences, and the number of shares constituting any series or the designation of such series. There is no beneficial conversion feature related to the conversion or liquidation of any of our preferred shares.

In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our old common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. In 2013, 235,717 of these preferred shares were converted into 196,422 shares of our old common stock. There was no conversion of these preferred shares into common stock in 2016 or 2015. At December 31, 2016, the 328,925 preferred shares issued and outstanding could be converted into 18,274 shares of common stock. Except for a preference on liquidation of $.001 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the Series A Preferred Stock, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at the date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

On December 14, 2016 we issued 7,586.82 shares of Series D Convertible Preferred Stock (see “Public Offerings,” above).

As of December 31, 2016, 2,745 of the 7,586.82 Series D Preferred shares had been converted to 1,830,000 shares of our common stock and 4,841.82 Series D preferred (convertible into 3,227,880 common shares) remained issued and outstanding. All of our prior issued Series B and C Preferred Stock had been converted into our common stock at December 31, 2016.

Common Stock

On December 14, 2016 we issued 1,798,787 shares of common stock at a price of $1.50 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $2.00. For certain investors who would otherwise hold more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors in the form of Class B Units, 7,586.82 shares of a new class of preferred stock designated Series D Convertible Preferred Stock with a stated value of $1,000 and which are convertible into 5,057,880 shares of our common stock at a conversion price equal to $1.50 per share.

On July 27, 2016, we entered into a Securities Purchase Agreement with certain investors pursuant to which we agreed to issue, (i) an aggregate of 293,604 shares of our common stock at a price of $3.08375 per share and (ii) to investors, whose purchase of our common stock would otherwise result in the investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of the offering, an aggregate of 1,294.595255 shares of our Series C

Convertible Preferred Stock (the “Series C Preferred”). The Series C Preferred have a stated value of $1,000 and are convertible into 419,812 shares of our common stock at $3.08375 per share.

On October 14, 2015, in a registered direct offering, we sold 902,132 Class A Units (consisting of one share of our common stock, a Series A warrant to purchase one share of our common stock at an exercise price equal to $5.25, and a Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $6.00 per share and 4,750.0005 Class B Units (convertible into 902,132 shares of our common stock at $5.25 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price).

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

At various times during 2014, a total of 105,965 warrants were exercised at $38.55 each, providing us with net proceeds of $4.1 million.

Equity Awards

At December 31, 2016, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

There were no stock option exercises in the last three years.

No stock options were granted in 2016, but stock options were granted in 2015 and 2014. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2016	2015	2014
Per share fair value at grant date	—	$0.15	$1.97
Risk free interest rate	—	1.4%	1.1%
Expected volatility	—	98.8%	100.2%
Dividend yield	—	0%	0%
Expected life in years	—	4.0	4.0

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

At December 31, 2016, common stock totaling 96,191 shares was available for future grants and options covering 131,158 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	76,805	$83.70
Granted	3,333	42.75
Canceled	(75)	2,371.95
Exercised	—	—

Outstanding at December 31, 2014	80,063	79.80
Granted	58,000	3.30
Canceled	(6,490)	243.30
Exercised	—	—

Outstanding at December 31, 2015	131,573	38.10
Granted	—	—
Canceled	(415)	674.22
Exercised	—	—

Outstanding at December 31, 2016	131,158	$36.03

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2016:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30 - $3.30	58,000	8.9	$3.30	29,000	$3.30
31.80 - 31.80	63,167	6.9	31.80	63,167	31.80
37.80 - 42.75	5,405	6.8	40.85	4,293	40.36
122.10 - 284.40	2,376	4.4	268.88	2,376	268.88
$315.00 - $921.60	2,210	1.8	753.61	2,210	753.61

	131,158	7.6	$36.03	101,046	$45.35

Our outstanding options expire on various dates through November 2025. The weighted-average contractual term of outstanding options was 7.6 years and the weighted-average contractual term of currently exercisable stock options was 7.3 years. There were no exercisable options at December 31, 2016 or December 31, 2015 with a price less than the then market value. At December 31, 2014, outstanding options covering 70,222 shares, with an intrinsic value of $672,000, had an exercise price less than the current market value and 35,111 of these options were exercisable, with an intrinsic value of $336,000.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. The following is a summary of our restricted stock award transactions for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2015	34,153	$41.55
Granted	—	—
Vested	(33,598)	41.97
Forfeited	—	—

Balance nonvested at December 31, 2016	555	$41.40

There were no restricted stock awards. The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2016	2015	2014
Weight-average grant date fair value	—	$16.20	$42.15
Fair value of restricted stock awards granted	—	$16,000	$2,990,000
Fair value of restricted stock awards vested	—	$1,420,000	$143,000

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest may be net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the year ended December 31, 2015 we withheld 8,926 shares to satisfy $26,000 of employees’ tax obligations. There was no such withholding for the years ended December 31, 2016 or December 31, 2014.

No stock compensation cost was capitalized during the periods. At December 31, 2016, the total compensation cost related to non-vested option awards not yet recognized was $398,000 and the weighted-average period over which the cost is expected to be recognized is 10 months. The total compensation cost related to non-vested stock awards not yet recognized was $4,000, and the weighted-average period over which the cost is expected to be recognized is 3 months.

Warrants

The following is a summary of outstanding warrants at December 31, 2016:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
(1) Warrants related to February 2012 financing	27,963	27,963	$243.00	February 22, 2017
(2) Warrants related to April 2013 financing	17,127	17,127	$81.75	April 26, 2019
(3) Warrants related to August 2013 financing	407,825	407,825	$1.50	August 9, 2018
(4) Warrants related to February 2015 agreement	3,056	3,056	$45.05	February 13, 2020
(5) Warrants related to March 2015 financing	102,093	102,093	$24.49	September 24, 2020
(6) Warrants related to March 2015 financing	10,209	10,209	$30.61	March 20, 2020
(7) Warrants related to October 2015 financing	1,355,171	1,355,171	$6.00	October 14, 2020
(8) Warrants related to October 2015 financing	90,345	90,345	$6.56	October 14, 2020
(9) Warrants related to August 2016 financing	535,062	0	$3.00	February 2, 2022
(10) Warrants related to August 2016 financing	49,939	0	$3.86	August 2, 2021
(11) Warrants related to December 2016 financing	6,856,667	6,856,667	$2.00	December 14, 2021

On December 14, 2016 we issued 1,798,787 shares of common stock at a price of $1.50 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $2.00. For certain investors who would otherwise have held more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors, in lieu of shares of common stock, 7,586.82 shares of a new class of preferred stock designated Series D Convertible Preferred Stock with a stated value of $1,000 and which are convertible into 5,057,880 shares of our common stock at a conversion price equal to $1.50 per share. The sale of these shares reset the exercise price of warrants (3) to $1.50. The warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%.

On August 2, 2016, in a concurrent private placement transaction, investors who purchased shares of common stock or Series C Preferred in our registered offering received warrants to purchase 0.75 of a share of common stock for each share of common stock (or common stock underlying the Series C Preferred) purchased in such registered offering, or up to an aggregate of 535,062 warrants. The warrants have an exercise price of $3.00 per share and are exercisable during the period following the nine month anniversary of the date of issuance of the warrants until the five and a half year anniversary of the date of issuance. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%. In addition, we granted the placement agent in the registered offering and concurrent private placement, an aggregate of 49,939 five-year warrants to purchase our common shares at $3.855.

On October 14, 2015, in a registered direct offering, we sold 902,132 Class A Units (consisting of one share of our common stock, a Series A warrant to purchase one share of our common stock at an exercise price equal to $5.25, and a Series B warrant to purchase 0.75 of a share of our common stock at an exercise price equal to $6.00 per share and 4,750.0005 Class B Units (convertible into 902,132 shares of our common stock at $5.25 per share, the public offering price of the Class A Units, together with the equivalent number of Series A warrants and Series B warrants as would have been issued to such purchaser if they had purchased Class A Units based on the public offering price).

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

At various times during 2014, a total of 105,965 warrants were exercised at $38.55 each, providing us with net proceeds of $4.1 million.

Warrants (1)-(2) and (4)-(11), above, are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

Warrants (3), above, contain a provision whereby the warrant exercise price is decreased in the event that future common stock issuances are made at a price less than the then applicable exercise price. We have determined that warrants (3) are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years (these two year warrants expired on August 9, 2015 and are no longer listed in the table of outstanding warrants above); risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be approximately $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the fair value of these warrant liabilities at December 31, 2014 and December 31, 2015 were, respectively, were $5.2 million and $245,000.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrant liabilities at December 31, 2016 as follows: expected life of 1.6; risk free interest rates of 1.15%; expected volatility of 147% and; dividend yield of 0%. The December 31, 2016 fair value of these warrants was estimated to be $127,000. The fair value was reduced by $4.8 million and $183,000, respectively, from December 31, 2014 to December 31, 2015 and from December 31, 2015 to December 31, 2016 principally due to our reduced market stock price and expiration of unvested warrants.

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $62,000 to the 401(k) plan in 2016, and $85,000 and $104,000 in 2015 and 2014, respectively.

Note 7 — Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases. All of our operations, including our manufacturing facilities, were located in industrial complexes in Santa Barbara, California and Austin, Texas. We occupied approximately 14,000 square feet in Santa Barbara, California and 94,000 square feet in Austin, Texas under long-term leases. In November 2016, our Santa Barbara lease expired and we consolidated those operations in our Austin, Texas facility. In December 2016, we renewed our Austin lease for an additional three year term and that lease now expires in April 2020. Our Austin lease contains a renewal option and also require us to pay utilities, insurance, taxes and other operating expenses. Although we currently have excess capacity, we believe this facility can be managed in a flexible and cost effective manner and are adequate to meet current and reasonably anticipated needs for approximately the next two years.

For 2016, 2015 and 2014, rent expense was $643,000, $514,000, and $815,000 respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2017 to 2020. Royalty expenses totaled $45,000 in 2016, $45,000 in 2015 and $30,000 in 2014. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2017	$45,000	$928,000
2018	45,000	895,000
2019	—	904,000
2020	—	221,000
2021	—	—
Thereafter	—	—

Total payments	$90,000	$2,948,000

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2016	2015	2014
Outstanding stock options	131,158	131,573	80,063
Unvested restricted stock awards	555	34,153	70,503
Outstanding warrants	9,455,457	3,830,127	633,263

Total	9,587,170	3,995,853	783,829

Also, the convertible preferred stock, which is convertible into 3,246,154 and 389,273 and 18,274 shares of common stock at December 31, 2016 and 2015 and 2014, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2016	December 31, 2015
Accounts receivable:
Accounts receivable-trade	$13,000	$43,000
Less: allowance for doubtful accounts	(5,000)	(5,000)

	$8,000	$38,000

	December 31, 2016	December 31, 2015
Inventories:
Raw materials	$68,000	$651,000
Reserve for raw materials	—	(578,000)
Work-in-process	—	28,000
Reserve for work-in-process	—	(28,000)
Finished goods	—	216,000
Reserve for finished goods	—	(168,000)

	$68,000	$121,000

	December 31, 2016	December 31, 2015
Property and Equipment:
Equipment	$11,571,000	$11,571,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,841,000	12,841,000
Less: accumulated depreciation and amortization	(9,350,000)	(7,290,000)

	$3,491,000	$5,551,000

Depreciation and amortization expense amounted to $2,061,000, $2,383,000, and $1,259,000 in 2016, 2015, 2014, respectively. In 2016, 2015 and 2014 we disposed of older, fully depreciated equipment with an acquisition value of $0, $52,000 and $8,000,000, respectively.

	December 31, 2016	December 31, 2015
Patents, Licenses and Purchased Technology:
Patents pending	$566,000	$555,000
Patents issued	1,372,000	1,252,000
Less accumulated amortization	(948,000)	(869,000)

Net patents issued	424,000	383,000

	$990,000	$938,000

Amortization expense related to these items totaled $78,000, $75,000 and, $73,000 in 2016, 2015, and 2014, respectively. Amortization expenses related to these items are expected to total $81,000 in 2017 and $80,000 in 2018.

	December 31, 2016	December 31, 2015
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$105,000	$98,000
Compensated absences	144,000	197,000
Compensation related	17,000	38,000
Warranty reserve	8,000	23,000
Deferred rent	37,000	132,000
Other	342,000	78,000
Fair value of warrant derivatives	127,000	245,000

Total	780,000	811,000
Less current portion	(608,000)	(418,000)

Long-term portion	$172,000	$393,000

	2016	2015	2014
Warranty Reserve Activity:
Beginning balance	$23,000	$38,000	$151,000
Additions	—	—	—
Deductions	(15,000)	(15,000)	(113,000)

Ending balance	$8,000	$23,000	$38,000

Note 12 — Subsequent Events

At various times from January 1, 2017 through February 16, 2017, all of our remaining unconverted 4,841.82 Series D Preferred shares were converted into 3,227,880 shares of our common stock.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2016
Allowance for Uncollectible Accounts	$5,000	$—	$—	$—	$5,000
Reserve for Inventory Obsolescence	774,000	—	774,000	—	—
Reserve for Warranty	23,000	—	—	(15,000)	8,000
Deferred Tax Asset Valuation Allowance	17,275,000	—	—	(14,276,000)	2,999,000

2015
Allowance for Uncollectible Accounts	$1,000	$4,000	$—	$—	$5,000
Reserve for Inventory Obsolescence	733,000	41,000	—	—	774,000
Reserve for Warranty	38,000	—	—	(15,000)	23,000
Deferred Tax Asset Valuation Allowance	13,940,000	3,335,000	—	—	17,275,000

2014
Allowance for Uncollectible Accounts	$1,000	$—	$—	$—	$1,000
Reserve for Inventory Obsolescence	722,000	11,000	—	—	733,000
Reserve for Warranty	151,000	—	—	(113,000)	38,000
Deferred Tax Asset Valuation Allowance	9,548,500	4,391,500	—	—	13,940,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2017

/s/ Dan L. Halvorson Dan L. Halvorson	Director	March 30, 2017

/s/ Lynn J. Davis Lynn J. Davis	Director	March 30, 2017

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman of the Board	March 30, 2017