Form 10-Q
period 2017-04-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2017-05-16
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒

We had 10,724,261 shares of our common stock outstanding as of the close of business on May 6, 2017.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended April 1, 2017

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

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016

Revenues	$1,000	$89,000

Costs and expenses:
Cost of revenues	862,000	864,000
Research and development	650,000	716,000
Selling, general and administrative	1,120,000	1,163,000

Total costs and expenses	2,632,000	2,743,000

Loss from operations	(2,631,000)	(2,654,000)

Other Income and Expense:
Adjustments to fair value of warrant derivatives	(3,000)	21,000
Other income	5,000	3,000

Net loss	$(2,629,000)	$(2,630,000)

Basic and diluted net loss per common share	$(0.26)	$(1.00)

Basic and diluted weighted average number of common shares outstanding	9,967,932	2,626,824

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2017	December 31, 2016
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$8,414,000	$10,452,000
Accounts receivable, net	—	8,000
Inventories, net	53,000	68,000
Prepaid expenses and other current assets	19,000	109,000

Total Current Assets	8,486,000	10,637,000

Property and equipment, net of accumulated depreciation of $9,912,000 and $9,350,000, respectively	2,929,000	3,491,000
Patents, licenses and purchased technology, net of accumulated amortization of $954,000 and $948,000, respectively	1,024,000	990,000
Other assets	69,000	96,000

Total Assets	$12,508,000	$15,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$349,000	$336,000
Accrued expenses	410,000	608,000

Total Current Liabilities	759,000	944,000
Other long term liabilities	177,000	172,000

Total Liabilities	936,000	1,116,000

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 333,767 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 10,590,928 and 7,353,714 shares issued and outstanding, respectively	10,000	7,000
Capital in excess of par value	316,277,000	316,177,000
Accumulated deficit	(304,715,000)	(302,086,000)

Total Stockholders’ Equity	11,572,000	14,098,000

Total Liabilities and Stockholders’ Equity	$12,508,000	$15,214,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2016 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,629,000)	$(2,630,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,000	580,000
Stock-based compensation expense	103,000	261,000
Adjustments to fair value of warrant derivatives	3,000	21,000
Changes in assets and liabilities:
Accounts receivable	9,000	(32,000)
Inventories	15,000	(43,000)
Prepaid expenses and other current assets	90,000	(61,000)
Patents and licenses	(41,000)	(50,000)
Other assets	27,000	126,000
Accounts payable, accrued expenses and other current liabilities	(183,000)	(67,000)

Net cash used in operating activities	(2,038,000)	(1,895,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—
Net proceeds from the sale of property and equipment	—	—

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	—
Net proceeds from the exercise of outstanding warrants	—	—

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(2,038,000)	(1,895,000)
Cash and cash equivalents at beginning of period	10,452,000	7,469,000

Cash and cash equivalents at end of period	$8,414,000	$5,574,000

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

Our initial superconducting products were completed in 1998, and we began delivery to a number of wireless network providers. In the following 14 years, our cost reducing efforts led to the invention of our proprietary, high-yield and high throughput HTS material deposition manufacturing process.

Since 2010, we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of our HTS Conductus® wire for next generation power applications. Our current commercial product revenues come from the sale of our legacy high performance wireless communications infrastructure products. Production of our Conductus wire is our principal opportunity to grow our future revenue.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2016. The results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results for all of 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $304.7 million. In 2016, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. At April 1, 2017, we had $8.4 million in cash and cash equivalents compared to $10.5 million in cash and cash equivalents as of December 31, 2016. Our current forecast is that our existing cash and cash equivalents resources will be sufficient to fund our planned operations into the first quarter of 2018. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

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

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above. On July 18, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split as applicable. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We have not made any material changes to these policies.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are maintained with what we believe to be quality financial institutions and exceed FDIC limits. Historically, we have not experienced any losses due to such concentration of credit risk.

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

Revenue Recognition

Our revenues have principally been derived from the sale of our wireless communications products, and are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net revenues. Shipping and handling fees associated with freight are generally included in cost of revenues.

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

Inventories

Inventories were stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our April 1, 2017 net inventory value was $53,000, compared to a December 31, 2016 value of $68,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

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

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability during 2016 and at April 1, 2017 and did not believe there was any impairment.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. The adoption of this guidance has not had a material impact on our condensed consolidated financial statements as we concluded our tax positions are highly certain of being settled at 100% of the benefit claimed. Guidance is also provided on the accounting for the related interest and penalties, financial statement and disclosure. We are currently not under examination by any taxing authority nor have we been notified of an impending examination. The oldest California and federal tax years that remain open to possible evaluation and interpretation of our tax position are 2012 and 2013, respectively.

As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $344.3 million and $119.6 million, respectively, which expire in the years 2017 through 2036. However, during 2016, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $2.9 million and $2.8 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended April 1, 2017 and April 2, 2016.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended April 1, 2017 and April 2, 2016, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	April 1, 2017	April 2, 2016

Cost of revenues	$—	$1,000
Research and development	14,000	37,000
Selling, general and administrative	89,000	223,000

Total stock-based compensation expense	$103,000	$261,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of April 1, 2017 approximate fair value.

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

Current sales of our wireless products are to wireless network operators in the United States and our product sales have historically been concentrated in a small number of customers. At April 1, 2017, AT&T and Verizon Wireless represented 100% of total net revenues and none of accounts receivable. In 2016, two customers represented 55% and 23% of total net revenues and 41% of accounts receivable. The loss or reduction in sales, or the inability to collect outstanding accounts receivable, from any of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently rely on a limited number of suppliers for key components of our products. The loss of any of these suppliers could have material adverse effects on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended April 1, 2017:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2016	333,767	$—	7,353,714	$7,000	$316,177,000	$(302,086,000)	$14,098,000
Conversion of Series D preferred stock to common stock	(4,842)	—	3,227,880	3,000	(3,000)		—
Stock-based compensation			9,334		103,000		103,000
Net loss						(2,629,000)	(2,629,000)

Balance at April 1, 2017	328,925	$—	10,590,928	$10,000	$316,277,000	$(304,715,000)	$11,572,000

Stock Options

At April 1, 2017, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended April 1, 2017 or during the three months ended April 2, 2016.

The impact to the condensed consolidated statements of operations for the quarter ended April 1, 2017 on net loss was $98,000 and $0.01 on basic and diluted net loss per common share and for the quarter ended April 2, 2016 the impact was $99,000 and $0.04 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $321,000 and the weighted-average period over which the cost is expected to be recognized was 10 months at April 1, 2017.

The following is a summary of stock option transactions under our Stock Option Plans at April 1, 2017:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2016	131,158	$3.30 - $921.60	$36.03	101,046	$45.35
Granted	—		—
Exercised	—		—
Canceled	(28)	322.20 -379.80	339.17

Balance at April 1, 2017	131,130	$3.30 - $921.60	$35.96	102,130	$45.24

The outstanding options expire on various dates through the end of November 2025. The weighted-average contractual term of options outstanding is 7.4 years and the weighted-average contractual term of stock options currently exercisable is 7.1 years. The exercise prices for these options range from $3.30 to $921.60 per share, for an aggregate exercise price of $4.7 million. At April 1, 2017, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at April 1, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance nonvested at December 31, 2016	555	$41.40
Granted	9,334	1.16
Vested	(555)	41.40
Forfeited	—	—

Balance nonvested at April 1, 2017	9,334	$1.16

The impact to the condensed consolidated statements of operations for the three months ended April 1, 2017 was $5,000 and $0.00 on basic and diluted net loss per common share and for the quarter ended April 2, 2016 the impact was $162,000 and $0.06 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $10,000 and the weighted-average period over which the cost is expected to be recognized was 13 months.

Warrants

The following is a summary of outstanding warrants at April 1, 2017:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date

(1)	Warrants related to April 2013 financing	17,127	17,127	$81.75	April 26, 2019
(2)	Warrants related to August 2013 financing	407,825	407,825	$1.50	August 9, 2018
(3)	Warrants related to February 2015 agreement	3,056	3,056	$45.05	February 13, 2020
(4)	Warrants related to March 2015 financing	102,093	102,093	$24.49	September 24, 2020
(5)	Warrants related to March 2015 financing	10,209	10,209	$30.61	March 20, 2020
(6)	Warrants related to October 2015 financing	1,355,171	1,355,171	$6.00	October 14, 2020
(7)	Warrants related to October 2015 financing	90,345	90,345	$6.56	October 14, 2020
(8)	Warrants related to August 2016 financing	535,062	535,062	$3.00	February 2, 2022
(9)	Warrants related to August 2016 financing	49,939	49,939	$3.86	August 2, 2021
(10)	Warrants related to December 2016 financing	6,856,667	6,856,667	$2.00	December 14, 2021

Warrants (1) and (3)-(10) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

We have determined that warrants (2) are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years; risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be approximately $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the fair value of these warrant liabilities at December 31, 2014 and December 31, 2015, respectively, were $5.2 million and $245,000.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (2) at December 31, 2016 was as follows: expected life of 1.6 years; risk free interest rates of 1.15% expected volatility of 147% and; dividend yield of 0% and the December 31, 2016 fair value of these warrants was estimated to be $127,000.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (6) at April 1, 2017 was as follows: expected life of 1.4 years; risk free interest rates of 1.1% expected volatility of 151% and; dividend yield of 0% and the April 1, 2017 fair value of these warrants was estimated to be $130,000. The fair value of warrants accounted for as derivative liabilities was increased by $3,000 from December 31, 2016 to April 1, 2017.

4. Loss Per Share

Basic and diluted net loss per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	April 1, 2017	April 2, 2016

Outstanding stock options	131,130	131,557
Unvested restricted stock awards	9,334	33,598
Outstanding warrants	9,427,494	3,830,128

Total	9,567,958	3,995,283

Also, the preferred stock convertible into 18,274 shares of common stock was not included since its impact would be anti-dilutive.

5. Commitments and Contingencies

Operating Leases

We lease our offices and production facility under a non-cancelable operating lease in Austin, Texas that expires in April 2020. The lease contains minimum rent escalation clauses that require additional rental amounts after the first year. Rent expense for these leases is recognized on a straight line basis over the minimum lease term. This lease also requires us to pay utilities, insurance, taxes and other operating expenses and contains one five-year renewal option.

For the three months ended April 1, 2017 and April 2, 2016, rent expense was $125,000 and $152,000 respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2017 to 2020. Royalty expense totaled $11,000 and $11,000 for the three months ended April 1, 2017 and April 2, 2016, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2017	$45,000	$673,000
2018	45,000	895,000
2019	—	904,000
2020	—	221,000
2021	—	—
Thereafter	—	—

Total payments	$90,000	$2,693,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	April 1, 2017	December 31, 2016

Accounts receivable:
Accounts receivable-trade	$5,000	$13,000
Less: allowance for doubtful accounts	(5,000)	(5,000)

	$—	$8,000

	April 1, 2017	December 31, 2016
Inventories:
Raw materials	$53,000	$68,000

	$53,000	$68,000

	April 1, 2017	December 31, 2016
Property and Equipment:
Equipment	$11,571,000	$11,571,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,841,000	12,841,000
Less: accumulated depreciation and amortization	(9,912,000)	(9,350,000)

	$2,929,000	$3,491,000

Depreciation expense amounted to $562,000 and $561,000 for the three month periods ended April 1, 2017 and April 2, 2016, respectively.

	April 1, 2017	December 31, 2016
Patents and Licenses:
Patents pending	$460,000	$566,000

Patents issued	1,518,000	1,372,000
Less accumulated amortization	(954,000)	(948,000)

Net patents issued	564,000	424,000

	$1,024,000	$990,000

Amortization expense related to these items totaled $6,000 and $19,000, for the three month periods ended April 1, 2017 and April 2, 2016, respectively. Amortization expenses are expected to total $20,000 for the remainder of 2017 and $30,000 in 2018 and 2019.

	April 1, 2017	December 31, 2016
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$52,000	$105,000
Compensated absences	179,000	144,000
Compensation related	20,000	17,000
Warranty reserve	8,000	8,000
Deferred rent	39,000	37,000
Other	159,000	342,000
Fair value of warrant derivatives	130,000	127,000

	587,000	780,000
Less current portion	(410,000)	(608,000)

Long term portion	$177,000	$172,000

	For the three months ended,
	April 1, 2017	April 2, 2016
Warranty Reserve Activity:
Beginning balance	$8,000	$23,000
Additions	—	—
Deductions	—	(13,000)

Ending balance	$8,000	$10,000

8. Subsequent Events

On April 19, 2017, we received $200,000 from the exercise of 133,333 outstanding warrants at $1.50 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation, and decreasing electrical noise.

Commercialization

Our development efforts over the last 28 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. STI’s strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR (nuclear magnetic resonance) and MRI (magnetic resonance imaging)), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufacturers to complete qualification and acceptance testing of Conductus wire. We expect to begin commercial production of Conductus wire in late 2017.

Our development efforts (including those described under “Our Future Business” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Results of Operations

Quarter Ended April 1, 2017 compared to the Quarter Ended April 2, 2016

Net revenues decreased by $88,000, or 99%, to $1,000 in the first quarter of 2017 from $89,000 in the first quarter of 2016. The decrease is the result of low sales volume for our wireless communications products. We sell this legacy product to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for these wireless products were essentially unchanged. Our largest customer accounted for 100% and 77%, respectively, of our net commercial revenues in the first quarters of 2017 and 2016. This customer generally purchased products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. Certain customer testing of our new Conductus wire was not completed in the first quarter of 2017 and no sales of our Conductus wire were recorded.

Cost of revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of revenues decreased to $862,000 in the first quarter of 2017 compared to $864,000 for the first quarter of 2016, a decrease of $2,000 or 0.2%. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	For the quarters ended
	April 1, 2017	April 2, 2016
	(Dollars in thousands)
Net product sales	$1	$89
Total cost of product sales	862	864

Gross loss	$(861)	$(775)

We had a gross loss of $861,000 in the first quarter of 2017 from the sale of our products compared to a gross loss of $775,000 in the first quarter of 2016. We experienced a gross loss in the first quarter of 2016 due to: our preproduction manufacturing efforts to bring our Conductus wire to market and; our sales being insufficient to cover our overhead. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue through the third quarter of 2017.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. Total expenses totaled $650,000 and $716,000, respectively, in the first quarters of 2017 and 2016. Our 2017 expenses were lower compared to 2016 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses were $1.1 million and $1.2 million, respectively, in the first quarters of 2017 and 2016. Lower, non-cash stock award expenses in 2017 were the principal cause of this decrease.

We had a loss from the adjustment to the fair value of our warrant derivatives of $3,000 in the first quarter of 2017 and a gain of $21,000 in the first quarter of 2016. These fair value adjustments are due to multiple factors including our stock price, as well as our financing activities affecting the warrant exercise price. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. See Note 3 — Stockholders’ Equity: Warrants.

Other income of $5,000 and $3,000 in the first quarters of 2017 and 2016, respectively, was from interest income.

We had a net loss of $2.6 million for both quarters ended April 1, 2017 and April 2, 2016, respectively. The net loss available to common stockholders totaled $0.26 per common share in the first quarter of 2017, compared to a net loss of $1.00 per common share in the first quarter of 2016. The first quarter 2017 decrease in net loss per common share available to common stockholders is largely due to the increase in the number of common shares outstanding.

Liquidity and Capital Resources

Cash Flow Analysis

As of April 1, 2017, we had working capital of $7.7 million, including $8.4 million in cash and cash equivalents, compared to working capital of $9.7 million at December 31, 2016, which included $10.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $2.1 million from $10.5 million at December 31, 2016 to $8.4 million at April 1, 2017. In the first quarter of 2017, cash was used in operations and we had no investing activities and no financing activities.

Cash used in operations totaled $2.0 million in the first quarter of 2017. We used $1.9 million to fund the cash portion of our net loss and $0.1 million was used by changes in our working capital.

No net cash was used in investing or financing activities in the first quarter of 2017 or 2016.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. There were no financing activities in the first quarter of 2017.

Contractual Obligations and Commercial Commitments

We lease all of our properties. All of our operations, including our manufacturing facilities, are located in Austin, Texas. We occupy 94,000 square feet in Austin, Texas under a non-cancellable long-term lease that expires in April 2020. Although we currently have excess capacity, we believe this facility can be managed in a flexible and cost effective manner and is adequate to meet current and reasonably anticipated needs for the next two years. This lease also includes a renewal option.

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Capital Expenditures

We made no investments for fixed assets in the first quarter of 2017. During the remainder of 2017, we expect to make capital expenditures for the purchase of equipment and facilities improvements for our Conductus wire initiative with the actual amount of expenditures related to the levels of our customer orders. We do not plan any additional fixed asset expenditures in 2017 for our existing legacy wireless business.

Future Liquidity

For the quarter ended April 1, 2017, we incurred a net loss of $2.6 million and had negative cash flows from operations of $2.0 million. In the full 2016 year, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2016 and 2015 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

At April 1, 2017, we had $8.4 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2018. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

Net Operating Loss Carryforward

As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $344.3 million and $119.6 million, respectively, which expire in the years 2017 through 2036. However, during 2016, we concluded that under the Internal Revenue Code change of control limitations, a maximum of $2.9 million and $2.8 million, respectively, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

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

On July 18, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split as applicable.

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We have not made any material changes to these policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $43,000 and evaluation and qualification orders with unspecified delivery dates for $45,000 at April 1, 2017 and at December 31, 2016, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at April 1, 2017 compared with our market risk exposure on December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.	Controls and Procedures

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

There were no changes in our internal controls over financial reporting during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 30, 2017. We are not aware of any material changes to those risk factors other than as set forth below.

We need to materially grow our revenues from commercial operations or raise additional capital prior to the first quarter of 2018. If we are unable to materially grow our revenues from commercial operations or raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.

At April 1, 2017, we had $8.4 million in cash and cash equivalents compared to $10.5 million in cash and cash equivalents as of December 31, 2016. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2018. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability.

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

Our common stock is listed for trading on the NASDAQ Capital Market. NASDAQ has adopted a number of continued listing standards that are applicable to our common stock, including a requirement that the bid price of our common stock be at least $1.00 per share. Failure to maintain the minimum bid price can result in the delisting of our common stock from the NASDAQ Capital Market. During 2017 through May 5, 2017, the closing trading price of our common stock on the NASDAQ capital market has generally been between $1.00 per share and $2.00 per share and we have previously fallen out of compliance with the minimum bid price requirement. On July 18, 2016, we effected a one-for-fifteen reverse stock split in connection with regaining compliance with the minimum bid requirement following a notice from the Listing Qualifications Department of the Nasdaq Stock Market on October 30, 2015 and received a notice of re-compliance from the Listing Qualifications Department of the Nasdaq Stock Market on August 2, 2016. We currently have approximately 10,724,261 publicly held shares as of May 6, 2017. Because of NASDAQ’s continued listing standard which requires that we maintain at least 500,000 publicly held shares, our ability to effectuate a reverse split in the future is limited to a reverse split ratio that would maintain compliance with such publicly held share requirement. This effective limit to a reverse split ratio could prevent us from remediating a minimum bid price violation under circumstances where our stock price was substantially below $1.00 and a higher ratio was needed to remediate the noncompliance. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board, OTC QB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 16, 2017	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer