Form 10-Q
period 2017-07-01
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2017-08-14
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

We had 10,724,261 shares of our common stock outstanding as of the close of business on August 11, 2017.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

For the Three Months Ended July 1, 2017

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$8,000	$11,000	$9,000	$100,000

Costs and expenses:
Cost of revenues	769,000	971,000	1,631,000	1,835,000
Research and development	678,000	701,000	1,328,000	1,417,000
Selling, general and administrative	1,124,000	1,420,000	2,244,000	2,583,000

Total costs and expenses	2,571,000	3,092,000	5,203,000	5,835,000

Loss from operations	(2,563,000)	(3,081,000)	(5,194,000)	(5,735,000)

Other Income and Expense:
Adjustments to fair value of warrant derivatives	11,000	—	8,000	21,000
Other income	11,000	3,000	16,000	6,000

Net loss	$(2,541,000)	$(3,078,000)	$(5,170,000)	$(5,708,000)

Basic and diluted net loss per common share	$(.24)	$(1.14)	$(.50)	$(2.14)

Basic and diluted weighted average number of common shares outstanding	10,699,353	2,711,697	10,333,492	2,668,799

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2017	December 31, 2016
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$6,462,000	$10,452,000
Accounts receivable, net	—	8,000
Inventory, net	63,000	68,000
Prepaid expenses and other current assets	212,000	109,000

Total Current Assets	6,737,000	10,637,000

Property and equipment, net of accumulated depreciation of $10,363,000 and $9,350,000, respectively	2,516,000	3,491,000
Patents, licenses and purchased technology, net of accumulated amortization of $963,000 and $948,000, respectively	903,000	990,000
Other assets	69,000	96,000

Total Assets	$10,225,000	$15,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$195,000	$336,000
Accrued expenses	532,000	608,000

Total Current Liabilities	727,000	944,000
Other long-term liabilities	169,000	172,000

Total Liabilities	896,000	1,116,000

Commitments and contingencies-Notes 5 and 6

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 333,767 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 10,724,261 and 7,353,714 shares issued and outstanding, respectively	11,000	7,000
Capital in excess of par value	316,574,000	316,177,000
Accumulated deficit	(307,256,000)	(302,086,000)

Total Stockholders’ Equity	9,329,000	14,098,000

Total Liabilities and Stockholders’ Equity	$10,225,000	$15,214,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2016 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,170,000)	$(5,708,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,028,000	1,157,000
Stock-based compensation expense	201,000	519,000
Adjustments to fair value of warrant derivatives	(8,000)	21,000
Changes in assets and liabilities:
Accounts receivable	9,000	22,000
Inventories	6,000	59,000
Prepaid expenses and other current assets	(103,000)	(61,000)
Patents, licenses and purchased technology	71,000	(94,000)
Other assets	27,000	30,000
Accounts payable, accrued expenses and other current liabilities	(212,000)	3,000

Net cash used in operating activities	(4,151,000)	(4,052,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,000)	—

Net cash used in investing activities	(39,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of outstanding warrants	200,000	—

Net cash provided by financing activities	200,000	—

Net decrease in cash and cash equivalents	(3,990,000)	(4,052,000)
Cash and cash equivalents at beginning of period	10,452,000	7,469,000

Cash and cash equivalents at end of period	$6,462,000	$3,417,000

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

Since 2010, we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of our HTS Conductus® wire for next generation power applications. Our current commercial product revenues come from our legacy high performance wireless communications infrastructure products and the sale of our Conductus wire products which we are beginning to commercialize. Production of our Conductus wire is our principal opportunity to grow our future revenue.

Historically, we used research and development contracts as a source of funds for our commercial technology development. In November 2016, we were selected as the prime recipient of a $4.5 million program award provided by the U.S. Department of Energy (DOE) and, in June 2017, the related contract was finalized and we have now commenced work under that contract.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2016. The results of operations for the three and six months ended July 1, 2017 are not necessarily indicative of the results for all of 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $307.3 million. In 2016, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. At July 1, 2017, we had $6.5 million in cash and cash equivalents compared to $10.5 million in cash and cash equivalents as of December 31, 2016. Our current forecast is that our existing cash and cash equivalents resources will be sufficient to fund our planned operations into the first quarter of 2018. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

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

Revenue Recognition

Our revenues have historically been derived from the sale of our legacy wireless communications products. We are in the process of commercializing our Conductus wire which is now comprises part of our revenue. We recognize revenue once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenues. Shipping and handling fees associated with freight are generally included in cost of revenues.

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

Inventories

Inventories were stated at the lower of cost or market, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our July 1, 2017 net inventory value was $63,000 compared to a December 31, 2016 value of $68,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

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

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability during 2016 and at July 1, 2017 and did not believe there was any impairment.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the six months ended July 1, 2017 and July 2, 2016.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each period. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Stock-based Compensation

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended July 1, 2017 and July 2, 2016 no options were granted. We granted 9,334 restricted stock awards in the six months ended July 1, 2017. See Note 3 — Stockholders’ Equity: Restricted Stock Awards.

The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of revenue	$—	$2,000	$—	$3,000
Research and development	14,000	37,000	28,000	74,000
Selling, general and administrative	84,000	219,000	173,000	442,000

Total stock-based compensation expense	$98,000	$258,000	$201,000	$519,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of July 1, 2017 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as ‘Adjustments to fair value of warrant derivatives’. See Note 3 — Stockholders’ Equity: Warrants.

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

All of our sales for the quarter ended July 1, 2017 were from our Conductus wire products. There were no current quarter sales of our wireless products which were historically concentrated with AT&T and Verizon Wireless. With respect to our Conductus wire business, we expect to also have some customer concentration in that business as we continue to commercialize our wire product. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the six months ended July 1, 2017:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2016	333,767	$—	7,353,714	$7,000	$316,177,000	$(302,086,000)	$14,098,000
Conversion of Series B preferred stock to common stock	(4,842)	—	3,227,880	3,000	(3,000)		—
Stock-based compensation			9,334		201,000		201,000
Warrant exercises			133,333	1,000	199,000		200,000
Net loss						(5,170,000)	(5,170,000)

Balance at July 1, 2017	328,925	$—	10,724,261	$11,000	$316,574,000	$(307,256,000)	$9,329,000

Stock Options

At July 1, 2017, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or six months ended July 1, 2017 or during the three and six months ended July 2, 2016.

Stock option expense to the condensed consolidated statements of operations for the three and six months ended July 1, 2017 on net loss was $96,000 and $194,000 and $0.01 and $0.02 on basic and diluted net loss per common share, respectively, compared to $95,000 and $194,000 and $0.04 and $0.07 on basic and diluted net loss per common share for the three and six months ended July 2, 2016. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested stock options not yet recognized was $225,000 and the weighted-average period over which the cost is expected to be recognized was 8 months at July 1, 2017.

The following is a summary of stock option transactions under our Stock Option Plan at July 1, 2017:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2016	131,158	$3.30 - $921.60	$36.03	101,046	$45.35
Granted	—		—
Exercised	—		—
Canceled	(28)	322.20 - 379.80	339.17

Balance at July 1, 2017	131,130	$3.30 - $921.60	$35.96	102,130	$45.24

The outstanding options expire on various dates through the end of November 2025. The weighted-average contractual term of options outstanding is 7.1 years and the weighted-average contractual term of stock options currently exercisable is 6.8 years. The exercise prices for these options range from $3.30 to $921.60 per share, for an aggregate exercise price of $4.7 million. At July 1, 2017, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at July 1, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance nonvested at December 31, 2016	555	$41.40
Granted	9,334	1.16
Vested	(555)	41.40
Forfeited	—	—

Balance nonvested at July 1, 2017	9,334	$1.16

Restricted stock award expense to the condensed consolidated statements of operations was $2,000 and $7,000 and $0.00 and $0.00, respectively, on basic and diluted net loss per common share for the three and six months ended July 1, 2017, respectively, and $163,000 and $325,000 and $0.06 and $0.12 on basic and diluted net loss per common share for the three and six months ended July 2, 2016, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $7,000 and the weighted-average period over which the cost is expected to be recognized was 8 months.

Warrants

The following is a summary of outstanding warrants at July 1, 2017:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date

(1)	Warrants related to April 2013 financing	17,127	17,127	$81.75	April 26, 2019
(2)	Warrants related to August 2013 financing	274,492	274,492	$1.50	August 9, 2018
(3)	Warrants related to February 2015 agreement	3,056	3,056	$45.05	February 13, 2020
(4)	Warrants related to March 2015 financing	102,093	102,093	$24.49	September 24, 2020
(5)	Warrants related to March 2015 financing	10,209	10,209	$30.61	March 20, 2020
(6)	Warrants related to October 2015 financing	1,355,171	1,355,171	$6.00	October 14, 2020
(7)	Warrants related to October 2015 financing	90,345	90,345	$6.56	October 14, 2020
(8)	Warrants related to August 2016 financing	535,062	535,062	$3.00	February 2, 2022
(9)	Warrants related to August 2016 financing	49,939	49,939	$3.86	August 2, 2021
(10)	Warrants related to December 2016 financing	6,856,667	6,856,667	$2.00	December 14, 2021

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

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (2) at July 1, 2017 was as follows: expected life of 1.1 years; risk free interest rates of 1.2%; expected volatility of 147% and; dividend yield of 0% and the July 1, 2017 fair value of these warrants was estimated to be $119,000. The fair value of warrants accounted for as derivative liabilities was decreased by $8,000 from December 31, 2016 to July 1, 2017. On April 19, 2017, we received $200,000 from the exercise of 133,333 of these outstanding warrants at $1.50 per share.

4. Loss Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	July 1, 2017	July 2, 2016

Outstanding stock options	131,130	131,204
Unvested restricted stock awards	9,334	33,598
Outstanding warrants	9,294,161	2,023,232

Total	9,434,625	2,188,034

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

For the three and six months ended July 1, 2017 rent expense was $74,000 and $199,000, respectively, and for the three and six months ended July 2, 2016 rent expense was $167,000 and $319,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2017 to 2020. For the three and six months ended July 1, 2017 and July 2, 2016, royalty expense totaled $11,000 and $23,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations as of July 1, 2017 are as follows:

Years ending December 31,	Licenses	Operating Leases

Remainder of 2017	$—	$440,000
2018	45,000	895,000
2019	—	904,000
2020	—	221,000
2021	—	—
Thereafter	—	—

Total payments	$45,000	$2,460,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	July 1, 2017	December 31, 2016

Accounts receivable:
Accounts receivable-trade	$5,000	$13,000
Less: allowance for doubtful accounts	(5,000)	(5,000)

	$—	$8,000

	July 1, 2017	December 31, 2016
Inventories:
Raw materials	$63,000	$68,000

	$63,000	$68,000

	July 1, 2017	December 31, 2016
Property and Equipment:
Equipment	$11,609,000	$11,571,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,879,000	12,841,000
Less: accumulated depreciation and amortization	(10,363,000)	(9,350,000)

	$2,516,000	$3,491,000

Depreciation expense amounted to $451,000 and $1.0 million, respectively, for the three and six months ended July 1, 2017 and $559,000 and $1.1 million, respectively, for the three and six months ended July 2, 2016.

	July 1, 2017	December 31, 2016
Patents and Licenses:
Patents pending	$261,000	$566,000

Patents issued	1,605,000	1,372,000
Less accumulated amortization	(963,000)	(948,000)

Net patents issued	642,000	424,000

	$903,000	$990,000

Amortization expense related to these items totaled $9,000 and $15,000, respectively, for the three and six months ended July 1, 2017 and $19,000 and $38,000, respectively, for the three and six months ended July 2, 2016. Amortization expenses are expected to total $15,000 for the remainder of 2017 and $40,000 for 2018 and 2019.

	July 1, 2017	December 31, 2016
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$99,000	$105,000
Compensated absences	178,000	144,000
Compensation related	37,000	17,000
Warranty reserve	8,000	8,000
Deferred rent	42,000	37,000
Other	218,000	342,000
Fair value of warrant derivatives	119,000	127,000

	701,000	780,000
Less current portion	(532,000)	(608,000)

Long term portion	$169,000	$172,000

	For the six months ended,
	July 1, 2017	July 2, 2016
Warranty Reserve Activity:
Beginning balance	$8,000	$23,000
Additions	—	—
Deductions	—	(15,000)

Ending balance	$8,000	$8,000

8. Subsequent Events

OPEN-None at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In June, we finalized negotiations on a $4.5 million DOE contract and have begun work on this contract. Our first year goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire.

Our development efforts (including those described under “Our Future Business” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Results of Operations

Three and six months ended July 1, 2017 compared to the three and six months ended July 2, 2016

Net revenues decreased by $3,000, or 27%, to $8,000 in the second quarter of 2017 from $11,000 in the second quarter of 2016. Total net revenues decreased by $91,000, or 91%, to $9,000 in the first six months of 2017 from $100,000 in the same period of 2016. The decrease is the result of lower sales volume for our wireless communications products as we concentrate our efforts on our HTS wire products. These wireless products are purchased through non-binding commitments, with minimal lead-times, by large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. Sales prices for these wireless products were unchanged. Certain customer testing of our new Conductus wire was not completed in the first six months of 2017. During the first six months of 2017 we recorded $8,000 from sales of our Conductus wire.

Cost of revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of revenues decreased to $769,000 in the second quarter of 2017 compared to $971,000 for the second quarter of 2016, a decrease of $202,000 or 21%. The cost of revenues decreased by $204,000, or 11%, to $1,631,000 in the first six months of 2017 from $1,835,000 in the same period of 2016. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross profit and margins:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	Dollars in thousands
Net commercial product sales	$8	$11	$9	$100
Cost of commercial product sales	769	971	1,631	1,835

Gross (loss)	$(761)	$(960)	$(1,622)	$(1,735)

We had a gross loss of $761,000 in the second quarter of 2017 from the sale of our products compared to a gross loss of $960,000 in the second quarter of 2016. We experienced a gross loss in the three and six months ended July 1, 2017 due to: our preproduction manufacturing efforts to bring our Conductus wire to market and; our sales being insufficient to cover our overhead. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue through 2017.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0.7 million and $1.3 million, respectively, in the three and six months ended July 1, 2017 compared to $0.7 million and $1.4 million, respectively, in the three and six month period ended July 2, 2016. These expenses were lower in the current three and six month period compared to the same three and six month period in 2016 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses totaled $1.1 million, and $2.2 million, respectively, in the three and six months ended July 1, 2017 compared to $1.4 million and $2.6 million in the three and six months ended July 2, 2016. Lower, non-cash stock award expenses in 2017 were the principal cause of this decrease.

We had income from the adjustment to the fair value of our warrant derivatives of $11,000 and $8,000 respectively, in the three months and six months ended July 1, 2017 and income of $0 and $21,000, respectively, in the three and six months ended July 2, 2016. These fair value adjustments are due to multiple factors including our stock price, warrant exercises, as well as our financing activities affecting the warrant exercise price. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. See Note 3 — Stockholders’ Equity: Warrants.

Other income of $11,000 and $3,000 in the second quarters of 2017 and 2016, respectively, and other income of $16,000 and $6,000 for the six months ended July 1, 2017 and July 2, 2016, respectively, was from interest income.

We had a net loss of $2.5 million for the quarter ended July 1, 2017, compared to a net loss of $3.1 million in the second quarter of 2016 and for the six months ended July 1, 2017 our loss totaled $5.2 million compared to a net loss of $5.7 million for the six months ended July 2, 2016. The net loss available to common stockholders totaled $.24 per common share in the quarter ended July 1, 2017, compared to a net loss of $1.14 per common share in the same period of 2016. The net loss available to common stockholders totaled $.50 per common share in the first half of 2017, compared to $2.14 per common share in the first half of 2016. For the three and six months ended July 1, 2017, the decrease in net loss per common share available to common stockholders is largely due to the increase in the number of common shares outstanding.

Liquidity and Capital Resources

Cash Flow Analysis

As of July 1, 2017, we had working capital of $6.0 million, including $6.5 million in cash and cash equivalents, compared to working capital of $9.7 million at December 31, 2016, which included $10.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $4.0 million from $10.5 million at December 31, 2016 to $6.5 million at July 1, 2017. In the first six months of 2017, cash was used principally in operations.

Cash used in operations totaled $4.2 million in the first six months of 2017. We used $3.9 million to fund the cash portion of our net loss and $0.3 million was used in changes in our working capital.

We used $39,000 for investing activities in the first six months of 2017 for the purchase of equipment for our Conductus wire initiative.

On April 19, 2017, we received $200,000 from the exercise of 133,333 outstanding warrants at $1.50 per share.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. There were no financing activities in the first half of 2017 other than the warrant exercise noted above.

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

Capital Expenditures

We made a $39,000 investment for fixed assets in the first six months of 2017. During the remainder of 2017, we expect to make capital expenditures for the purchase of equipment and facilities improvements for our Conductus wire initiative with the actual amount of expenditures related to the levels of our customer orders. We do not plan any additional fixed asset expenditures in 2017 for our existing legacy wireless business.

Future Liquidity

For the first six months of 2017, we incurred a net loss of $5.2 million and had negative cash flows from operations of $4.2 million. In the full 2016 year, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2016 and 2015 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

At July 1, 2017, we had $6.5 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2018. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. Our entire commercial backlog is for Conductus wire products. We had commercial backlog of $55,000 and evaluation and qualification orders with unspecified delivery dates for $72,000 at July 1, 2017 compared to commercial backlog of $43,000 and evaluation and qualification orders with unspecified delivery dates for $45,000 at December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at July 1, 2017 compared with our market risk exposure on December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

There were no changes in our internal controls over financial reporting during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At July 1, 2017, we had $6.5 million in cash and cash equivalents compared to $10.5 million in cash and cash equivalents as of December 31, 2016. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2018. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability.

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

Our common stock is listed for trading on the NASDAQ Capital Market. NASDAQ has adopted a number of continued listing standards that are applicable to our common stock, including a requirement that the bid price of our common stock be at least $1.00 per share. Failure to maintain the minimum bid price can result in the delisting of our common stock from the NASDAQ Capital Market. During 2017 through May 5, 2017, the closing trading price of our common stock on the NASDAQ capital market has generally been between $1.00 per share and $2.00 per share and we have previously fallen out of compliance with the minimum bid price requirement. On July 18, 2016 we effected a one-for-fifteen reverse stock split in connection with regaining compliance with the minimum bid requirement following a notice from the Listing Qualifications Department of the Nasdaq Stock Market on October 30, 2015 and received a notice of re-compliance from the Listing Qualifications Department of the Nasdaq Stock Market on August 2, 2016. We currently have approximately 10,724,261 publicly held shares as of August 11, 2017. Because of NASDAQ’s continued listing standard which requires that we maintain at least 500,000 publicly held shares, our ability to effectuate a reverse split in the future is limited to a reverse split ratio that would maintain compliance with such publicly held share requirement. This effective limit to a reverse split ratio could prevent us from remediating a minimum bid price violation under circumstances where our stock price was substantially below $1.00 and a higher ratio was needed to remediate the noncompliance. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board, OTC QB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 14, 2017	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer