Form 10-K
period 2017-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2018-03-23
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ or No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates was $15.7 million as of June 30, 2017 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $1.74 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 30, 2017. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 11,936,594 shares of common stock outstanding as of the close of business on March 15, 2018.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2017

Unless otherwise noted, the terms “we,” “us,” and “our” refer to the combined and ongoing business operations of Superconductor Technologies Inc. and its subsidiaries

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-k (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our limited cash and a history of losses;

•	our need to materially grow our revenues from commercial operations and/or to raise additional capital (which financing may not be available on acceptable terms or at all) to continue to implement our current business plan and maintain our viability, with our existing cash reserves only expected to be sufficient into the third quarter of 2018;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	overcoming technical challenges in attaining milestones to develop and manufacture commercial lengths of our high temperature superconducting (HTS) wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers and customer pressures on the selling prices of our products;

•	the limited number of suppliers for some of our components and our HTS wire;

•	there being no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers, and;

•	if we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

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

In November 2016, we were selected as the prime recipient of the $4.5 million program award provided by the U.S. Department of Energy’s (DOE) Office of Energy Efficiency and Renewable Energy (EERE), on behalf of the Advanced Manufacturing Office, for its Next Generation Electric Machines (NGEMs) program and, in June 2017, the related contract was finalized and we have now commenced work under that contract. See ‘Other Assets and Investments’ below.

In early 2018, we announced the concentration of our future Conductus wire product development efforts on NGEMs to capitalize on several accelerating energy megatrends. This refined focus is very synergistic with our program with the Department of Energy (DOE) award for the development of superconducting wire to enable NGEMs.

Our Proprietary Technology

Our development efforts over the last 30 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. In June 2016, we were awarded U.S. Patent No. 9,362,025 from the U.S. Patent and Trademark Office (USPTO) further protecting our unique capabilities for improving the performance of our Conductus® superconducting wire in applications that utilize the advantages for operating in the presence of high magnetic field. In February 2017 we were awarded two patents from the USPTO: U.S. Patent No. 9,564,258, associated with U.S. Patent No. 9,362,025, providing additional protection for the foundation from which we will build high performance wire for our customers, and U.S. Patent No. 9,567,661 protecting the system design developed by STI to improve monitoring efficiency when evaporating materials in vacuum. In July 2017, EU patent 2188495 (08797906.8) was granted, this patent follows the U.S. Patent granted by U.S. 8,607,560. This patent is focused on METHOD FOR CENTERING RECIPROCATING BODIES AND STRUCTURES MANUFACTURED THEREWITH, related to our Sapphire Cryocooler. Our current patents expire at various dates from 2018 to 2034. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

Our strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices, including NGEMs. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified three energy market megatrends that can be addressed by superconducting wire: decentralized renewable energy, high energy efficiency and sustainable transportation. We are working with leading industry device manufactures to complete qualification and acceptance testing of Conductus wire. Our plan is for significant commercial production of Conductus wire following completion of qualification orders.

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

HTS Wire Platform

Our Conductus wire product development is focused on large markets where the advantages of HTS wire are recognized by the industry. Our initial product roadmap targets three important applications: superconducting high power transmission cable, superconducting fault current limiters (SFCL) and high field magnets, including those used in next generation electrical machines (NGEMs).

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

Superconducting High Field magnets:

There are a variety of applications that utilize superconducting magnets in order to capitalize on their unique ability to create extremely high magnetic fields. The NMR and MRI machines of today utilize such superconducting magnets for this very reason. Currently, high-field superconducting magnets are manufactured using commercially available superconducting wire such as niobium-titanium (NbTi) or niobium-tin (Nb3Sn). NMR and MRI device manufacturers and manufacturers of other NGEMs look towards advances in superconducting technologies to improve the overall performance of their systems by dramatically increasing the magnetic fields while reducing size. High demand for a robust, high performance and low cost superconducting wire has spurred rapid development of a next generation alternative. In the last 10 years, new second generation (2G) Rare Earth, Barium, Copper Oxide (ReBCO) superconducting materials have been proven to drastically increase magnetic field strengths, especially at low temperatures. These advanced ReBCO based superconductors now provide an excellent alternative to NbTi and Nb3Sn based materials.

Other Assets and Investments

In November 2016, we were selected as the prime recipient of the $4.5 million program award provided by the U.S. Department of Energy’s Office of Energy Efficiency and Renewable Energy, on behalf of the Advanced Manufacturing Office, for its Next Generation Electric Machines (NGEM) program. We are collaborating in this program with TECO-Westinghouse Motor Company, an industry leading manufacturer of electric generators and motors, and the Massachusetts Institute of Technology and University of North Texas. The combined team will focus on improving the manufacturing process of superconductive wires to improve performance and yield while reducing cost at high enough temperatures where nitrogen can be used as the cryogenic fluid. Advancing these enabling technologies has the potential to boost the competitiveness of American manufacturers and take the development of more efficient electric machines a giant step further. These technology R&D projects aim to significantly improve industrial motors for manufacturing, helping companies who use these motors in manufacturing save energy and money over the long run.

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

Government Contracts

For 2017, government related contracts accounted for 98% of our revenues. Going forward, as we focus our efforts on production of our Conductus wire for next generation power applications, we expect these contract revenues to be a less significant part of our revenues. We did not generate revenues from government contracts in 2016 and 2015.

Manufacturing

Our manufacturing process involves the operation of sophisticated production equipment and material handling by production technicians. We purchase inventory components and manufacture inventory based on existing customer purchase requests, and to a lesser extent, on sales forecasts. Our Austin, Texas facility addresses our growth expectations for our superconducting wire initiative. The opening of this facility coincided with the delivery of our first superconducting wire production equipment in early 2012. Sales of our Conductus wire are expected to increase as we move to commercial production of Conductus wire following completion of qualification orders.

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

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality and compliance with industry standards. Our primary competitors include American Superconductor (AMSC), SuperPower (Furukawa), SuNam, Bruker, Shanghai Superconductor, BASF, SuperOx, Fujikura, Sumitomo, Shanghai Creative Superconductor Technologies Co., Ltd(SCSC), Oxolutia, MetOx and THEVA.

Research and Development

Our 2015 through 2017 research and development activities were focused entirely on developing our Conductus wire product. We spent a total of $2.6 million, $2.8 million and $4.1 million for 2017, 2016 and 2015, respectively, on research and development.

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

Employees

As of December 31, 2017, we had a total of 22 full time employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $48,000 at December 31, 2017, compared to $43,000 at December 31, 2016. At December 31, 2017 and December 31, 2016, in addition to this commercial backlog, we had evaluation and qualification orders with unspecified delivery dates for $80,000 and $45,000, respectively.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2017, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. In 2016, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and may not maintain profitability, we may not realize our investment in infrastructure, and may not meet our expectations or the expectations of financial analysts who report on our stock.

We may need to raise additional capital. If we are unable to raise capital our ability to implement our current business plan and ultimately our viability as a company could be adversely affected

At December 31, 2017, we had $3.1 million in cash and cash equivalents. On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.7 million. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2018. Our cash resources will not be sufficient to fund our business through March 30, 2019. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain the viability of the Company.

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

Our strategic initiative to develop a new wire platform may not prove to be successful and our decision to focus our research and development efforts on next generation power applications (NGEMs) may not be the most advantageous market opportunity for HTS.

We have spent a considerable amount of resources in developing a new wire platform for power applications. In late 2010, we transitioned our research and development efforts to adapting our proprietary HTS material deposition techniques to the production of our HTS Conductus® wire. In early 2018, we announced the concentration of our future Conductus® wire product development efforts on NGEMs to capitalize on several accelerating energy megatrends. While this refined focus is very synergistic with our program with the Department of Energy (DOE) award for the development of superconducting wire to enable NGEMs other applications for the use of HTS wire may ultimately prove to have been more advantageous to us had we not focused on NGEMs.

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

Our plan is for commercial production of Conductus wire following completion of qualification orders. We have experienced in the past, and may continue to experience, delays in achieving commercial production of Conductus®. Commercialization can be delayed, among other factors, by technological challenges as we seek to improve our products and processes, delays from customer qualification orders and customer analysis of those orders, and decisions made by our customers with respect to post-qualification orders. Many of the factors that affect successful commercialization of our products are affected by third party decisions.

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

We have made significant progress in these areas, however delays in our Conductus wire development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our Conductus wire products later than expected.

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

Our common stock is listed for trading on the NASDAQ Capital Market. NASDAQ has adopted a number of continued listing standards that are applicable to our common stock, including a requirement that the bid price of our common stock be at least $1.00 per share. Failure to maintain the minimum bid price can result in the delisting of our common stock from the NASDAQ Capital Market. We have previously fallen out of compliance with the minimum bid price requirement. On July 18, 2016 we effected a one-for-fifteen reverse stock split in connection with regaining compliance with the minimum bid requirement following a notice from the Listing Qualifications Department of the Nasdaq Stock Market on October 30, 2015 and received a notice of re-compliance from the Listing Qualifications Department of the Nasdaq Stock Market on August 2, 2016. We currently have approximately 11,936,594 million publicly held shares as of March 15, 2018. Because of NASDAQ’s continued listing standard which requires that we maintain at least 500,000 publicly held shares, our ability to effectuate a reverse split in the future is limited to a reverse split ratio that would maintain compliance with such publicly held share requirement. This effective limit to a reverse split ratio could prevent us from remediating a minimum bid price violation under circumstances where our stock price was substantially below $1.00 and a higher ratio was needed to remediate the noncompliance.

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

As of December 31, 2017, we had outstanding options exercisable for an aggregate of 126,130 shares of common stock at a weighted average exercise price of $37.03 per share and warrants to purchase up to 9,294,161 shares of our common stock at a weighted average exercise price of $3.12 per share. Of such warrants, an aggregate of 274,492 warrants originally issued in our August 2013 financing include a price adjustment mechanism whereby the exercise price of such warrants will be automatically reduced, subject to limitations, to the extent we issue shares of our common stock, or equivalents, at a price lower than the then applicable exercise price of such warrants which is currently $1.14. The holders may sell these shares in the public markets from time to time under a registration statement or under Rule 144, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 15, 2018, 1,374,845 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facilities, are currently located in an industrial complex in Austin, Texas comprising approximately 94,000 square feet. In December 2016, we renewed our Austin lease for an additional three year term and that lease now expires in April 2020. Our Austin lease contains a renewal option. Although we currently have excess capacity, we believe our facility can be managed in a flexible and cost effective manner and is adequate to meet current and reasonably anticipated needs for approximately the next two years.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

2017	High	Low
Quarter ended December 31, 2017	$1.42	$0.95
Quarter ended September 30, 2017	$1.89	$0.88
Quarter ended July 1, 2017	$2.47	$1.21
Quarter ended April 1, 2017	$1.80	$1.04

2016	High	Low
Quarter ended December 31, 2016	$4.50	$1.16
Quarter ended October 1, 2016	$3.80	$2.17
Quarter ended July 2, 2016	$4.50	$2.55
Quarter ended April 2, 2016	$4.80	$2.25

Holders of Record

We had 19 holders of record of our common stock on March 15, 2018. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 5,000 beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future.

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2017 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	126,130	$37.03	2,064,524
Equity compensation plans not approved by security holders	—	—	—

Total	126,130	$37.03	2,064,524

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$11	$131	$244	$632	$1,710
Government and other contract revenues	435	—	—	—	—

Total net revenues	446	131	244	632	1,710

Costs and expenses:
Cost of revenues	3,072	3,444	3,004	1,558	1,051
Cost of government and other contract revenues	331	—	—	—	—
Other research and development	2,644	2,784	4,125	5,992	6,073
Selling, general and administrative	4,062	5,146	5,838	5,389	5,068

Total costs and expenses	10,109	11,374	12,967	12,939	12,192

Loss from operations	(9,663)	(11,243)	(12,723)	(12,307)	(10,482)
Other income (expense), net	136	127	4,121	4,056	(1,691)

Net loss	$(9,527)	$(11,116)	$(8,602)	$(8,251)	$(12,173)

Basic and diluted net loss per common share	$(0.91)	$(3.53)	$(6.55)	$(9.67)	$(25.63)

Weighted average number of shares
Outstanding	10,524	3,148	1,314	853	475

	Years Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$3,056	$10,452	$7,469	$1,238	$7,459
Working capital (deficit)	2,562	9,693	6,900	(407)	6,638
Total assets	5,996	15,214	14,365	10,799	14,840
Long-term debt, including current portion	54	172	400	5,624	6,263
Total stockholders’ equity	5,112	14,098	13,122	4,002	7,306

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2017 Compared to 2016

Our 2017 revenues consisted primarily of government contract revenues. Total revenues increased by $315,000 or 241%, to $446,000 in 2017 from $131,000 in 2016. Government contract revenues were $435,000 or 98%, of our total revenue in 2017 and $0 in 2016. Product revenue for wire outside of our government contracts was $11,000 or 2% of total revenue in 2017 compared to $1,000 or 1% of total revenue in 2016. Sales of our Conductus wire are expected to increase as we reach commercial production of Conductus wire.

Cost of commercial product revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $3.1 million for 2017 compared to $3.4 million in 2016.

Our cost of commercial product revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. The fixed component includes test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances charged to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross profit margins for 2017 and 2016:

	Years Ended December 31,
Dollars in Thousands	2017		2016
Commercial product revenues	$11	100%	$131	100%
Cost of commercial product revenues	3,072	2,792%	3,444	2,629%

Gross loss	$(3,061)	2,783%	$(3,313)	2,529%

We had a gross loss of $3.1 million in 2017 from the sale of our commercial products compared to a gross loss of $3.3 million in 2016. We experienced a gross loss in 2017 and 2016 due to: our increased manufacturing efforts to bring our Conductus wire production to market; our processes not yet being finalized for high yield manufacturing and; our sales being insufficient to cover our overhead. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and have begun work on this government contract. Our first year goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Our 2017 government contract revenues were $435,000 and cost of government contract revenues were $331,000.

Research and development expenses relate to development of new wire products and new wire product manufacturing processes. In 2017, we ceased research and development efforts for our wireless commercial products. Research and development expenses totaled $2.6 million in 2017 compared to $2.8 million in 2016, a decrease of $0.2 million, or 7%. Our 2017 expenses were lower compared to 2016 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses totaled $4.1 million in 2017 compared to $5.1 million in 2016, a decrease of $1.0 million, or 20%. The lower expenses in 2017 were primarily the result of lower stock-based compensation expense.

We had a gain from the decreased fair value of warrant derivatives of $0.1 million in 2017 compared to a gain of $.2 million in 2016. The primary reason for the gains was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. In 2016, we also had a $66,000 warrant price revaluation expense due to our August 2016 and December 2016 financing. There was no price revaluation in 2017. See Note 5 — Stockholders’ Equity: Warrants.

Other income of $37,000 and $10,000 in 2017 and 2016, respectively, was interest income.

Net loss totaled $9.5 million in 2017, compared to $11.1 million in 2016, a decrease of $1.6 million, or 14%. The decrease in net loss principally resulted from $1.0 million lower 2017 selling general and administrative expenses and $0.4 million increased revenues from government contract work.

The net loss available to common stockholders totaled $0.91 per common share in 2017, compared to a net loss of $3.53 per common share in 2016, a decrease of $2.62, or 74%. The decreased loss per common share in 2017 principally resulted from a greater number of common shares outstanding at December 31, 2017 compared to December 31, 2016.

2016 Compared to 2015

Revenues consist primarily of commercial product revenues. Revenues decreased by $113,000 or 46%, to $131,000 in 2016 from $244,000 in 2015. Sales of our new Conductus wire were equal to $1,000 or 1%, of our total revenue in 2016. Sales of our Conductus wire are expected to increase as we reach commercial production of Conductus wire.

The decrease is the result of lower sales volume for our wireless communications products as we begin sales of our Conductus wire. We sell our legacy wireless communications products to large North American wireless operators whose spending on 3G data networks, where our products are deployed, has become a secondary priority. Sales prices for wireless products were essentially unchanged in 2016 from 2015. Our two largest customers accounted for 78% of our net commercial revenues in 2016 and 80% of our net commercial revenues in 2015. These customers generally purchase products through non-binding commitments with minimal lead-times. Consequently, our commercial product revenues can fluctuate dramatically from quarter to quarter based on changes in our customers’ capital spending patterns. We do not anticipate that the revenues for our legacy products will be significant in the future.

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

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2017, we had net working capital of $2.6 million, including $3.1 million in cash and cash equivalents, compared to net working capital of $9.7 million at December 31, 2016, which included $10.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents decreased by $7.4 million from $10.5 million at December 31, 2016 to $3.1 million at December 31, 2017. In 2017, $7.4 million cash was used in operations.

In 2017 and 2016, net cash used in investing activities was $152,000 and $0, respectively. Our 2017 investing activities were for the purchase of property and equipment.

In 2017, net cash provided by financing activities was $200,000 from the exercise of outstanding warrants. Net cash was provided by two financing activities in 2016: (1) the August 2016 offering of our common stock and Series C Convertible Preferred Stock and warrants provided gross proceeds of $2.2 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.9 million; and (2) the December 2016, offering of our common stock and Series D Convertible Preferred Stock and warrants provided gross proceeds of $10.3 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $9.2 million.

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.7 million.

In 2017, we had no private or public offerings.

During 2016 we completed the following financings: (1) the August 2016, offering of 293,604 shares of our common stock, 1,294.595255 shares of our Series C Convertible Preferred Stock and 535,062 warrants provided gross proceeds of $2.2 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.9 million; and (2) the December 2016, offering of 1,798,787 shares of our common stock, 7,586.82 shares of our Series D Convertible Preferred Stock and 6,856,667 warrants provided gross proceeds of $10.3 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $9.2 million.

During 2015 we completed the following financings: (1) the exercise of 61,124 outstanding warrants issued in connection with our August 2013 underwritten public offering provided gross proceeds of $1.8 million and net proceeds of $1.7 million in the first quarter of 2015; (2) the March 2015 offering of 204,186 shares of our common stock and 102,093 warrants provided net proceeds of $4.6 million; and (3) the October 2015, offering of 902,132 shares of our common stock, 4,750.0005 shares of our Series B Convertible Preferred Stock and 3,162,066 warrants provided gross proceeds of $9.5 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $8.6 million. For more detail of our 2016 and 2015 financing activities see Note 5-Stockholder’s Equity: Public Offerings, in this Report.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2017, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2018	2019 and 2020	2021 and 2022	2023 and beyond
Operating leases	$2,096,000	$926,000	$1,165,000	$5,000	$—
Minimum license commitment	115,000	45,000	20,000	20,000	30,000
Fixed asset and inventory purchase commitments	29,000	29,000	—	—	—

Total contractual cash obligations	$2,240,000	$1,000,000	$1,185,000	$25,000	$30,000

Capital Expenditures

We plan to invest in fixed assets during 2018 on an as-needed basis to enhance manufacturing our Conductus wire products. These expenditures are expected not to exceed $1 million.

Future Liquidity

In 2017, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. In 2016, we incurred a net loss of $11.1 million and had negative cash flows from operations of $8.1 million. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2018. Our cash resources will not be sufficient to fund our business through March 30, 2019. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Our independent registered public accounting firm has included in their audit reports for 2015 through 2017 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At December 31, 2017 we had $3.1 million in cash. On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, and licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce our Conductus wire.

We forecast that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2018. Unless we materially grow our revenues from commercial opportunities during 2018, we will need to raise additional capital to continue to implement our current business plan and maintain our viability.

Net Operating Loss Carryforward

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of approximately $353.6 million which expire in the years 2018 through 2037. Of these amounts, $77.5 million resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $12.3 million will be available for reduction of future taxable income. The 2017 Tax Act did not impact our 2017 operating results or income tax expense.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013 and December 2016. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, for purpose of this rule, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, and December 2016. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million which were incurred prior to the 2016 ownership changes, will be subject in future periods to annual limitations of $126,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $9.9 million. An additional $126,000 in losses were released from limitation during the year under Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2017, we had approximately $3 million invested in a money market account yielding approximately 0.5%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $15,000 per annum.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Our net revenues consist of revenue from sales of products, net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties if allowed for under contractual arrangements and return products. Our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted.

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

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the United States Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. These contracts include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

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

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 15, 2018:

Name	Age	Position
Martin A. Kaplan (1)(2)(3)	80	Chairman of the Board
Lynn J. Davis (1)(2)(3)(4)	71	Director
David W. Vellequette (1)(2)(3)(5)	61	Director
Jeffrey A. Quiram (4)	57	President, Chief Executive Officer and Director
William J. Buchanan	69	Chief Financial Officer (Principal Financial and Accounting Officer)
Kenneth E. Pfeiffer	51	Vice President, Engineering
Robert L. Johnson	67	Senior Vice President, Operations
Adam L. Shelton	51	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.
(5)	Mr. Vellequette joined our Board December 26, 2017

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

David W. Vellequette rejoined our Board in December 2017. Mr. Vellequette previously served on our Board from January 2007 until March 2014. Mr. Vellequette most recently served as senior vice president of finance of Avaya, a global provider of business collaboration and communications solutions, which emerged in December 2017 from a nearly year-long financial restructuring under Chapter 11. Previously, Mr. Vellequette served as Avaya’s senior vice president and chief financial officer from October 1, 2012 through October 23, 2017. From 2005 to 2012, he was chief financial officer of JDS Uniphase, Inc., a telecommunications equipment company. He joined JDS Uniphase as vice president and operations controller in 2004. From 2002 to 2004, Mr. Vellequette served as vice president of Worldwide Sales and Service Operations at Openwave Systems, Inc., an independent provider of software solutions for the mobile communications and media industries. From 1992 and 2002, Mr. Vellequette held various positions with Cisco Systems, and from 1984 to 1992, he was corporate controller with Altera Corporation, a supplier of programmable silicon solutions to the electronics industry. Mr. Vellequette began his finance career as an auditor with Ernst & Young. He holds a B.S. in Accounting from the University of California, Berkeley, and is a CPA. Our Board has determined that Mr. Vellequette is qualified to serve as a director because he has extensive knowledge about public and financial accounting matters.

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

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our Annual Meetings of Stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2017 Annual Meeting of Stockholders.

Board Meetings and Committees

During 2017, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of six meetings during 2017. Our Board has three standing committees — an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Compensation Committee has also created the Stock Option Committee (our “Stock Option Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent registered public accountants, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met eight times during 2017. The current members of our Audit Committee are Messrs. Vellequette (Chairman), Kaplan and Davis.

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

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We periodically benchmark our executive and director compensation against publically available peer data. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2017.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be made to our directors.

Our Compensation Committee met four times during 2017. The current members of our Compensation Committee are Messrs. Davis (Chairman), Kaplan and Vellequette. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee consisting of two members — our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit (120,000 shares for 2017). The Stock Option Committee did not meet during 2017. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Kaplan (Chairman), Davis, and Vellequette. Our Nominating Committee met five times during 2017. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC and the listing standards of NASDAQ.

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

Candidates for independent Board members have typically been found through recommendations from directors or others associated with us. Our stockholders may also recommend candidates by sending the candidate’s name and resume to our Nominating Committee under the provisions set forth above for communication with our Board. No such suggestions from our stockholders were received in time for our 2017 Annual Meeting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2017.

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2017 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
David W. Vellequette (Chairman)
Martin A. Kaplan
Lynn J. Davis

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2017, 2016 and 2015 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2017 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey A. Quiram	2017	324,450	—	—	—	39,003	363,453
President, Chief	2016	324,450	—	—	—	30,092	354,542
Executive Officer, Director	2015	324,450	—	30,177	—	35,754	390,381
Robert L. Johnson	2017	242,462	—	—	—	49,755	292,217
Senior Vice President,	2016	242,462	—	—	—	18,508	260,970
Operations	2015	242,462	—	16,597	—	15,799	274,858
Adam L. Shelton	2017	247,200	—	—	—	6,315	253,515
Vice President Product	2016	247,200	—	—	—	6,977	254,177
Management and Marketing	2015	247,200	—	16,597	—	4,850	268,647

(1)	The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K.
(2)	The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums, certain tax payments and company 401(k) matching for each named executive officer, if applicable, as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. Pursuant to the terms of his employment agreement, Mr. Quiram received $33,313, $24,704 and $30,213 in 2017, 2016 and 2015, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses.

Narrative Disclosure to Summary Compensation Table

Employment Agreement

We entered into an employment agreement with Mr. Quiram in 2005, which was amended in 2007. The employment agreement provides for the following:

•	Appointment as our President, Chief Executive Officer and a member of our Board;

•	A base salary, which was $315,000 per year for 2008-2009 and increased to $324,450 during 2010;

•	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by our Compensation Committee and Mr. Quiram;

•	Accelerated vesting of all his equity grants in the event of an Involuntary Termination or Change of Control (both as defined in his employment agreement);

•	A severance payment equal to one year’s salary and continued benefits for one year in the event of Involuntary Termination;

•	In the event of a Change of Control, whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants;

•	Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near our headquarters; and a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses; and

•	Lease of an automobile.

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

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. In December 2016, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan for 2017 and to not award cash bonuses based on financial objectives in 2017. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2017.

Equity Grants

For 2017, we made no grants of restricted stock awards or options to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2017:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exerciseable (1)	Number of Securities Underlying Unexercised Options(#) Unexerciseable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey A. Quiram	278	—	921.60	2/20/2018	—	—
	204	—	921.60	2/20/2018	—	—
	183	—	471.60	5/6/2020	—	—
	587	—	284.40	1/25/2021	—	—
	253	—	262.80	2/9/2022	—	—
	619	—	37.80	3/7/2023	—	—
	18,000	—	31.80	12/5/2023	—	—
	13,333	—	3.30	11/9/2025
	—	—	—	—	—	—
Robert L Johnson	100	—	921.60	2/20/2018	—	—
	114	—	921.60	2/20/2018	—	—
	102	—	471.60	5/6/2020	—	—
	328		284.40	1/25/2021	—	—
	142	—	262.80	2/9/2022	—	—
	347	—	37.80	3/7/2023	—	—
	10,000	—	31.80	12/5/2023	—	—
	7,333	—	3.30	11/9/2025
	—	—	—	—	—	—
Adam L. Shelton	133	—	921.60	2/20/2018	—	—
	116	—	921.60	2/20/2018	—	—
	105	—	471.60	5/6/2020	—	—
	328	—	284.40	1/25/2021	—	—
	144	—	262.80	2/9/2022	—	—
	353	—	37.80	3/7/2023	—	—
	10,000	—	31.80	12/5/2023	—	—
	7,333	—	3.30	11/9/2025
	—	—	—	—	—	—

(1)	These options are fully vested.

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

The following table summarizes the compensation paid to our non-employee directors for 2017:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Martin A. Kaplan	60,000	20,390	—	80,390
Lynn J. Davis	40,000	13,594	—	53,594
Dan L. Halvorson (2)	45,000	—	—	45,000
David W. Vellequette (2)	740	—	—	740

(1)	The amounts in this column represent the aggregate grant date fair value of the shares of restricted common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K. As of December 31, 2017: (i) Mr. Kaplan had 5,740 options to purchase common stock and 19,000 unvested shares of restricted common stock; (ii) Mr. Davis had 4,409 options to purchase common stock and 12,667 unvested shares of restricted common stock; (iii) Mr. Halvorson had no options to purchase common stock and no unvested shares of restricted common stock; (vi) Mr. Vellequette had 70 options to purchase common stock and no unvested shares of restricted common stock.
(2)	Mr. Vellequette joined our Board on December 26, 2017 and Mr. Halvorson resigned from our Board on that date.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 15, 2018 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 9101 Wall Street, Suite 1300, Austin, Texas 78754. As of March 15, 2018, we had 11,936,594 shares of our common stock outstanding.

Name	Number of Shares (1)		Percentage Ownership
Kopp Family Office, LLC	1,757,581	(2)	14.72
8400 Normandale Lake Blvd Suite 1450
Bloomington, MN 55437
Sabby Management, LLC	1,190,000	(3)	9.97
10 Mountainview Rd Suite 2015
Upper Saddle River, NJ 07458
Jeffrey A. Quiram	50,169		*
William J. Buchanan	24,158		*
Robert L. Johnson	28,044		*
Adam L. Shelton	28,087		*
Kenneth E. Pfeiffer	26,140		*
Lynn J. Davis	18,668		*
Martin A. Kaplan	26,761		*
David W. Vellequette	70		*

All executive officers and directors as a group (8 persons)	202,097		1.69

*	Less than 1%.
(1)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 2017 as follows: Mr. Quiram, 32,975 shares; Mr. Buchanan 16,175 shares; Mr. Johnson 18,254 shares; Mr. Shelton, 18,266 shares; Mr. Pfeiffer, 17,758 shares; Mr. Davis, 4,390 shares; Mr. Kaplan, 5,723 shares; Mr. Vellequette, 70 shares; and all executive officers and directors as a group, 113,161 shares.
(2)	Based solely on information reported in a Schedule 13G/A filed with the SEC on January 12, 2018, Kopp Family Office, LLC, Kopp Holding Company, LLC, and LeRoy C. Kopp are the beneficial owners of and have shared voting authority with respect to 1,757,581 shares.
(3)	Based solely on information reported in a Schedule 13G filed with the SEC on March 8, 2018, Sabby Management, LLC, Sabby Healthcare Master Fund, Ltd., Sabby Volatility Warrant Master Fund, Ltd., and Hal Mintz are the beneficial owners of and have shared voting authority with respect to 1,190,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2017 and 2016, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2017	2016
Audit fees (1)	$190,000	$190,000
All other fees (2)	$—	$60,000

Total	$190,000	$250,000

(1)	Includes fees for professional services rendered for the audit of our annual consolidated financial statements and review of our annual report on Form 10-K and for reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2017 and 2016.
(2)	These fees related to services rendered for our S-3 and S-1 registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation and Qualifying Accounts	F-27

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013. (18)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 18, 2016. (29)

3.4	Amended and Restated Bylaws of Registrant. (14)

3.5	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (15)

3.6	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant. (20)

4.1	Form of Common Stock Certificate. (13)

4.2	Form of Series B Preferred Stock Certificate. (28)

4.3	Form of Series C Preferred Stock Certificate. (30)

4.4	Form of Series D Preferred Stock Certificate. (31)

4.5	Certificate of Designations of Registrant of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (12)

4.6	Certificate of Designations of Registrant of Series B Convertible Preferred Stock of Registrant and form of Series B Convertible Preferred Stock Certificate. (28)

4.7	Certificate of Designations of Registrant of Series C Convertible Preferred Stock of Registrant and form of Series C Convertible Preferred Stock Certificate. (30)

Number	Description of Document

4.8	Certificate of Designations of Registrant of Series D Convertible Preferred Stock of Registrant and form of Series D Convertible Preferred Stock Certificate. (32)

4.9	Forms of Series A and Series B Warrants to Purchase Common Stock issued by Registrant on April 26, 2013. (19)

4.10	Form of Warrant to Purchase Common Stock issued by Registrant on August 9, 2013. (21)

4.11	Form of Warrant Exercise Agreement dated February 14, 2015 and Financial Advisor Warrant. (22)

4.12	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Purchase Agreement. (24)

4.13	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on March 25, 2015. (24)

4.14	Form of Series [A][B] Common Stock Purchase Warrant issued by Registrant on October 14, 2015. (25)

4.15	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on October 14, 2015. (26)

4.16	Form of Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (30)

4.17	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (30)

4.18	Form of Warrant to Purchase Common Stock issued by Registrant on December 14, 2016. (33)

4.19	Form of Pre-Funded Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (34)

4.20	Form of Placement Agent Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (35)

4.21	Form of Series A Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (36)

4.22	Registration Rights Agreement dated March 6, 2018. (37)

10.1	Form of Change in Control Agreement dated March 28, 2003. (1)***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (7)***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (9)***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (2)**

10.5	License Agreement between Registrant and Sunpower dated May 2, 2005. (3)**

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (4)***

10.7	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (9)***

10.8	2003 Equity Incentive Plan As Amended May 25, 2005. (6)***

10.9	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (4)***

10.10	Management Incentive Plan (July 24, 2006). (8)***

10.11	Compensation Policy for Non-Employee Directors dated March 18, 2005. (5)***

10.12	Form of Director and Officer Indemnification Agreement. (23)***

Number	Description of Document

10.13	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (16)

10.14	First Amendment to Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (17)

10.15	Second Amendment to Lease Agreement between Registrant and Prologis Texas III LLC dated July 18, 2014. (23)

10.16	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (10)

10.17	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007. (11)

10.18	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (11)

10.19	Framework Agreement between Registrant and BAOLI dated November 8, 2007. (11)

10.20	Sino-Foreign Equity Joint Venture Contract between Superconductor Investments (Mauritius) Limited and BAOLI dated December 8, 2007 (Exhibit A to Framework Agreement with BAOLI). (11)

10.21	Form of Technology and Trademark License Agreement between Superconductor Investments (Mauritius) Limited, Registrant and BAOLI (Exhibit B to Framework Agreement). (11)

10.22	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements. (27) ***

14	Code of Business Conduct and Ethics. (7)

21	List of Subsidiaries. (38)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (38)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (38)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (38)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (38) *

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (38) *

101	Financials provided in XBRL format. (38)

(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.

(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(13)	Incorporated by reference as Exhibit 4.1 to Registrant’s Form 10-K filed March 28, 2014.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(17)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 13, 2012.
(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 30, 2013.
(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(21)	Incorporated by reference as Exhibit 4.9 to Registrant’s Form S-1/A filed August 2, 2013.
(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 17, 2015.
(23)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 12, 2015.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 24, 2015.
(25)	Incorporated by reference as Exhibit 4.11 to Registrant’s Form S-1/A filed October 6, 2015.
(26)	Incorporated by reference as Exhibit 4.12 to Registrant’s Form S-1/A filed October 6, 2015.
(27)	Incorporated by reference as Exhibit A to Registrant’s Schedule 14A filed October 31, 2013.
(28)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 13, 2015.
(29)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 18, 2016.
(30)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 2, 2016.
(31)	Incorporated by reference from Exhibit 4.21 to Registrant’s Form S-1/A filed December 6, 2016.
(32)	Incorporated by reference from Exhibit 4.22 to Registrant’s Form S-1/A filed December 6, 2016.
(33)	Incorporated by reference from Exhibit 4.24 to Registrant’s Form S-1/A filed December 6, 2016.
(34)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed March 9, 2018.
(35)	Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed March 9, 2018.
(36)	Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed March 9, 2018.
(37)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2018.
(38)	Filed herewith.
*	Furnished, not filed.
**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Superconductor Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and Schedule II — valuation and qualifying accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred significant net losses since its inception, has an accumulated deficit of $311,613,000 and negative cash flow from operations of $7,444,000 as of and for the year ended December 31, 2017, and expects to incur substantial additional losses and costs to sustain its operations. Further, the Company’s ability to realize its investment in its infrastructure is dependent on market acceptance and realization of significant revenues from its new products. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009.

San Francisco, CA

March 23, 2018

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,056,000	$10,452,000
Accounts receivable, net	151,000	8,000
Inventory, net	102,000	68,000
Prepaid expenses and other current assets	83,000	109,000

Total Current Assets	3,392,000	10,637,000
Property and equipment, net of accumulated depreciation of $11,200,000 and $9,350,000, respectively	1,793,000	3,491,000
Patents, licenses and purchased technology, net of accumulated amortization of $984,000 and $948,000, respectively	742,000	990,000
Other assets	69,000	96,000

Total Assets	$5,996,000	$15,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$349,000	$336,000
Accrued expenses	481,000	608,000

Total Current Liabilities	830,000	944,000
Other long term liabilities	54,000	172,000

Total Liabilities	884,000	1,116,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 333,767 issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 10,746,594 and 7,353,714 shares issued and outstanding, respectively	11,000	7,000
Capital in excess of par value	316,714,000	316,177,000
Accumulated deficit	(311,613,000)	(302,086,000)

Total Stockholders’ Equity	5,112,000	14,098,000

Total Liabilities and Stockholders’ Equity	$5,996,000	$15,214,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2017	2016	2015
Commercial product revenues	11,000	131,000	244,000
Government contract revenues	435,000	—	—

Total revenues	446,000	131,000	244,000

Costs and expenses:
Cost of commercial product revenues	3,072,000	3,444,000	3,004,000
Cost of government contract revenues	331,000	—	—
Research and development	2,644,000	2,784,000	4,125,000
Selling, general and administrative	4,062,000	5,146,000	5,838,000

Total costs and expenses	10,109,000	11,374,000	12,967,000

Loss from operations	(9,663,000)	(11,243,000)	(12,723,000)
Other Income and Expense
Adjustments to fair value of warrant derivatives	99,000	183,000	4,852,000
Adjustment to warrant exercise price	—	(66,000)	(537,000)
Other income	37,000	10,000	13,000
Other expense	—	—	(207,000)

Net loss	$(9,527,000)	$(11,116,000)	$(8,602,000)

Basic and diluted net loss per common share	$(0.91)	$(3.53)	$(6.55)

Basic and diluted weighted average number of common shares outstanding	10,524,732	3,148,376	1,313,753

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	328,925	—	950,936	1,000	286,369,000	(282,368,000)	4,002,000
Issuance of common stock (net of costs)			1,106,319	1,000	8,889,000		8,890,000
Issuance of Series B preferred stock	4,750	—			4,305,000		4,305,000
Issuance of common stock (net of costs) from exercise of outstanding warrants			61,124		1,687,000		1,687,000
Reclassification of warrant liability upon exercise					669,000		669,000
Conversion of Series B preferred stock to common stock	(2,802)	—	533,762	1,000	(1,000)
Repurchase of common shares to satisfy withholding obligations			(8,926)		(27,000)		(27,000)
Stock–based compensation			(2,667)		2,198,000		2,198,000
Net loss						(8,602,000)	(8,602,000)

Balance at December 31, 2015	330,873	—	2,640,548	3,000	304,089,000	(290,970,000)	13,122,000
Issuance of common stock (net of costs)			2,092,391	2,000	3,220,000		3,222,000
Issuance of Series C preferred stock	1,295	—			1,118,000		1,118,000
Issuance of Series D preferred stock	7,587	—			6,748,000		6,748,000
Stock-based compensation					1,004,000		1,004,000
Cancellation of shares from reverse stock split			(37)
Conversion of Series C preferred stock to common stock	(1,295)	—	419,812
Conversion of Series B preferred stock to common stock	(1,948)	—	371,000
Conversion of Series D preferred stock to common stock	(2,745)	—	1,830,000	2,000	(2,000)
Net loss						(11,116,000)	(11,116,000)

Balance at December 31, 2016	333,767	—	7,353,714	7,000	316,177,000	(302,086,000)	14,098,000
Conversion of Series D preferred stock to common stock	(4,842)	—	3,227,880	3,000	(3,000)
Issuance of common stock (net of costs) from exercise of outstanding warrants			133,333	1,000	199,000		200,000
Stock-based compensation			31,667		341,000		341,000
Net loss						(9,527,000)	(9,527,000)

Balance at December 31, 2017	328,925	$—	10,746,594	$11,000	$316,714,000	$(311,613,000)	$5,112,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,527,000)	$(11,116,000)	$(8,602,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,885,000	2,139,000	2,458,000
Stock-based compensation expense	341,000	1,004,000	2,198,000
Provision for excess and obsolete inventories	—	—	58,000
Adjustments to fair value of warrant derivatives	(99,000)	(183,000)	(4,852,000)
Adjustments to warrant exercise price		66,000	537,000
Gain on disposal of property and equipment	—	—	(1,000)
Changes in assets and liabilities:
Accounts receivable	(143,000)	28,000	45,000
Inventory	(34,000)	52,000	(105,000)
Prepaid expenses and other current assets	26,000	12,000	236,000
Patents and licenses	212,000	(130,000)	(128,000)
Other assets	27,000	32,000	128,000
Accounts payable, accrued expenses and other liabilities	(132,000)	(9,000)	(456,000)

Net cash used in operating activities	(7,444,000)	(8,105,000)	(8,484,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(152,000)	—	(141,000)
Net proceeds from sale of property and equipment	—	—	1,000

Net cash used in investing activities	(152,000)	—	(140,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares for withholding obligations	—	—	(27,000)
Net proceeds from sale of common and preferred stock	—	11,088,000	13,195,000
Net proceeds from exercise of warrants	200,000	—	1,687,000

Net cash provided by financing activities	200,000	11,088,000	14,855,000

Net increase (decrease) in cash and cash equivalents	(7,396,000)	2,983,000	6,231,000
Cash and cash equivalents at beginning of year	10,452,000	7,469,000	1,238,000

Cash and cash equivalents at end of year	$3,056,000	$10,452,000	$7,469,000

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

Historically, we used research and development contracts as a source of funds for our commercial technology development. Although we are not currently involved as either a contractor or subcontractor on contracts with the U.S. government, in November 2016, we were selected as the prime recipient of a $4.5 million program award provided by the U.S. Department of Energy and, in June 2017, the related contract was finalized and we have now commenced work under that contract.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $311.6 million. In 2017, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. In 2016, we had an accumulated deficit of $302.1 million, a net loss of $11.1 million and negative cash flows from operations of $8.1 million. At December 31, 2017, we had $3.1 million in cash. On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2018. Our cash resources will not be sufficient to fund our business through March 30, 2019. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during the next 12-months to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard, as amended, is effective for annual periods beginning December 15, 2017. We have evaluated our material contracts, and have concluded that the impact of adopting the standard on our financial statements and related disclosure was not material.

In July 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for annual reporting periods and interim periods, within those annual periods beginning after December 15, 2015. The adoption of this ASU on January 1, 2016 has not had an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Sub-Topic 205-40)”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this ASU on January 1, 2017 has not had an impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (“LIFO”) or the retail inventory method. The standard was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application was permitted. The adoption of this ASU on January 1, 2017 has not had an impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The new standard was effective for interim and annual periods beginning after December 15, 2016. Early application was permitted. The adoption of this ASU on January 1, 2017 did not impact our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period. The adoption of this ASU on January 1, 2017 has not had an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. No early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Shares (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I, Accounting for Certain Financial Instruments with Down Round Features. ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40. As a result, a down round feature — by itself — no longer requires an instrument to be remeasured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2017-11 on our consolidated financial statements and related disclosures.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to operations immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are generally recorded in other income or expense. In 2015 there were disposals of $99,000 and gains of $1,000 from these disposals. There were no such disposals in 2016 or 2017.

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

Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision.

No liabilities for uncertain tax positions were recorded in the current year. No interest or penalties on uncertain tax positions have been expensed to date. We are not under examination by any taxing authorities. Our state and federal statute of limitations for examination of us is open for 2013 and 2014, respectively, and subsequent filings.

We implemented ASU 2016-09 during the first quarter of 2017 as stipulated in the FASB guidance for publicly traded entities. To account for the implementation of ASU 2016-09, we accounted for previously unrecognized excess tax benefits by recognizing those benefits. Due to the Company’s full valuation allowance, this recognition has no effect on the net accrual after the valuation allowance.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2017.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2017	2016	2015
Cost of revenue	$1,000	$6,000	$10,000
Research and development	47,000	142,000	332,000
Selling, general and administrative	293,000	856,000	1,856,000

	$341,000	$1,004,000	$2,198,000

The impact to the consolidated statements of operations for 2017, 2016 and 2015 on basic and diluted earnings per share was $0.03, $0.32 and $1.68, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2017.

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of December 31, 2017 and December 31, 2016 approximate fair value.

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

Note 3 — Short Term Borrowings

None

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2017, 2016 or 2015.

Due to our operating losses, the 2017 Tax Act did not impact our 2017 operating results or income tax expense. The primary impact of the 2017 Tax Act was the re-measurement of our deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21% and the required change to the related valuation allowance. We have completed our determination of the accounting implications of the 2017 Tax Act, the impact of which is a $2,380,000 reduction in net deferred tax assets. The effective rate adjustment to deferred tax assets, a discrete item for the quarter, is fully offset by a decrease in the valuation allowance. As such, there is no net effective rate impact in our financial statements. No income tax provision was required for the deemed repatriation tax under the 2017 Tax Act, as our foreign subsidiaries had no cumulative positive earnings and profits.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2017, 2016 and 2015 as follows:

	2017	2016	2015
Tax benefit computed at federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in tax rate under tax reform	(25.0)
Change in valuation allowance	(9.0)	(34.0)	(34.0)

	—%	—%	—%

The significant components of deferred tax assets at December 31 are as follows:

	2017	2016
Loss carryforwards	$2,563,000	$1,173,000
Depreciation & Amortization	951,000	1,755,000
Stock Option Compensation	358,000	0
Other	34,000	71,000
Less: valuation allowance	(3,906,000)	(2,999,000)

	$—	$—

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of approximately $353.6 million which expire in the years 2018 through 2037. Of these amounts, $77.5 million resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $12.3 million will be available for reduction of future taxable income.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet. The valuation allowance increased by $ 907,000 in 2017 and decreased by $14,276,000 in 2016.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate,” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013, and December 2016. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent five ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, and December 2016. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $77.5 million which were incurred prior to the 2016 ownership changes, will be subject in future periods to annual limitations of $126,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $9.9 million. An additional $126,000 in losses were released from limitation during the year under Section 382.

Note 5 — Stockholders’ Equity

Public Offerings

On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.7 million.

We did not conduct any offerings in 2017.

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

In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock (convertible into 6,115,230 shares of our old common stock) in exchange for net proceeds of $14.9 million in cash after offering costs of $89,000, of which $4.0 million was received in 2007. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock is convertible into ten shares of our common stock so long as the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion does not exceed 9.9% of our outstanding common stock. In 2013, 235,717 of these preferred shares were converted into 196,422 shares of our old common stock. There was no conversion of these preferred shares into common stock in 2016 or 2015. At December 31, 2017, the 328,925 preferred shares issued and outstanding could be converted into 18,274 shares of common stock. Except for a preference on liquidation of $.001 per share, each share of Series A Preferred Stock is the economic equivalent of the ten shares of common stock into which it is convertible. There is no beneficial conversion feature related to the conversion of the Series A Preferred Stock, as the value of the common shares into which the preferred shares convert does not exceed the recorded amount of the preferred shares at the date of issuance. Except as required by law, the Series A Preferred Stock does not have any voting rights.

As of December 31, 2017, all of our issued Series B, C and D Preferred Stock had been converted into our common stock.

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

Equity Awards

At December 31, 2017, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

On September 27, 2017, our stockholders approved an amendment to the 2013 Equity Incentive Plan to increase the number of shares authorized to be issued under such plan from 293,333 to 2,293,333 shares and the related sublimit of awards to any one participant from 20,000 to 300,000 shares.

There were no stock option exercises in the last three years.

No stock options were granted in 2017 or 2016, but stock options were granted in 2015. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2017	2016	2015
Per share fair value at grant date	—	—	$1.97
Risk free interest rate	—	—	1.1%
Expected volatility	—	—	100.2%
Dividend yield	—	—	0%
Expected life in years	—	—	4.0

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

At December 31, 2017, common stock totaling 2,064,524 shares was available for future grants and options covering 126,130 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	80,063	$79.80
Granted	58,000	3.30
Canceled	(6,490)	243.30
Exercised	—	—

Outstanding at December 31, 2015	131,573	38.10
Granted	—	—
Canceled	(415)	674.22
Exercised	—	—

Outstanding at December 31, 2016	131,158	36.03
Granted	—	—
Canceled	(5,028)	4.51
Exercised	—	—

Outstanding at December 31, 2017	126,130	$37.03

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2017:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30 - $3.30	54,000	7.9	$3.30	54,000	$3.30
31.80 - 31.80	62,167	5.9	31.80	62,167	31.80
37.80 - 42.75	5,405	5.8	40.85	5,405	40.85
122.10 - 284.40	2,376	3.4	268.88	2,376	268.88
$315.00 - $921.60	2,182	0.8	758.93	2,182	758.93

	126,130	6.6	$37.03	126,130	$37.03

Our outstanding options expire on various dates through November 2025. The weighted-average contractual term of outstanding options was 6.6 years and the weighted-average contractual term of currently exercisable stock options was 6.6 years. There were no exercisable options at December 31, 2017, December 31, 2016 or December 31, 2015 with a price less than the then market value.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. The following is a summary of our restricted stock award transactions for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2016	555	$41.40
Granted	44,334	1.07
Vested	(555)	41.40
Forfeited	(12,667)	1.07

Balance nonvested at December 31, 2017	31,667	$1.07

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2017	2016	2015
Weight-average grant date fair value	$1.07	—	$16.20
Fair value of restricted stock awards granted	$48,000	—	$16,000
Fair value of restricted stock awards vested	$23,000	—	$1,420,000

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest may be net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the year ended December 31, 2015 we withheld 8,926 shares to satisfy $26,000 of employees’ tax obligations. There was no such withholding for the years ended December 31, 2017 or December 31, 2016.

No stock compensation cost was capitalized during the periods. At December 31, 2017, the total compensation cost related to non-vested option awards not yet recognized was $55,000 and the weighted-average period over which the cost is expected to be recognized is 1 year. The total compensation cost related to non-vested stock awards not yet recognized was $34,000, and the weighted-average period over which the cost is expected to be recognized is 1 year.

Warrants

The following is a summary of outstanding warrants at December 31, 2017:

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

On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. In a concurrent private placement, we issued to the investor in the registered offering, an unregistered warrant (the “Warrants”) to purchase one share of common stock for each share of common stock or Pre-funded Warrants purchased in the registered offering. The Warrants have an exercise price of $1.14 per share, shall be exercisable immediately and will expire five years and six months from the date of issuance. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the Warrants is not subject to a “price-based” anti-dilution adjustment. The sale of these shares reset the exercise price of warrants (2) to $1.14.

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

Warrants (1) and (3)-(10), above, are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

Warrants (2), above, contain a provision whereby the warrant exercise price is decreased in the event that future common stock issuances are made at a price less than the then applicable exercise price. We have determined that warrants (3) are not considered indexed to our common shares under ASC 815-40, and require separate accounting as derivative instruments with changes in fair value recognized in earnings each period. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Their initial August 9, 2013 valuation was determined using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrants were, respectively, as follows: expected life of five years and two years (these two year warrants expired on August 9, 2015 and are no longer listed in the table of outstanding warrants above); risk free interest rates of 1.36% and 0.32%; expected volatility of 111% and 116% and; dividend yield of 0% and 0%. The initial fair value at August 9, 2013 was estimated to be approximately $4.2 million.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the fair value of these warrant liabilities at December 31, 2015 and December 31, 2016, respectively, were $245,000 and $127,000.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrant liabilities at December 31, 2017 as follows: expected life of 8 months; risk free interest rates of 1.5%; expected volatility of 69% and; dividend yield of 0%. The December 31, 2017 fair value of these warrants was estimated to be $28,000. The fair value was reduced by $118,000 and $99,000, respectively, from December 31, 2015 to December 31, 2016 and from December 31, 2016 to December 31, 2017, respectively, principally due to our reduced market stock price.

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $66,000 to the 401(k) plan in 2017, and $62,000 and $85,000 in 2016 and 2015, respectively.

Note 7 — Commitments and Contingencies

Operating Leases

We lease our offices and production facilities under non-cancelable operating leases. All of our operations, including our manufacturing facilities, are located in an industrial complex in Austin, Texas. We occupy approximately 94,000 square feet in Austin, Texas under a long-term lease that expires in April 2020. Our Austin lease contains a renewal option and also requires us to pay utilities, insurance, taxes and other operating expenses. Although we currently have excess capacity, we believe this facility can be managed in a flexible and cost effective manner and is adequate to meet current and reasonably anticipated needs for approximately the next two years.

For 2017, 2016 and 2015, rent expense was $385,000, $643,000, and $514,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2018 to 2026. Royalty expenses totaled $45,000 in 2017, $45,000 in 2016 and $45,000 in 2015. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2018	$45,000	$926,000
2019	10,000	935,000
2020	10,000	230,000
2021	10,000	3,000
2022	10,000	2,000
Thereafter	30,000	—

Total payments	$115,000	$2,096,000

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

Note 10 — Loss Per Share

Loss per share is based on the weighted-average number of common shares outstanding and diluted earnings (loss) per share was based on the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding.

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2017	2016	2015
Outstanding stock options	126,130	131,158	131,573
Unvested restricted stock awards	31,667	555	34,153
Outstanding warrants	9,294,161	9,455,457	3,830,127

Total	9,451,958	9,587,170	3,995,853

Also, the convertible preferred stock, which is convertible into 18,274 and 3,246,154 and 389,273 shares of common stock at December 31, 2017 and 2016 and 2015, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2017	December 31, 2016
Accounts receivable:
Accounts receivable-trade	$154,000	$13,000
Less: allowance for doubtful accounts	(3,000)	(5,000)

	$151,000	$8,000

	December 31, 2017	December 31, 2016
Inventories:
Raw materials	$74,000	$68,000
Reserve for raw materials	—	—
Work-in-process	10,000	—
Reserve for work-in-process	—	—
Finished goods	18,000	—
Reserve for finished goods	—	—

	$102,000	$68,000

	December 31, 2017	December 31, 2016
Property and Equipment:
Equipment	$11,723,000	$11,571,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,993,000	12,841,000
Less: accumulated depreciation and amortization	(11,200,000)	(9,350,000)

	$1,793,000	$3,491,000

Depreciation and amortization expense amounted to $1,885,000, $2,061,000, and $2,383,000 in 2017, 2016, 2015, respectively. In 2017, 2016 and 2015 we disposed of older, fully depreciated equipment with an acquisition value of $0, $0, and $52,000, respectively.

	December 31, 2017	December 31, 2016
Patents, Licenses and Purchased Technology:
Patents pending	$44,000	$566,000
Patents issued	1,682,000	1,372,000
Less accumulated amortization	(984,000)	(948,000)

Net patents issued	698,000	424,000

	$742,000	$990,000

Amortization expense related to these items totaled $36,000, $78,000 and, $75,000 in 2017, 2016, and 2015, respectively. Amortization expenses related to these items are expected to total $40,000 in 2018 and $40,000 in 2019.

	December 31, 2017	December 31, 2016
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$104,000	$105,000
Compensated absences	173,000	144,000
Compensation related	4,000	17,000
Warranty reserve	8,000	8,000
Deferred rent	46,000	37,000
Other	172,000	342,000
Fair value of warrant derivatives	28,000	127,000

Total	535,000	780,000
Less current portion	(481,000)	(608,000)

Long-term portion	$54,000	$172,000

	2017	2016	2015
Warranty Reserve Activity:
Beginning balance	$8,000	$23,000	$38,000
Additions	—	—	—
Deductions	—	(15,000)	(15,000)

Ending balance	$8,000	$8,000	$23,000

Note 12 — Subsequent Events

On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million.

In connection with the offering, we issued 1,190,000 shares of its common stock at a price of $1.265 per share and, for investors who would otherwise hold more than 9.99% of our common stock following the registered offering, we agreed to issue to such investors pre-funded warrants to purchase 391,000 shares of our common stock at a price of $1.255 per warrant subject to payment of an additional $0.01 upon exercise (the “Pre-funded Warrants”), which are common stock equivalents. As a result, a total of 1,581,000 shares of common stock and common stock equivalents were issued.

The offer and sale of the common stock and Pre-funded Warrants in the registered offering is registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (File No. 333-202702), as amended, which became effective on March 19, 2015 and a related prospectus supplement filed in connection with the registered offering (the “Registration Statement”).

In a concurrent private placement, we issued to the investor in the registered offering, an unregistered warrant (the “Warrants”) to purchase one share of common stock for each share of common stock or Pre-funded Warrants purchased in the registered offering. The Warrants have an exercise price of $1.14 per share, shall be exercisable immediately and will expire five years and six months from the date of issuance. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the Warrants is not subject to a “price-based” anti-dilution adjustment. The exercise price of the Warrants is subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2017
Allowance for Uncollectible Accounts	$5,000	$2,000	$—	$—	$3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	2,999,000	—	907,000	—	3,906,000

2016
Allowance for Uncollectible Accounts	$5,000	$—	$—	$—	$5,000
Reserve for Inventory Obsolescence	774,000	—	774,000	—	—
Reserve for Warranty	23,000	—	—	(15,000)	8,000
Deferred Tax Asset Valuation Allowance	17,275,000	—	—	(14,276,000)	2,999,000

2015
Allowance for Uncollectible Accounts	$1,000	$4,000	$—	$—	$5,000
Reserve for Inventory Obsolescence	733,000	41,000	—	—	774,000
Reserve for Warranty	38,000	—	—	(15,000)	23,000
Deferred Tax Asset Valuation Allowance	13,940,000	3,335,000	—	—	17,275,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2018

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2018

/s/ David W. Vellequette David W. Vellequette	Director	March 23, 2018

/s/ Lynn J. Davis Lynn J. Davis	Director	March 23, 2018

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman of the Board	March 23, 2018