Form 10-Q
period 2018-03-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2018-05-14
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

We had 12,323,798 shares of our common stock outstanding as of the close of business on May 4, 2018.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 31, 2018

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

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Commercial product revenues	$—	$1,000
Government contract revenues	246,000	—

Total revenues	246,000	1,000

Costs and expenses:
Cost of commercial product revenues	639,000	862,000
Cost of government contract revenues	183,000	—
Research and development	577,000	650,000
Selling, general and administrative	1,041,000	1,120,000

Total costs and expenses	2,440,000	2,632,000

Loss from operations	(2,194,000)	(2,631,000)
Other Income and Expense:
Adjustments to fair value of warrant derivatives	33,000	(3,000)
Adjustment to warrant exercise price	(24,000)	—
Other income	7,000	5,000

Net loss	$(2,178,000)	$(2,629,000)

Basic and diluted net loss per common share	$(0.20)	$(0.26)

Basic and diluted weighted average number of common shares outstanding	11,021,261	9,967,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,919,000	$3,056,000
Accounts receivable, net	181,000	151,000
Inventories, net	169,000	102,000
Prepaid expenses and other current assets	16,000	83,000

Total Current Assets	3,285,000	3,392,000
Property and equipment, net of accumulated depreciation of $11,511,000 and $11,200,000, respectively	1,486,000	1,793,000
Patents, licenses and purchased technology, net of accumulated amortization of $994,000 and $984,000, respectively	733,000	742,000
Other assets	69,000	69,000

Total Assets	$5,573,000	$5,996,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$424,000	$349,000
Accrued expenses	441,000	481,000

Total Current Liabilities	865,000	830,000
Other long term liabilities	57,000	54,000

Total Liabilities	922,000	884,000

Commitments and Contingencies (Notes 5 and 6)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 11,936,594 and 10,746,594 shares issued and outstanding, respectively	12,000	11,000
Capital in excess of par value	318,430,000	316,714,000
Accumulated deficit	(313,791,000)	(311,613,000)

Total Stockholders’ Equity	4,651,000	5,112,000

Total Liabilities and Stockholders’ Equity	$5,573,000	$5,996,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2017 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,178,000)	$(2,629,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,000	568,000
Stock-based compensation expense	17,000	103,000
Adjustments to fair value of warrant derivatives	(33,000)	3,000
Adjustment to warrant exercise price	24,000	—
Changes in assets and liabilities:
Accounts receivable	(30,000)	9,000
Inventories	(67,000)	15,000
Prepaid expenses and other current assets	68,000	90,000
Patents and licenses	(1,000)	(41,000)
Other assets	—	27,000
Accounts payable, accrued expenses and other current liabilities	45,000	(183,000)

Net cash used in operating activities	(1,832,000)	(2,038,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,000)	—
Net proceeds from the sale of property and equipment	—	—

Net cash used in investing activities	(5,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	1,700,000	—
Net proceeds from the exercise of outstanding warrants	—	—

Net cash provided by financing activities	1,700,000	—

Net decrease in cash and cash equivalents	(137,000)	(2,038,000)
Cash and cash equivalents at beginning of period	3,056,000	10,452,000

Cash and cash equivalents at end of period	$2,919,000	$8,414,000

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

Since 2010, we have focused our research and development efforts on adapting our successful HTS materials deposition techniques to the production of our HTS Conductus® wire for next generation power applications, including Next Generation Electrical Machines (NGEMs). While most of our historical commercial product revenues came from the sale of high performance wireless communications infrastructure products, production of our Conductus wire is our principal opportunity to grow our future revenue.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for all of 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $313.8 million. In 2017, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. At March 31, 2018, we had $2.9 million in cash and cash equivalents compared to $3.1 million in cash and cash equivalents as of December 31, 2017. Our current forecast is that our existing cash and cash equivalents resources will be sufficient to fund our planned operations into the third quarter of 2018. Our cash resources will not be sufficient to fund our business through March 30, 2019. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital in the near term to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

On July 18, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split as applicable. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have not made any material changes to these policies.

We have updated our revenue recognition policy since issuance of our 2017 Annual Report as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) in the first quarter 2018. We have reviewed other recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our condensed consolidated financial statements.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued an accounting standard update ASC 606 on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition that expands and improves disclosures about revenue. On January 1, 2018, we adopted the accounting standard update for revenue from contracts with customers. To determine revenue recognition for the arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue as we satisfy our performance obligation. The adoption of this standard has not had an impact on our condensed consolidated financial statements.

Government contract revenues are principally generated under research and development contracts. Revenues from research-related activities are derived from contracts with agencies of the U.S. Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of our current project in process, we believe that adjustments from open audits will not have an effect on our financial position, results of operations or cash flows. We are using the expected cost-plus-margin approach as the suitable method for allocating transaction price to the performance obligations in the contract under ASC 606.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our March 31, 2018 net inventory value was $169,000, compared to a December 31, 2017 value of $102,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

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

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new

Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability at March 31, 2018 and did not believe there was any impairment.

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

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The guidance further clarifies the accounting for uncertainty in income taxes and sets a consistent framework to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized and sets out disclosure requirements to enhance transparency of our tax reserves. Unrecognized tax positions, if ever recognized in the condensed consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision.

No liabilities for uncertain tax positions were recorded in the current year. No interest or penalties on uncertain tax positions have been expensed to date. We are not under examination by any taxing authorities. Our state and federal statute of limitations for examination of us is open for 2013 and 2014, respectively, and subsequent filings.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the Tax Cuts and Jobs Act (“the 2017 Tax Act”). The primary impact of the 2017 Tax Act was the re-measurement of our deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21% and the required change to the related valuation allowance. Under SAB 118, we may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the 2017 Tax Act. However, we have completed our determination of the accounting implications of the 2017 Tax Act, the impact of which was a $2,380,000 reduction in net deferred tax assets, fully offset by a decrease in the valuation allowance as of December 31, 2017. No income tax provision was required for the deemed repatriation tax under the 2017 Tax Act, as our foreign subsidiaries had no cumulative positive earnings and profits.

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $12.3 million of our $353.6 million net operating loss carryforwards, which expire in the years 2018 through 2037, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 31, 2018 and April 1, 2017.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended March 31, 2018 and April 1, 2017, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	March 31, 2018	April 1, 2017
Research and development	$1,000	$14,000
Selling, general and administrative	16,000	89,000

Total stock-based compensation expense	$17,000	$103,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of March 31, 2018 approximate fair value.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended March 31, 2018:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit		Total
Balance at December 31, 2017	328,925	$—	10,746,594	$11,000	$316,714,000	$(311,613,000)		$5,112,000
Issuance of common stock(net of costs)	—	—	1,190,000	1,000	1,699,000			1,700,000
Stock-based compensation					17,000			17,000
Net loss						(2,178,000)		(2,178,000)

Balance at March 31, 2018	328,925	$—	11,936,594	$12,000	$318,430,000	$(313,791,000	)_	$4,651,000

Stock Options

At March 31, 2018, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 31, 2018 or during the three months ended April 1, 2017.

The impact to the condensed consolidated statements of operations for the quarter ended March 31, 2018 on net loss was $10,000 and $0.00 on basic and diluted net loss per common share and for the quarter ended April 1, 2017 the impact was $98,000 and $0.01 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $45,000 and the weighted-average period over which the cost is expected to be recognized was 11 months at March 31, 2018.

The following is a summary of stock option transactions under our Stock Option Plans at March 31, 2018:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2017	126,130	$3.30 - $921.60	$37.03	126,130	$37.03
Granted	—		—
Exercised	—		—
Canceled	(1,256)	921.60	921.60

Balance at March 31, 2018	124,874	$3.30 - $671.40	$28.13	124,874	$28.13

The outstanding options expire on various dates through the end of November 2025. The weighted-average contractual term of options outstanding is 6.4 years and the weighted-average contractual term of stock options currently exercisable is 6.4 years. The exercise prices for these options range from $3.30 to $671.40 per share, for an aggregate exercise price of $3.5 million. At March 31, 2018, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2017	31,667	$1.07
Granted	—	—
Vested	(3,334)	1.16
Forfeited	—	—

Balance nonvested at March 31, 2018	28,333	$1.06

The impact to the condensed consolidated statements of operations for the three months ended March 31, 2018 was $7,000 and $0.00 on basic and diluted net loss per common share and for the quarter ended April 1, 2017 the impact was $5,000 and $0.00 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $28,000 and the weighted-average period over which the cost is expected to be recognized was 11 months.

Warrants

The following is a summary of outstanding warrants at March 31, 2018:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to April 2013 financing	17,127	17,127	$81.75	April 26, 2019
(2)	Warrants related to August 2013 financing	274,492	274,492	$1.14	August 9, 2018
(3)	Warrants related to February 2015 agreement	3,056	3,056	$45.05	February 13, 2020
(4)	Warrants related to March 2015 financing	102,093	102,093	$24.49	September 24, 2020
(5)	Warrants related to March 2015 financing	10,209	10,209	$30.61	March 20, 2020
(6)	Warrants related to October 2015 financing	1,355,171	1,355,171	$6.00	October 14, 2020
(7)	Warrants related to October 2015 financing	90,345	90,345	$6.56	October 14, 2020
(8)	Warrants related to August 2016 financing	535,062	535,062	$3.00	February 2, 2022
(9)	Warrants related to August 2016 financing	49,939	49,939	$3.86	August 2, 2021
(10)	Warrants related to December 2016 financing	6,856,667	6,856,667	$2.00	December 14, 2021
(11)	Warrants related to March 2018 financing	1,581,000	1,581,000	$1.14	September 11, 2023
(12)	Warrants related to March 2018 financing	110,670	110,670	$1.58	March 6, 2023

On March 9, 2018, we completed a registered offering of 1,581,000 shares of common stock (and common stock equivalents) with gross proceeds to us of $2.0 million, with net proceeds to us, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. In a concurrent private placement, we issued to the investor unregistered warrants to purchase 1,581,000 shares of common stock. The warrants have an exercise price of $1.14 per share, and are exercisable immediately and will expire five years and six months from the date of issuance. The placement agent also received warrants to purchase 110,670 shares of common stock, at an exercise price of $1.58, that are immediately exercisable and will expire March 6, 2023. The completion of this offering reset the exercise price of warrants (2) above to $1.14.

Warrants (1) and (3)-(12) are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

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

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (2) at December 31, 2017 was as follows: expected life of 8 months; risk free interest rates of 1.5% expected volatility of 69% and; dividend yield of 0% and the December 31, 2017 fair value of these warrants was estimated to be $28,000.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (2) at March 31, 2018 was as follows: expected life of 4 months; risk free interest rates of 1.9% expected volatility of 61% and; dividend yield of 0% and the March 31, 2018 fair value of these warrants was estimated to be $19,000. The fair value of warrants accounted for as derivative liabilities was decreased by $9,000 from December 31, 2017 to March 31, 2018.

4. Loss Per Share

Basic and diluted net loss per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	March 31, 2018	April 1, 2017
Outstanding stock options	124,874	131,130
Unvested restricted stock awards	28,333	9,334
Outstanding warrants	10,985,831	9,427,494

Total	11,139,038	9,567,958

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

For the three months ended March 31, 2018 and April 1, 2017, rent expense was $108,000 and $125,000 respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2018 to 2020. Royalty expense totaled $11,000 and $11,000 for the three months ended March 31, 2018 and April 1, 2017, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2018	$45,000	$699,000
2019	10,000	935,000
2020	10,000	230,000
2021	10,000	3,000
2022	10,000	2,000
Thereafter	30,000	—

Total payments	$115,000	$1,869,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	March 31, 2018	December 31, 2017
Accounts receivable:
Accounts receivable-commercial products	$6,000	$8,000
-government contract	178,000	148,000
Less: allowance for doubtful accounts	(3,000)	(5,000)

	$181,000	$151,000

	March 31, 2018	December 31, 2017
Inventories:
Raw materials	$161,000	$102,000
Work In Process	8,000

	$169,000	$102,000

	March 31, 2018	December 31, 2017
Property and Equipment:
Equipment	$11,727,000	$11,723,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,997,000	12,993,000
Less: accumulated depreciation and amortization	(11,511,000)	(11,200,000)

	$1,486,000	$1,793,000

Depreciation expense amounted to $312,000 and $562,000 for the three month periods ended March 31, 2018 and April 1, 2017, respectively.

	March 31, 2018	December 31, 2017
Patents and Licenses:
Patents pending	$45,000	$44,000
Patents issued	1,682,000	1,682,000
Less accumulated amortization	(994,000)	(984,000)

Net patents issued	688,000	698,000

	$733,000	$742,000

Amortization expense related to these items totaled $11,000 and $6,000, for the three month periods ended March 31, 2018 and April 1, 2017, respectively. Amortization expenses are expected to total $30,000 for the remainder of 2018 and $40,000 in 2019 and 2020.

	March 31, 2018	December 31, 2017
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$51,000	$104,000
Compensated absences	180,000	173,000
Compensation related	9,000	4,000
Warranty reserve	8,000	8,000
Deferred rent	49,000	46,000
Other	182,000	172,000
Fair value of warrant derivatives	19,000	28,000

	498,000	535,000
Less current portion	(441,000)	(481,000)

Long term portion	$57,000	$54,000

	For the three months ended,
	March 31, 2018	April 1, 2017
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000
Additions	—	—
Deductions	—	—

Ending balance	$8,000	$8,000

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

Commercialization

Our development efforts over the last 30 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. Our strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices, including NGEM’s. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified several large initial target markets for superconducting wire including energy (wind turbines, cables, fault current limiters), medical (NMR (nuclear magnetic resonance) and MRI (magnetic resonance imaging)), science (high performance magnets) and industrial (motors, generators) applications. We are working with leading industry device manufacturers to complete qualification and acceptance testing of Conductus wire. Our development efforts (including those described under “Our Future Business” below) can take a significant number of years to commercialize, and we must overcome significant technical barriers and deal with other significant risks, some of which are set out in our public filings, including in particular the “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017

Our Future Business

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

Results of Operations

Quarter Ended March 31, 2018 compared to the Quarter Ended April 1, 2017

Our first quarter 2018 revenues consisted primarily of government contract revenues. Total revenues increased by $245,000, to $246,000 in the first quarter of 2018 from $1,000 in the first quarter of 2017. Government contract revenues were $246,000, or 100%, of our total revenues in the first quarter of 2018 compared to $0 in on the first quarter of 2017. There were no commercial product revenues in the first quarter of 2018 compared with $1,000 in the first quarter of 2017. Commercial product revenues are expected to increase as we reach commercial production of our Conductus wire.

Cost of revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of revenues decreased to $639,000 in the first quarter of 2018 compared to $862,000 for the first quarter of 2017, a decrease of $220,000 or 26%. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	For the quarters ended
	March 31, 2018	April 1, 2017
	(Dollars in thousands)
Commercial product revenues	$—	$1
Cost of commercial product revenues	639	862

Gross loss	$(639)	$(861)

We had a gross loss of $639,000 in the first quarter of 2018 from the sale of our commercial products compared to a gross loss of $861,000 in the first quarter of 2017. We experienced a gross loss in the first quarter of 2018 due to: our preproduction manufacturing efforts to bring our Conductus wire to market and; our sales being insufficient to cover our overhead. Our first quarter 2018 gross loss has also been reduced by sharing of our production equipment with a new government contract. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue through 2018.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and have begun work on this government contract. Our first year goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Our first quarter 2018 government contract revenues were $246,000 and cost of government contract revenues were $183,000.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. Total expenses totaled $577,000 and $650,000, respectively, in the first quarters of 2018 and 2017. Our 2018 expenses were lower compared to 2017 due to lower legal services for patent maintenance.

Selling, general and administrative expenses were $1.0 million and $ 1.1 million, respectively, in the first quarters of 2018 and 2017. These expenses were lower in the first quarter of 2018 compared with the first quarter of 2017 principally due to lower stock-based compensation expense.

We had a gain from the adjustment to the fair value of our warrant derivatives of $33,000 in the first quarter of 2018 and a loss of $3,000 in the first quarter of 2017. These fair value adjustments are due to multiple factors including our stock price, as well as our financing activities affecting the warrant exercise price. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations.

Our first quarter 2018 sale of common stock, common stock equivalents and warrants resulted in a $24,000 price adjustment expense for of our warrants. See Note 3 — Stockholders’ Equity: Warrants.

Other income of $7,000 and $5,000 in the first quarters of 2018 and 2017, respectively, was from interest income.

We had a net loss of $2.2 million and $2.6 million for quarters ended March 31, 2018 and April 1, 2017, respectively. The net loss available to common stockholders totaled $0.20 per common share in the first quarter of 2018, compared to a net loss of $0.26 per common share in the first quarter of 2017.

Liquidity and Capital Resources

Cash Flow Analysis

As of March 31, 2018, we had working capital of $2.4 million, including $2.9 million in cash and cash equivalents, compared to working capital of $2.6 million at December 31, 2017, which included $3.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $137,000 from $3,056,000, at December 31, 2017 to $2,919,000 at March 31, 2018.

Cash used in operations totaled $1.8 million in the first quarter of 2018. We used $1.8 million to fund the cash portion of our net loss with no changes in our working capital.

Cash used in investing activities was $5,000 for a fixed asset addition in the first quarter of 2018.

In the first quarter of 2018, $1.7 million was provided by financing activities from the sale of 1,581,000 shares of common stock, common stock equivalents and warrants. See below for more details.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

On March 9, 2018, we issued 1,190,000 shares of our common stock at a price of $1.265 per share and, for investors who would otherwise hold more than 9.99% of the Company’s common stock following the registered offering, we agreed to issue to such investors pre-funded warrants to purchase 391,000 shares of the Company’s common stock at a price of $1.255 per warrant subject to payment of an additional $0.01 upon exercise, which are common stock equivalents. As a result, a total of 1,581,000 shares of common stock and common stock equivalents were issued. This registered offering of common stock (and common stock equivalents) provided gross proceeds to us of $2.0 million, and net proceeds to us, after deducting the placement agent fees and our estimated offering expenses, of $1.7 million. In a concurrent private placement, we issued to the investor unregistered warrants to purchase 1,581,000 shares of common stock. The warrants have an exercise price of $1.14 per share, and are exercisable immediately and will expire five years and six months from the date of issuance.

On April 4, 2018, the 391,000 pre-funded warrants issued in connection with our March 2018 financing noted above were exercised, on a cashless basis, and we issued 387,204 shares of our common stock.

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

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Capital Expenditures

We made $5,000 in investments for fixed assets in the first quarter of 2018. During the remainder of 2018, we expect to make capital expenditures for the purchase of equipment and facilities improvements for our Conductus wire initiative with the actual amount of expenditures related to the levels of our customer orders.

Future Liquidity

For the quarter ended March 31, 2018, we incurred a net loss of $2.2 million and had negative cash flows from operations of $1.8 million. In the full 2017 year, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2017 and 2016 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

At March 31, 2018, we had $2.9 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2018. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital in the near term to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

Net Operating Loss Carryforward

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $12.3 million of our $353.6 million net operating loss carryforwards, which expire in the years 2018 through 2037, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

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

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have updated our revenue recognition policy since issuance of our 2017 Annual Report as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, ASC 606, in the first quarter 2018. We have not made any material changes to our other policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog and $80,000 of evaluation and qualification orders with unspecified delivery dates at March 31, 2018. We had commercial backlog of $48,000 and evaluation and qualification orders with unspecified delivery dates for $80,000 at December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at March 31, 2018 compared with our market risk exposure on December 31, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 23, 2018. We are not aware of any material changes to those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2018, the Company issued an aggregate of 1,581,000 warrants to purchase common stock at an exercise price of $1.14 per share, exercisable from the date of issuance until the five and a half year anniversary of the date of issuance. The warrants were issued to the investor in the Company’s common stock and pre-funded warrants purchased in the concurrent March 2018 registered offering. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In addition, we issued to H.C. Wainwright & Co., LLC, the placement agent to a Securities Purchase Agreement with an institutional investor, a five year warrant to purchase 7% of the number of shares of common stock and pre-funded warrants sold in the registered offering at an exercise price of $1.58 which are immediately exercisable but are subject to a 180-day lock-up in compliance with FINRA Rule 5110(g). The issuance of the foregoing warrants were issued in transactions exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 14, 2018	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer