Form 10-Q
period 2018-06-30
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2018-08-14
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  or  No☒

We had 3,070,609 shares of our common stock outstanding as of the close of business on August 8, 2018.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

For the Three Months Ended June 30, 2018

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

•

our need to materially grow our revenues from commercial operations and/or to raise additional capital (which financing may not be available on acceptable terms or at all) to continue to implement our current business plan and maintain our viability, with our existing cash reserves only expected to be sufficient into the third quarter of 2019;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Commercial product revenues	—	8,000	—	9,000
Government contract revenues	793,000	—	1,039,000	—

Total revenues	793,000	8,000	1,039,000	9,000

Costs and expenses:
Cost of commercial product revenues	368,000	769,000	1,007,000	1,631,000
Cost of government contract revenues	551,000	—	734,000	—
Research and development	413,000	678,000	990,000	1,328,000
Selling, general and administrative	1,006,000	1,124,000	2,047,000	2,244,000

Total costs and expenses	2,338,000	2,571,000	4,778,000	5,203,000

Loss from operations	(1,545,000)	(2,563,000)	(3,739,000)	(5,194,000)

Other Income and Expense:

Adjustments to fair value of warrant derivatives	16,000	11,000	49,000	8,000
Adjustment to warrant exercise price	—	—	(24,000)	—
Other income	7,000	11,000	14,000	16,000

Net loss	$(1,522,000)	$(2,541,000)	$(3,700,000)	$(5,170,000)

Basic and diluted net loss per common share	$(1.24)	$(2.37)	$(3.17)	$(5.00)

Basic and diluted weighted average number of common shares outstanding	1,228,270	1,069,935	1,165,546	1,033,349

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(See Note)

ASSETS
Current Assets:
Cash and cash equivalents	$1,043,000	$3,056,000
Accounts receivable, net	557,000	151,000
Inventories, net	152,000	102,000
Prepaid expenses and other current assets	210,000	83,000

Total Current Assets	1,962,000	3,392,000

Property and equipment, net of accumulated depreciation of $11,729,000 and $11,200,000, respectively	1,268,000	1,793,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,005,000 and $948,000, respectively	722,000	742,000
Other assets	69,000	69,000

Total Assets	$4,021,000	$5,996,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$309,000	$349,000
Accrued expenses	513,000	481,000

Total Current Liabilities	822,000	830,000
Other long-term liabilities	57,000	54,000

Total Liabilities	879,000	884,000

Commitments and contingencies-Notes 5 and 6

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 1,232,379 and 1,074,659 shares issued and outstanding, respectively	1,000	1,000
Capital in excess of par value	318,454,000	316,724,000
Accumulated deficit	(315,313,000)	(311,613,000)

Total Stockholders’ Equity	3,142,000	5,112,000

Total Liabilities and Stockholders’ Equity	$4,021,000	$5,996,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2017 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,700,000)	$(5,170,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551,000	1,028,000
Stock-based compensation expense	30,000	201,000
Adjustments to fair value of warrant derivatives	(49,000)	(8,000)
Adjustment to warrant exercise price	24,000	—
Changes in assets and liabilities:
Accounts receivable	(406,000)	9,000
Inventories	(50,000)	6,000
Prepaid expenses and other current assets	(126,000)	(103,000)
Patents, licenses and purchased technology	(1,000)	71,000
Other assets	—	27,000
Accounts payable, accrued expenses and other current liabilities	19,000	(212,000)

Net cash used in operating activities	(3,708,000)	(4,151,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,000)	(39,000)

Net cash used in investing activities	(5,000)	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	1,700,000	—
Net proceeds from the exercise of outstanding warrants	—	200,000

Net cash provided by financing activities	1,700,000	200,000

Net decrease in cash and cash equivalents	(2,013,000)	(3,990,000)
Cash and cash equivalents at beginning of period	3,056,000	10,452,000

Cash and cash equivalents at end of period	$1,043,000	$6,462,000

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for all of 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $315.3 million. In 2017, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. At June 30, 2018, we had $1.0 million in cash and cash equivalents. In July 2018, we raised approximately $7.98 million, net of expenses, from the sale of common stock, preferred stock and warrants. Unless we can materially grow our revenues from commercial opportunities in the remainder of 2018 and 2019, we may need to raise additional capital to continue to implement our current business plan and maintain our viability. We currently forecast that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2019. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every ten shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split as applicable. In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have not made any material changes to these policies.

We have updated our revenue recognition policy since issuance of our 2017 Annual Report as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) in the first quarter 2018. ASC 606 has not had a material impact on our condensed consolidated financial statements. We have reviewed other recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently assessing the potential impact of adopting ASU 2016-02 on our condensed consolidated financial statements and related disclosures.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued an accounting standard update ASC 606 on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition that expands and improves disclosures about revenue. On January 1, 2018, we adopted the accounting standard update for revenue from contracts with customers. To determine revenue recognition for the arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue as we satisfy our performance obligation. The adoption of this standard has not had a material impact on our condensed consolidated financial statements.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our June 30, 2018 net inventory value was $152,000 compared to a December 31, 2017 net inventory value of $102,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

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

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability at June 30, 2018 and did not believe there was any impairment.

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

Due to our operating losses, the Tax Cuts and Jobs Act (“the 2017 Tax Act”) has not impacted our operating results or income tax expense. The primary impact of the 2017 Tax Act was the re-measurement of our deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21% and the required change to the related valuation allowance.

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $12.3 million of our $353.6 net operating loss carryforwards, which expire in the years 2018 through 2037, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the six months ended June 30, 2018 and July 1, 2017.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended June 30, 2018 and July 1, 2017 no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenue	$1,000	$—	$1,000	$—
Research and development	2,000	14,000	3,000	28,000
Selling, general and administrative	10,000	84,000	26,000	173,000

Total stock-based compensation expense	$13,000	$98,000	$30,000	$201,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of June 30, 2018 approximate fair value.

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

In connection with the sales of our commercial products, we indemnify, without limit or term, our customers against all claims, suits, demands, damages, liabilities, expenses, judgments, settlements and penalties arising from actual or alleged infringement or misappropriation of any intellectual property relating to our products or other claims arising from our products. We cannot reasonably develop an estimate of the maximum potential amount of payments that might be made under our indemnity obligations because of the uncertainty as to whether a claim might arise and how much it might total at June 30, 2018.

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the six months ended June 30, 2018:

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	328,925	$—	1,074,659	$1,000	$316,724,000	$(311,613,000)	$5,112,000
Issuance of common stock (net of costs)		—	119,000	—	1,700,000		1,700,000
Stock-based compensation					30,000		30,000
Warrant exercises			38,720	—
Net loss						(3,700,000)	(3,700,000)

Balance at June 30, 2018	328,925	$—	1,232,379	$1,000	$318,454,000	$(315,313,000)	$3,142,000

Stock Options

At June 30, 2018, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three or six months ended June 30, 2018 or during the three and six months ended July 1, 2017.

The impact to the condensed consolidated statements of operations for the three and six months ended June 30, 2018 on net loss was $7,000 and $17,000 and $0.01 and $0.01 on basic and diluted net loss per common share, respectively, compared to $96,000 and $194,000 and $0.09 and $0.19 on basic and diluted net loss per common share for the three and six months ended July 1, 2017. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested stock options not yet recognized was $38,000 and the weighted-average period over which the cost is expected to be recognized was 10 months at June 30, 2018.

The following is a summary of stock option transactions under our Stock Option Plan at June 30, 2018:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2017	12,613	$33.00 - $9,216.00	$370.30	12,613	$370.30
Granted	—		—
Exercised	—		—
Canceled	(290)	33.00 - 9,216.00	4,723.90

Balance at June 30, 2018	12,323	$33.00 - $4,716.00	$268.00	12,323	$268.00

The outstanding options expire on various dates through the end of November 2025. The weighted-average contractual term of options outstanding is 6.2 years and the weighted-average contractual term of stock options currently exercisable is 6.2 years. The exercise prices for these options range from $33.00 to $4,716.00 per share, for an aggregate exercise price of $3.3 million. At June 30, 2018, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2017	3,166	$10.70
Granted	—	—
Vested	(333)	11.60
Forfeited	—	—

Balance nonvested at June 30, 2018	2,833	$10.60

Restricted stock award expense to the condensed consolidated statements of operations was $6,000 and $13,000 and $0.00 and $0.01, respectively, on basic and diluted net loss per common share for the three and six months ended June 30, 2018, respectively, and $2,000 and $7,000 and $0.00 and $0.01 on basic and diluted net loss per common share for the three and six months ended July 1, 2017, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $21,000 and the weighted-average period over which the cost is expected to be recognized was 10 months.

Warrants

The following is a summary of outstanding warrants at June 30, 2018:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to April 2013 financing	1,713	1,713	$817.50	April 26, 2019
(2)	Warrants related to August 2013 financing	27,449	27,449	$11.40	August 9, 2018
(3)	Warrants related to February 2015 agreement	306	306	$450.45	February 13, 2020
(4)	Warrants related to March 2015 financing	10,209	10,209	$244.88	September 24, 2020
(5)	Warrants related to March 2015 financing	1,021	1,021	$306.09	March 20, 2020
(6)	Warrants related to October 2015 financing	135,517	135,517	$60.00	October 14, 2020
(7)	Warrants related to October 2015 financing	9,035	9,035	$65.63	October 14, 2020
(8)	Warrants related to August 2016 financing	53,506	53,506	$30.00	February 2, 2022
(9)	Warrants related to August 2016 financing	4,994	4,994	$38.55	August 2, 2021
(10)	Warrants related to December 2016 financing	685,667	685,667	$20.00	December 14, 2021
(11)	Warrants related to March 2018 financing	158,100	158,100	$11.40	September 9, 2023
(12)	Warrants related to March 2018 financing	11,067	11,067	$15.80	March 6, 2023

On July 30, 2018 we completed a public offering of an aggregate of 2,571,429 shares of our common stock (or common stock equivalents initially in the form of Series E Preferred Stock) and warrants to purchase an aggregate of 2,571,429 shares of common stock with gross proceeds to us of $9.0 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $7.98 million. The offering was priced at $3.50 per share of common stock (or common stock equivalent), with each share of common stock (or common stock equivalent) sold with one five-year warrant to purchase one share of common stock, at an exercise price of $3.50 per share. The placement agent also received warrants to purchase 154,286 shares of common stock, at an exercise price of $4.375, that are subject to a six month lock-up and will expire July 25, 2023. The completion of this offering reset the exercise price of warrants (2) above to $3.50, which expired on August 9, 2018.

On March 9, 2018, we completed a registered offering of 158,100 shares of common stock (and common stock equivalents in the form of pre-funded warrants) and warrants with gross proceeds to us of $2.0 million, with net proceeds to us, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. In a concurrent private placement, we issued to the investor an unregistered warrant to purchase 158,100 shares of common stock. The warrants have an exercise price of $11.40 per share, and are exercisable immediately and will expire five years and six months from the date of issuance. The placement agent also received warrants to purchase 11,067 shares of common stock, at an exercise price of $15.80, that are immediately exercisable and will expire March 6, 2023.

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

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of warrants (2) at June 30, 2018 was as follows: expected life of 1.5 months; risk free interest rates of 1.9%; expected volatility of 54% and; dividend yield of 0% and the June 30, 2018 fair value of these warrants was estimated to be $3,000. The fair value of warrants accounted for as derivative liabilities was decreased by $25,000 from December 31, 2017 to June 30, 2018.

4. Loss Per Share

Basic and diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	June 30, 2018	July 1, 2017
Outstanding stock options	12,323	13,113
Unvested restricted stock awards	2,833	933
Outstanding warrants	1,098,583	929,416

Total	1,113,739	943,462

Also, the preferred stock convertible into 1,827 shares of common stock was not included since its impact would be anti-dilutive.

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

For the three and six months ended June 30, 2018 rent expense was $72,000 and $180,000, respectively, and for the three and six months ended July 1, 2017 rent expense was $74,000 and $199,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2018 to 2020. For the three and six months ended June 30, 2018 and July 1, 2017, royalty expense totaled $11,000 and $26,000 and $11,000 and $23,000, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations as of June 30, 2018 are as follows:

Years ending December 31,	Licenses	Operating Leases
Remainder of 2018	$—	$466,000
2019	10,000	935,000
2020	10,000	230,000
2021	10,000	3,000
2022	10,000	2,000
Thereafter	30,000	—

Total payments	$70,000	$1,636,000

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	June 30, 2018	December 31, 2017
Accounts receivable:
Accounts receivable-commercial products	$3,000	$8,000
-government contract	557,000	148,000
Less: allowance for doubtful accounts	(3,000)	(5,000)

	$557,000	$151,000

	June 30, 2018	December 31, 2017
Inventories:
Raw materials	$152,000	$102,000

	$152,000	$102,000

	June 30, 2018	December 31, 2017
Property and Equipment:
Equipment	$11,727,000	$11,723,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	12,997,000	12,993,000
Less: accumulated depreciation and amortization	(11,729,000)	(11,200,000)

	$1,268,000	$1,793,000

Depreciation expense amounted to $218,000 and $530,000, respectively, for the three and six months ended June 30, 2018 and $451,000 and $1.0 million, respectively, for the three and six months ended July 1, 2017.

	June 30, 2018	December 31, 2017
Patents and Licenses:
Patents pending	$45,000	$44,000

Patents issued	1,682,000	1,682,000
Less accumulated amortization	(1,005,000)	(984,000)

Net patents issued	677,000	698,000

	$722,000	$742,000

Amortization expense related to these items totaled $11,000 and $21,000, respectively, for the three and six months ended June 30, 2018 and $9,000 and $15,000, respectively, for the three and six months ended July 1, 2017. Amortization expenses are expected to total $20,000 for the remainder of 2018 and $40,000 for 2019 and 2020.

	June 30, 2018	December 31, 2017
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$110,000	$104,000
Compensated absences	191,000	173,000
Compensation related	24,000	4,000
Warranty reserve	8,000	8,000
Deferred rent	46,000	46,000
Other	188,000	172,000
Fair value of warrant derivatives	3,000	28,000

	570,000	535,000
Less current portion	(513,000)	(481,000)

Long term portion	$57,000	$54,000

	For the six months ended,
	June 30, 2018	July 1, 2017
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000
Additions	—	—
Deductions	—	—

Ending balance	$8,000	$8,000

8. Subsequent Events

Financing

On July 30, 2018 we completed a public offering of an aggregate of 2,571,429 shares of our common stock (or common stock equivalents initially in the form of Series E Preferred Stock) and warrants to purchase an aggregate of 2,571,429 shares of common stock with gross proceeds to us of $9.0 million. In connection with the offering, we issued 1,390,000 shares of our common stock at a price of $3.50 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $3.50 (the “Warrants”). These securities were offered in the form of a Class A Unit but were immediately separable and were issued separately at the closing. For certain investors who would otherwise hold more than 4.99% (or at the election of a purchaser, 9.99%) of our common stock following the registered offering, we issued to such investors an aggregate of 4,135.0015 Class B Units (equivalent to 1,181,429 shares of its common stock), consisting of shares of a new class of preferred stock designated Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $3.50 per share of common stock, together with an equivalent number of Warrants in the same form and economic terms based on the related purchase price as the purchasers of the Class A Units (the “Class B Units” and together with the “Class A Units”, the “Units”). These securities offered in the form of a Class B Unit were immediately separable and were issued separately at the closing. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $7.98 million. We intend to use the net proceeds of the offering for working capital and general corporate purposes.

Reverse Stock Split

We effected a one-for-ten (1:10) reverse split of our common stock on July 24, 2018 following approvals from our Board of Directors and stockholders. Upon market open Tuesday, July 24, 2018, our common stock continued trading under the symbol SCON on a split-adjusted basis with a new CUSIP number.

We implemented the reverse stock split for the purpose of regaining compliance with the Nasdaq Stock Market’s listing maintenance standard that requires us to maintain at least a $1.00 per share minimum bid price. On August 7, 2018 we were notified by the Nasdaq Stock Market that we had regained compliance. The reverse stock split reduced the number of our outstanding shares of common stock from approximately 12,323,798 shares as of July 23, 2018, to approximately 1,232,379 shares outstanding post-split. In the reverse stock split, each ten shares of issued and outstanding common stock was converted automatically into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and stockholders who would have been entitled to fractional shares received cash in lieu of fractional shares. The reverse stock split had a proportionate effect on all stock options and warrants outstanding as of July 24, 2018.

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

Results of Operations

Three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017

For the three and six months ended June 30, 2018, revenues were entirely from government contract revenues. Total revenues increased by $785,000, to $793,000 in the second quarter of 2018 from $8,000 in the second quarter of 2017. Total net revenues increased by $1,030,000, to $1,039,000 in the first six months of 2018 from $9,000 in the same period of 2017. For the three and six months ended June 30, 2018, government contract revenues were 793,000 and $1,039,000, respectively, or 100%, of our total revenues compared to $0 the same periods of 2017. There have been no commercial product revenues in 2018 compared with $8,000 and $9,000, respectively, for the three and six months ended July 1, 2017. Commercial product revenues are expected to increase as we reach commercial production of our Conductus wire.

Cost of revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. The cost of revenues decreased to $368,000 in the second quarter of 2018 compared to $769,000 for the second quarter of 2017, a decrease of $401,000 or 52%. The cost of revenues decreased by $624,000, or 38%, to $1,007,000 in the first six months of 2018 from $1,631,000 in the same period of 2017. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross profit and margins:

Dollars in thousands	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Commercial product sales	$0	$8	$0	$9
Cost of commercial product sales	368	769	1,007	1,631

Gross loss	$(368)	$(761)	$(1,007)	$(1,622)

We had a gross loss of $368,000 in the second quarter of 2018 from the sale of our commercial products compared to a gross loss of $761,000 in the second quarter of 2017. We experienced a gross loss in the three and six months ended June 30, 2018 due to: our preproduction manufacturing efforts to bring our Conductus wire to market and; our sales being insufficient to cover our overhead. For the three and six months ended June 30, 2018, our gross loss was reduced by sharing of our production equipment with a new government contract. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue through 2018.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and have begun work on this government contract. Our first year goals under this contract were to focus on increasing current carrying capacity and reducing costs of our Conductus wire. Our government contract revenues for the three and six months ended June 30, 2018 were $793,000 and $1,039,000, respectively, and cost of government contract revenues were $551,000 and 734,000, respectively.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0.4 million and $1.0 million, respectively, in the three and six months ended June 30, 2018 compared to $0.7 million and $1.3 million, respectively, in the three and six month period ended July 1, 2017. These expenses were lower in the current three and six month period compared to the same three and six month period in 2017 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses totaled $1.0 million, and $2.0 million, respectively, in the three and six months ended June 30, 2018 compared to $1.1 million and $2.2 million in the three and six months ended July 1, 2017. Lower, non-cash stock award expenses in 2018 were the principal cause of this decrease.

We had a gain from the adjustment to the fair value of our warrant derivatives of $16,000 and $49,000, respectively, in the three months and six months ended June 30, 2018 and a gain of $11,000 and $8,000, respectively, in the three and six months ended July 1, 2017. These fair value adjustments are due to multiple factors including our stock price, warrant exercises, as well as our financing activities affecting the warrant exercise price. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations.

Our first quarter 2018 sale of common stock, common stock equivalents and warrants resulted in a $24,000 price adjustment expense for of our warrants. See Note 3—Stockholders’ Equity: Warrants.

Other income of $7,000 and $11,000 in the second quarters of 2018 and 2017, respectively, and other income of $14,000 and $16,000 for the six months ended June 30, 2018 and July 1, 2017, respectively, was from interest income.

We had a net loss of $1.5 million for the quarter ended June 30, 2018, compared to a net loss of $2.5 million in the second quarter of 2017 and for the six months ended June 30, 2018 our loss totaled $3.7 million compared to a net loss of $5.2 million for the six months ended July 1, 2017. The net loss available to common stockholders totaled $1.24 per common share in the quarter ended June 30, 2018, compared to a net loss of $2.37 per common share in the same period of 2017. The net loss available to common stockholders totaled $3.17 per common share in the first half of 2018, compared to $5.00 per common share in the first half of 2017. For the three and six months ended June 30, 2018, the decrease in net loss per common share available to common stockholders is due to the increase in the number of common shares outstanding and increased government contract revenues.

Liquidity and Capital Resources

Cash Flow Analysis

As of June 30, 2018, we had working capital of $1.1 million, including $1.0 million in cash and cash equivalents, compared to working capital of $2.6 million at December 31, 2017, which included $3.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $2.1 million from $3.1 million at December 31, 2017 to $1.0 million at June 30, 2018. In the first six months of 2018, cash was used principally in operations.

Cash used in operations totaled $3.7 million in the first six months of 2018. We used $3.1 million to fund the cash portion of our net loss and $0.6 million was used in changes in our working capital.

We used $5,000 for investing activities in the first six months of 2018 for the purchase of equipment for our Conductus wire initiative.

In the first half of 2018, $1.7 million was provided by financing activities from the sale of 1,581,000 shares of common stock, common stock equivalents and warrants. See below for more details.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

On July 30, 2018 we completed a public offering of an aggregate of 2,571,429 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 2,571,429 shares of common stock with gross proceeds to us of $9.0 million. In connection with the offering, we issued 1,390,000 shares of our common stock at a price of $3.50 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $3.50 (the “Warrants”). These securities were offered in the form of a Class A Unit but were immediately separable and were issued separately at the closing. For certain investors who would otherwise hold more than 4.99% (or at the election of a purchaser, 9.99%) of our common stock following the registered offering, we issued to such investors an aggregate of 4,135.0015 Class B Units (equivalent to 1,181,429 shares of its common stock), consisting of shares of a new class of preferred stock designated Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $3.50 per share of common stock, together with an equivalent number of Warrants in the same form and economic terms based on the related purchase price as the purchasers of the Class A Units (the “Class B Units” and together with the “Class A Units”, the “Units”). These securities offered in the form of a Class B Unit were immediately separable and were issued separately at the closing. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $7.98 million.

On March 9, 2018, we issued a total of 158,100 shares of common stock (or common stock equivalents) in the form of 119,000 shares of our common stock at a price of $12.65 per share and, for investors who would otherwise hold more than 9.99% of the Company’s common stock following the registered offering, we agreed to issue to such investors pre-funded warrants to purchase 39,100 shares of the Company’s common stock at a price of $12.55 per warrant subject to payment of an additional $0.10 upon exercise, which are common stock equivalents. This registered offering of common stock (and common stock equivalents) provided gross proceeds to us of $2.0 million, and net proceeds to us, after deducting the placement agent fees and our estimated offering expenses, of $1.7 million. In a concurrent private placement, we issued to the investor unregistered warrants to purchase 158,100 shares of common stock. The warrants have an exercise price of $11.40 per share, and are exercisable immediately and will expire five years and six months from the date of issuance.

On April 4, 2018, the 39,100 pre-funded warrants issued in connection with our March 2018 financing noted above were exercised, on a cashless basis, and we issued 38,720 shares of our common stock.

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

Capital Expenditures

We made a $5,000 investment for fixed assets in the first six months of 2018. During the remainder of 2018, we expect to make capital expenditures for the purchase of equipment and facilities improvements for our Conductus wire initiative with the actual amount of expenditures related to the levels of our customer orders. We do not plan any additional fixed asset expenditures in 2018 for our existing legacy wireless business.

Future Liquidity

For the first six months of 2018, we incurred a net loss of $3.7 million and had negative cash flows from operations of $3.7 million. In the full 2017 year, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2017 and 2016 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

At June 30, 2018, we had $1.0 million in cash and cash equivalents. In July 2018, we raised $7.98 million, net of expenses, from the sale of common stock, preferred stock and warrants. Unless we can materially grow our revenues from commercial opportunities in 2018 and 2019, we may need to raise additional capital to continue to implement our current business plan and maintain our viability. We currently forecast that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2019. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

Net Operating Loss Carryforward

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $12.3 million of our $353.6 net operating loss carryforwards, which expire in the years 2018 through 2037, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

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

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every ten shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock. Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split as applicable.

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have updated our revenue recognition policy since issuance of our 2017 Annual Report as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, ASC 606, in the first six months of 2018. ASC 606 has not had a material impact on our condensed consolidated financial statements. We have not made any material changes to our other policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $0 and evaluation and qualification orders with unspecified delivery dates for $80,000 at June 30, 2018. We had commercial backlog of $48,000 and evaluation and qualification orders with unspecified delivery dates for $80,000 at December  31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that there was a material change in our exposure to market risk at June 30, 2018 compared with our market risk exposure on December 31, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 14, 2018	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer