Form 10-K
period 2018-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2019-03-29
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  or No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates was $9.6 million as of June 29, 2018 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $9.20 as reported by the NASDAQ Capital Market. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 29, 2018. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 3,802,609 shares of common stock outstanding as of the close of business on March 21, 2019.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2018

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

In November 2016, we were selected as the prime recipient of the $4.5 million program award provided by the U.S. Department of Energy’s (DOE) Office of Energy Efficiency and Renewable Energy (EERE), on behalf of the Advanced Manufacturing Office, for its Next Generation Electric Machines (NGEM) program and, in June 2017, the related contract was finalized and we have commenced work under that contract. See ‘Other Assets and Investments’ below.

In early 2018, we announced the concentration of our future Conductus wire product development efforts on NGEM to capitalize on several accelerating energy megatrends. This refined focus is very synergistic with our program with the Department of Energy (DOE) award for the development of superconducting wire to enable NGEM.

Our Proprietary Technology

Our development efforts over the last 30 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. In June 2016, we were awarded U.S. Patent No. 9,362,025 from the U.S. Patent and Trademark Office (USPTO) further protecting our unique capabilities for improving the performance of our Conductus superconducting wire in applications that utilize the advantages for operating in the presence of high magnetic field. In February 2017 we were awarded two patents from the USPTO: U.S. Patent No. 9,564,258, associated with U.S. Patent No. 9,362,025, providing additional protection for the foundation from which we will build high performance wire for our customers, and U.S. Patent No. 9,567,661 protecting the system design developed by STI to improve monitoring efficiency when evaporating materials in vacuum. In July 2017, EU patent 2188495 (08797906.8) was granted, this patent follows the U.S. Patent granted by U.S. 8,607,560. This patent is focused on METHOD FOR CENTERING RECIPROCATING BODIES AND STRUCTURES MANUFACTURED THEREWITH, related to our Sapphire Cryocooler. Our current patents expire at various dates from 2019 to 2034. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

Our strategic plan is to utilize our core proprietary technology in superconductivity and leverage our proprietary manufacturing processes to build Conductus wire for use in electrical power devices, including NGEM and tokamak fusion devices. As discussed above, we are adapting our unique HTS material deposition techniques to produce our energy efficient, cost-effective and high performance Conductus wire technology for next generation power applications. We have identified three energy market megatrends that can be addressed by superconducting wire: decentralized renewable energy, high energy efficiency and sustainable transportation. We are working with leading industry device manufacturers to complete qualification and acceptance testing of Conductus wire. Our plan is for significant commercial production of Conductus wire following completion of qualification orders.

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

HTS Wire Platform

Our Conductus wire products are used in large markets where the advantages of HTS wire are recognized. Our product roadmap currently focuses on superconducting high field magnets used in tokamak fusion devices, including those used in next generation electrical machines (NGEM). Other potential targets for our technology include superconducting high power transmission cable, and superconducting fault current limiters (SFCL).

Our Current Product Focus

Superconducting High Field magnets:

There are a variety of applications that utilize superconducting magnets in order to capitalize on their unique ability to create extremely high magnetic fields. The NMR and MRI machines of today utilize such superconducting magnets for this very reason. Currently, high-field superconducting magnets are manufactured using commercially available superconducting wire such as niobium-titanium (NbTi) or niobium-tin (Nb3Sn). NMR and MRI device manufacturers and manufacturers of other NGEM look towards advances in superconducting technologies to improve the overall performance of their systems by dramatically increasing the magnetic fields while reducing size. In fusion science, the leading state-of-the art tokamak, a device which uses a powerful magnetic field to confine a hot plasma has been limited to NbTi and Nb3Sn material. High demand for a robust, high performance and low cost superconducting wire has spurred rapid development of a next generation alternative. In the last 10 years, new second generation (2G) Rare Earth, Barium, Copper Oxide (ReBCO) superconducting materials have been proven to drastically increase magnetic field strengths, especially at low temperatures. These advanced ReBCO based superconductors now provide an excellent alternative to NbTi and Nb3Sn based materials.

Other Potential Targets For Our Technology

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

In September 2014, STI and Robinson Research Institute entered a strategic agreement to jointly engage end customers and partners in the building of superconductor products utilizing our Conductus superconducting wire and Robinson Research Institute’s superconducting device technology. The Robinson Research Institute, based at Victoria University of Wellington in New Zealand, has unique capabilities in the production of HTS Roebel cable used in superconducting machines and magnets, and in the development of HTS MRI and HTS transformers. The Robinson Research Institute has been a valuable ally as we prepare for the commercial launch of Conductus wire; Robinson’s performance characterization expertise and applications knowledge are truly impressive. Robinson is an expert in the development of innovative superconducting products. Jointly, we have identified initial projects including applications such as rotating machines, transformers, scientific magnets and MRI systems. Additionally, Robinson and its partners have a strong focus on Asia and we believe our agreement will help us expand our reach into that fast-growing market. Working alongside many industry leaders, the Robinson Research Institute and its partners have built superconducting devices for the energy industry, recently completing a transformer for use in the electrical grid. In the healthcare market, Robinson has focused on applications of MRI systems where HTS wire gives a competitive advantage.

In 2007, we formed a joint venture with Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) for the purpose of manufacturing and selling our SuperLink interference elimination solution in China. The joint venture was subsequently terminated prior to our joint venture partner and us providing our capital and technology contributions and our obligations were terminated.

Licenses

We grant licenses for our technology to other companies. We have granted licenses to, among others, (1) Bruker for Nuclear Magnetic Resonance application, (2) General Dynamics for government applications, (3) Star Cryoelectronics for Superconducting Quantum Interference Device applications and (4) Theva for network infrastructure wireless electronic devices.

Government Contracts

For 2018 and 2017, government related contracts accounted for 100% and 98%, respectively, of our revenues. Going forward, as we focus our efforts on production of our Conductus wire for next generation power applications, we expect these contract revenues to be a less significant part of our revenues.

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

Competition

We face competition in various aspects of our technology and product development. Our products compete on the basis of performance, functionality, reliability, pricing, quality and compliance with industry standards. Our primary competitors include American Superconductor (AMSC), SuperPower (Furukawa), SuNam, Bruker, Shanghai Superconductor, BASF, SuperOx, Fujikura, Sumitomo, Shanghai Creative Superconductor Technologies Co., Ltd (SCSC), Oxolutia, MetOx, THEVA, Showa Cable Systems (SWCC), and Suzhou Advanced Materials Research Institute (SAMRI).

Research and Development

Our 2016 through 2018 research and development activities were focused entirely on developing our Conductus wire product. We spent a total of $2.4 million, $2.6 million and $2.8 million for 2018, 2017 and 2016, respectively, on research and development.

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

Employees

As of December 31, 2018, we had a total of 25 full time employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $151,000 at December 31, 2018, compared to $48,000 at December 31, 2017. At December 31, 2018 and December 31, 2017, in addition to this commercial backlog, we had evaluation and qualification orders with unspecified delivery dates for $80,000 and $80,000, respectively.

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

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2018, we incurred a net loss of $8.1 million and had negative cash flows from operations of $6.9 million. In 2017, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we fail to increase our revenues, we may not achieve and may not maintain profitability, we may not realize our investment in infrastructure, and may not meet our expectations or the expectations of financial analysts who report on our stock.

We may need to raise additional capital. If we are unable to raise capital, our ability to implement our current business plan and ultimately our viability as a company could be adversely affected.

At December 31, 2018, we had $5.6 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2019. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during this fiscal year ending December 31, 2019 to continue to implement our current business plan and maintain the viability of the Company.

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

Our strategic initiative to develop a new wire platform may not prove to be successful and our decision to focus our research and development efforts on next generation power applications (NGEM) may not be the most advantageous market opportunity for HTS.

We have spent a considerable amount of resources in developing a new wire platform for power applications. In late 2010, we transitioned our research and development efforts to adapting our proprietary HTS material deposition techniques to the production of our HTS Conductus wire. In early 2018, we announced the concentration of our future Conductus wire product development efforts on NGEM to capitalize on several accelerating energy megatrends. While this refined focus is very synergistic with our program with the Department of Energy (DOE) award for the development of superconducting wire to enable NGEM, other applications for the use of HTS wire may ultimately prove to have been more advantageous to us had we not focused on NGEM.

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

Our plan is for commercial production of Conductus wire following completion of qualification orders. We have experienced in the past, and may continue to experience, delays in achieving commercial production of Conductus. Commercialization can be delayed, among other factors, by technological challenges as we seek to improve our products and processes, delays from customer qualification orders and customer analysis of those orders, and decisions made by our customers with respect to post-qualification orders. Many of the factors that affect successful commercialization of our products are affected by third party decisions.

Conductus wire is uniquely positioned to address three key technical challenges in the market: high performance, improved economics and commercial-scale capacity. To date, we, along with existing HTS wire manufacturers, have not overcome these challenges to allow for broad commercialization of HTS wire. Customers cannot purchase long-length wire with any reasonable confidence or guaranteed volume; and electric utilities lack confidence in product availability which leads to delays in their deployment roadmap. HTS wire performance is currently below what many customers require. Many power applications require high performance wire with high current carrying capacity, mechanical durability, electrical integrity with low AC losses and minimal splices. Producing high performance HTS wire has proven difficult, especially at volumes required for large scale deployment. The high demand for high performance wire available in very low volume results in a high wire price that narrows the market and limits commercial viability.

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

We expect to face pressure to reduce prices and accordingly, the average selling price of our Conductus wire. We anticipate customer pressure on our product pricing will continue for the foreseeable future. HTS wire is currently being sold at $250/kiloampere-meter (kA-m). At this price, HTS wire represents a significant cost of the end device. A price reduction is required for long term commercialization. Cryogenic systems, including cryocoolers and cryostats, have been developed but will also need to be cost optimized as HTS wire becomes available in volume. We have plans to further reduce the manufacturing cost of our products, but there is no assurance that our future cost reduction efforts will keep pace with price erosion. We will need to further reduce our manufacturing costs through engineering improvements and economies of scale in production and purchasing in order to achieve adequate gross margins. We may not be able to achieve the required product cost savings at a rate needed to keep pace with competitive pricing pressure. Additionally, we may be forced to discount future orders or may never reach commercial viability. If we fail to reach our cost saving objectives or we are required to offer future discounts, our business may be harmed.

We face competition with respect to various aspects of our technology and product development.

Our current wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our Conductus wire materials, our competition includes American Superconductor (AMSC), SuperPower (Furukawa), SuNam , Bruker, Shanghai Superconductor, BASF, SuperOx, Fujikura, Sumitomo, THEVA, Showa Cable Systems (SWCC), and Suzhou Advanced Materials Research Institute (SAMRI). In addition, we currently supply components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

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

We may experience significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results may fluctuate due to a number of factors, including:

•	the lack of any contractual obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders, shipments and government contracts; and

•	high fixed expenses that may disproportionately impact operating expenses, especially during a quarter with a sales shortfall.

If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, there may not be enough inventory or manufacturing capacity to fill their orders. Customer backlog may not be converted in to commercial revenues.

Due to these and other factors, our past results have limited predictive value as to our Conductus wire initiative or government contract revenues. Future revenues and operating results may not meet the expectations of stock analysts and investors. In either case, the price of our common stock could be materially adversely affected.

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

We may explore opportunities to acquire companies or technologies in the future. Other than the acquisition of Conductus, Inc. in 2002, we have not made any such acquisitions or investments to date and, therefore, our ability as an organization to make acquisitions or investments is unproven. An acquisition entails many risks, any of which could adversely affect our business, including:

•	failure to integrate operations, services and personnel;

•	the price paid may exceed the value eventually realized;

•	loss of share value to existing stockholders as a result of issuing equity securities to finance an acquisition;

•	potential loss of key employees from either our then current business or any acquired business;

•	entering into markets in which we have little or no prior experience;

•	diversion of financial resources and management’s attention from other business concerns;

•	assumption of unanticipated liabilities related to the acquired assets; and

•	the business or technologies acquired or invested in may have limited operating histories and may be subject to many of the same risks to which we are exposed.

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

Our common stock is listed for trading on the NASDAQ Capital Market. NASDAQ has adopted a number of continued listing standards that are applicable to our common stock, including a requirement that the bid price of our common stock be at least $1.00 per share. Failure to maintain the minimum bid price can result in the delisting of our common stock from the NASDAQ Capital Market. We have previously fallen out of compliance with the minimum bid price requirement and have implemented reverse stock splits to regain compliance. Most recently, we effected a one-for-ten reverse stock split on July 24, 2018 for the purpose of regaining compliance with the minimum bid requirement following a notice from the Listing Qualifications Department of the Nasdaq Stock Market on May 22, 2018 and received a notice of re-compliance from the Listing Qualifications Department of the Nasdaq Stock Market on August 7, 2018. We currently have approximately 3,802,609 publicly held shares as of March 21, 2019. Because of NASDAQ’s continued listing standard which requires that we maintain at least 500,000 publicly held shares, our ability to effectuate a reverse split in the future is limited to a reverse split ratio that would maintain compliance with such publicly held share requirement. This effective limit to a reverse split ratio could prevent us from remediating a minimum bid price violation under circumstances where our stock price was substantially below $1.00 and a higher ratio was needed to remediate the noncompliance.

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

As of December 31, 2018, we had outstanding options exercisable for an aggregate of 140,323 shares of common stock at a weighted average exercise price of $25.29 per share and warrants to purchase up to 3,796,849 shares of our common stock at a weighted average exercise price of $10.60 per share. The holders may sell these shares in the public markets from time to time under a registration statement or under Rule 144, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At March 21, 2019, 1,370,710 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

2018	High	Low
Quarter ended December 31, 2018	$2.50	$1.03
Quarter ended September 29, 2018	$12.88	$1.47
Quarter ended June 30, 2018	$10.90	$8.50
Quarter ended March 31, 2018	$14.90	$9.30

2017	High	Low
Quarter ended December 31, 2017	$14.20	$9.50
Quarter ended September 30, 2017	$18.90	$8.80
Quarter ended July 1, 2017	$24.70	$12.10
Quarter ended April 1, 2017	$18.00	$10.40

Holders of Record

We had 9 holders of record of our common stock on March 21, 2019. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 5,000 beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future.

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2018 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	140,323	$25.29	78,452
Equity compensation plans not approved by security holders	—	—	—

Total	140,323	$25.29	78,452

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$—	$11	$131	$244	$632
Government and other contract revenues	1,556	435	—	—	—

Total net revenues	1,556	446	131	244	632

Costs and expenses:
Cost of revenues	2,245	3,072	3,444	3,004	1,558
Cost of government and other contract revenues	1,210	331	—	—	—
Other research and development	2,352	2,644	2,784	4,125	5,992
Selling, general and administrative	3,972	4,062	5,146	5,838	5,389

Total costs and expenses	9,779	10,109	11,374	12,967	12,939

Loss from operations	(8,223)	(9,663)	(11,243)	(12,723)	(12,307)
Other income (expense), net	92	136	127	4,121	4,056

Net loss	$(8,131)	$(9,527)	$(11,116)	$(8,602)	$(8,251)

Basic and diluted net loss per common share	$(4.03)	$(9.06)	$(35.31)	$(65.97)	$(96.73)

Weighted average number of shares Outstanding	2,017	1,052	315	131	85

	Years Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$5,616	$3,056	$10,452	$7,469	$1,238
Working capital (deficit)	4,998	2,562	9,693	6,900	(407)
Total assets	7,614	5,996	15,214	14,365	10,799
Long-term debt, including current portion	17	54	172	400	5,624
Total stockholders’ equity	6,745	5,112	14,098	13,122	4,002

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

2018 Compared to 2017

Total revenues increased by $1,110,000 or 249%, to $1,556,000 in 2018 from $446,000 in 2017. Government contract revenues were $1,556,000 or 100% of total revenue, of our total revenue in 2018 and $435,000 or 98% of total revenues in 2017. Sales of our Conductus wire are expected to increase as we reach commercial production of Conductus wire.

Cost of commercial product revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $2.2 million for 2018 compared to $3.1 million in 2017. Cost of government product revenues totaled $1.2 million for 2018 compared to $0.3 million in 2017.

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

The following is an analysis of our product gross profit margins for 2018 and 2017:

	Years Ended December 31,
Dollars in Thousands	2018	2017
Commercial product revenues	$—	$11
Cost of commercial product revenues	2,245	3,072

Gross loss	$(2,245)	$(3,061)

We had a gross loss of $2.2 million in 2018 from the sale of our commercial products compared to a gross loss of $3.1 million in 2017. We experienced a gross loss in 2018 and 2017 due to: our increased manufacturing efforts to bring our Conductus wire production to market; our processes not yet being finalized for high yield manufacturing and; our sales being insufficient to cover our overhead. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue in 2019.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and have begun work on this government contract. Our first year goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Our 2018 government contract revenues were $1,556,000 and cost of government contract revenues, which include all direct contract costs and overhead, were $1,210,000.

Research and development expenses relate to development of new wire products and new wire product manufacturing processes. In 2017, we ceased research and development efforts for our wireless commercial products. Research and development expenses totaled $2.4 million in 2018 compared to $2.6 million in 2017, a decrease of $0.2 million, or 8%. Our 2018 expenses were lower compared to 2017 as a result of our efforts moving from research and development to manufacturing of our new Conductus wire products.

Selling, general and administrative expenses totaled $4.0 million in 2018 compared to $4.1 million in 2017, a decrease of $0.1 million, or 3%. The lower expenses in 2018 were primarily the result of lower stock-based compensation expense.

We had a gain from the decreased fair value of warrant derivatives of $52,000 in 2018 compared to a gain of $99,000 in 2017. The primary reason for the gains was the drop in our stock price offset by the resulting effect of the reduction in the exercise price of certain warrants. This warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. In 2018, we also had a $24,000 warrant price revaluation expense due to our March 2018 financing. There was no price revaluation in 2017. See Note 5 — Stockholders’ Equity: Warrants.

Other income of $64,000 and $37,000 in 2018 and 2017, respectively, was interest income.

Net loss totaled $8.1 million in 2018, compared to $9.5 million in 2017, a decrease of $1.4 million, or 15%. The decrease in net loss principally resulted from $1.1 million higher 2018 government revenues and $0.3 million lower expenses.

The net loss available to common stockholders totaled $4.03 per common share in 2018, compared to a net loss of $9.06 per common share in 2017, a decrease of $5.03, or 56%. The decreased loss per common share in 2018 principally resulted from a greater number of common shares outstanding at December 31, 2018 compared to December 31, 2017.

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

We had a gross loss of $3.1 million in 2017 from the sale of our commercial products compared to a gross loss of $3.3 million in 2016. We experienced a gross loss in 2017 and 2016 due to: our increased manufacturing efforts to bring our Conductus wire production to market; our processes not yet being finalized for high yield manufacturing and; our sales being insufficient to cover our overhead. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue in the first half of 2018.

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

The net loss available to common stockholders totaled $9.06 per common share in 2017, compared to a net loss of $35.31 per common share in 2016, a decrease of $26.25, or 74%. The decreased loss per common share in 2017 principally resulted from a greater number of common shares outstanding at December 31, 2017 compared to December 31, 2016.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2018, we had net working capital of $5.0 million, including $5.6 million in cash and cash equivalents, compared to net working capital of $2.6 million at December 31, 2017, which included $3.1 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents increased by $2.5 million from $3.1 million at December 31, 2017 to $5.6 million at December 31, 2018. In 2018, $6.9 million cash was used in operations, while $9.7 million was provided by financing activities.

In 2018 and 2017, net cash used in investing activities was $189,000 and $152,000, respectively. Our 2018 and 2017 investing activities were for the purchase of property and equipment.

In 2018, net cash provided by two financing activities: (1) the March 2018 offering of our common stock, common stock equivalents and warrants provided gross proceeds of $2.0 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.7 million; (2) the July 2018 offering of our common stock, Series E Convertible Preferred Stock and warrants provided gross proceeds of $9.0 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $7.98 million.

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

On March 9, 2018, we completed a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.7 million.

In 2017, we had no private or public offerings.

During 2016 we completed the following financings: (1) the August 2016, offering of 29,360 shares of our common stock, 1,294.595255 shares of our Series C Convertible Preferred Stock and 53,506 warrants provided gross proceeds of $2.2 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.9 million; and (2) the December 2016, offering of 179,878 shares of our common stock, 7,586.82 shares of our Series D Convertible Preferred Stock and 685,667 warrants provided gross proceeds of $10.3 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $9.2 million.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2018, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	2024 and beyond
Operating leases	$1,170,000	$935,000	$233,000	$2,000	$—
Minimum license commitment	70,000	10,000	20,000	20,000	20,000
Fixed asset and inventory purchase commitments	60,000	60,000	—	—	—

Total contractual cash obligations	$1,300,000	$1,005,000	$253,000	$22,000	$20,000

Capital Expenditures

We plan to invest in fixed assets during 2019 on an as-needed basis to enhance manufacturing our Conductus wire products. These expenditures are expected not to exceed $1 million.

Future Liquidity

In 2018, we incurred a net loss of $8.1 million and had negative cash flows from operations of $6.9 million. In 2017, we incurred a net loss of $9.5 million and had negative cash flows from operations of $7.4 million. Our cash resources may, therefore, not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during this fiscal year ending December 31, 2019 to continue to implement our current business plan and maintain our viability. Our independent registered public accounting firm has included in their audit reports for 2017 through 2018 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

At December 31, 2018 we had $5.6 million in cash. We believe the key factors to our future liquidity will be our ability to successfully use our expertise and our technology to generate revenues in various ways, including commercial operations, joint ventures, and licenses and we plan to leverage our leadership in superconducting technologies, extensive intellectual property, and HTS manufacturing expertise to develop and produce our Conductus wire.

We forecast that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2019. Unless we materially grow our revenues from commercial opportunities during 2019, we will need to raise additional capital to continue to implement our current business plan and maintain our viability.

Net Operating Loss Carryforward

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of approximately $345.9 million which expire in the years 2019 through 2037. Of these amounts, $69.7 million resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $20.7 million will be available for reduction of future taxable income. The 2017 Tax Act did not impact our 2017 or 2018 operating results or income tax expense.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013 and December 2016. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent six ownership changes, for purpose of this rule, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, and December 2016. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $327.7 million which were incurred prior to the 2016 ownership changes, will be subject in future periods to annual limitations of $126,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $18.2 million. An additional $126,000 in losses were released from limitation during the year under Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2018, we had approximately $5 million invested in a money market account yielding approximately 0.5%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $25,000 per annum.

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

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock, or the Second Reverse Stock Split. As a result of the Second Reverse Stock Split, every ten shares of our pre-Second Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Second Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

On July 19, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

Share and per share data included in this Item 7 have been retroactively adjusted, as applicable, for the effect of the reverse stock splits. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-reverse stock split basis.

We identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2018. We have not made any material changes to these policies.

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

Our inventory is valued at the lower of its actual cost or net realizable value of the inventory. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. We recognize all manufacturing preproduction process development expenses as cost of revenues in the period they are incurred. Our business is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, and we may understate or overstate the provision required for excess and obsolete inventory.

Commercial product revenues consist of revenue from sales of products, net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties if allowed for under contractual arrangements and return products. Our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted.

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

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the United States Government. Credit risk related to accounts receivable arising from such contracts is considered minimal. These contracts may include cost-plus, fixed price and cost sharing arrangements and are generally short-term in nature.

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency has audited us through 2017.

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

The fair value of our warrant liabilities was determined using the binomial lattice valuation model, including an equal probabilities tree and an early exercise factor. These derivative liabilities were adjusted to reflect fair value at each period end, with any increase or decrease in the fair value recognized in our consolidated statement of operations. These warrants expired on August 9, 2018 and had no value at December 31, 2018.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2018.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts	F-26

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013. (18)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 18, 2016. (25)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 19, 2018, effective July 24, 2018. (29)

3.4	Amended and Restated Bylaws of Registrant. (14)

3.5	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (15)

3.6	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant. (19)

4.1	Form of Common Stock Certificate. (13)

4.2	Form of Series B Preferred Stock Certificate. (24)

4.3	Form of Series C Preferred Stock Certificate. (26)

4.4	Form of Series D Preferred Stock Certificate. (27)

4.5	Form of Series E Preferred Stock Certificate. (28)

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (12)

Number	Description of Document

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Registrant and form of Series B Convertible Preferred Stock Certificate. (24)

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Registrant and form of Series C Convertible Preferred Stock Certificate. (26)

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Registrant and form of Series D Convertible Preferred Stock Certificate. (27)

4.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock of Registrant. (29)

4.11	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Purchase Agreement. (21)

4.12	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on March 25, 2015. (21)

4.13	Form of Series [A][B] Common Stock Purchase Warrant issued by Registrant on October 14, 2015. (22)

4.14	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on October 14, 2015. (22)

4.15	Form of Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (26)

4.16	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (26)

4.17	Form of Warrant to Purchase Common Stock issued by Registrant on December 14, 2016. (27)

4.18	Form of Pre-Funded Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.19	Form of Placement Agent Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.20	Form of Series A Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.21	Registration Rights Agreement dated March 6, 2018. (28)

4.22	Form of Common Stock Purchase Warrant issued by Registrant on July 30, 2018. (29)

4.23	Form of Placement Agent Common Stock Purchase Warrant issued by Registrant on July 30, 2018. (29)

10.1	Form of Change in Control Agreement dated March 28, 2003. (1)***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (7)***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (9)***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (2)**

10.5	License Agreement between Registrant and Sunpower dated May 2, 2005. (3)**

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (4)***

10.7	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (9)***

10.8	2003 Equity Incentive Plan As Amended May 25, 2005. (6)***

10.9	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (4)***

Number	Description of Document

10.10	Management Incentive Plan (July 24, 2006). (8)***

10.11	Compensation Policy for Non-Employee Directors dated March 18, 2005. (5)***

10.12	Form of Director and Officer Indemnification Agreement. (20)***

10.13	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (16)

10.14	First Amendment to Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (17)

10.15	Second Amendment to Lease Agreement between Registrant and Prologis Texas III LLC dated July 18, 2014. (20)

10.16	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (10)

10.17	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007. (11)

10.18	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (11)

10.19	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements. (23) ***

14	Code of Business Conduct and Ethics. (7)

21	List of Subsidiaries. (30)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (30)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (30)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (30)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (30) *

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (30) *

101	Financials provided in XBRL format. (38)

(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.

(13)	Incorporated by reference from Registrant’s Form 10-K filed March 28, 2014.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(17)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 13, 2012.
(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(20)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 12, 2015.
(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 24, 2015.
(22)	Incorporated by reference from Registrant’s Form S-1/A filed October 6, 2015.
(23)	Incorporated by reference as Exhibit A to Registrant’s Schedule 14A filed October 31, 2013.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 13, 2015.
(25)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 18, 2016.
(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 2, 2016.
(27)	Incorporated by reference from Registrant’s Form S-1/A filed December 6, 2016.
(28)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 9, 2018.
(29)	Incorporated by reference from Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed July 24, 2018.
(30)	Filed herewith.
*	Furnished, not filed.
**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.
(b)	Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Superconductor Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and Schedule II — valuation and qualifying accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain is operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009.

Los Angeles, CA

March 29, 2019

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,616,000	$3,056,000
Accounts receivable, net	—	151,000
Inventory, net	173,000	102,000
Prepaid expenses and other current assets	61,000	83,000

Total Current Assets	5,850,000	3,392,000
Property and equipment, net of accumulated depreciation of $12,172,000 and $11,200,000, respectively	1,009,000	1,793,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,026,000 and $984,000, respectively	686,000	742,000
Other assets	69,000	69,000

Total Assets	$7,614,000	$5,996,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$313,000	$349,000
Accrued expenses	539,000	481,000

Total Current Liabilities	852,000	830,000
Other long term liabilities	17,000	54,000

Total Liabilities	869,000	884,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 330,787 and 328,925 issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 3,270,609 and 1,074,659 shares issued and outstanding, respectively	3,000	11,000
Capital in excess of par value	326,486,000	316,714,000
Accumulated deficit	(319,744,000)	(311,613,000)

Total Stockholders’ Equity	6,745,000	5,112,000

Total Liabilities and Stockholders’ Equity	$7,614,000	$5,996,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2018	2017	2016
Commercial product revenues	$—	$11,000	$131,000
Government contract revenues	1,556,000	435,000	—

Total revenues	1,556,000	446,000	131,000

Costs and expenses:
Cost of commercial product revenues	2,245,000	3,072,000	3,444,000
Cost of government contract revenues	1,210,000	331,000	—
Research and development	2,352,000	2,644,000	2,784,000
Selling, general and administrative	3,972,000	4,062,000	5,146,000

Total costs and expenses	9,779,000	10,109,000	11,374,000

Loss from operations	(8,223,000)	(9,663,000)	(11,243,000)
Other Income and Expense
Adjustments to fair value of warrant derivatives	52,000	99,000	183,000
Adjustment to warrant exercise price	(24,000)	—	(66,000)
Other income	64,000	37,000	10,000

Net loss	$(8,131,000)	$(9,527,000)	$(11,116,000)

Basic and diluted net loss per common share	$(4.03)	$(9.06)	$(35.31)

Basic and diluted weighted average number of common shares outstanding	2,016,869	1,052,473	314,838

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	330,873	$—	264,055	$1,000	$304,091,000	$(290,970,000)	$13,122,000
Issuance of common stock (net of costs)			209,239		3,222,000		3,222,000
Issuance of Series C preferred stock	1,295	—			1,118,000		1,118,000
Issuance of Series D preferred stock	7,587	—			6,748,000		6,748,000
Stock-based compensation					1,004,000		1,004,000
Cancellation of shares from reverse stock split			(4)
Conversion of Series C preferred stock to common stock	(1,295)	—	41,981
Conversion of Series B preferred stock to common stock	(1,948)	—	37,100
Conversion of Series D preferred stock to common stock	(2,745)	—	183,000
Net loss						(11,116,000)	(11,116,000)

Balance at December 31, 2016	333,767	—	735,371	1,000	316,183,000	(302,086,000)	14,098,000
Conversion of Series D preferred stock to common stock	(4,842)	—	322,788
Issuance of common stock (net of costs) from exercise of outstanding warrants			13,333		200,000		200,000
Stock-based compensation			3,167		341,000		341,000
Net loss						(9,527,000)	(9,527,000)

Balance at December 31, 2017	328,925	—	1,074,659	1,000	316,724,000	(311,613,000)	5,112,000
Issuance of Series E preferred stock	4,135
Conversion of Series E preferred stock to common stock	(2,273)		649,429
Issuance of common stock (net of costs)			1,509,000	2,000	9,678,000		9,680,000
Stock-based compensation					84,000		84,000
Warrant Exercises			38,720
Cancellation of shares from reverse stock split			(1,199)
Net Loss						(8,131,000)	(8,131,000)
Balance at December 31, 2018	330,787	$—	3,270,609	$3,000	$326,486,000	$(319,744,000)	$6,745,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,131,000)	$(9,527,000)	$(11,116,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015,000	1,885,000	2,139,000
Stock-based compensation expense	84,000	341,000	1,004,000
Adjustments to fair value of warrant derivatives	(52,000)	(99,000)	(183,000)
Adjustments to warrant exercise price	24,000	—	66,000
Changes in assets and liabilities:
Accounts receivable	151,000	(143,000)	28,000
Inventory	(70,000)	(34,000)	52,000
Prepaid expenses and other current assets	22,000	26,000	12,000
Patents and licenses	14,000	212,000	(130,000)
Other assets	—	27,000	32,000
Accounts payable, accrued expenses and other liabilities	12,000	(132,000)	(9,000)

Net cash used in operating activities	(6,931,000)	(7,444,000)	(8,105,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(189,000)	(152,000)	—

Net cash used in investing activities	(189,000)	(152,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common and preferred stock	9,680,000	—	11,088,000
Net proceeds from exercise of warrants	—	200,000	—

Net cash provided by financing activities	9,680,000	200,000	11,088,000

Net increase (decrease) in cash and cash equivalents	2,560,000	(7,396,000)	2,983,000
Cash and cash equivalents at beginning of year	3,056,000	10,452,000	7,469,000

Cash and cash equivalents at end of year	$5,616,000	$3,056,000	$10,452,000

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $319.7 million. In 2018, we incurred a net loss of $8.1 million and had negative cash flows from operations of $6.9 million. In 2017, we had an accumulated deficit of $311.6 million, a net loss of $9.5 million and negative cash flows from operations of $7.4 million. At December 31, 2018, we had $5.6 million in cash. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2019. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during this fiscal year ending December 31, 2019 to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

In 2018, we undertook steps to reduce our ongoing operating costs and we raised net cash proceeds of $9.7 million from the sale of our common and preferred shares and warrants.

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock, or the Second Reverse Stock Split. As a result of the Second Reverse Stock Split, every ten shares of our pre-Second Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Second Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

On July 19, 2016, we effected a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

Share and per share data included in the Notes to Consolidated Financial Statements have been retroactively adjusted, as applicable, for the effect of the reverse stock splits. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-reverse stock split basis.

Recent Accounting Pronouncements

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. There was no impact from adopting the standard on our financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to apply this guidance at January 1, 2019 and will record our leases on our consolidated balance sheets as right-of-use assets and lease liabilities. We also expect to elect this new standard’s available transition practical expedients. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We have reviewed our leases and other agreements in order to determine the effects of the new guidance on our consolidated financial statements. We have determined that we have leases that meet the criteria for recognition of right-of-use assets and lease liabilities on the balance sheet under the new guidance. We are not party to any leases for which we are the lessor. We believe the adoption will cause us to recognize approximately $1.0 million in each, right-of-use assets and lease liabilities, in our consolidated financial statements.

Effective January 1, 2018, the Company adopted the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow classification issues. Prior to this ASU, GAAP did not include specific guidance on these eight cash flow classification issues. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurements which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact of adopting this new standard on our financial statements.

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

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and all of the related amendments and applied it to all contracts. The adoption ASC topic 606 has had no effect to our consolidated financial statements.

Commercial revenues are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. There were no disposals in 2017 or 2018.

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

No liabilities for uncertain tax positions were recorded in the current year. No interest or penalties on uncertain tax positions have been expensed to date. We are not under examination by any taxing authorities. The federal statute of limitations for examination of us is open for 2015 and subsequent filings. Additionally, the statute of limitations for examination of our net operating loss carryforwards is open for a 20 year period subsequent to each loss year.

We implemented ASU 2016-09 during the first quarter of 2017 as stipulated in the FASB guidance for publicly traded entities. To account for the implementation of ASU 2016-09, we accounted for previously unrecognized excess tax benefits by recognizing those benefits. Due to our full valuation allowance, this recognition has no effect on the net accrual after the valuation allowance.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2018.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2018	2017	2016
Cost of commercial product revenues	$3,000	$1,000	$6,000
Research and development	12,000	47,000	142,000
Selling, general and administrative	69,000	293,000	856,000

	$84,000	$341,000	$1,004,000

The impact to the consolidated statements of operations for 2018, 2017 and 2016 on basic and diluted earnings per share was $0.04, $0.32 and $3.19, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2018.

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of December 31, 2018 and December 31, 2017 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities, which expired in August 2018 and had no value at December 31, 2018, were adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives. See Note 5 — Stockholders Equity — Warrants.

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

Note 3 — Short Term Borrowings

None

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2018, 2017 or 2016.

Due to our operating losses, the 2017 Tax Act did not impact our 2018 operating results or income tax expense. The primary impact of the 2017 Tax Act was the re-measurement of our deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21% and the required change to the related valuation allowance. The deferred tax assets decreased by $2,380,000 as a result of the change in tax rates.

As of December 31, 2018, the Company’s foreign subsidiaries had negative earnings and profits. As a result, no income tax provision was required for the deemed repatriation tax or the global intangible low tax income (GILTI) tax.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2018, 2017 and 2016 as follows:

	2018	2017	2016
Tax benefit computed at federal statutory rate	21.0%	34.0%	34.0%
Increase (decrease) in taxes due to:
Change in tax rate under tax reform		(25.0)
Change in valuation allowance	(21.0)	(9.0)	(34.0)

	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2018	2017
Loss carryforwards	$4,355,000	$2,563,000
Depreciation & Amortization	826,000	951,000
Stock Option Compensation	376,000	358,000
Other	127,000	34,000
Less: valuation allowance	(5,686,000)	(3,906,000)

	$—	$—

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of approximately $345.9 million which expire in the years 2019 through 2037. Of these amounts, $69.7 million resulted from the acquisition of Conductus. Under the Internal Revenue Code change of control limitations, a maximum of $20.7 million will be available for reduction of future taxable income.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet. The valuation allowance increased by $1,780,000 in 2018 and decreased by $907,000 in 2017.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate,” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013, and December 2016. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent six ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, and December 2016. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $327.7 million which were incurred prior to the 2016 ownership changes, will be subject in future periods to annual limitations of $126,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $18.2 million. An additional $126,000 in losses were released from limitation during the year under Section 382.

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

For certain investors who would otherwise hold more than 4.99% (or at the election of a purchaser, 9.99%) of our common stock following the registered offering, we issued to such investors an aggregate of 4,135.0015 Class B Units (equivalent to 1,181,429 shares of our common stock), consisting of shares of a new class of preferred stock designated Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $3.50 per share of common stock, together with an equivalent number of Warrants in the same form and economic terms based on the related purchase price as the purchasers of the Class A Units (the “Class B Units” and together with the “Class A Units”, the “Units”). These securities offered in the form of a Class B Unit were immediately separable and were issued separately at the closing. At September 29, 2018, 1,573.0015 Series E Convertible Preferred Stock had been converted into 449,429 shares of common stock and 2,562 Series E Convertible Preferred Stock, convertible into 732,000 shares of common stock, remained unconverted. From September 29, 2018 through December 31, 2018, an additional 700 Series E Convertible Preferred Stock had been converted into 200,000 shares of common stock and 1,862 Series E Convertible Preferred Stock, convertible into 532,000 shares of common stock, remained unconverted. On March 21, 2019, the remaining 1,862 Series E Convertible Preferred Stock, were converted into 532,000 shares of common stock.

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

On December 14, 2016 we issued 179,878 shares of common stock at a price of $15 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $20. For certain investors who would otherwise have held more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors , in lieu of shares of common stock, 7,586.82 shares of a new class of preferred stock designated Series D Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $15 per share of common stock, together with an equivalent number of warrants in the same form and economic terms based on the related purchase price as the purchasers of the common stock. Each of the Series D Preferred and the warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%. The sale of these shares reset the exercise price of the warrants related to our August 2013 financing to $15. This offering provided gross proceeds of $10.3 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $9.2 million.

On August 2, 2016, we issued (i) an aggregate of 29,360 shares of our common stock at a price of $30.8375 per share and (ii) to investors, whose purchase of our common stock would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of this offering, an aggregate of 1,294.595255 shares of our Series C Convertible Preferred Stock. The Series C Preferred has a stated value of $1,000 and is convertible into shares of our common stock at $30.8375 per share. Subject to certain prohibitions on conversion, the 1,294.595255 shares of Series C Preferred would be convertible into an aggregate of 41,981 shares of our common stock. In a concurrent private placement, each Purchaser in the registered offering also received warrants to purchase 0.75 of a share of common stock for each share of common stock (or common stock underlying the Series C Preferred) purchased in such registered offering, or up to an aggregate of 53,506 warrants. The warrants have an exercise price of $30 per share and are exercisable during the period following the nine month anniversary of the date of issuance of the warrants until the five and a half year anniversary of the date of issuance. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. Each of the Series C Preferred and the warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%. In addition, we granted the placement agent in the registered offering and concurrent private placement, an aggregate of 4,994 five-year warrants to purchase our common shares at $38.55. This offering provided gross proceeds of $2.2 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.9 million.

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

In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock . Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock was initially convertible into ten shares of our common stock with any conversion subject to the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion not exceeding 9.9% of our outstanding common stock. At December 31, 2018, 328,925 shares of our Series A Preferred Stock were outstanding which, subject to the foregoing restrictions, are convertible into 1,827 shares of common stock. Except for a preference on liquidation of $.001 per share, each share of Series A Preferred Stock is the economic equivalent of the number of shares of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock does not have any voting rights.

As of December 31, 2018, all of our issued Series B, C and D Preferred Stock had been converted into our common stock.

In late July 2018, we issued 4,135.0015 Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $3.50 per share of common stock (see Public Offerings above). At December 31, 2018, 2,273.0015 Series E Convertible Preferred Stock had been converted into 649,429 shares of common stock and 1,862 Series E Convertible Preferred Stock, convertible into 532,000 shares of common stock, remained unconverted. On March 21, 2019, the remaining 1,862 Series E Convertible Preferred Stock, were converted into 532,000 shares of common stock.

Common Stock

On July 30, 2018 we issued 1,390,000 shares of common stock at a price of $3.50 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of

$20. For certain investors who would otherwise hold more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors in the form of Class A Units, 4,435.0015 shares of a new class of preferred stock designated Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into 1,181,429 shares of our common stock at a conversion price equal to $3.50 per share.

On April 4, 2018, 39,100 pre-funded warrants issued in connection with our March 9, 2018 financing noted below were exercised, on a cashless basis, and we issued 38,720 shares of our common stock.

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

On December 14, 2016 we issued 179,878 shares of common stock at a price of $15 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $20. For certain investors who would otherwise hold more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors in the form of Class B Units, 7,586.82 shares of a new class of preferred stock designated Series D Convertible Preferred Stock with a stated value of $1,000 and which are convertible into 505,788 shares of our common stock at a conversion price equal to $15 per share.

On July 27, 2016, we entered into a Securities Purchase Agreement with certain investors pursuant to which we agreed to issue, (i) an aggregate of 29,360 shares of our common stock at a price of $30.8375 per share and (ii) to investors, whose purchase of our common stock would otherwise result in the investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of the offering, an aggregate of 1,294.595255 shares of our Series C Convertible Preferred Stock (the “Series C Preferred”). The Series C Preferred had a stated value of $1,000 and were convertible into 41,981 shares of our common stock at $30.8375 per share.

Equity Awards

At December 31, 2018, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

There were no stock option exercises in the last three years.

No stock options were granted in 2017 or 2016, but stock options were granted in 2018. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2018	2017	2016
Per share fair value at grant date	$1.45	—	—
Risk free interest rate	3.0%	—	—
Expected volatility	224.7%	—	—
Dividend yield	0%	—	—
Expected life in years	4.0	—	—

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

At December 31, 2018, common stock totaling 78,452 shares were available for future grants and options covering 140,323 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	13,157	$381.00
Granted	—	—
Canceled	(41)	6,742.20
Exercised	—	—

Outstanding at December 31, 2016	13,116	360.30
Granted	—	—
Canceled	(503)	45.10
Exercised	—	—

Outstanding at December 31, 2017	12,613	370.30
Granted	128,000	1.92
Canceled	(290)	4,723.90
Exercised	—	—

Outstanding at December 31, 2018	140,323	$25.29

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2018:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.92 - $1.92	128,000	9.8	$1.92	0	$—
33.00 - 33.00	5,267	6.9	33.00	5,267	33.00
318.00 - 318.00	6,217	4.9	318.00	6,217	318.00
378.00 - 2,844.00	777	4.1	1,087.68	777	1,087.68
$3,150.00 - $5,148.00	62	1.5	4,722.63	62	4,722.63

	140,323	9.4	$25.29	12,323	$268.00

Our outstanding options expire on various dates through October 2028. The weighted-average contractual term of outstanding options was 9.4 years and the weighted-average contractual term of currently exercisable stock options was 5.6 years. There were no exercisable options at December 31, 2018, December 31, 2017 or December 31, 2016 with a price less than the then market value.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. The following is a summary of our restricted stock award transactions for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2017	3,166	$10.70
Granted	—	—
Vested	(1,166)	10.81
Forfeited	—	—

Balance nonvested at December 31, 2018	2,000	$10.68

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2018	2017	2016
Weight-average grant date fair value	—	$10.70	—
Fair value of restricted stock awards granted	—	$48,000	—
Fair value of restricted stock awards vested	—	$23,000	—

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest may be net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the three years presented here, there was no such withholding.

No stock compensation cost was capitalized during the periods. At December 31, 2018, the total compensation cost related to non-vested option awards not yet recognized was $167,000 and the weighted-average period over which the cost is expected to be recognized is 1.2 years. The total compensation cost related to non-vested stock awards not yet recognized was $12,000, and the weighted-average period over which the cost is expected to be recognized is 9 months.

Warrants

The following is a summary of outstanding warrants at December 31, 2018:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to April 2013 financing	1,713	1,713	$817.50	April 26, 2019
(2)	Warrants related to February 2015 agreement	306	306	$450.45	February 13, 2020
(3)	Warrants related to March 2015 financing	10,209	10,209	$244.88	September 24, 2020
(4)	Warrants related to March 2015 financing	1,021	1,021	$306.09	March 20, 2020
(5)	Warrants related to October 2015 financing	135,517	135,517	$60.00	October 14, 2020
(6)	Warrants related to October 2015 financing	9,034	9,034	$65.63	October 14, 2020
(7)	Warrants related to August 2016 financing	53,506	53,506	$30.00	February 2, 2022
(8)	Warrants related to August 2016 financing	4,994	4,994	$38.55	August 2, 2021
(9)	Warrants related to December 2016 financing	685,667	685,667	$20.00	December 14, 2021
(10)	Warrants related to March 2018 financing	158,100	158,100	$11.40	September 9, 2023
(11)	Warrants related to March 2018 financing	11,067	11,067	$15.80	March 6, 2023
(12)	Warrants related to July 2018 financing	2,571,429	2,571,429	$3.50	July 25, 2023
(13)	Warrants related to July 2018 financing	154,286	—	$4.38	July 25, 2023

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

On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. In a concurrent private placement, we issued to the investor in the registered offering, an unregistered warrant (the “Warrants”) to purchase one share of common stock for each share of common stock or Pre-funded Warrants purchased in the registered offering. The Warrants have an exercise price of $11.40 per share, shall be exercisable immediately and will expire five years and six months from the date of issuance. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the Warrants is not subject to a “price-based” anti-dilution adjustment.

On December 14, 2016 we issued 179,878 shares of common stock at a price of $15 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $20. For certain investors who would otherwise have held more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors, in lieu of shares of common stock, 7,586.82 shares of a new class of preferred stock designated Series D Convertible Preferred Stock with a stated value of $1,000 and which are convertible into 505,788 shares of our common stock at a conversion price equal to $15 per share. The warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%.

On August 2, 2016, in a concurrent private placement transaction, investors who purchased shares of common stock or Series C Preferred in our registered offering received warrants to purchase 0.75 of a share of common stock for each share of common stock (or common stock underlying the Series C Preferred) purchased in such registered offering, or up to an aggregate of 53,506 warrants. The warrants have an exercise price of $30 per share and are exercisable during the period following the nine month anniversary of the date of issuance of the warrants until the five and a half year anniversary of the date of issuance. The warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The warrants include a beneficial ownership limitation such that the holder may not exercise the warrant if, following such exercise, the holder (together with its affiliates and certain related parties) would hold more than 4.99% of the number of shares of our common stock outstanding, which limitation, subject to increase or decrease upon at least 60 days’ notice by a holder, cannot be increased above 9.99%. In addition, we granted the placement agent in the registered offering and concurrent private placement, an aggregate of 4,994 five-year warrants to purchase our common shares at $38.55.

Our warrants are exercisable by paying cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.

Certain warrants that expired on August 9, 2018 were not considered indexed to our common shares under ASC 815-40, and required separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contained a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances were made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value was recognized in the statement of operations. Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for these expired warrants at December 31, 2017 was as follows: expected life of 8 months; risk free interest rates of 1.5% expected volatility of 69% and; dividend yield of 0% and the December 31, 2017 fair value of these warrants was estimated to be $28,000. Due to their expiration these warrants had no value at December 31, 2018. The fair value of warrants accounted for as derivative liabilities was decreased by $28,000 from December 31, 2017 to December 31, 2018.

Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for estimating the fair value of these warrant liabilities at December 31, 2017 as follows: expected life of 8 months; risk free interest rates of 1.5%; expected volatility of 69% and; dividend yield of 0%. The December 31, 2017 fair value of these warrants was estimated to be $28,000. The fair value was reduced by $99,000 from December 31, 2016 to December 31, 2017 principally due to our reduced market stock price.

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $72,000 to the 401(k) plan in 2018, and $66,000 and $62,000 in 2017 and 2016, respectively.

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

For 2018, 2017 and 2016, rent expense was $387,000, $385,000, and $643,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2026. Royalty expenses totaled $45,000 in

2018, $45,000 in 2017 and $45,000 in 2016. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2019	$10,000	$935,000
2020	10,000	230,000
2021	10,000	3,000
2022	10,000	2,000
2023	10,000	—
Thereafter	20,000	—

Total payments	$70,000	$1,170,000

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2018	2017	2016
Outstanding stock options	140,323	12,613	13,115
Unvested restricted stock awards	2,000	3,166	56
Outstanding warrants	3,796,849	929,416	945,546

Total	3,939,172	945,195	958,717

Also, the convertible preferred stock, which is convertible into 533,827 and 1,827 and 324,615 shares of common stock at December 31, 2018 and 2017 and 2016, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2018	December 31, 2017
Accounts receivable:
Accounts receivable-trade	$3,000	$154,000
Less: allowance for doubtful accounts	(3,000)	(3,000)

	$—	$151,000

	December 31, 2018	December 31, 2017
Inventories:
Raw materials	$161,000	$74,000
Reserve for raw materials	—	—
Work-in-process	12,000	10,000
Reserve for work-in-process	—	—
Finished goods	—	18,000
Reserve for finished goods	—	—

	$173,000	$102,000

	December 31, 2018	December 31, 2017
Property and Equipment:
Equipment	$11,911,000	$11,723,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	13,181,000	12,993,000
Less: accumulated depreciation and amortization	(12,172,000)	(11,200,000)

	$1,009,000	$1,793,000

Depreciation and amortization expense amounted to $1,015,000, $1,885,000, and $2,061,000 in 2018, 2017, 2016, respectively.

	December 31, 2018	December 31, 2017
Patents, Licenses and Purchased Technology:
Patents pending	$—	$44,000
Patents issued	1,712,000	1,682,000
Less accumulated amortization	(1,026,000)	(984,000)

Net patents issued	686,000	698,000

	$686,000	$742,000

Amortization expense related to these items totaled $43,000, $36,000 and, $78,000 in 2018, 2017, and 2016, respectively. Amortization expenses related to these items are expected to total $40,000 in 2019 and $40,000 in 2020.

	December 31, 2018	December 31, 2017
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$119,000	$104,000
Compensated absences	195,000	173,000
Compensation related	6,000	4,000
Warranty reserve	8,000	8,000
Deferred rent	39,000	46,000
Other	189,000	172,000
Fair value of warrant derivatives	—	28,000

Total	556,000	535,000
Less current portion	(539,000)	(481,000)

Long-term portion	$17,000	$54,000

	2018	2017	2016
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000	$23,000
Additions	—	—	—
Deductions	—	—	(15,000)

Ending balance	$8,000	$8,000	$8,000

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2018
Allowance for Uncollectible Accounts	$3,000	$—	$—	$—	$3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	3,906,000	—	1,780,000	—	5,686,000

2017
Allowance for Uncollectible Accounts	5,000	2,000	—	—	3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	2,999,000	—	907,000	—	3,906,000

2016
Allowance for Uncollectible Accounts	5,000	—	—	—	5,000
Reserve for Inventory Obsolescence	774,000	—	774,000	—	—
Reserve for Warranty	23,000	—	—	(15,000)	8,000
Deferred Tax Asset Valuation Allowance	$17,275,000	$—	$—	$(14,276,000)	$2,999,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2019

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2019

/s/ Julia S. Johnson Julia S. Johnson	Director	March 29, 2019

/s/ David W. Vellequette David W. Vellequette	Director	March 29, 2019

/s/ Lynn J. Davis Lynn J. Davis	Director	March 29, 2019

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman of the Board	March 29, 2019