Form 10-Q
period 2019-06-29
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2019-08-13
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

We had 5,502,609 shares of our common stock outstanding as of the close of business on August 9, 2019.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 29, 2019

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

•

our need to materially grow our revenues from commercial operations and/or to raise additional capital (which financing may not be available on acceptable terms or at all) to continue to implement our current business plan and maintain our viability, with our existing cash reserves only expected to be sufficient into the fourth quarter of 2019;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Government contract revenues	$—	$793,000	$—	$1,039,000

Total revenues	—	793,000	—	1,039,000

Costs and expenses:
Cost of commercial product revenues	876,000	368,000	1,746,000	1,007,000
Cost of government contract revenues	10,000	551,000	17,000	734,000
Research and development	628,000	413,000	1,253,000	990,000
Selling, general and administrative	1,094,000	1,006,000	1,955,000	2,047,000

Total costs and expenses	2,608,000	2,338,000	4,971,000	4,778,000

Loss from operations	(2,608,000)	(1,545,000)	(4,971,000)	(3,739,000)

Other income and expense:

Adjustments to fair value of warrant derivatives	—	16,000	—	49,000
Adjustment to warrant exercise price	—	—	—	(24,000)
Other income	17,000	7,000	45,000	14,000

Net loss	$(2,591,000)	$(1,522,000)	$(4,926,000)	$(3,700,000)

Basic and diluted net loss per common share	$(0.57)	$(1.24)	$(1.25)	$(3.17)

Basic and diluted weighted average number of common shares outstanding	4,510,832	1,228,270	3,926,287	1,165,546

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2019	December 31, 2018
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,468,000	$5,616,000
Inventories, net	202,000	173,000
Prepaid expenses and other current assets	215,000	61,000

Total Current Assets	2,885,000	5,850,000

Property and equipment, net of accumulated depreciation of $12,620,000 and $12,172,000, respectively	561,000	1,009,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,048,000 and $1,026,000, respectively	664,000	686,000
Operating lease assets	445,000	—
Other assets	69,000	69,000

Total Assets	$4,624,000	$7,614,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$319,000	$313,000
Accrued expenses	565,000	539,000
Current operating lease liabilities	439,000	—

Total Current Liabilities	1,323,000	852,000
Long term operating lease liabilities	6,000	—
Other long term liabilities	8,000	17,000

Total Liabilities	1,337,000	869,000

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 330,787 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 5,502,609 and 3,270,609 shares issued and outstanding, respectively	6,000	3,000
Capital in excess of par value	327,951,000	326,486,000
Accumulated deficit	(324,670,000)	(319,744,000)

Total Stockholders’ Equity	3,287,000	6,745,000

Total Liabilities and Stockholders’ Equity	$4,624,000	$7,614,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2018 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,926,000)	$(3,700,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469,000	551,000
Stock-based compensation expense	47,000	30,000
Adjustments to fair value of warrant derivatives	—	(49,000)
Adjustment to warrant exercise price	—	24,000
Changes in assets and liabilities:
Accounts receivable	—	(406,000)
Inventories	(29,000)	(50,000)
Prepaid expenses and other current assets	(153,000)	(126,000)
Patents and licenses	—	(1,000)
Other assets
Accounts payable, accrued expenses and other current liabilities	23,000	19,000

Net cash used in operating activities	(4,569,000)	(3,708,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,000)

Net cash used in investing activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	1,421,000	1,700,000

Net cash provided by financing activities	1,421,000	1,700,000

Net decrease in cash and cash equivalents	(3,148,000)	(2,013,000)
Cash and cash equivalents at beginning of period	5,616,000	3,056,000

Cash and cash equivalents at end of period	$2,468,000	$1,043,000

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Form 10-K for 2018. The results of operations for the six months ended June 29, 2019 are not necessarily indicative of the results for all of 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $324.7 million. In 2018, we incurred a net loss of $8.1 million and had negative cash flows from operations of $6.9 million. In the six months ended June 29, 2019, we incurred a net loss of $4.9 million and had negative cash flows from operations of $4.6 million. At June 29, 2019, we had $2.5 million in cash and cash equivalents compared to $5.6 million in cash and cash equivalents as of December 31, 2018. Our current forecast is that our existing cash and cash equivalents resources will be sufficient to fund our planned operations into the fourth quarter of 2019. Our cash resources will not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can materially grow our revenues from commercial operations during such period, we will need to raise additional capital during this fiscal year ending December 31, 2019 to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases. ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. There was not a material cumulative-effect adjustment to our beginning retained earnings as a result of adopting ASC 842. Our adoption of ASC 842 did not materially impact our statements of operations or statements of cash flows. Our condensed consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted. We have recognized additional operating lease assets and obligations of $741,000 and $445,000 as of January 1, 2019 and June 29, 2019, respectively.

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

Operating lease assets and liabilities were recognized at January 1, 2019, based on the present value of the future minimum lease payments over the lease term. One of our leases contains rent escalation clauses that are factored into our determination of lease payments. Our leases do not provide an implicit rate; we used its incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. One of our operating leases contains a renewal option. The exercise of this option is at our discretion. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our June 29, 2019 net inventory value was $202,000, compared to a December 31, 2018 value of $173,000. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

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

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. Market acceptance and significant revenues from our new Conductus wire is a key assumption in realization of our investment in long-lived assets. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets for recoverability at June 29, 2019 and did not believe there was any impairment.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the six months ended June 29, 2019 and June 30, 2018.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended June 29, 2019 and June 30, 2018, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of revenue	$1,000	$1,000	$2,000	$1,000
Research and development	2,000	2,000	5,000	3,000
Selling, general and administrative	20,000	10,000	40,000	26,000

Total stock-based compensation expense	$23,000	$13,000	$47,000	$30,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities as of June 29, 2019 approximate fair value.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three and six months ended June 29, 2019:

	Convertible				Capital in Excess of Par Value
	Preferred Stock		Common Stock			Accumulated
	Shares	Amount	Shares	Amount		Deficit	Total
Balance at March 30, 2019	328,925	$—	3,802,609	$4,000	$326,509,000	$(322,079,000)	$4,434,000
Conversion of Series E preferred stock to common stock							—
Issuance of common stock (net of costs)			1,700,000	2,000	1,419,000		1,421,000
Stock-based compensation					23,000		23,000
Net loss						(2,591,000)	(2,591,000)

Balance at June 29, 2019	328,925	$—	5,502,609	$6,000	$327,951,000	$(324,670,000)	$3,287,000

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated
	Shares	Amount	Shares	Amount		Deficit	Total
Balance at December 31, 2018	330,787	$—	3,270,609	$3,000	$326,486,000	$(319,744,000)	$6,745,000
Conversion of Series E preferred stock to common stock	(1,862)	—	532,000	1,000	(1,000)		—
Issuance of common stock (net of costs)			1,700,000	2,000	1,419,000		1,421,000
Stock-based compensation					47,000		47,000
Net loss						(4,926,000)	(4,926,000)

Balance at June 29, 2019	328,925	$—	5,502,609	$6,000	$327,951,000	$(324,670,000)	$3,287,000

The following is a summary of stockholders’ equity transactions for the three and six months ended June 30, 2018:

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated
	Shares	Amount	Shares	Amount		Deficit	Total
Balance at December 31, 2017	328,925	$—	1,074,659	$1,000	$316,724,000	$(311,613,000)	$5,112,000
Issuance of common stock(net of costs)	—	—	119,000	—	1,700,000		1,700,000
Stock-based compensation					30,000		30,000
Warrant exercises			38,720				—
Net loss						(3,700,000)	(3,700,000)

Balance at June 30, 2018	328,925	$—	1,232,379	$1,000	$318,454,000	$(315,313,000)	$3,142,000

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated
	Shares	Amount	Shares	Amount		Deficit	Total
Balance at March 31, 2018	328,925	$—	1,193,659	$1,000	$318,441,000	$(313,791,000)	$4,651,000
Issuance of common stock(net of costs)	—	—					—
Stock-based compensation					13,000		13,000
Warrant exercises			38,720				—
Net loss						(1,522,000)	(1,522,000)

Balance at June 30, 2018	328,925	$—	1,232,379	$1,000	$318,454,000	$(315,313,000)	$3,142,000

Stock Options

At June 29, 2019, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and six months ended June 29, 2019 or during the three and six months ended June 30, 2018.

The impact to the condensed consolidated statements of operations for the three and six months ended June 29, 2019 on net loss was $21,000 and $42,000 and $0.00 and $0.01 on basic and diluted net loss per common share, respectively, compared to $7,000 and $17,000 and $0.01 and $0.01 on basic and diluted net loss per common share for the three and six months ended June 30, 2018. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $121,000 and the weighted-average period over which the cost is expected to be recognized was 10 months at June 29, 2019.

The following is a summary of stock option transactions under our Stock Option Plans at June 29, 2019:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2018	140,323	$1.92 - $ 5,148	$25.29	12,323	$268
Granted	—
Exercised	—
Canceled	—

Balance at June 29, 2019	140,323	$1.92 - $ 5,148	$25.29	12,323	$268

The outstanding options expire on various dates through the end of October 2028. The weighted-average contractual term of options outstanding is 8.9 years and the weighted-average contractual term of stock options currently exercisable is 5.2 years. The exercise prices for these options range from $1.92 to $5,148 per share, for an aggregate exercise price of $3.5 million. At June 29, 2019, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at June 29, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2018	2,000	$10.68
Granted	—	—
Vested	(333)	11.60
Forfeited	—	—

Balance nonvested at June 29, 2019	1,667	$10.50

The impact to the condensed consolidated statements of operations for the three and six months ended June 29, 2019 was $3,000 and $5,000 and $0.00 and $0.00, respectively, on basic and diluted net loss per common share for the three and six months ended June 30, 2018, respectively, and $6,000 and $13,000 and $0.00 and $0.01 on basic and diluted net loss per common share for the three and six months ended June 30, 2018, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $7,000 and the weighted-average period over which the cost is expected to be recognized was 8 months.

Warrants

The following is a summary of outstanding warrants at June 29, 2019:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to February 2015 agreement	306	306	$450.45	February 13, 2020
(2)	Warrants related to March 2015 financing	10,209	10,209	$244.88	September 24, 2020
(3)	Warrants related to March 2015 financing	1,021	1,021	$306.09	March 20, 2020
(4)	Warrants related to October 2015 financing	135,517	135,517	$60.00	October 14, 2020
(5)	Warrants related to October 2015 financing	9,034	9,034	$65.63	October 14, 2020
(6)	Warrants related to August 2016 financing	53,506	53,506	$30.00	February 2, 2022
(7)	Warrants related to August 2016 financing	4,994	4,994	$38.55	August 2, 2021
(8)	Warrants related to December 2016 financing	685,667	685,667	$20.00	December 14, 2021
(9)	Warrants related to March 2018 financing	158,100	158,100	$11.40	September 9, 2023
(10)	Warrants related to March 2018 financing	11,067	11,067	$15.80	March 6, 2023
(11)	Warrants related to July 2018 financing	2,571,429	2,571,429	$3.50	July 25, 2023
(12)	Warrants related to July 2018 financing	154,286	154,286	$4.38	July 25, 2023
(13)	Warrants related to May 2019 financing	119,000	—	$1.25	May 23, 2024

On May 23, 2019 we completed a public offering of an aggregate of 1,700,000 shares of our common stock with gross proceeds to us of $1.7 million. The offering was priced at $1.00 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.4 million. The placement agent received warrants to purchase 119,000 shares of common stock, at an exercise price of $1.25, that are subject to a six month lock-up and will expire May 23, 2024.

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

Certain warrants that expired on August 9, 2018 were not considered indexed to our common shares under ASC 815-40, and required separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contained a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances were made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value was recognized in the statement of operations. Due to their expiration these warrants had no value at December 31, 2018 or June 29, 2019.

4. Loss Per Share

Basic and diluted net loss per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	June 29, 2019	June 30, 2018
Outstanding stock options	140,323	12,323
Unvested restricted stock awards	1,667	2,833
Outstanding warrants	3,914,136	1,098,583

Total	4,056,126	1,113,739

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

For the three and six months ended June 29, 2019, operating lease expense was $166,000 and $314,000, respectively.

The undiscounted minimum lease payments under operating leases at June 29, 2019 are as follows:

Years ending December 31,	Operating Leases

Remainder of 2019	$302,000
2020	149,000
2021	3,000
2022	2,000
2023	—
Thereafter	—

Total lease payments	456,000

Less imputed interest	(11,000)

Present value of lease liabilities	$445,000

At June 29, 2019, the weighted average remaining lease term and the weighted average discount rate for operating leases was 9 months and 3%, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Our minimum license obligations are $10,000 per year through 2025. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminate at various times from 2018 to 2025. Royalty expense totaled $10,000 and $10,000 and $11,000 and $26,000, respectively, for the three and six months ended June 29, 2019 and June 30, 2018. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

		December 31,
	June 29, 2019	2018
Accounts receivable:
Accounts receivable-commercial products	$3,000	$3,000
Less: allowance for doubtful accounts	(3,000)	(3,000)

	$—	$—

		December 31,
	June 29, 2019	2018
Inventories:
Raw materials	$167,000	$161,000
Work In Process	35,000	12,000

	$202,000	$173,000

		December 31,
	June 29, 2019	2018
Property and Equipment:
Equipment	$11,911,000	$11,911,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	13,181,000	13,181,000
Less: accumulated depreciation and amortization	(12,620,000)	(12,172,000)

	$561,000	$1,009,000

Depreciation expense amounted to $224,000 and $447,000 for the three and six month periods ended June 29, 2019 and $218,000 and $530,000, respectively, for the three and six months ended June 30, 2018.

		December 31,
	June 29, 2019	2018
Patents and Licenses:
Patents pending	$—	$—
Patents issued	1,712,000	1,712,000
Less accumulated amortization	(1,048,000)	(1,026,000)

Net patents issued	664,000	686,000

	$664,000	$686,000

Amortization expense related to these items totaled $11,000 and $22,000, respectively, for the three and six months ended June 29, 2019 and $11,000 and $21,000, respectively, for the three and six months ended June 30, 2018. Amortization expenses are expected to total $20,000 for the remainder of 2019 and $40,000 for 2020 and 2021.

		December 31,
	June 29, 2019	2018
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$121,000	$119,000
Compensated absences	218,000	195,000
Compensation related	68,000	6,000
Warranty reserve	8,000	8,000
Operating lease	445,000	39,000
Other	158,000	189,000

	1,018,000	556,000
Less current portion	(1,004,000)	(539,000)

Long term portion	$14,000	$17,000

	For the six months ended,
	June 29, 2019	June 30, 2018
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000
Additions	—	—
Deductions	—	—

Ending balance	$8,000	$8,000

8. Subsequent Events

On July 9, 2019, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and that therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

The letter also states that we will be provided 180 calendar days, or until January 6, 2020, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. If by January 6, 2020, we cannot demonstrate compliance with the Rule 5550(a)(2), we may be eligible for additional time. To qualify for additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and we will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we are not eligible for the second compliance period, then the Nasdaq Staff will provide notice that our securities will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

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

Results of Operations

Three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018

We had no revenues in the three and six months ended June 29, 2019 compared with revenues of $793,000 and $1,039,000 in the three and six months ended June 30, 2018 all of which revenues related to the first phase of our DOE contract. We are currently waiting for the release of funding for the second phase of our DOE contract, therefore, in the first and second quarters of 2019, there were no government contract revenues. There were no commercial product revenues in the first six months of 2019 or in the first six months of 2018. Commercial product revenues are expected to increase as we reach commercial production of our Conductus wire.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. These cost increased to $876,000 in the second quarter of 2019 compared to $368,000 for the second quarter of 2018, an increase of $508,000 or 138%. The cost of commercial product revenues increased by $739,000, or 73%, to $1,746,000 in the first six months of 2019 from $1,007,000 in the same period of 2018. These costs include both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	Three months ended		Six months ended
Dollars in thousands	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Commercial product revenues	$0	$0	$0	$0
Cost of commercial product revenues	876	368	1,746	1,007

Gross loss	$(876)	$(368)	$(1,746)	$(1,007)

We had a gross loss of $876,000 in the second quarter of 2019 from the sale of our commercial products compared to a gross loss of $368,000 in the second quarter of 2018. We experienced a gross loss in the three and six months ended June 29, 2019 due to: our increased preproduction manufacturing efforts to bring our Conductus wire to market and; no revenue to cover our overhead. For the three and six months ended June 30, 2018, our gross loss was reduced by distributing some of our production equipment process time to a government contract. As we emphasize improving manufacturing processes and increasing our yields at lower than optimal capacity, we expect gross losses to continue through 2019.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and began work on this government contract. Our goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Funding for the second phase of this contact has not yet been released to us. Our government contract revenues for the three and six months ended June 29, 2019 were $0 compared with $793,000 and $1,039,000, respectively, for the three and six months ended June 30, 2018. Our cost of government contract revenues for the three and six months ended June 29, 2019 were $10,000 and $17,000, respectively, compared to $551,000 and 734,000, respectively, at June 30, 2018.

Research and development expenses relate to development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0.6 million and $1.3 million, respectively, in the three and six months ended June 29, 2019 compared to $0.4 million and $1.0 million, respectively, in the three and six month period ended June 30, 2018. Our 2019 expenses were higher compared to 2018 due to upgrades to process equipment.

Selling, general and administrative expenses totaled $1.1 million, and $2.0 million, respectively, in the three and six months ended June 29, 2019 compared to $1.0 million and $2.0 million, respectively, in the three and six month period ended June 30, 2018.

Other income of $17,000 and $7,000 in the second quarters of 2019 and 2018, respectively, and other income of $45,000 and $14,000 for the six months ended June 29, 2019 and June 30, 2018, respectively, was from interest income.

We had a net loss of $2.6 million and $1.5 million for quarters ended June 29, 2019 and June 30, 2018, respectively. The net loss available to common stockholders totaled $0.58 per common share in the first quarter of 2019, compared to a net loss of $1.24 per common share in the first quarter of 2018. For the six months ended June 29, 2019 our loss totaled $4.9 million compared to a net loss of $3.7 million for the six months ended June 30, 2018. The net loss available to common stockholders totaled $1.26 per common share in the first half of 2019, compared to $3.17 per common share in the first half of 2018. The per share loss in 2019 is lower due to the increased number of common shares outstanding at June 29, 2019 compared to June 30, 2018.

Liquidity and Capital Resources

Cash Flow Analysis

As of June 29, 2019, we had working capital of $1.5 million, including $2.5 million in cash and cash equivalents, compared to working capital of $5.0 million at December 31, 2018, which included $5.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $3.1 million from $5.6 million, at December 31, 2018 to $2.5 million at June 29, 2019.

Cash used in operations totaled $4.6 million in the first six months of 2019. We used $4.4 million to fund the cash portion of our net loss with $0.2 million used to fund increases in our working capital.

No cash was used in investing activities in the first six months of 2019.

In the first half of 2019, $1.4 million was provided by financing activities from the sale of 1,700,000 shares of common stock. See below for more details.

Financing Activities

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

On May 23, 2019 we completed a public offering of an aggregate of 1,700,000 shares of our common stock with gross proceeds to us of $1.7 million. The offering was priced at $1.00 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.4 million. The placement agent received warrants to purchase 119,000 shares of common stock, at an exercise price of $1.25, that are subject to a six month lock-up and will expire May 23, 2024.

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

Capital Expenditures

We made no investments for fixed assets in the first six months of 2019. During the remainder of 2019, we expect to make capital expenditures for the purchase of equipment and facilities improvements for our Conductus wire initiative with the actual amount of expenditures related to the levels of our customer orders.

Future Liquidity

For the first six months of 2019, we incurred a net loss of $4.9 million and had negative cash flows from operations of $4.6 million. In the full 2018 year, we incurred a net loss of $8.1 million and had negative cash flows from operations of $6.9 million. Our ability to realize our investment in infrastructure is dependent on market acceptance and realization of significant revenues from Conductus wire products. Our independent registered public accounting firm has included in its audit reports for 2018 and 2017 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

At June 29, 2019, we had $2.5 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the fourth quarter of 2019. Unless we can materially grow our revenues from commercial operations, we will need to raise additional capital during the next few months to continue to implement our current business plan and maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. These factors raise substantial doubt about our ability to continue as a going concern.

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

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We have updated our lease accounting policy since issuance of our 2018 Annual Report as a result of the adoption of ASU No. 2016-02, Leases, ASC 842, in the first six months of 2019. We have not made any material changes to our other policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had commercial backlog of $151,000 and evaluation and qualification orders with unspecified delivery dates for $123,000 at June 29, 2019 and $80,000 December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at June 29, 2019 compared with our market risk exposure on December 31, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 13, 2019	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer