Form 10-K
period 2019-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2020-03-30
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (512) 334-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	SCON	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    or    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    or    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    or    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

The aggregate market value of the common stock held by non-affiliates was $4.5 million as of June 28, 2019 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $0.82 as reported by the Nasdaq Capital Market (“Nasdaq”). For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 28, 2019. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 23,283,609 shares of common stock outstanding as of the close of business on March 20, 2020.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2019

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

We have included disclosures throughout this Report that relate to our business as it was conducted prior to the planned merger and asset dispositions described below. Readers are cautioned that both historical and forward looking disclosures regarding our business must be read in conjunction with the information regarding the planned merger and asset dispositions, because some disclosures regarding historical operations may not be indicative of future or current operations and plans. In particular, but without limitation, the reference to our historical business operations regarding our HTS wire should not be viewed as a statement that such operations continue to this day. Please see “Our Future Business” for additional important information.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our planned merger with Allied Integral United, Inc. is subject to various uncertainties and risks, some of which are described under “Risk Factors”;

•	our limited cash and a history of losses;

•

our need to raise additional capital or complete a strategic alternative for the company. If we are unable to raise capital our ability to implement our current strategic plan and ultimately our viability as a company could be adversely affected;

•	the performance and use of our equipment to produce wire in accordance with our timetable;

•	overcoming technical challenges in attaining milestones to develop and manufacture commercial lengths of our high temperature superconducting (“HTS”) wire;

•	the possibility of delays in customer evaluation and acceptance of our HTS wire;

•	the limited number of potential customers and customer pressures on the selling prices of our products;

•	the limited number of suppliers for some of our components and our HTS wire;

•	there being no significant backlog from quarter to quarter;

•	our market being characterized by rapidly advancing technology;

•	the impact of competitive products, technologies and pricing;

•	manufacturing capacity constraints and difficulties;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers; and

•	if we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

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

General

Please see “Our Future Business” below regarding material information and updates that in many material respects superseded and modify the following general business description.

Superconductor Technologies Inc (“STI”) is a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct electricity with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance. This resistance requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reduce power loss, and lower heat generation providing extremely high current carrying density and zero resistance to direct current.

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

From 2010 through October 2019, we transitioned our research and development efforts to adapting our proprietary HTS material deposition techniques to the production of our HTS Conductus® wire for next generation power applications.

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

On October 29, 2019 we announced that our management and Board of Directors were exploring strategic alternatives for the company and on February 26, 2020 we entered into a definitive merger agreement with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday. Upon completion of the merger, STI will change its name to Clearday, Inc. The merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services,

Clearday intends to leverage STI’s existing Cryogenic Cooler as an enabling technology for one of its service offerings in the home healthcare market.

The completion of the Transaction is subject to customary conditions, including (i) adoption of the Merger Agreement by each of STI and AIU stockholders, (ii) Nasdaq approval of continued listing of STI Common Stock under its applicable rules, including the rules applicable to its change of control listing application, (iii) the Registration Statement being declared effective by the Securities and Exchange Commission (“SEC”) and (iv) the STI officers with severance rights entering Waiver Agreements. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement, (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Transaction or making the completion of the Transaction illegal. In addition, it is a condition to closing that STI’s adjusted net working capital computed in accordance with the terms of the Merger Agreement be not less than negative $250,000 as of immediately prior to the Effective Time and that all directors of STI, other than Jeffrey Quiram, STI’s current Chief Executive Officer, shall have resigned from the Board of Directors of STI; Mr. Quiram is expected to remain a member of the Board of Directors.

The Merger Agreement contains customary representations and warranties. The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact. In addition, such representations and warranties (i) will not survive consummation of the Merger and (ii) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding STI or AIU, their respective affiliates or their respective businesses. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the STI, AUI, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, the Registration Statement, as well as in the Forms 10-K, Forms 10-Q and other filings that STI makes with the SEC.

In connection with the proposed transaction between STI and Clearday, the parties intend to file relevant materials with the SEC, including a STI registration statement on Form S-4 that will contain a combined proxy statement/prospectus/information statement. See ‘Subsequent Events’ below.

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

Our Future Business

On October 29, 2019, we announced that our Board of Directors, supported by its management team, had commenced a process to explore strategic alternatives focused on maximizing shareholder value.

Strategic alternatives considered included, among others, a strategic investment financing which would allow the company to pursue its current business plan to commercialize the Conductus wire platform, a business combination such as a merger with another party, or a sale of STI.

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We will maintain operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire. The plan also included a 70% employee workforce reduction.

On February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (which will change its name to, and is therefore referred herein as, “Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday (the “Merger”), with Clearday surviving and becoming a wholly-owned subsidiary of STI, which will then change its name to Clearday, Inc.

The merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage STI’s existing Cryogenic Cooler as an enabling technology for one of its service offerings in the home healthcare market.

STI’s Current Report on Form 8-K, filed on March 3, 2020, contains a summary of the Merger Agreement and attaches the entire Merger Agreement as an exhibit. Such Current Report and its attached copy of the Merger Agreement should be read in their entirety, as the following does not purport to be a summary of the Merger Agreement, but rather merely highlights a few provisions.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by each of STI and Clearday stockholders, (ii) Nasdaq approval of continued listing of STI Common Stock under its applicable rules, including the rules applicable to its change of control listing application, (iii) the registration statement on Form S-4 being declared effective by the Securities and Exchange Commission (“SEC”) and (iv) the STI officers with severance rights entering Waiver Agreements. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement, (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. In addition, it is a condition to closing that STI’s adjusted net working capital computed in accordance with the terms of the Merger Agreement be not less than negative $250,000 as of immediately prior to the Effective Time (as defined in the Merger Agreement) and that all directors of STI, other than Jeffrey Quiram, STI’s current Chief Executive Officer, shall have resigned from the Board of Directors of STI; Mr. Quiram is expected to remain a member of the Board of Directors.

STI also has several rights to terminate the Merger Agreement without paying or receiving a break-up fee, including if (i) AIU’s financial statements for the fiscal years ended December 31, 2018 and December 31, 2019 have either (A) not been delivered to STI on or prior to close of business on March 31, 2020 or such other date that is agreed by STI and AIU, or (B) not been audited by a PCAOB registered audit firm that is reasonably acceptable to STI and who provides an unqualified audit opinion with respect to such financial statements and such accounting firm provides their consent as experts with respect to such audited financial statements for inclusion in the Registration Statement, or (C) are not, in form or substance, reasonably satisfactory to STI and (ii) if the firm that STI has retained for the purposes of delivering a fairness opinion qualifies its report or analysis, or is unwilling to provide an affirmative opinion as to fairness from a financial point of view, on the basis of the financial information that is delivered by AIU. The parties also have rights to terminate without paying a break-up fee if their respective disclosure schedules are not timely delivered and are acceptable. As of the date of this Report, the Nasdaq Hearing Panel has not ruled on our request to obtain additional time in which to cure our listing deficiencies. There is no assurance as to when or how the Nasdaq Hearing Panel will rule, or whether, even if a ruling is to provide us additional time, the amount of time will be sufficient. In addition, there is no assurance that the SEC will declare our planned Form S-4 effective at all or in a timely manner, nor is there any assurance that the various conditions to the Merger Agreement will be satisfied at all or in a timely manner. In particular, there is no assurance that the financial statements required of Clearday will be provided in a timely manner or that they will be reasonably satisfactory to us.

The Merger Agreement contains customary representations and warranties. The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact. In addition, such representations and warranties (i) will not survive consummation of the Merger and (ii) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding STI or Clearday, their respective affiliates or their respective businesses. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the STI, Clearday, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, the Registration Statement, as well as in the Forms 10-K, Forms 10-Q and other filings that STI makes with the SEC.

In connection with the proposed transaction between STI and Clearday, the parties intend to file relevant materials with the SEC, including a STI registration statement on Form S-4 that will contain a combined proxy statement/prospectus/information statement. See ‘Subsequent Events’ below.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions is expected to be approximately $1,075,000, all sold to purchasers having no affiliation with us. When the transactions are completed over the next several weeks, we will continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with the majority of our intellectual property assets. The proceeds from this series of transactions is expected to be sufficient, together with the our other capital resources, for us to complete the Merger.

As a result of these sales, we no longer have the ability to resume HTS wire operations without significant new investments and restructured operations and a new HTS wire business plan, neither of which we currently intend to pursue, as we instead focus our efforts on completing the Merger.

Our Proprietary Technology

Our development efforts over the last 30 years have yielded an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. We have an extensive patent portfolio in addition to critical trade secrets, unpatented technology and proprietary knowledge. In June 2016, we were awarded U.S. Patent No. 9,362,025 from the U.S. Patent and Trademark Office (USPTO) further protecting our unique capabilities for improving the performance of our Conductus superconducting wire in applications that utilize the advantages for operating in the presence of high magnetic field. In February 2017 we were awarded two patents from the USPTO: U.S. Patent No. 9,564,258, associated with U.S. Patent No. 9,362,025, providing additional protection for the foundation from which we will build high performance wire for our customers, and U.S. Patent No. 9,567,661 protecting the system design developed by STI to improve monitoring efficiency when evaporating materials in vacuum. In July 2017, EU patent 2188495 (08797906.8) was granted, this patent follows the U.S. Patent granted by U.S. 8,607,560. This patent is focused on METHOD FOR CENTERING RECIPROCATING BODIES AND STRUCTURES MANUFACTURED THEREWITH, related to our Sapphire Cryocooler. Our current patents expire at various dates from 2020 to 2034. We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to protect our proprietary information.

We have sold most of patents related to our HTS wires business subsequent to January 28, 2020, but retain patents related to our Sapphire Cryocooler technology.

Other Assets and Investments

In November 2016, we were selected as the prime recipient of the $4.5 million program award provided by the U.S. Department of Energy’s Office of Energy Efficiency and Renewable Energy, on behalf of the Advanced Manufacturing Office, for its Next Generation Electric Machines (NGEM) program. We were collaborating in this program with TECO-Westinghouse Motor Company, an industry leading manufacturer of electric generators and motors, and the Massachusetts Institute of Technology and University of North Texas. The combined team was focused on improving the manufacturing process of superconductive wires to improve performance and yield while reducing cost at high enough temperatures where nitrogen can be used as the cryogenic fluid. Advancing these enabling technologies has the potential to boost the competitiveness of American manufacturers and take the development of more efficient electric machines a giant step further. These technology R&D projects aim to significantly improve industrial motors for manufacturing, helping companies who use these motors in manufacturing save energy and money over the long run.

As mentioned in above, On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced, while ceasing additional manufacturing of our HTS Conductus® wire. We will be winding down our efforts on this contract over the next few months.

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

Government Contracts

For 2019, 2018 and 2017, government related contracts accounted for 99%, 100% and 98%, respectively, of our revenues.

Manufacturing

Our manufacturing process involved the operation of sophisticated production equipment and material handling by production technicians. We purchased inventory components and manufacture inventory based on existing customer purchase requests, and to a lesser extent, on sales forecasts. Our Austin, Texas facility addressed our growth expectations for our superconducting wire initiative. The opening of that facility coincided with the delivery of our first superconducting wire production equipment in early 2012.

On January 28, 2020, announced we were ceasing manufacturing of our Conductus wire.

Historically, a number of components used in our products were available from only a limited number of outside suppliers due to unique designs, as well as certain quality and performance requirements. We did not have guaranteed supply arrangements with any of these suppliers, did not maintain an extensive inventory of parts or components and customarily purchase sole or limited source parts and components pursuant to purchase orders. Our reliance on sole or limited source suppliers involved certain risks and uncertainties, many of which were beyond our control, and some of which were set out in our public filings, including in particular the “Risk Factors” included in Item 1A of this Report.

Marketing and Sales

We utilized a direct selling model due to the concentrated customer base for superconducting wire.

Competition

We faced competition in various aspects of our technology and product development. Our products competed on the basis of performance, functionality, reliability, pricing, quality and compliance with industry standards. Our primary competitors include American Superconductor (AMSC), SuperPower (Furukawa), SuNam, Bruker, Shanghai Superconductor, BASF, SuperOx, Fujikura, Sumitomo, Shanghai Creative Superconductor Technologies Co., Ltd (SCSC), Oxolutia, MetOx, THEVA, Showa Cable Systems (SWCC), and Suzhou Advanced Materials Research Institute (SAMRI).

Research and Development

Our 2017 through 2019 research and development activities were focused entirely on developing our Conductus wire product. We spent a total of $2.4 million, $2.4 million and $2.6 million for 2019, 2018 and 2017, respectively, on research and development.

Environmental Issues

We used certain hazardous materials in our research, development and manufacturing operations. As a result, we were subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Current or future laws and regulations could require substantial expenditures for preventative or remedial action, reduction of chemical exposure, waste treatment or disposal. Although we believe that our safety procedures for the handling and disposing of hazardous materials complied with the standards prescribed by state and federal regulations, there is always the risk of accidental contamination or injury from these materials. To date, we have not incurred substantial expenditures for preventive action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident.

Corporate Information

Our facilities and principal executive offices are located at 9101 Wall Street, Suite 1300, Austin, Texas 78754. Our telephone number is (512) 334-8900. We were incorporated in Delaware on May 11, 1987. After March 31, 2020, we will be located at 15511 W State HWY 71, Suite 110-105, Austin, TX 78738 and our telephone number will be (512) 650-7775. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Employees

As of December 31, 2019, we had a total of 26 full time employees. On January 28, 2020 we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explore strategic alternatives and reduced our number of employees to 7 full time employees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at December 31, 2019, compared to $151,000 at December 31, 2018. At December 31, 2019 and December 31, 2018, in addition to this commercial backlog, we had evaluation and qualification orders with unspecified delivery dates for $306,000 and $80,000, respectively.

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

We have included disclosures throughout this Report, including Risk Factors, that relate to our business as it was conducted prior to the planned Merger and asset disposition described above. Readers are cautioned that both historical and forward looking disclosures, as well as Risk Factors, regarding our business must be read in conjunction with the information regarding the planned Merger and asset dispositions, because some disclosures regarding historical operations may not be indicative of future or current operations and plans. In particular, but without limitation, the reference to our historical business operations regarding our HTS wire should not be viewed as a statement that such operations continue to this day. Please see “Our Future Business” for additional important information.

Risks Related to Our Business

We have a history of losses and may never become profitable.

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. In 2018, we incurred a net loss of $8.1 million and had negative cash flows from operations of $6.9 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Unless we can successfully implement our strategic alternatives plan including, among others, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2020 to maintain our viability.

We may need to raise additional capital or complete a strategic alternative for the company. If we are unable to raise capital, our ability to implement our strategic plan and ultimately our viability as a company could be adversely affected.

At December 31, 2019, we had $0.7 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the first quarter of 2020. Our cash resources will not be sufficient to fund our business through the end of the current fiscal year. Therefore we will need to raise additional capital during this fiscal year ending December 31, 2020 to maintain the viability of the Company.

We entered a Merger Agreement and consummated various asset sales that fundamentally change our risk profile.

On February 26, 2020 we entered into a definitive merger agreement with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday. Upon completion of the merger, STI will change its name to Clearday, Inc. The merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage STI’s existing Cryogenic Cooler as an enabling technology for one of its service offerings in the home healthcare market.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by each of STI and Clearday stockholders, (ii) Nasdaq approval of continued listing of STI Common Stock under its applicable rules, including the rules applicable to its change of control listing application, (iii) the Registration Statement being declared effective by the Securities and Exchange Commission (“SEC”) and (iv) the STI officers with severance rights entering Waiver Agreements. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement, (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. In addition, it is a condition to closing that STI’s adjusted net working capital computed in accordance with the terms of the Merger Agreement be not less than negative $250,000 as of immediately prior to the Effective Time and that all directors of STI, other than Jeffrey Quiram, STI’s current Chief Executive Officer, shall have resigned from the Board of Directors of STI; Mr. Quiram is expected to remain a member of the Board of Directors.

The Merger Agreement contains customary representations and warranties. The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact. In addition, such representations and warranties (i) will not survive consummation of the Merger and (ii) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding STI or Clearday, their respective affiliates or their respective businesses. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the STI, Clearday, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, the S-4 Registration Statement, as well as this report, and Forms 10-Q and other filings that STI makes with the SEC.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions is expected to be approximately $1,075,000, all sold to purchasers having no affiliation with us. When the transactions are completed over the next several weeks, we will continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with the majority of our intellectual property assets. The proceeds from this series of transactions is expected to be sufficient, together with the our other capital resources, for us to complete the Merger.

As a result of these sales, we no longer have the ability to resume HTS wire operations without significant new investments and restructured operations and a new HTS wire business plan, neither of which we currently intend to pursue, as we instead focus our efforts on completing the Merger.

As of the date of this Report, the Nasdaq Hearing Panel has not ruled on our request to obtain additional time in which to cure our listing deficiencies. There is no assurance as to when or how the Nasdaq Hearing Panel will rule, or whether, even if a ruling is to provide us additional time, the amount of time will be sufficient. In addition, there is no assurance that the SEC will declare our planned Form S-4 effective at all or in a timely manner, nor is there any assurance that the various conditions to the Merger Agreement will be satisfied at all or in a timely manner. In particular, there is no assurance that the financial statements required of Clearday will be provided in a timely manner or that they will be reasonably satisfactory to us.

There is no certainty that the Merger will be completed. If the Merger is not completed our securities may become delisted from Nasdaq and quoted on the OTC Bulletin Board or OTC Pink Sheet Market, an inter-dealer automated quotation system for equity securities that is not a national securities exchange. In that case, the liquidity and price of our securities is likely to be significantly more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Even if the Merger is completed, there is no certainty regarding the performance of the combined company. Clearday is a private company with limited financial data. Any financial data of Clearday will only be available to stockholders upon the filing of the registration statement on Form S-4. Completion of the Merger would highly dilute the shares of existing STI stockholders, who, together with STI warrant holders, are collectively expected to own less than 5% of the combined company.

Additionally, the price of our securities may fluctuate significantly due to the market’s reaction to the Merger and general market and economic conditions. An active trading market for our securities may never develop following the Merger or, if developed, it may not be sustained. In addition, the price of our securities following the Merger may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports

We have not yet received sufficient financial information from Clearday in order for us to request or receive a fairness opinion and we reserve the right to terminate the Merger Agreement (among other reasons) if such information is untimely or inadequate.

As of the date of this Report, due to delays in obtaining Clearday financial information, as disclosed in the Current Report on Form 8-K filed on March 3, 2020, our Board of Directors still retains the right to terminate the Merger Agreement at no cost to us if certain material financial information regarding Clearday is not timely delivered or is not reasonably acceptable to us or if the firm we retained to provide a fairness opinion to us declines to render such opinion on account of Clearday’s financial information. Although we have received valuation information that our Board of Directors deemed sufficient in order to enter into the Merger Agreement, we have not yet received a fairness opinion and do not intend to request one until sufficient financial information to support a fairness opinion is provided to us. While our Board of Directors believes that the Merger Agreement is in the best interests of our stockholders, stockholders or prospective stockholders should understand these limitations in the information that our Board of Directors has, to date, received. We intend, but are not obligated, to inform our stockholders and the market when and if our Board of Directors has received the above-mentioned Clearday financial information and, if available, affirmative fairness opinion.

There are numerous technological challenges that must be overcome in order for our Conductus wire to become commercially successful and our ability to address such technological challenges may adversely affect our ability to gain customers.

Our plan, prior to our announcements discussed in “Our Future Business”, was for commercial production of Conductus wire following completion of qualification orders. We have experienced in the past, and may continue to experience, delays in achieving commercial production of Conductus. Commercialization can be delayed, among other factors, by technological challenges as we seek to improve our products and processes, delays from customer qualification orders and customer analysis of those orders, and decisions made by our customers with respect to post-qualification orders. Many of the factors that affect successful commercialization of our products are affected by third party decisions.

Conductus wire was uniquely positioned to address three key technical challenges in the market: high performance, improved economics and commercial-scale capacity. To date, we, along with existing HTS wire manufacturers, have not overcome these challenges to allow for broad commercialization of HTS wire. Customers cannot purchase long-length wire with any reasonable confidence or guaranteed volume; and electric utilities lack confidence in product availability which leads to delays in their deployment roadmap. HTS wire performance is currently below what many customers require. Many power applications require high performance wire with high current carrying capacity, mechanical durability, electrical integrity with low AC losses and minimal splices. Producing high performance HTS wire has proven difficult, especially at volumes required for large scale deployment. The high demand for high performance wire available in very low volume results in a high wire price that narrows the market and limits commercial viability.

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

Our former wireless products compete on the basis of performance, functionality, reliability, pricing, quality, and compliance with industry standards. With respect to our Conductus wire materials, our competition includes American Superconductor (AMSC), SuperPower (Furukawa), SuNam , Bruker, Shanghai Superconductor, BASF, SuperOx, Fujikura, Sumitomo, THEVA, Showa Cable Systems (SWCC), and Suzhou Advanced Materials Research Institute (SAMRI). In addition, we previously supplied components and license technology to several companies that may eventually decide to manufacture or design their own HTS components, rather than purchasing or licensing our technology. If we are unable to compete successfully against our current or future competitors, then our business and results of operations will be adversely affected.

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

Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including demand for our products and services. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

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

The market price of our common stock has been, and is expected to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	market perception as to the Merger and the information provided about Clearday when and if it becomes available, including the risks related to the Clearday business;

•	our perceived prospects and liquidity;

•	progress or any lack of progress (or perceptions related to progress) in timely overcoming the remaining substantial technical and commercial challenges related to our Conductus wire initiative;

•	variations in our operating results and whether we have achieved key business targets;

•	changes in, or our failure to meet, earnings estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic, political or stock market conditions.

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

On July 9, 2019, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and that therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also states that we will be provided 180 calendar days, or until January 6, 2020, to regain compliance with the Minimum Bid Price Requirement, which we were unable to do.

On December 2, 2019, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that we also did not meet the minimum of $2,500,000 in stockholders’ equity required by Listing Rule 5550(b)(1) for continued listing (the “Stockholders’ Equity Requirement), which we also were unable to remedy.

On January 7, 2020, we received a letter (the “Nasdaq Letter”) from the Staff notifying us that we had not regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement) by January 6, 2020, the 180 calendar day period previously provided in the letter received from the Staff on July 9, 2019 to regain compliance. The letter also confirmed that we are not eligible for a second 180 day period to regain compliance due to us not satisfying the Stockholders’ Equity Requirement.

On January 13, 2020, we submitted a written request for a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the determination of the staff of the Nasdaq Listing Qualifications Department (the “Staff”) relating to the previously disclosed Nasdaq Letter. The hearing before the Panel was on February 27, 2020 and no decision has been received yet. The hearing request will stay any delisting action by Nasdaq of our common stock at least until the Panel renders a decision in this matter. At the hearing, we outlined our plan to regain compliance with the Bid Price Requirement and the Stockholders’ Equity Requirement. There can be no assurance that the Panel will accept our compliance plan. Our plan of compliance is to complete the Merger with Clearday, and regain compliance based upon the combined company’s financial condition and operations and governance. The Merger will take time to complete, and the Nasdaq Hearing Panel may not, under Nasdaq’s rules, grant us beyond July 6, 2020, if they decide to grant us any time at all, in their discretion.

As of the date of this Report, the Nasdaq Hearing Panel has not ruled on our request to obtain additional time in which to cure our listing deficiencies. There is no assurance as to when or how the Nasdaq Hearing Panel will rule, or whether, even if a ruling is to provide us additional time, the amount of time will be sufficient. In addition, there is no assurance that the SEC will declare our planned Form S-4 effective at all or in a timely manner, nor is there any assurance that the various conditions to the Merger Agreement will be satisfied at all or in a timely manner. In particular, there is no assurance that the financial statements required of Clearday will be provided in a timely manner or that they will be reasonably satisfactory to us.

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

As of December 31, 2019, we had outstanding options exercisable for an aggregate of 137,256 shares of common stock at a weighted average exercise price of $25.20 per share and warrants to purchase up to 16,181,232 shares of our common stock at a weighted average exercise price of $2.60 per share. The holders may sell these shares in the public markets from time to time under a registration statement or under Rule 144, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At December 31, 2019, 1,370,710 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We lease all of our properties. All of our operations, including our manufacturing facilities, are currently located in an industrial complex in Austin, Texas comprising approximately 94,000 square feet. In December 2016, we renewed our Austin lease for an additional three year term and that lease now expires in March 31, 2020. We will not be renewing this lease as we wind down our Conductus wire manufacturing efforts and pursue strategic alternatives. See ‘Subsequent Events’.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “SCON.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ for each calendar quarter in the last two fiscal years:

2019	High	Low
Quarter ended December 31, 2019	$0.79	$0.12
Quarter ended September 28, 2019	$1.07	$0.48
Quarter ended June 29, 2019	$1.86	$0.70
Quarter ended March 30, 2019	$2.58	$1.25

2018	High	Low
Quarter ended December 31, 2018	$2.50	$1.03
Quarter ended September 29, 2018	$12.88	$1.47
Quarter ended June 30, 2018	$10.90	$8.50
Quarter ended March 31, 2018	$14.90	$9.30

Holders of Record

We had 5 holders of record of our common stock on March 21, 2020. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 4,300 beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future.

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2019 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	137,256	$25.20	78,452
Equity compensation plans not approved by security holders	—	—	—

Total	137,256	$25.20	78,452

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Financial Statements and Notes thereto appearing in Item 15 of Part IV of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues:
Net commercial product revenues	$5	$—	$11	$131	$244
Government and other contract revenues	540	1,556	435	—	—

Total net revenues	545	1,556	446	131	244

Costs and expenses:
Cost of revenues	3,259	2,245	3,072	3,444	3,004
Cost of government and other contract revenues	303	1,210	331	—	—
Other research and development	2,353	2,352	2,644	2,784	4,125
Selling, general and administrative	3,918	3,972	4,062	5,146	5,838

Total costs and expenses	9,833	9,779	10,109	11,374	12,967

Loss from operations	(9,288)	(8,223)	(9,663)	(11,243)	(12,723)
Other income (expense), net	59	92	136	127	4,121

Net loss	$(9,229)	$(8,131)	$(9,527)	$(11,116)	$(8,602)

Basic and diluted net loss per common share	$(1.23)	$(4.03)	$(9.06)	$(35.31)	$(65.97)

Weighted average number of shares
Outstanding	7,487	2,017	1,052	315	131

	Years Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$713	$5,616	$3,056	$10,452	$7,469
Working capital (deficit)	429	4,998	2,562	9,693	6,900
Total assets	2,482	7,614	5,996	15,214	14,365
Long-term debt, including current portion	12	17	54	172	400
Total stockholders’ equity	$1,503	$6,745	$5,112	$14,098	$13,122

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1. Please see “Our Future Business” for additional important information.

General

We are a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation, and decreasing electrical noise.

Results of Operations

2019 Compared to 2018

Total revenues decreased by $1,011,000 or 65%, to $545,000 in 2019 from $1,556,000 in 2018. Government contract revenues were $540,000 or 99% of total revenue, of our total revenue in 2019 and $1,556,000 or 100% of total revenues in 2018.

Cost of commercial product revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $3.3 million for 2019 compared to $2.2 million in 2018. Cost of government product revenues totaled $0.3 million for 2019 compared to $1.2 million in 2018.

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

The following is an analysis of our product gross profit margins for 2019 and 2018:

	Years Ended December 31,
Dollars in Thousands	2019	2018
Commercial product revenues	$5	$—
Cost of commercial product revenues	3,259	2,245

Gross loss	$(3,254)	$(2,245)

We had a gross loss of $3.3 million in 2019 from the sale of our commercial products compared to a gross loss of $2.2 million in 2018. We experienced a gross loss in 2019 and 2018 due to: our increased manufacturing efforts to bring our Conductus wire production to market; our processes not yet being finalized for high yield manufacturing and; our sales being insufficient to cover our overhead. We have not been able to improve our manufacturing processes and increasing our yields at lower than optimal capacity and have now ceased our Conductus wire manufacturing.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and have begun work on this government contract. Our first year goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Our 2019 government contract revenues were $540,000 and cost of government contract revenues, which include all direct contract costs and overhead, were $303,000. Since we have ceased manufacturing of our Conductus wire, we are now concluding our efforts on this contract.

Research and development expenses relate to development of new wire products and new wire product manufacturing processes. In 2017, we ceased research and development efforts for our wireless commercial products. Research and development expenses totaled $2.4 million in 2019 compared to $2.4 million in 2018.

Selling, general and administrative expenses totaled $3.9 million in 2019 compared to $4.0 million in 2018, a decrease of $0.1 million, or 3%. The lower expenses in 2019 were primarily the result cost reductions.

Other income of $59,000 and $64,000 in 2019 and 2018, respectively, was interest income.

Net loss totaled $9.2 million in 2019, compared to $8.1 million in 2018, an increase of $1.1 million, or 14%. The increase in net loss principally resulted from $1.0 million lower 2019 government revenues.

The net loss available to common stockholders totaled $1.23 per common share in 2019, compared to a net loss of $4.03 per common share in 2018, a decrease of $2.80, or 69%. The decreased loss per common share in 2019 principally resulted from a greater number of common shares outstanding at December 31, 2019 compared to December 31, 2018.

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

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2019, we had net working capital of $429,000, including $713,000 in cash and cash equivalents, compared to net working capital of $5.0 million at December 31, 2018, which included $5.6 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market. From March 3, 2020 through March 16, 2020, 5,551,7136 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $1.4 million. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2020 to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

Cash and cash equivalents decreased by $4.9 million from $5.6 million at December 31, 2018 to $0.7 million at December 31, 2019. In 2019, $8.8 million cash was used in operations, while $3.9 million was provided by financing activities.

In 2019 and 2018, net cash used in investing activities was zero and $189,000, respectively. Our 2018 investing activities were for the purchase of property and equipment.

In 2019, net cash provided by two financing activities: (1) the May 2019 offering of our common stock, provided gross proceeds of $1.7 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $1.4 million; (2) the October 2019 offering of our common stock and warrants provided gross proceeds of $3.0 million and, after deducting the placement agent fees and our offering expenses, net proceeds of $2.4 million.

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

From March 3, 2020 through March 16, 2020, 5,551,716 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $1.4 million.

On October 10, 2019 we completed a public offering of an aggregate of 11,834,000 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 11,834,000 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $0.25 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The October 10, 2019 offering did not raise sufficient proceeds for us to execute on our planned business operations over the next 12-months. Our current forecast is that our existing cash and cash equivalents resources will be sufficient to fund our planned operations into the first quarter of 2020 (See “Future Liquidity” below).

On May 23, 2019 we completed a public offering of an aggregate of 1,700,000 shares of our common stock with gross proceeds to us of $1.7 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $1.4 million.

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

Tabular Disclosure of Contractual Obligations. At December 31, 2019, we had the following contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	2025 and beyond
Operating leases	$152,000	$148,000	$4,000	$—	$—
Minimum license commitment	60,000	10,000	20,000	20,000	10,000
Fixed asset and inventory purchase commitments	25,000	25,000	—	—	—

Total contractual cash obligations	$237,000	$183,000	$24,000	$20,000	$10,000

Capital Expenditures

We do not plan to invest in fixed assets during 2020.

Future Liquidity

In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. In 2018, we incurred a net loss of $8.1 million and had negative cash flows from operations of $6.9 million. At December 31, 2019 we had $713,000 in cash. The October 10, 2019 offering did not raise sufficient proceeds for us to execute on our planned business operations over the next 12-months. Our cash resources were, therefore, not sufficient to fund our business through the end of the current fiscal year.

Therefore, on October 29, 2019, we announced that we had commenced a process to explore strategic alternatives focused on maximizing shareholder value. Strategic alternatives to consider would include, among others, a strategic investment financing which would allow the company to pursue its current business plan to continue to commercialize the Conductus wire platform, a business combination such as a merger with another party, or a sale of the company.

On February 26, 2020, Superconductor Technologies Inc. (“STI”), AIU Special Merger Company, Inc., a Delaware corporation and wholly-owned subsidiary of STI (“Merger Sub”), and Allied Integral United, Inc., a Delaware corporation (“Clearday”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Clearday, with Clearday continuing as a wholly-owned subsidiary of STI (the “Merger”), and STI would amend its certificate to effect a reverse stock split of its shares of common stock, par value $0.001 per share (“STI Common Stock”) and change its name to Clearday, Inc. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and has been approved by the boards of directors of STI and Clearday, respectively.

The Merger Agreement provides among other things, during the period from the date of the Merger Agreement until the Effective Time, each of STI and Clearday will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Each of STI and Clearday are required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by each of STI and Clearday stockholders, (ii) Nasdaq approval of continued listing of STI Common Stock under its applicable rules, including the rules applicable to its change of control listing application, (iii) the registration statement on Form S-4 being declared effective by the Securities and Exchange Commission (“SEC”) and (iv) the STI officers with severance rights entering Waiver Agreements. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement, (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. In addition, it is a condition to closing that STI’s adjusted net working capital computed in accordance with the terms of the Merger Agreement be not less than negative $250,000 as of immediately prior to the Effective Time and that all directors of STI, other than Jeffrey Quiram, STI’s current Chief Executive Officer, shall have resigned from the Board of Directors of STI; Mr. Quiram is expected to remain a member of the Board of Directors.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties, (ii) by either of STI and Clearday if any governmental consent or approval required for Closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger, (iii) by either of STI and Clearday if the Merger shall not have been consummated on or before July 6, 2020, (iv) by STI and

Clearday, upon the breach by the other of a term of the Merger Agreement, which is not cured within 15 days of the date of written notice thereof by the other; (v) by STI if Clearday is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Clearday if STI is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; (vii) by STI or Clearday if the other party’s directors change their recommendation to their stockholders to approve the Merger in the manner contemplated by the Merger Agreement, or if there is a knowing and material breach by the other party thereto to seek such stockholder approval or to mail the Registration Statement to its stockholders (“Change of Recommendation/Meeting Breach”) and (viii) by STI if it has delivered a Superior Notice (as defined in the Merger Agreement). STI also has specified additional termination rights discussed below.

Except as otherwise agreed in writing by the parties, all out-of-pocket costs and expenses incurred in connection with this Agreement, the Merger and the other transactions contemplated hereby and by this Agreement shall be paid by the party incurring such cost or expense; provided, that Clearday shall reimburse, as incurred, up to $175,000 of STI reasonable, documented, out of pocket legal and accounting expenses incurred by STI in connection with the preparation, filing and clearing of SEC comments with respect to the Registration Statement.

STI agreed that if the Merger Agreement shall be terminated because it has delivered a Superior Notice or because of a Change of Recommendation/Meeting Breach, then STI will pay to Clearday a break-up fee (described below). STI also agreed that if the Merger Agreement is terminated due to a failure to obtain approval from STI’s stockholders and, after the date of the Merger Agreement and prior to such termination, STI were to consummate certain competing transactions within a 12 month period, then STI would also pay Clearday a break-up fee.

Clearday agreed that if the Merger Agreement shall be terminated because of a Change of Recommendation/Meeting Breach, then Clearday will pay to STI a break-up fee (described below). Clearday also agreed that if the Merger Agreement is terminated due to a failure to obtain approval from Clearday’s stockholders, then Clearday would also pay STI a break-up fee.

Any break-up fee payable by STI would equal to three percent (3%) of the STI Value, as would be calculated at the time such fee is due. Any break-up fee payable by Clearday would be equal to (A) $300,000 if the Merger Agreement were terminated because of a failure of Clearday to obtain the approval from its stockholders, less the amount of STI expenses related to the transactions contemplated hereby that are payment obligations of Clearday under the Merger Agreement and (B) $1,850,000, plus STI reasonable, documented, out of pocket expenses incurred directly in connection with the negotiation, preparing and consummation of the Merger Agreement and the transactions contemplated hereby, if the Merger Agreement is terminated because of a Clearday Change of Recommendation/Meeting Breach.

STI also has several rights to terminate the Merger Agreement without paying or receiving a break-up fee, including if (i) Clearday’s financial statements for the fiscal years ended December 31, 2018 and December 31, 2019 have either (A) not been delivered to STI on or prior to close of business on March 31, 2020 or such other date that is agreed by STI and Clearday, or (B) not been audited by a PCAOB registered audit firm that is reasonably acceptable to STI and who provides an unqualified audit opinion with respect to such financial statements and such accounting firm provides their consent as experts with respect to such audited financial statements for inclusion in the Registration Statement, or (C) are not, in form or substance, reasonably satisfactory to STI and (ii) if the firm that STI has retained for the purposes of delivering a fairness opinion qualifies its report or analysis, or is unwilling to provide an affirmative opinion as to fairness from a financial point of view, on the basis of the financial information that is delivered by Clearday. The parties also have rights to terminate without paying a break-up fee if their respective disclosure schedules are not timely delivered and are acceptable.

The Merger Agreement contains customary representations and warranties. The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact. In addition, such representations and warranties (i) will not survive consummation of the Merger and (ii) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding STI or Clearday, their respective affiliates or their respective businesses. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the STI, Clearday, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, the Registration Statement, as well as in the Forms 10-K, Forms 10-Q and other filings that STI makes with the SEC.

From March 3, 2020 through March 16, 2020, 5,551,716 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $1.4 million.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions is expected to be approximately $1,075,000, all sold to purchasers having no affiliation with us. When the transactions are completed over the next several weeks, we will continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with the majority of our intellectual property assets. The proceeds from this series of transactions is expected to be sufficient, together with our other capital resources, for us to complete the Merger, although the Merger is still subject to various material conditions and contingencies.

Our independent registered public accounting firm has included in their audit reports for 2018 through 2019 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Net Operating Loss Carryforward

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of approximately $342.4 million of which $325 million expire in the years 2020 through 2038. Of these amounts, $66.9 million resulted from the acquisition of Conductus. We also had $8.4 million of Federal net operating losses from the 2018 tax year and $3.5 million from the 2019 tax year which do not expire, but are subject to an annual limitation under section 382 as discussed below. We had $17.9 million of federal net operating losses from post 2017 years which do not expire. Under the Internal Revenue Code change of control limitations, a maximum of $17.9 million will be available for reduction of future taxable income.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013, December 2016 and May 2019. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent seven ownership changes, for purpose of this rule, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, December 2016 and May 2019. Therefore, our net operating loss carryforwards of $337 million which were incurred prior to the 2019 ownership changes, will be subject in future periods to annual limitations of $115,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $5.9 million. An additional $71,000 in losses were released from limitation during the year under Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2019, we had approximately $0.5 million invested in a money market account yielding approximately 0.5%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $3,000 per annum.

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

We identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in this Annual Report on Form 10-K for 2019. We have not made any material changes to these policies.

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

All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency. Based on historical experience and review of current projects in process, we believe that the audits will not have a significant effect on our financial position, results of operations or cash flows. The Defense Contract Audit Agency has audited us through 2018.

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

The fair value of our warrant liabilities was determined using the binomial lattice valuation model, including an equal probabilities tree and an early exercise factor. These derivative liabilities were adjusted to reflect fair value at each period end, with any increase or decrease in the fair value recognized in our consolidated statement of operations. These warrants expired on August 9, 2018 and had no value at December 31, 2018 and December 31, 2019.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

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

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 15, 2020:

Name	Age	Position
Lynn J. Davis(1)(2)(3)(4)	73	Director
David W. Vellequette(1)(2)(3)(5)	63	Director
Julia S. Johnson(1)(2)(3)(5)	53	Director
Jeffrey A. Quiram(4)(5)	59	President, Chief Executive Officer and Director
William J. Buchanan	71	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert L. Johnson	69	Senior Vice President, Operations
Adam L. Shelton	53	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.
(5)	Member of our Transaction Committee.

Each of our directors, including our current nominee, was nominated based on the assessment of our Nominating Committee and our Board that he has demonstrated: an ability to make meaningful contributions to our Board; independence; strong communication and analytical skills; and a reputation for honesty and ethical conduct. Our Board consists of, and seeks to continue to include, persons whose diversity of skills, experience and background are complementary to those of our other directors.

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

Julia S. Johnson has served on our Board since October 2018. She is also a board member of Lumentum Inc. (NASDAQ: LITE). Ms. Johnson has been a global technology business leader for 29 years, creating growth and value in product lines and new market segments for the consumer electronics, enterprise, and Fintech/payment markets. Ms. Johnson was the Senior Vice President Product Management and Marketing at Verifone, a global provider of technology that enables electronic payment transactions. Prior to Verifone, Ms. Johnson was Corporate Vice President Product Management at Lenovo, Corporate Vice President Product Management at Google, and Vice President of Product Management at Motorola. She holds a M.S. in Business Administration and a M.S. in Materials Science & Engineering from the Massachusetts Institute of Technology. She also has a B.S. in Math and Physics from Albion College. Our Board has determined that Ms. Johnson is qualified to serve as a director because she has extensive knowledge in business planning and in various management roles.

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

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

•

Our Board has determined that all of our directors, other than Mr. Quiram, are independent as defined by the rules of the SEC and The Nasdaq Stock Market. Our Audit Committee, Compensation Committee and Governance and Nominating Committee each consists entirely of independent directors under the rules of the SEC and Nasdaq.

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

Stockholder Communications with Directors

Stockholders who want to communicate with our Board or with a particular director or committee may send a letter to our Secretary at Superconductor Technologies Inc., 9101 Wall Street, Austin, Texas 78754. After March 31, 2020, we will be located at 15511 W State Hwy 71, Suite 110-115, Austin, TX 78738. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of our Board or just certain specified individual directors or a specified committee. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our annual meetings of stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2019 annual meeting of stockholders in person or by telephone.

Board Meetings and Committees

During 2019, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of nine meetings during 2019. Our Board has three standing committees — an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Our Board created the Transaction Committee (our “Transaction Committee”) consisting of three members—our Audit Committee Chairman, Ms. Johnson and the Chief Executive Officer. The purpose of our Transaction Committee is to facilitate the timely review of all proposals with regard to our strategic alternatives and make recommendations to our Board. The Transaction Committee met two times during 2019. Our Board retains exclusive authority over all proposals. The current members of our Transaction Committee are Messrs. Vellequette, Quiram and Ms. Johnson.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met six times during 2019. The current members of our Audit Committee are Messrs. Vellequette (Chairman), Davis and Ms. Johnson.

Our Board has determined that all members of our Audit Committee are “independent” as defined under the rules of the SEC and the listing standards of Nasdaq. Our Board has determined that Mr. Vellequette is an “audit committee financial expert.”

Compensation Committee

Our Compensation Committee reviews and approves salaries, bonuses and other benefits payable to our executive officers and administers our management incentive plan. Our Compensation Committee makes all compensation decisions with respect to our Chief Executive Officer and makes recommendations to our Board regarding non-equity compensation and equity awards to our other named executive officers (set forth below under “Executive Compensation—Summary Compensation Table”) and all other elected officers. In doing so, with respect to named executive officers other than the Chief Executive Officer, our Compensation Committee generally receives a recommendation from our Chief Executive Officer and other officers as appropriate. Our Chief Executive Officer also generally recommends the number of options or other equity awards to be granted to executive officers, within a range associated with the individual executive’s salary level, and presents this to our Compensation Committee for its review and approval.

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We do not annually benchmark our executive compensation against a defined peer group, since we believe that defining such a group is difficult and would not materially affect our decisions. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2019.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be granted to our directors.

Our Compensation Committee met two times during 2019. The current members of our Compensation Committee are Messrs. Davis (Chairman), Vellequette and Ms. Johnson. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of Nasdaq. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee (our “Stock Option Committee”) consisting of two members—our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit. The Stock Option Committee did not meet during 2019. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Davis, Vellequette and Ms. Johnson. Our Nominating Committee met two times in 2019. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC and the listing standards of Nasdaq.

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2019 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

David W. Vellequette (Chairman)

Lynn J. Davis

Julia S. Johnson

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2019, 2018 and 2017 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2019 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey A. Quiram	2019	324,450	—	—	—	35,153	359,603
President, Chief	2018	324,450	—	43,431	—	45,461	413,342
Executive Officer, Director	2017	324,450	—	—	—	39,003	363,453
Robert L. Johnson	2019	242,462	—	—	—	66,114	308,576
Senior Vice President,	2018	242,462	—	24,611	—	57,046	324,119
Operations	2017	242,462	—	—	—	49,755	292,217
Adam L. Shelton	2019	247,200	—	—	—	6,975	254,175
Vice President Product	2018	247,200	—	24,611	—	6,375	278,186
Management and Marketing	2017	247,200	—	—	—	6,315	253,515

(1)

The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

(2)

The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums, certain tax payments and company 401(k) matching for each named executive officer, if applicable, as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. Pursuant to the terms of his employment agreement, Mr. Quiram received $29,413, $39,721 and $33,313 in 2019, 2018 and 2017, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses.

Narrative Disclosure To Summary Compensation Table

Employment Agreement

We entered into an employment agreement with Mr. Quiram in 2005, which was amended in 2007. The employment agreement provides for the following:

•	Appointment as our President, Chief Executive Officer and a member of our Board;

•	A base salary, which was $315,000 per year for 2008-2009 and increased to $324,450 during 2010;

•	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by our Compensation Committee and Mr. Quiram;

•	Accelerated vesting of all his equity grants in the event of an “Involuntary Termination” or “Change of Control” (both as defined in his employment agreement);

•	A severance payment equal to one year’s salary and continued benefits for one year in the event of “Involuntary Termination”;

•

In the event of a “Change of Control,” whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants;

•

Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near our Santa Barbara headquarters; and a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses; and

•	Lease of an automobile.

Change of Control Agreements

We also have “change of control” agreements with Mr. Shelton and Mr. Johnson. The change of control agreement generally provides that, if the employee’s employment is terminated within twenty-four months of a “Change of Control” (as defined in the change of control agreements) either (i) by us for any reason other than death, “Cause” or “Disability” (as both terms are defined in the change of control agreements) or (ii) by the employee for “Good Reason” (as defined in the change of control agreements), then the terminated employee will be entitled to severance benefits salary continuation payments and continuation of health/life insurance benefits for 18 months and accelerated vesting for all outstanding unvested stock options and other equity securities held by the employee. Any payments or distributions made to or for the benefit of the named employees under these change of control agreements will be reduced, if necessary, to an amount that would result in no excise taxes being imposed under Internal Revenue Code Section 4999.

Merger Agreement.

The Merger Agreement contemplates that material changes will be made to the change of control benefits to Mr. Quiram and all other beneficiaries of Change of Control Agreements, subject to their agreeing to such modifications. The following terms are subject to change until all parties have agreed, but the following represents the Company’s current expectations. Generally, in exchange for waivers of their existing entitlements, valued at approximately $2.3 million in cash if there were a change of control and (except for Mr. Quiram) certain terminations of employment, Mr. Quiram and such other beneficiaries are expected to agree that they will instead receive “Stock Consideration” and contingent “Warrant Consideration,” as described below.

“Executive Percentage” means the amount a given officer would receive under his employment or change of control agreement at the Effective Time of the Merger (“Individual CiC Amount”), divided by the Gross CiC Payments.

“Executive Pool” means a number of shares of the Company’s common stock, rounded down to the nearest whole share, determined by dividing $1 million by the official simple average of the closing price of the Company’s common stock on the Nasdaq Capital Market for the three (3) Nasdaq trading days ending immediately prior to the Effective Date (as defined in the Merger Agreement).

“Gross CiC Payments” means the sum of a given Individual CiC Amount plus the amount of Other CiC Amounts.

“Other CiC Amounts” means that amount that the Listed Executives (as defined in the Merger Agreement) other than any given Individual CiC Amount, would be entitled to receive under their individual employment or change in control agreements with the Company as in effect on the date hereof, assuming (if applicable) that they are each terminated without cause at the Effective Time.

“Stock Consideration” means a number of new shares of the Company’s common stock, that are fully vested and not subject to any repurchase or forfeiture rights, determined by multiplying the Executive Percentage (as defined below) by Executive Pool (as defined below), rounded down to the nearest whole share.

“Warrant Consideration” means an amount of cash equal to the Executive Percentage multiplied by 50% multiplied by the Warrant Proceeds.

“Warrant Proceeds” means (a) the gross amount of cash the Company actually receives or received from the proper exercise of any Company warrant to purchase common stock of the Company exercised between February 26, 2020 and the Effective Date, inclusive minus (b) the amount the Board of Directors of the Company, as in effect prior to the Effective Date, sets aside as necessary to pay expenses in order to both satisfy any conditions to closing to the Merger Agreement and pay such other expenses that the Board deems to be prudent or appropriate, in its sole discretion (“Company Expenses”).

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. In December 2017, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan for 2019 and to not award cash bonuses based on financial objectives in 2019. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2019.

Equity Grants

For 2019, we made the no grants of restricted stock awards and options to our named executive officers. See “Merger Agreement” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2019:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable (1)	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey A Quiram	18	—	4,716.00	5/6/2020	—	—
	59	—	2,844.00	1/25/2021	—	—
	25	—	2628.00	2/9/2022	—	—
	62	—	378.00	3/7/2023	—	—
	1,800	—	318.00	12/5/2023	—	—
	1,333	—	33.00	11/9/2025	—	—
	15,000	15,000	1.92	10/16/2028	—	—
Robert L Johnson	10	—	4,716.00	5/6/2020	—	—
	33	—	2,844.00	1/25/2021	—	—
	14	—	2628.00	2/9/2022	—	—
	35	—	378.00	3/7/2023	—	—
	1,000	—	318.00	12/5/2023	—	—
	733	—	33.00	11/9/2025	—	—
	8,500	8,500	1.92	10/16/2028	—	—

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable (1)	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Adam L Shelton	10	—	4,716.00	5/6/2020	—	—
	33	—	2,844.00	1/25/2021	—	—
	14	—	2628.00	2/9/2022	—	—
	35	—	378.00	3/7/2023	—	—
	1,000	—	318.00	12/5/2023	—	—
	733	—	33.00	11/9/2025	—	—
	8,500	8,500	1.92	10/16/2028	—	—

(1)	These options are fully vested.

Non-employee Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors for 2019:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Martin A. Kaplan(2)	35,669	—	—	35,669
Lynn J. Davis	40,000	—	—	40,000
David W. Vellequette	45,000	—	—	45,000
Julia S. Johnson	37,500	—	—	37,500

(1)

The amounts in this column represent the aggregate grant date fair value of the options to purchase common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K. As of December 31, 2019: (i) Mr. Kaplan had no options to purchase common stock and no unvested shares of restricted common stock; (ii) Mr. Davis had 2,934 options to purchase common stock and 333 unvested shares of restricted common stock; (iii) Mr. Vellequette had 2,500 options to purchase common stock and no unvested shares of restricted common stock; (vi) Ms. Johnson had 2,500 options to purchase common stock and no unvested shares of restricted common stock.

2)	Mr, Kaplan, our former Chairman of the Board, died August 3, 2019 and received a prorata cash payment.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 15, 2020 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 9101 Wall Street, Austin, Texas 78754.

Name	Number of Shares(1)	Percentage Ownership
Jeffrey A. Quiram	20,017		*
William J. Buchanan	10,916		*
Robert L. Johnson	11,304		*
Adam L. Shelton	11,309		*
Lynn J. Davis	3,111		*
David W. Vellequette	1,250		*
Julia S. Johnson	1,250		*

All executive officers and directors as a group (7 persons)	59,157		*

*	Less than 1%.
(1)

Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 2020 as follows: Mr. Quiram, 18,297 shares; Mr. Buchanan 10,117 shares; Mr. Johnson 10,325 shares; Mr. Shelton, 10,327 shares; Mr. Davis, 1,683 shares; Mr. Vellequette, 1,250 shares and Ms. Johnson, 1,250 shares; and all executive officers and directors as a group, 53,249 shares.

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

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2019 and 2018, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2019	2018
Audit fees(1)	$175,000	$199,000
All other fees(2)	55,000	62,000

Total	$230,000	$261,000

(1)

Includes fees for professional services rendered for the audit of our annual consolidated financial statements and review of our annual report on Form 10-K and for reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2019 and 2018.

(2)	These fees related to services rendered for our registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation and Qualifying Accounts	F-27

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013. (18)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 18, 2016. (25)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 19, 2018, effective July 24, 2018. (29)

3.4	Amended and Restated Bylaws of Registrant. (14)

3.5	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (15)

3.6	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant. (19)

4.1	Form of Common Stock Certificate. (13)

4.2	Form of Series B Preferred Stock Certificate. (24)

4.3	Form of Series C Preferred Stock Certificate. (26)

4.4	Form of Series D Preferred Stock Certificate. (27)

4.5	Form of Series E Preferred Stock Certificate. (38)

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (12)

Number	Description of Document

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Registrant and form of Series B Convertible Preferred Stock Certificate. (24)

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Registrant and form of Series C Convertible Preferred Stock Certificate. (26)

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Registrant and form of Series D Convertible Preferred Stock Certificate. (27)

4.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock of Registrant. (29)

4.11	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Purchase Agreement. (21)

4.12	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on March 25, 2015. (21)

4.13	Form of Series [A][B] Common Stock Purchase Warrant issued by Registrant on October 14, 2015. (22)

4.14	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on October 14, 2015. (22)

4.15	Form of Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (26)

4.16	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (26)

4.17	Form of Warrant to Purchase Common Stock issued by Registrant on December 14, 2016. (27)

4.18	Form of Pre-Funded Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.19	Form of Placement Agent Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.20	Form of Series A Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.21	Registration Rights Agreement dated March 6, 2018. (28)

4.22	Form of Common Stock Purchase Warrant issued by Registrant on July 30, 2018. (29)

4.23	Form of Placement Agent Common Stock Purchase Warrant issued by Registrant on July 30, 2018. (29)

4.24	Description of Securities (31)

10.1	Form of Change in Control Agreement dated March 28, 2003. (1)***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (7)***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (9)***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (2)**

10.5	License Agreement between Registrant and Sunpower dated May 2, 2005. (3)**

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (4)***

10.7	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (9)***

Number	Description of Document

10.8	2003 Equity Incentive Plan As Amended May 25, 2005. (6)***

10.9	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (4)***

10.10	Management Incentive Plan (July 24, 2006). (8)***

10.11	Compensation Policy for Non-Employee Directors dated March 18, 2005. (5)***

10.12	Form of Director and Officer Indemnification Agreement. (20)***

10.13	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (16)

10.14	First Amendment to Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (17)

10.15	Second Amendment to Lease Agreement between Registrant and Prologis Texas III LLC dated July 18, 2014. (20)

10.16	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (10)

10.17	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007. (11)

10.18	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (11)

10.19	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements. (23) ***

10.20	Agreement and Plan of Merger, dated February 26, 2020, by and among Superconductor Technologies Inc., AIU Special Merger Company, Inc. and Allied Integral United, Inc. (30)

10.21	Form of Sales Invoice for Equipment Sales (31)

14	Code of Business Conduct and Ethics. (7)

21	List of Subsidiaries. (31)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (31)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (31)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (31)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (31) *

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (31) *

101	Financials provided in XBRL format. (38)

(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.

(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.
(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(13)	Incorporated by reference from Registrant’s Form 10-K filed March 28, 2014.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(17)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 13, 2012.
(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(20)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 12, 2015.
(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 24, 2015.
(22)	Incorporated by reference from Registrant’s Form S-1/A filed October 6, 2015.
(23)	Incorporated by reference as Exhibit A to Registrant’s Schedule 14A filed October 31, 2013.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 13, 2015.
(25)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 18, 2016.
(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 2, 2016.
(27)	Incorporated by reference from Registrant’s Form S-1/A filed December 6, 2016.
(28)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 9, 2018.
(29)	Incorporated by reference from Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed July 24, 2018.

(30) Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 3, 2020.

(31)	Filed herewith.

*	Furnished, not filed.
**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Superconductor Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and Schedule II — valuation and qualifying accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

Los Angeles, CA

March 30, 2020

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$713,000	$5,616,000
Accounts receivable, net	344,000	—
Inventory, net	263,000	173,000
Prepaid expenses and other current assets	76,000	61,000

Total Current Assets	1,396,000	5,850,000
Property and equipment, net of accumulated depreciation of $12,948,000 and $12,172,000, respectively	233,000	1,009,000
Patents, licenses and purchased technology, net of accumulated amortization of $1,071,000 and $1,026,000, respectively	641,000	686,000
Operating lease assets	152,000
Other assets	60,000	69,000

Total Assets	$2,482,000	$7,614,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$527,000	$313,000
Accrued expenses	292,000	539,000
Current lease liabilities	148,000

Total Current Liabilities	967,000	852,000
Long term lease liabilities	4,000
Other long term liabilities	8,000	17,000

Total Liabilities	979,000	869,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 330,787 issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 17,731,893 and 3,270,609 shares issued and outstanding, respectively	18,000	3,000
Capital in excess of par value	330,458,000	326,486,000
Accumulated deficit	(328,973,000)	(319,744,000)

Total Stockholders’ Equity	1,503,000	6,745,000

Total Liabilities and Stockholders’ Equity	$2,482,000	$7,614,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2019	2018	2017
Commercial product revenues	$5,000	$—	$11,000
Government contract revenues	540,000	1,556,000	435,000

Total revenues	545,000	1,556,000	446,000

Costs and expenses:
Cost of commercial product revenues	3,259,000	2,245,000	3,072,000
Cost of government contract revenues	303,000	1,210,000	331,000
Research and development	2,353,000	2,352,000	2,644,000
Selling, general and administrative	3,918,000	3,972,000	4,062,000

Total costs and expenses	9,833,000	9,779,000	10,109,000

Loss from operations	(9,288,000)	(8,223,000)	(9,663,000)
Other Income and Expense
Adjustments to fair value of warrant derivatives	—	52,000	99,000
Adjustment to warrant exercise price	—	(24,000)	—
Other income	59,000	64,000	37,000

Net loss	$(9,229,000)	$(8,131,000)	$(9,527,000)

Basic and diluted net loss per common share	$(1.23)	$(4.03)	$(9.06)

Basic and diluted weighted average number of common shares outstanding	7,486,584	2,016,869	1,052,473

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	333,767	$—	735,371	$1,000	$316,183,000	$(302,086,000)	$14,098,000
Issuance of common stock (net of costs) from exercise of outstanding warrants			13,333		200,000		200,000
Stock-based compensation			3,167		341,000		341,000
Conversion of Series D preferred stock to common stock	(4,842)	—	322,788
Net loss						(9,527,000)	(9,527,000)

Balance at December 31, 2017	328,925	—	1,074,659	1,000	316,724,000	(311,613,000)	5,112,000
Issuance of Series E preferred	4,135
Conversion of Series E preferred stock to common stock	(2,273)		649,429
Issuance of common stock (net of costs)			1,509,000	2,000	9,678,000		9,680,000
Stock-based compensation					84,000		84,000
Warrant Exercises			38,720
Cancellation of shares from reverse stock split			(1,199)
Net Loss						(8,131,000)	(8,131,000)

Balance at December 31, 2018	330,787	—	3,270,609	3,000	326,486,000	(319,744,000)	6,745,000
Conversion of Series E preferred stock to common stock	(1,862)		532,000	1,000	(1,000)
Conversion of prefunded warrants to common stock			3,900,000	4,000	(4,000)
Issuance of common stock (net of costs)			9,634,000	10,000	3,791,000		3,801,000
Stock-based compensation					87,000		87,000
Warrant Exercises			395,284		99,000		99,000
Net Loss						(9,229,000)	(9,229,000)
Balance at December 31, 2019	328,925	$—	17,731,893	$18,000	$330,458,000	$(328,973,000)	$1,503,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,229,000)	$(8,131,000)	$(9,527,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	820,000	1,015,000	1,885,000
Stock-based compensation expense	87,000	84,000	341,000
Adjustments to fair value of warrant derivatives	—	(52,000)	(99,000)
Adjustments to warrant exercise price	—	24,000	—
Changes in assets and liabilities:
Accounts receivable	(343,000)	151,000	(143,000)
Inventory	(90,000)	(70,000)	(34,000)
Prepaid expenses and other current assets	(16,000)	22,000	26,000
Patents and licenses	—	14,000	212,000
Other assets	9,000	—	27,000
Accounts payable, accrued expenses and other liabilities	(41,000)	12,000	(132,000)

Net cash used in operating activities	(8,803,000)	(6,931,000)	(7,444,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(189,000)	(152,000)

Net cash used in investing activities	—	(189,000)	(152,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common, prefunded warrants and preferred stock	3,801,000	9,680,000	—
Net proceeds from exercise of warrants	99,000	—	200,000

Net cash provided by financing activities	3,900,000	9,680,000	200,000

Net increase (decrease) in cash and cash equivalents	(4,903,000)	2,560,000	(7,396,000)
Cash and cash equivalents at beginning of year	5,616,000	3,056,000	10,452,000

Cash and cash equivalents at end of year	$713,000	$5,616,000	$3,056,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

Superconductor Technologies Inc. (together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We developed and produced high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise. We are now leveraging our key enabling technologies in HTS materials and cryogenics, to pursue emerging opportunities in the electrical grid and in equipment platforms that utilize electrical circuits. In January 2012, we took possession of a facility in Austin, Texas and have moved our HTS wire processes and our research and development to Austin.

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

On October 29, 2019, we announced that our Board of Directors, supported by its management team, had commenced a process to explore strategic alternatives focused on maximizing shareholder value.

Strategic alternatives considered included, among others, a strategic investment financing which would allow the company to pursue its current business plan to commercialize the Conductus wire platform, a business combination such as a merger with another party, or a sale of STI.

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We will maintain operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire. The plan also included a 70% employee workforce reduction.

On February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday.

Upon completion of the merger, we will change our name to Clearday, Inc. The merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage STI’s existing Cryogenic Cooler as an enabling technology for one of its service offerings in the home healthcare market.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $329 million. In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. In 2018, we had an accumulated deficit of $319.7 million, a net loss of $8.1 million and negative cash flows from operations of $6.9 million. At December 31, 2019, we had $0.7 million in cash. From March 3, 2020 through March 16, 2020, 5,551,716 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $1.4 million. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2020 to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully implement our strategic plan to explore strategic alternatives focused on maximizing shareholder value. Strategic alternatives considered included, among others, a strategic investment financing which would allow the company to pursue its current business plan to commercialize the Conductus wire platform, a business combination such as a merger with another party, or a sale of STI. On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We will maintain operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire. The plan also included a 70% employee workforce reduction.

On February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday. Upon completion of the merger, we will change our name to Clearday, Inc. The merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage STI’s existing Cryogenic Cooler as an enabling technology for one of its service offerings in the home healthcare market.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

In 2019, we undertook steps to reduce our ongoing operating costs and we raised net cash proceeds of $3.9 million from the sale of our common and preferred shares and warrants.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We applied this guidance at January 1, 2019 and recorded our leases on our consolidated balance sheets as right-of-use assets and lease liabilities. We also elected this new standard’s available transition practical expedients. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We have reviewed our leases and other agreements in order to determine the effects of the new guidance on our consolidated financial statements. We have determined that we have leases that meet the criteria for recognition of right-of-use assets and lease liabilities on the balance sheet under the new guidance. We are not party to any leases for which we are the lessor.

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

Commercial and government contract revenues are recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title has transferred, and e) if stipulated by the contract, customer acceptance has occurred and all significant vendor obligations, if any, have been satisfied.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. There were no disposals in 2018 or 2019.

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

No liabilities for uncertain tax positions were recorded in the current year. No interest or penalties on uncertain tax positions have been expensed to date. We are not under examination by any taxing authorities. The federal statute of limitations for examination of us is open for 2016 and subsequent filings. Additionally, the statute of limitations for examination of our net operating loss carryforwards is open for a 20 year period subsequent to each loss year.

We implemented ASU 2016-09 during the first quarter of 2017 as stipulated in the FASB guidance for publicly traded entities. To account for the implementation of ASU 2016-09, we accounted for previously unrecognized excess tax benefits by recognizing those benefits. Due to our full valuation allowance, this recognition has no effect on the net accrual after the valuation allowance.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2019.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2019	2018	2017
Cost of Commercial product revenues	$3,000	$3,000	$1,000
Research and development	10,000	12,000	47,000
Selling, general and administrative	74,000	69,000	293,000

	$87,000	$84,000	$341,000

The impact to the consolidated statements of operations for 2019, 2018 and 2017 on basic and diluted earnings per share was $0.01, $0.04 and $0.32, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2019.

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of December 31, 2019 and December 31, 2018 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities, which expired in August 2018 and had no value at December 31, 2018 or December 31, 2019, were adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives. See Note 5 — Stockholders Equity — Warrants.

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

Note 3 — Short Term Borrowings

None

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2019, 2018 or 2017.

Due to our operating losses, the 2017 Tax Act did not impact our 2018 operating results or income tax expense. The primary impact of the 2017 Tax Act was the re-measurement of our deferred tax assets, based upon the new U.S. statutory corporate tax rate of 21% and the required change to the related valuation allowance. The deferred tax assets decreased by $300,000 as a result of the change in tax rates.

As of December 31, 2019, the Company’s foreign subsidiaries had negative earnings and profits. As a result, no income tax provision was required for the deemed repatriation tax or the global intangible low tax income (GILTI) tax.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2019, 2018 and 2017 as follows:

	2019	2018	2017
Tax benefit computed at federal statutory rate	21.0%	21.0%	34.0%
Increase (decrease) in taxes due to:
Change in tax rate under tax reform	—	—	(13.0)
Change in valuation allowance	(21.0)	(21.0)	(21.0)

	— %	— %	— %

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2019	2018
Loss carryforwards	$3,662,000	$4,355,000
Depreciation & Amortization	684,000	826,000
Stock Option Compensation	394,000	376,000
Other	132,000	127,000
Less: valuation allowance	(4,872,000)	(5,686,000)

	$—	$—

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of approximately $342.4 million which of which $325 million expire in the years 2020 through 2038. Of these amounts, $66.9 million resulted from the acquisition of Conductus. We also had $8.4 million of Federal net operating losses from the 2018 tax year and $3.5 million from the 2019 tax year which do not expire, but are subject to an annual limitation under section 382 discussed below. We also had $17.9 million of Federal net operating losses from post 2017 years which do not expire. Under the Internal Revenue Code change of control limitations, a maximum of $17.9 million will be available for reduction of future taxable income.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet. The valuation allowance decreased by $814,000 in 2019 and increased by $1,780,000 in 2018.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate,” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013, December 2016 and May 2019. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent seven ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, December 2016 and May 2019. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $337 million which were incurred prior to the 2019 ownership changes, will be subject in future periods to annual limitations of

$115,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $5.9 million. An additional $71,000 in losses were released from limitation during the year under Section 382.

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

Common Stock

On October 10, 2019 we issued 11,834,000 shares of our common stock (or common stock equivalents) and coupled with a five year warrant to purchase one share of common stock at an exercise price of $0.25.

On May 23, 2019 we issued 1,700,000 shares of our common stock at a price of $1.00 per share. The offering was priced at $1.00 per share of common stock.

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

Equity Awards

At December 31, 2019, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

There were no stock option exercises in the last three years.

No stock options were granted in 2017 or 2019, but stock options were granted in 2018. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2019	2018	2017
Per share fair value at grant date	—	$1.45	—
Risk free interest rate	—	3.0%	—
Expected volatility	—	224. %	—
Dividend yield	—	0%	—
Expected life in years	—	4.0	—

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

At December 31, 2019, common stock totaling 78,452 shares were available for future grants and options covering 137,256 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	13,116	$360.30
Granted	—	—
Canceled	(503)	45.10
Exercised	—	—

Outstanding at December 31, 2017	12,613	370.30
Granted	128,000	1.92
Canceled	(290)	4,723.90
Exercised	—	—

Outstanding at December 31, 2018	140,323	25.29
Granted	—	—
Canceled	(3,067)	29.11
Exercised	—	—

Outstanding at December 31, 2019	137,256	$25.20

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2019:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.92 – $1.92	125,500	8.8	$1.92	62,750	$1.92
33.00 – 33.00	4,867	5.9	33.00	4,867	33.00
318.00 – 318.00	6,217	3.9	318.00	6,217	318.00
378.00 – 2,844.00	610	3.1	1,289.50	610	1,289.50
$3,150.00 – $5,148.00	62	0.5	4,722.63	62	4,722.63

	137,256	8.4	$25.20	74,507	$44.81

Our outstanding options expire on various dates through October 2028. The weighted-average contractual term of outstanding options was 8.4 years and the weighted-average contractual term of currently exercisable stock options was 5.6 years. There were no exercisable options at December 31, 2019, December 31, 2018 or December 31, 2017 with a price less than the then market value.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. The following is a summary of our restricted stock award transactions for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2018	2,000	$10.68
Granted	—	—
Vested	(667)	11.05
Forfeited	(1,000)	10.50

Balance nonvested at December 31, 2019	333	$10.50

The weighted-average grant date fair value of our restricted stock awards, their total fair value and the fair value of all shares that have vested during each of the past three years is as follows:

	Year ended December 31
	2019	2018	2017
Weight-average grant date fair value	—	—	$10.70
Fair value of restricted stock awards granted	—	—	$48,000
Fair value of restricted stock awards vested	—	—	$23,000

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest may be net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the three years presented here, there was no such withholding.

No stock compensation cost was capitalized during the periods. At December 31, 2019, the total compensation cost related to non-vested option awards not yet recognized was $80,000 and the weighted-average period over which the cost is expected to be recognized is 7 months. The total compensation cost related to non-vested stock awards not yet recognized was $3,000, and the weighted-average period over which the cost is expected to be recognized is 6 months.

Warrants

The following is a summary of outstanding warrants at December 31, 2019:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
Warrants related to February 2015 agreement	306	306	$450.45	February 13, 2020
Warrants related to March 2015 financing	10,209	10,209	$244.88	September 24, 2020
Warrants related to March 2015 financing	1,021	1,021	$306.09	March 20, 2020
Warrants related to October 2015 financing	135,517	135,517	$60.00	October 14, 2020
Warrants related to October 2015 financing	9,034	9,034	$65.63	October 14, 2020
Warrants related to August 2016 financing	53,506	53,506	$30.00	February 2, 2022
Warrants related to August 2016 financing	4,994	4,994	$38.55	August 2, 2021
Warrants related to December 2016 financing	685,667	685,667	$20.00	December 14, 2021
Warrants related to March 2018 financing	158,100	158,100	$11.40	September 9, 2023
Warrants related to March 2018 financing	11,067	11,067	$15.80	March 6, 2023
Warrants related to July 2018 financing	2,571,429	2,571,429	$3.50	July 25, 2023
Warrants related to July 2018 financing	154,286	154,286	$4.38	July 25, 2023
Warrants related to May 2019 financing	119,000	119,000	$1.25	May 23, 2024
Warrants related to October 2019 financing	11,438,716	11,438,716	$0.25	October 10, 2024
Warrants related to October 2019 financing	828,380	—	$0.31	October 8, 2024

On October 10, 2019 we completed a public offering of an aggregate of 11,834,000 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 11,834,000 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $0.25 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The placement agent received warrants to purchase 828,380 shares of common stock, at an exercise price of $0.3125, that will expire October 8, 2024 and are subject to a six month lock-up. In the quarter ended December 31, 2019, 395,284 of these warrants were exercised, providing us with proceeds of $99,000. From March 3, 2020 to March 16, 2020, an additional 5,551,716 of these warrants were exercised, providing us with proceeds of $1.4 million.

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

Certain warrants that expired on August 9, 2018 were not considered indexed to our common shares under ASC 815-40, and required separate accounting as derivative instruments with changes in fair value recognized in earnings each period. The warrants contained a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances were made at a price less than the then exercise price. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value was recognized in the statement of operations. Using the binomial lattice valuation model, including an equal probabilities tree and early exercise factor of 30%, the significant weighted average assumptions for these expired warrants at December 31, 2017 was as follows: expected life of 8 months; risk free interest rates of 1.5% expected volatility of 69% and; dividend yield of 0% and the December 31, 2017 fair value of these warrants was estimated to be $28,000. Due to their expiration these warrants had no value at December 31, 2019 or December 31, 2018. The fair value of warrants accounted for as derivative liabilities was decreased by $28,000 from December 31, 2017 to December 31, 2018.

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

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $79,000 to the 401(k) plan in 2019, and $72,000 and $66,000 in 2018 and 2017, respectively.

Note 7 — Commitments and Contingencies

Operating Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

For 2019, 2018 and 2017, rent expense was $579,000, $387,000, and $385,000, respectively.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2026. Royalty expenses totaled $45,000 in 2019, $45,000 in 2018 and $45,000 in 2017. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

The minimum lease payments under operating leases and license obligations are as follows:

Years Ended December 31,	Licenses	Operating Leases
2020	$10,000	$148,000
2021	10,000	2,000
2022	10,000	2,000
2023	10,000	—
2024	10,000	—
Thereafter	10,000	—

Total payments	$60,000	$152,000

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2019	2018	2017
Outstanding stock options	137,256	140,323	12,613
Unvested restricted stock awards	333	2,000	3,166
Outstanding warrants	16,181,232	3,796,849	929,416

Total	16,318,821	3,939,172	945,195

Also, the convertible preferred stock, which is convertible into 1,827 and 533,827 and 1,827 shares of common stock at December 31, 2019 and 2018 and 2017, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2019	December 31, 2018
Accounts receivable:
Accounts receivable-trade	$347,000	$3,000
Less: allowance for doubtful accounts	(3,000)	(3,000)

	$344,000	$—

	December 31, 2019	December 31, 2018
Inventories:
Raw materials	$152,000	$161,000
Reserve for raw materials	—	—
Work-in-process	111,000	12,000
Reserve for work-in-process	—	—
Finished goods	—	—
Reserve for finished goods	—	—

	$263,000	$173,000

	December 31, 2019	December 31, 2018
Property and Equipment:
Equipment	$11,911,000	$11,911,000
Leasehold improvements	1,065,000	1,065,000
Furniture and fixtures	205,000	205,000

	13,181,000	13,181,000
Less: accumulated depreciation and amortization	(12,948,000)	(12,172,000)

	$233,000	$1,009,000

Depreciation and amortization expense amounted to $820,000, $1,015,000, and $1,885,000 in 2019, 2018, 2017, respectively.

	December 31, 2019	December 31, 2018
Patents, Licenses and Purchased Technology:
Patents pending	$—	$—
Patents issued	1,712,000	1,712,000
Less accumulated amortization	(1,071,000)	(1,026,000)

Net patents issued	641,000	686,000

	$641,000	$686,000

Amortization expense related to these items totaled $45,000, $43,000 and, $36,000 in 2019, 2018, and 2017, respectively. Amortization expenses related to these items are expected to total $40,000 in 2020 and $40,000 in 2021.

	December 31, 2019	December 31, 2018
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$23,000	$119,000
Compensated absences	211,000	195,000
Compensation related	4,000	6,000
Warranty reserve	8,000	8,000
Operating lease	152,000	39,000
Other	54,000	189,000

Total	452,000	556,000
Less current portion	(440,000)	(539,000)

Long-term portion	$12,000	$17,000

	2019	2018	2017
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000	$8,000
Additions	—	—	—
Deductions	—	—	—

Ending balance	$8,000	$8,000	$8,000

Note 12 — Subsequent Events

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We will maintain operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire. The plan also included a 70% employee workforce reduction.

On February 26, 2020 we entered into a definitive merger agreement with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday. Upon completion of the merger, STI will change its name to Clearday, Inc. The merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage STI’s existing Cryogenic Cooler as an enabling technology for one of its service offerings in the home healthcare market.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by each of STI and Clearday stockholders, (ii) Nasdaq approval of continued listing of STI Common Stock under its applicable rules, including the rules applicable to its change of control listing application, (iii) the Registration Statement being declared effective by the Securities and Exchange Commission (“SEC”) and (iv) the STI officers with severance rights entering Waiver Agreements. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement, (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. In addition, it is a condition to closing that STI’s adjusted net working capital computed in accordance with the terms of the Merger Agreement be not less than negative $250,000 as of immediately prior to the Effective Time and that all directors of STI, other than Jeffrey Quiram, STI’s current Chief Executive Officer, shall have resigned from the Board of Directors of STI; Mr. Quiram is expected to remain a member of the Board of Directors.

The Merger Agreement contains customary representations and warranties. The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact. In addition, such representations and warranties (i) will not survive consummation of the Merger and (ii) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding STI or Clearday, their respective affiliates or their respective businesses. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the STI, Clearday, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, the Registration Statement, as well as in the Forms 10-K, Forms 10-Q and other filings that STI makes with the SEC.

In connection with the proposed transaction between STI and Clearday, the parties intend to file relevant materials with the SEC, including a STI registration statement on Form S-4 that will contain a combined proxy statement/prospectus/information statement.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions is expected to be approximately $1,075,000, all sold to purchasers having no affiliation with us. When the transactions are completed over the next several weeks, we will continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with the majority of our intellectual property assets. The proceeds from this series of transactions is expected to be sufficient, together with the our other capital resources, for us to complete the Merger.

From March 3, 2020 to March 16, 2020, 5,551,716 warrants issued in connection with our October 2019 financing were exercised, providing us with proceeds of $1.4 million.

On January 7, 2020, we received a letter (the “Nasdaq Letter”) from the Staff notifying us that we had not regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement) by January 6, 2020, the 180 calendar day period previously provided in the letter received from the Staff on July 9, 2019 to regain compliance. The letter also confirmed that we are not eligible for a second 180 day period to regain compliance due to us not satisfying the Stockholders’ Equity Requirement.

On January 13, 2020, we submitted a written request for a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the determination of the staff of the Nasdaq Listing Qualifications Department (the “Staff”) relating to the previously disclosed Nasdaq Letter. The hearing before the Panel was on February 27, 2020 and no decision has been received yet. The hearing request will stay any delisting action by Nasdaq of our common stock at least until the Panel renders a decision in this matter. At the hearing, we outlined our plan to regain compliance with the Bid Price Requirement and the Stockholders’ Equity Requirement. There can be no assurance that the Panel will accept our compliance plan. Our plan of compliance is to complete the Merger with Clearday, and regain compliance based upon the combined company’s financial condition and operations and governance. The Merger will take time to complete, and the Nasdaq Hearing Panel may not, under Nasdaq’s rules, grant us beyond July 6, 2020, if they decide to grant us any time at all, in their discretion.

As of the date of this Report, the Nasdaq Hearing Panel has not ruled on our request to obtain additional time in which to cure our listing deficiencies. There is no assurance as to when or how the Nasdaq Hearing Panel will rule, or whether, even if a ruling is to provide us additional time, the amount of time will be sufficient. In addition, there is no assurance that the SEC will declare our planned Form S-4 effective at all or in a timely manner, nor is there any assurance that the various conditions to the Merger Agreement will be satisfied at all or in a timely manner. In particular, there is no assurance that the financial statements required of Clearday will be provided in a timely manner or that they will be reasonably satisfactory to us.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including demand for our products and services. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

SUPERCONDUCTOR TECHNOLOGIES INC.

Schedule II —   Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2019
Allowance for Uncollectible Accounts	$3,000	$—	$—	$—	$3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	5,686,000	—	—	(814,000)	4,872,000

2018
Allowance for Uncollectible Accounts	3,000	—	—	—	3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	3,906,000	—	1,780,000	—	5,686,000

2017
Allowance for Uncollectible Accounts	5,000	2,000	—	—	3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	$2,999,000	$—	$907,000	$—	$3,906,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey A. Quiram Jeffrey A. Quiram	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020

/s/ William J. Buchanan William J. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020

/s/ Julia S. Johnson Julia S. Johnson	Director	March 30, 2020

/s/ David W. Vellequette David W. Vellequette	Director	March 30, 2020

/s/ Lynn J. Davis Lynn J. Davis	Director	March 30, 2020