Form 10-Q
period 2020-03-28
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2020-05-04
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

15511 W State Hwy 71, Suite 110-105, Austin, Texas 78738

(Address of principal executive offices & zip code)

(512) 650-7775

(Registrant’s telephone number including area code)

________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SCON	The NASDAQ Capital Market

We had 23,283,609 shares of our common stock outstanding as of the close of business on April 24, 2020.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended March 28, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward-looking statements.  Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding.  Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by using terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our planned merger with Allied Integral United, Inc. is subject to various uncertainties and risks;

•	our limited cash and a history of losses;

•	our need to raise additional capital or complete a strategic alternative for the company. If we are unable to raise capital our ability to implement our current strategic plan and ultimately our viability as a company could be adversely affected;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers; and

•	if we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019

Commercial product revenues	$10,000	$-
Government contract revenues	174,000	-
Total revenues	184,000	-

Costs and expenses:
Cost of commercial product revenues	190,000	870,000
Cost of government contract revenues	71,000	6,000
Research and development	178,000	625,000
Selling, general and administrative	825,000	861,000

Total costs and expenses	1,264,000	2,362,000

Loss from operations	(1,080,000)	(2,362,000)

Other Income and Expense:
Other income	1,000	27,000

Net loss	$(1,079,000)	$(2,335,000)

Basic and diluted net loss per common share	$(0.06)	$(0.70)

Basic and diluted weighted average number of common
shares outstanding	19,272,795	3,328,605

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	December 31,
	2020	2019
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$1,843,000	$713,000
Accounts receivable, net	468,000	344,000
Inventories, net	68,000	263,000
Prepaid expenses and other current assets	154,000	76,000
Total Current Assets	2,533,000	1,396,000

Property and equipment, net	-	233,000
Patents, licenses and purchased technology, net	-	641,000
Operating lease assets	-	152,000
Other assets	-	60,000
Total Assets	$2,533,000	$2,482,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$547,000	$527,000
Accrued expenses	153,000	292,000
Current operating lease liabilities	-	148,000
Total Current Liabilities	700,000	967,000
Long term operating lease liabilities	-	4,000
Other long term liabilities	-	8,000
Total Liabilities	700,000	979,000

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized,
328,925 and 328,925 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
23,283,609 and 17,731,893 shares issued and outstanding, respectively	23,000	18,000
Capital in excess of par value	331,862,000	330,458,000
Accumulated deficit	(330,052,000)	(328,973,000)
Total Stockholders' Equity	1,833,000	1,503,000
Total Liabilities and Stockholders' Equity	$2,533,000	$2,482,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2019 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,079,000)	$(2,335,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	38,000	235,000
Stock-based compensation expense	21,000	24,000
Gain from sale of patents, property and equipment	(510,000)	-
Write-down of intangibles	134,000	-
Obsolete inventory	190,000	-
Changes in assets and liabilities:
Accounts receivable	(124,000)	-
Inventories	5,000	75,000
Prepaid expenses and other current assets	(58,000)	51,000
Accounts payable, accrued expenses and other current liabilities	(87,000)	(77,000)
Net cash used in operating activities	(1,470,000)	(2,027,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of patents, property and equipment	1,212,000	-
Net cash provided in investing activities	1,212,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of warrants	1,388,000	-
Net cash provided by financing activities	1,388,000	-

Net increase (decrease) in cash and cash equivalents	1,130,000	(2,027,000)
Cash and cash equivalents at beginning of period	713,000	5,616,000
Cash and cash equivalents at end of period	$1,843,000	$3,589,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Please see “Our Future Business” below regarding material information and updates that in many material respects superseded and modify the following general business description.

Superconductor Technologies Inc. (“STI” and together with our subsidiaries, “we” or “us”) was incorporated in Delaware on May 11, 1987. We developed and produced high temperature superconducting (HTS) materials and associated technologies. We have generated more than 100 patents as well as proprietary trade secrets and manufacturing expertise.

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

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We will maintain operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire and ceasing work on our DOE contract mentioned above. The plan also included a 70% employee workforce reduction.

On February 26, 2020, we entered into a definitive merger agreement (with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services (the”Merger Agreement”), whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday the “Merger”).

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

On February 26, 2020, we entered into a definitive merger Clearday, a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday, with Clearday surviving and becoming a wholly-owned subsidiary of STI, which will then change its name to Clearday, Inc.

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

On April 1, 2020, the Company received notice that the Nasdaq Hearings Panel had determined to grant the Company’s request for continued listing in light of the Company’s planned merger with Clearday. The extension is subject to the following conditions: On or before April 10, 2020, the Company shall advise the Panel of the status of the Form S-4 registration statement it anticipates filing with the SEC. The Company will also by that date advise the Panel as to the status of the Change of Control Listing Application it plans to file with Nasdaq; on or about June 30, 2020, the Company shall have obtained shareholder approval for the merger with Clearday and; on or about July 6, 2020, the merger with Clearday will have been completed and the new entity will have demonstrated compliance with Listing Rule 5505 for initial listing on The Nasdaq Stock Market.

There is no assurance that this ruling provides us sufficient additional time to complete the Merger. In addition, there is no assurance that the SEC will declare our planned Form S-4 effective at all or in a timely manner, nor is there any assurance that the various conditions to the Merger Agreement will be satisfied at all or in a timely manner. In particular, there is no assurance that the financial statements required of Clearday will be provided in a timely manner or that they will be reasonably satisfactory to us.

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

In connection with the proposed transaction between STI and Clearday, the parties intend to file relevant materials with the SEC, including a STI registration statement on Form S-4 that will contain a combined proxy statement/prospectus/information statement. See “Subsequent Events” below.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was $1.2 million, all sold to purchasers having no affiliation with us. When the transactions were completed we continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with the of our intellectual property assets for that product and certain HTS patents. The proceeds from this series of transactions is expected to be sufficient, together with our other capital resources, for us to complete the Merger.

As a result of these sales, we no longer have the ability to resume HTS wire operations without significant new investments and restructured operations and a new HTS wire business plan, neither of which we currently intend to pursue, as we instead focus our efforts on completing the Merger.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $330.1 million. In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. In the three months ended March 28, 2020, we incurred a net loss of $1.1 million and had negative cash flows from operations of $1.5 million. At March 28, 2020, we had $1.8 million in cash and cash equivalents compared to $0.7 million in cash and cash equivalents as of December 31, 2019. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. From March 3, 2020 through March 16, 2020, 5,551,716 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $1.4 million. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a strategic investment financing which would allow us to pursue our current business plan to commercialize the Conductus wire platform, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2020 to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

In 2019, we undertook steps to reduce our ongoing operating costs and we raised net cash proceeds of $3.9 million from the sale of our common and preferred shares and warrants.

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock, (the “Second Reverse Stock Split”). As a result of the Second Reverse Stock Split, every ten shares of our pre-Second Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Second Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

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

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and all of the related amendments (“ASC 606”) and applied it to all contracts. The adoption ASC topic 606 has had no effect to our consolidated financial statements.

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

Leases

At contract inception, we determine if an arrangement is a lease. Operating leases are included in "Operating lease assets", "Current operating lease liabilities" and "Long term operating lease liabilities" on the condensed consolidated balance sheets. At March 31, 2020 all of our operating lease obligations had expired or were terminated. We have no finance leases. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. We had lease agreements with lease and non-lease components and had elected to account for the lease and non-lease components as separate components.

Operating lease assets and liabilities were recognized at January 1, 2019, based on the present value of the future minimum lease payments over the lease term. One of our leases contained rent escalation clauses that were factored into our determination of lease payments. Our leases did not provide an implicit rate; we used its incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. One of our operating leases contained a renewal option. The exercise of this option was at our discretion. Lease terms included options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net revenues. Shipping and handling fees associated with freight are generally included in cost of revenues.

Warranties

We offer warranties generally ranging from one to five years, depending on the product and negotiated terms of purchase agreements with our customers. Such warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer. An estimate by us for warranty related costs is recorded by us at the time of sale based on our actual historical product return rates and expected repair costs. Such costs have been within our expectations.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our March 28, 2020 net inventory value was $68,000, compared to a December 31, 2019 value of $263,000. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and expensed the remaining $190,000 of wire inventory. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and sold most of our production wire equipment for a gain of $510,000.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and sold many Conductus wire patents for no gain or loss and we also recognized a $134,000 impairment of other patents.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets at March 28, 2020 and none of our long-lived assets had book value.

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

No liabilities for uncertain tax positions were recorded in the current year. No interest or penalties on uncertain tax positions have been expensed to date. We are not under examination by any taxing authorities. Our federal statute of limitations for examination of us is open for 2016 and subsequent filings.

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

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $17.9 million of our $342.4 net operating loss carryforwards, which expire in the years 2020 through 2038, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended March 28, 2020 and March 30, 2019.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended March 28, 2020 and March 30, 2019, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	March 28, 2020	March 30, 2019
Cost of commercial product revenues	$1,000	$1,000
Research and development	2,000	3,000
Selling, general and administrative	18,000	20,000
Total stock-based compensation expense	$21,000	$24,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current liabilities according to their approximate fair value as of March 28, 2020.

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

On February 26, 2020, we entered into a definitive merger agreement Clearday a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday, with Clearday surviving and becoming a wholly-owned subsidiary of STI, which will then change its name to Clearday, Inc. See “Our Future Business” above for more information.

3. Stockholders' Equity

The following is a summary of stockholders’ equity transactions for the three months ended March 28, 2020:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2019	328,925	$-	17,731,893	$18,000	$330,458,000	$(328,973,000)	$1,503,000
Warrant exercises		-	5,551,716	5,000	1,383,000		1,388,000
Stock-based compensation					21,000		21,000
Net loss						(1,079,000)	(1,079,000)
Balance at March 28, 2020	328,925	$-	23,283,609	$23,000	$331,862,000	$(330,052,000)	$1,833,000

The following is a summary of stockholders’ equity transactions for the three months ended March 30, 2019:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2018	330,787	$-	3,270,609	$3,000	$326,486,000	$(319,744,000)	$6,745,000
Conversion of Series E preferred stock to common stock	(1,862)	-	532,000	1,000	(1,000)
Stock-based compensation					24,000		24,000
Net loss						(2,335,000)	(2,335,000)
Balance at March 30, 2019	328,925	$-	3,802,609	$4,000	$326,509,000	$(322,079,000)	$4,434,000

Stock Options

At March 28, 2020, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 28, 2020 or during the three months ended March 30, 2019.

The impact to the condensed consolidated statements of operations for the quarter ended March 28, 2020 on net loss was $20,000 and $0.00 on basic and diluted net loss per common share and for the quarter ended March 30, 2019 the impact was $21,000 and $0.01 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $59,000 and the weighted-average period over which the cost is expected to be recognized was 6 months at March 28, 2020.

The following is a summary of stock option transactions under our Stock Option Plans at March 28, 2020:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2019	137,256	$1.92 - $ 5,148	$25.20	74,507	$44.81
Granted	-		-
Exercised	-		-
Canceled	15,846	1.92 - 5,148	17.97	8,347	32.39
Balance at March 28, 2020	121,410	$1.92 - $4,716	$26.15	66,160	$46.38

The outstanding options expire on various dates through the end of October 2028. The weighted-average contractual term of options outstanding is 8.1 years and the weighted-average contractual term of stock options currently exercisable is 7.8 years. The exercise prices for these options range from $1.92 to $4,716 per share, for a total weight-average exercise price of $3.1 million. At March 28, 2020, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at March 28, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance nonvested at December 31, 2019	333	$10.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance nonvested at March 28, 2020	333	$10.50

The impact to the condensed consolidated statements of operations for the three months ended March 28, 2020 was $1,000 and $0.00 on basic and diluted net loss per common share and for the quarter ended March 30, 2019 the impact was $3,000 and $0.00 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $2,000 and the weighted-average period over which the cost is expected to be recognized was 4 months.

Warrants

The following is a summary of outstanding warrants at March 28, 2020:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date

(1)	Warrants related to March 2015 financing	10,209	10,209	$244.88	September 24, 2020
(2)	Warrants related to October 2015 financing	135,517	135,517	$60.00	October 14, 2020
(3)	Warrants related to October 2015 financing	9,034	9,034	$65.63	October 14, 2020
(4)	Warrants related to August 2016 financing	53,506	53,506	$30.00	February 2, 2022
(5)	Warrants related to August 2016 financing	4,994	4,994	$38.55	August 2, 2021
(6)	Warrants related to December 2016 financing	685,667	685,667	$20.00	December 14, 2021
(7)	Warrants related to March 2018 financing	158,100	158,100	$11.40	September 9, 2023
(8)	Warrants related to March 2018 financing	11,067	11,067	$15.80	March 6, 2023
(9)	Warrants related to July 2018 financing	2,571,429	2,571,429	$3.50	July 25, 2023
(10)	Warrants related to July 2018 financing	154,286	154,286	$4.38	July 25, 2023
(11)	Warrants related to May 2019 financing	119,000	119,000	$1.25	May 23, 2024
(12)	Warrants related to October 2019 financing	5,887,000	5,887,000	$0.25	October 10, 2024
(13)	Warrants related to October 2019 financing	828,380	-	$0.31	October 8, 2024

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

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	March 28, 2020	March 30, 2019

Outstanding stock options	121,410	140,323
Unvested restricted stock awards	333	1,667
Outstanding warrants	10,628,190	3,796,849
Total	10,749,933	3,938,839

 Also, the preferred stock convertible into 1,827 shares of common stock was not included since its impact would be anti-dilutive.

5. Commitments and Contingencies

Operating Leases

We leased our offices and production facility under a non-cancelable operating lease in Austin, Texas that expired in March 2020. The lease contained minimum rent escalation clauses that require additional rental amounts after the first year. This lease contained one five-year renewal option. We leased certain other, less significant, vehicles and equipment. Our operating lease expense was recognized on a straight line basis over the lease terms.

For the three months ended March 28, 2020, operating lease expense was $143,000.

As of March 28, 2020 we had no remaining operating lease obligations.

Patents and Licenses

We have entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Our minimum license obligations were $10,000 per year through 2025. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminated at various times from 2020 to 2025. Royalty expense totaled $11,000 and $11,000 for the three months ended March 28, 2020 and March 30, 2019, respectively. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and do not expect to incur addition royalty expense in the future. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	March 28, 2020	December 31, 2019
Accounts receivable:
Accounts receivable-government contracts	$468,000	$347,000
Less: allowance for doubtful accounts	-	(3,000)
	$468,000	$344,000

	March 28, 2020	December 31, 2019
Inventories:
Raw materials	$-	$152,000
Work In Process	68,000	111,000
	$68,000	$263,000

	March 28, 2020	December 31, 2019
Property and Equipment:
Equipment	$316,000	$11,911,000
Leasehold improvements	-	1,065,000
Furniture and fixtures	-	205,000
	-	13,181,000
Less: accumulated depreciation and amortization	316,000	(12,948,000)
	$-	$233,000
Depreciation expense amounted to $27,000 and $224,000 for the three month periods ended March 28, 2020 and March 30, 2019, respectively.
	March 28, 2020	December 31, 2019
Patents and Licenses:
Patents pending	$-	$-
Patents issued	278,000	1,712,000
Less accumulated amortization	(278,000)	(1,071,000)
Net patents issued	-	641,000
	$-	$641,000

Amortization expense related to these items totaled $11,000 for each of the three month periods ended March 28, 2020 and March 30, 2019.  No amortization expense is expected for the remainder of 2020, 2021 and 2022.

	March 28, 2020	December 31, 2019
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$23,000	$23,000
Compensated absences	123,000	211,000
Compensation related	1,000	4,000
Warranty reserve	-	8,000
Operating lease	-	152,000
Other	6,000	54,000
	153,000	452,000
Less current portion	(153,000)	(440,000)
Long term portion	$-	$12,000

	For the three months ended,
	March 28, 2020	March 30, 2019
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000
Additions	-	-
Deductions	8,000	-
Ending balance	$-	$8,000

6. Subsequent Events

On April 1, 2020, the Company received notice that the Nasdaq Hearings Panel had determined to grant the Company’s request for continued listing in light of the Company’s planned merger with Clearday. The extension is subject to the following conditions: on or before April 10, 2020, the Company shall advise the Panel of the status of the Form S-4 registration statement it anticipates filing with the SEC. The Company will also by that date advise the Panel as to the status of the Change of Control Listing Application it plans to file with Nasdaq; on or about June 30, 2020, the Company shall have obtained shareholder approval for the merger with Clearday and; on or about July 6, 2020, the merger with Clearday will have been completed and the new entity will have demonstrated compliance with Listing Rule 5505 for initial listing on The Nasdaq Stock Market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Please see “Our Future Business” above regarding material information and updates that in many material respects superseded and modify the following general business description.

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

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We will maintain operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire and ceasing work on our DOE contract mentioned above. The plan also included a 70% employee workforce reduction.

On February 26, 2020, we entered into a definitive merger agreement (with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services (the”Merger Agreement”), whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday the “Merger”).

Results of Operations

Quarter Ended March 28, 2020 compared to the Quarter Ended March 30, 2019

We had $184,000 of revenue in the first quarter 2020. Total revenues increased from $0 in the first quarter of 2019 to $184,000 in the first quarter of 2020. As noted above in “Our Future Business” we ceased work on additional manufacturing of our HTS Conductus® wire. We also ceased work on the second phase of our DOE contract after January 2020. In the first quarter of 2020, there was $174,000 government contract revenues compared to no government contract revenues in the first quarter of 2019. There were $10,000 of commercial product revenues in the first quarter of 2020 compared to no commercial revenue in the first quarter of 2019. Commercial product revenues and government contract revenues are expected to remain near zero as we pursue our announced merger agreement.

Cost of revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of revenues decreased to $190,000 in the first quarter of 2020 compared to $870,000 for the first quarter of 2019, a decrease of $680,000 or 78%. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	For the quarters ended
	March 28, 2020	March 30, 2019
	(Dollars in thousands)
Commercial product revenues	$10	$-
Cost of commercial product revenues	190	870
Gross loss	$(180)	$(870)

We had a gross loss of $180,000 in the first quarter of 2020 from manufacturing of our commercial products compared to a gross loss of $870,000 in the first quarter of 2019. We experienced a gross loss in the first quarter of 2020 due to: our preproduction manufacturing efforts to bring our Conductus wire to market and; few sales to cover our overhead. Our first quarter 2020 gross loss decreased due to our discontinued efforts to produce Conductus wire.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and began work on this government contract. Our goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Funding for the second phase of this contact had been delayed until late 2019. Therefore, our first quarter 2020 government contract revenues were $174,000 and cost of government contract revenues was $71,000, compared to no government contract revenue in the first quarter of 2019.

Research and development expenses related to development of new Conductus wire products and new wire products manufacturing processes. Total expenses totaled $178,000 and $625,000, respectively, in the first quarters of 2020 and 2019. Our 2020 expenses were lower compared to 2019 as we ceased these efforts at the end of January 2020 when we stopped work on our Conductus wire.

Selling, general and administrative expenses were $825,000 and $861,000, respectively, in the first quarters of 2020 and 2019. These expenses were lower in the first quarter of 2020 compared with the first quarter of 2019 principally due previously announced a cost reduction plan.

Other income of $1,000 and $27,000 in the first quarters of 2020 and 2019, respectively, was from interest income.

We had a net loss of $1.1 million and $2.3 million for quarters ended March 28, 2020 and March 30, 2019, respectively. The net loss available to common stockholders totaled $0.06 per common share in the first quarter of 2020, compared to a net loss of $0.70 per common share in the first quarter of 2019. The per share loss in 2020 is lower due our cost reduction plan and the increased number of common shares outstanding at March 28, 2020 compared to March 30, 2019.

Liquidity and Capital Resources

Cash Flow Analysis

As of March 28, 2020, we had working capital of $1,833,000, including $1,843,000 in cash and cash equivalents, compared to working capital of $429,000 at December 31, 2019, which included $713,000 in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $1.1 million from $0.7 million, at December 31, 2019 to $1.8 million at March 28, 2020.

Cash used in operations totaled $1.5 million in the first quarter of 2020. We used $1.2 million to fund the cash portion of our net loss with $0.3 million used by changes in our working capital.

We had a gain of $510,000 from the sale of most of our wire manufacturing equipment in the quarter ended March 28, 2020.

We determined that certain of our patents were impaired in the quarter ended March 28, 2020 and wrote-down $134,000.

We also determined that certain of our inventory was obsolete in the quarter ended March 28, 2020 and wrote-down $190,000.

In the first quarter of 2020, 5,551,716 of warrants were exercised, providing us with proceeds of $1.4 million.

Contractual Obligations and Commercial Commitments

We leased all of our properties. All of our leases expired or were terminated in March 2020. We continue to rent certain properties month to month. All of our operations were located in Austin, Texas.

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Capital Expenditures

We made no investments for fixed assets in the first quarter of 2020 and we do not expect to make capital expenditures during the remainder of 2020.

Future Liquidity

For the quarter ended March 28, 2020, we incurred a net loss of $1.1 million and had negative cash flows from operations of $1.5 million. In the full 2019 year, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million.

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

On February 26, 2020, STI, AIU Special Merger Company, Inc., a Delaware corporation and wholly-owned subsidiary of STI (“Merger Sub”), and Clearday, entered into the Merger Agreement , pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Clearday, with Clearday continuing as a wholly-owned subsidiary of STI, and STI would amend its certificate to effect a reverse stock split of its shares of common stock, par value $0.001 per share (“STI Common Stock”) and change its name to Clearday, Inc. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and has been approved by the boards of directors of STI and Clearday, respectively.

From March 3, 2020 through March 16, 2020, 5,551,716 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $1.4 million.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was $1.2 million, all sold to purchasers having no affiliation with us. When the transactions completed, we continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with intellectual property assets. The proceeds from this series of transactions is expected to be sufficient, together with our other capital resources, for us to complete the Merger, although the Merger is still subject to various material conditions and contingencies.

Our independent registered public accounting firm has included in their audit reports for 2018 through 2019 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern.

Net Operating Loss Carryforward

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $17.9 million of our $342.4 million net operating loss carryforwards, of which $325 million expire in the years 2020 through 2038, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets.  Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies.  These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect.  As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material.  Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have not made any material changes to our other policies.

Backlog

Our commercial backlog consists of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at March 28, 2020 and at December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at March 28, 2020 compared with our market risk exposure on December 31, 2019.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020. In addition:

Our Merger with Allied Integral United may be put at risk for delays in obtaining their financial statements.

Allied Integral United is required to deliver audited financial statements to us as part of the Merger. As of the date of this Quarterly Report on Form 10-Q such financial statements have not been delivered. The delay in delivering such financial statements will make it more challenging to achieve the timeline needed for compliance with the Nasdaq Hearings Panel required schedule of milestones needed to retain our Nasdaq listing, as disclosed elsewhere in this filing. If such financials are not delivered with enough time to complete the SEC registration process, or if such financials are not reasonably acceptable to us, the Merger may be subject to risk of termination, and the Company subject to delisting from Nasdaq, either of which could have a material adverse effect on us. We are discussing the material terms of an alternative arrangement with Allied Integral United designed to provide us the ability to comply with the Nasdaq listing requirements, however, no commitments have been made and no assurance exists that any such alternative arrangement acceptable to us, Allied Integral United or Nasdaq can be negotiated.

The COVID-19 pandemic has disrupted our operations and could have a material adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted our operations and could affect our business, as government authorities impose mandatory closures, work-from-home orders and social distancing protocols or impose other restrictions that could materially adversely affect our business. We have experienced, and may experience in the future, temporary business disruptions while awaiting appropriate government approvals in certain jurisdictions. There may also be long-term effects if the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.

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

-------------------------------------------------

*             Filed herewith.

**           Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 4, 2020	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer

