Form 10-Q
period 2020-06-27
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2020-08-11
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

We had 31,517,833 shares of our common stock outstanding as of the close of business on August 7, 2020.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 27, 2020

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•

our planned merger with Allied Integral United, Inc. is subject to various uncertainties and risks and to conditions that have not yet been satisfied and there is no assurance the merger will be consummated;

•	if we fail to complete our merger with Allied Integral United, Inc. we will have limited business options available as we have sold significant portions of our operating assets;

•	our limited cash and a history of losses;

•

our need to raise additional capital or complete a strategic alternative for the company. If we are unable to raise capital our ability to implement our current strategic plan and ultimately our viability as a company could be adversely affected;

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers; and

•

we still have not cured our bid-price deficiency on Nasdaq and there is no assurance we will be successful in doing so and if we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Commercial product revenues	—	—	10,000	—
Government contract revenues	—	—	174,000	—

Total revenues	—	—	184,000	—

Costs and expenses:
Cost of commercial product revenues	—	876,000	190,000	1,746,000
Cost of government contract revenues	—	10,000	71,000	17,000
Research and development	—	628,000	178,000	1,253,000
Selling, general and administrative	745,000	1,094,000	1,570,000	1,955,000

Total costs and expenses	745,000	2,608,000	2,009,000	4,971,000

Loss from operations	(745,000)	(2,608,000)	(1,825,000)	(4,971,000)
Other income and expense:
Other income	1,000	17,000	2,000	45,000

Net loss	$(744,000)	$(2,591,000)	$(1,823,000)	$(4,926,000)

Basic and diluted net loss per common share	$(0.03)	$(0.57)	$(0.09)	$(1.25)

Basic and diluted weighted average number of common shares outstanding	24,688,681	4,510,832	22,026,122	3,926,287

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2020	December 31, 2019
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,382,000	$713,000
Accounts receivable, net	—	344,000
Inventories, net	68,000	263,000
Prepaid expenses and other current assets	338,000	76,000

Total Current Assets	2,788,000	1,396,000
Property and equipment, net	—	233,000
Patents, licenses and purchased technology, net	—	641,000
Operating lease assets	—	152,000
Other assets	—	60,000

Total Assets	$2,788,000	$2,482,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$468,000	$527,000
Accrued expenses	120,000	292,000
Current operating lease liabilities	—	148,000

Total Current Liabilities	588,000	967,000
Long term operating lease liabilities	—	4,000
Other long term liabilities	—	8,000

Total Liabilities	588,000	979,000

Commitments and Contingencies (Notes 5 and 6)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 27,509,549 and 17,731,893 shares issued and outstanding, respectively	28,000	18,000
Capital in excess of par value	332,968,000	330,458,000
Accumulated deficit	(330,796,000)	(328,973,000)

Total Stockholders’ Equity	2,200,000	1,503,000

Total Liabilities and Stockholders’ Equity	$2,788,000	$2,482,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2019 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,823,000)	$(4,926,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,000	469,000
Stock-based compensation expense	43,000	47,000
Gain from the sale of patents, property and equipment	(510,000)	—
Write-down of intangibles	134,000	—
Obsolete inventory	190,000	—
Changes in assets and liabilities:
Accounts receivable	344,000	—
Inventories	5,000	(29,000)
Prepaid expenses and other current assets	(242,000)	(153,000)
Accounts payable, accrued expenses and other current liabilities	(209,000)	23,000

Net cash used in operating activities	(2,030,000)	(4,569,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of patents, property and equipment	1,222,000	—

Net cash used in investing activities	1,222,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	1,421,000
Net proceeds from the exercise of warrants	2,477,000	—

Net cash provided by financing activities	2,477,000	1,421,000

Net increase (decrease) in cash and cash equivalents	1,669,000	(3,148,000)
Cash and cash equivalents at beginning of period	713,000	5,616,000

Cash and cash equivalents at end of period	$2,382,000	$2,468,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Please see “Our Future Business” below regarding material information and updates to the following general business description.

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

Our Future Business

On February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services (as amended, the “Merger Agreement”), whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday (the “Merger”).

On May 12, 2020, the Merger Agreement was amended by the parties to (i) add a covenant that the parties shall use their commercially reasonable efforts to cause STI to at all times remain listed on the Nasdaq Capital Market (or higher tier) and that if STI ceases to be listed on the Nasdaq Capital Market then the parties shall (including after the closing of the Merger) use their commercially reasonable efforts to cause STI to become listed on either the Nasdaq Capital Market or the NYSE MKT as promptly as reasonably possible, (ii) remove the conditions to closing the Merger that Nasdaq must determine that all listing deficiencies have been cured and determine to approve the listing of STI’s common stock on the Nasdaq and remove any other provisions in the Merger Agreement of like effect, (iii) extend the “outside date” for the Merger to close until the close of business on September 21, 2020 and (iv) require a customary tax representation letter from STI as a closing condition.

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

On April 1, 2020, the Company received notice that the Nasdaq Hearings Panel had determined to grant the Company’s request for continued listing in light of the Company’s planned merger with Clearday. The extension was subject to several conditions.

On June 30, 2020, the Company and a wholly-owned subsidiary of Clearday (“Clearday Sub”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), which was consummated on July 6, 2020, pursuant to which STI issued four million (4,000,000) shares of STI Common Stock (without any warrants) in exchange for a preferred equity interest in real estate (described in the related Current Report on Form 8-K) that the Company values at $1.6 million, implying a purchase price of $0.40 per share.

On July 22, 2020, as a result of the increase to the Company’s equity from the aforementioned preferred stock transaction, the Nasdaq Hearings Panel confirmed that we had regained compliance with the equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”).

Separately from compliance with the Equity Rule, we will still be required to evidence compliance with the bid price requirement in Nasdaq Listing Rule 5550(a)(2) (the “Price Rule”) no later than September 18, 2020. Absent additional relief from Nasdaq, failure to regain and evidence compliance with the Price Rule in a timely manner will result in our delisting from Nasdaq.

We intend to satisfy the Price Rule by taking appropriate action as needed, including through completion of a reverse stock split and/or as a result of completion of the previously announced and pending merger with Allied Integral United, Inc. (a/k/a Clearday), although there is no certainty that either of such actions will be completed in a timely manner or otherwise.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $330.8 million. In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. In the six months ended June 27, 2020, we incurred a net loss of $1.8 million and had negative cash flows from operations of $2.0 million. At June 27, 2020, we had $2.4 million in cash and cash equivalents compared to $0.7 million in cash and cash equivalents as of December 31, 2019. In the six months ended June 27, 2020, 9,777,656 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $2.5 million. Our cash resources may not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a strategic investment financing which would allow us to pursue our current business plan, a business combination such as our merger with Clearday, or a sale of STI, we may need to raise additional capital during this fiscal year ending December 31, 2020 to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

In 2019, we undertook steps to reduce our ongoing operating costs and we raised net cash proceeds of $3.9 million from the sale of our common and preferred shares and warrants.

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock (the “Second Reverse Stock Split”). As a result of the Second Reverse Stock Split, every ten shares of our pre-Second Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Second Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

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

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and all of the related amendments (“ASC 606”) and applied it to all contracts. The adoption of ASC 606 has had no effect to our consolidated financial statements.

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

Leases

At contract inception, we determine if an arrangement is a lease. Operating leases are included in “Operating lease assets”, “Current operating lease liabilities” and “Long term operating lease liabilities” on the condensed consolidated balance sheets. At March 31, 2020 all of our operating lease obligations had expired or were terminated. We have no finance leases. Leases with an initial term of 12 months or less were not recorded on the condensed consolidated balance sheets. Operating lease expense was recognized on a straight-line basis over the lease term. We had lease agreements with lease and non-lease components and had elected to account for the lease and non-lease components as separate components.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our June 27, 2020 net inventory value was $68,000, compared to a December 31, 2019 value of $263,000. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and expensed the remaining $190,000 of wire inventory. There were no additional inventory adjustments in the three month period ending June 27, 2020. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and sold most of our production wire equipment for a gain of $510,000. There was no additional gain or loss in the three month period ending June 27, 2020.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and sold many Conductus wire patents for no gain or loss and we also recognized a $134,000 impairment of other patents. There was no additional gain or loss in the three month period ending June 27, 2020.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets at June 27, 2020 and none of our long-lived assets had book value.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six months ended June 27, 2020 and June 29, 2019.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended June 27, 2020 and June 29, 2019, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of revenue	$1,000	$1,000	$2,000	$2,000
Research and development	2,000	2,000	4,000	5,000
Selling, general and administrative	19,000	20,000	37,000	40,000

Total stock-based compensation expense	$22,000	$23,000	$43,000	$47,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents and other current liabilities as of June 27, 2020 approximate fair value.

Comprehensive Income

We have no items of other comprehensive income in any period and consequently have not included a Statement of Comprehensive Income.

Segment Information

We have historically operated in a single business segment: the research, development, manufacture and marketing of high performance products used in cellular base stations. We derived net commercial product revenues primarily from the sales of our AmpLink and SuperPlex products which we sold directly to wireless network operators in the United States. Net revenues derived principally from government contracts are presented separately on the consolidated statements of operations for all periods presented. As discussed in this Report, we no longer have the ability to resume HTS wire operations without significant new investments and restructured operations and a new HTS wire business plan, neither of which we currently intend to pursue, as we instead focus our efforts on completing the Merger.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three and six months ended June 27, 2020:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at March 28, 2020	328,925	$—	23,283,609	$23,000	$331,862,000	$(330,052,000)	$1,833,000
Warrant exercises			4,225,940	5,000	1,084,000		1,089,000
Stock-based compensation					22,000		22,000
Net loss						(744,000)	(744,000)

Balance at June 27, 2020	328,925	$—	27,509,549	$28,000	$332,968,000	$(330,796,000)	$2,200,000

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2019	328,925	$—	17,731,893	$18,000	$330,458,000	$(328,973,000)	$1,503,000
Warrant exercises			9,777,656	10,000	2,467,000		2,477,000
Stock-based compensation					43,000		43,000
Net loss						(1,823,000)	(1,823,000)

Balance at June 27, 2020	328,925	$—	27,509,549	$28,000	$332,968,000	$(330,796,000)	$2,200,000

The following is a summary of stockholders’ equity transactions for the three and six months ended June 29, 2019:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at March 30, 2019	328,925	$—	3,802,609	$4,000	$326,509,000	$(322,079,000)	$4,434,000
Issuance of common stock (net of costs)			1,700,000	2,000	1,419,000		1,421,000
Stock-based compensation					23,000		23,000
Net loss						(2,591,000)	(2,591,000)

Balance at June 29, 2019	328,925	$—	5,502,609	$6,000	$327,951,000	$(324,670,000)	$3,287,000

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2018	330,787	$—	3,270,609	$3,000	$326,486,000	$(319,744,000)	$6,745,000
Conversion of Series E preferred stock to common stock	(1,862)	—	532,000	1,000	(1,000)		—
Issuance of common stock (net of costs)			1,700,000	2,000	1,419,000		1,421,000
Stock-based compensation					47,000		47,000
Net loss						(4,926,000)	(4,926,000)

Balance at June 29, 2019	328,925	$—	5,502,609	$6,000	$327,951,000	$(324,670,000)	$3,287,000

Stock Options

At June 27, 2020, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and six months ended June 27, 2020 or during the three and six months ended June 29, 2019.

The impact to the condensed consolidated statements of operations for the three and six months ended June 27, 2020 on net loss was $22,000 and $43,000 and $0.00 and $0.00 on basic and diluted net loss per common share, respectively, compared to $21,000 and $42,000 and $0.01 and $0.01 on basic and diluted net loss per common share for the three and six months ended June 29, 2019. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $38,000 and the weighted-average period over which the cost is expected to be recognized was 4 months at June 27, 2020.

The following is a summary of stock option transactions under our Stock Option Plans at June 27, 2020:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2019	137,256	$1.92 - $ 5,148	$25.20	74,507	$44.81

Granted	—
Exercised	—
Canceled	58,581	$1.92 - $ 5,148	21.66	31,582	38.53

Balance at June 27, 2020	78,675	$1.92 - $ 4,716	$27.84	42,925	$49.43

The outstanding options expire on various dates through the end of October 2028. The weighted-average contractual term of options outstanding is 8.2 years and the weighted-average contractual term of stock options currently exercisable is 7.9 years. The exercise prices for these options range from $1.92 to $4,716 per share, for an aggregate exercise price of $2.2 million. At June 27, 2020, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at June 27, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2019	333	$10.50
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance nonvested at June 27, 2020	333	$10.50

The impact to the condensed consolidated statements of operations for the three and six months ended June 27, 2020 was $1,000 and $2,000 and $0.00 and $0.00, respectively, and $3,000 and $5,000 and $0.00 and $0.00 on basic and diluted net loss per common share for the three and six months ended June 29, 2019, respectively. No stock compensation cost was capitalized during the period. The total compensation cost related to nonvested awards not yet recognized was $1,000 and the weighted-average period over which the cost is expected to be recognized was 3 months.

Warrants

The following is a summary of outstanding warrants at June 27, 2020:

		Common Shares
		Total	Currently Exercisable	Price per Share	Expiration Date
(1)	Warrants related to March 2015 financing	10,209	10,209	$244.88	September 24, 2020
(2)	Warrants related to October 2015 financing	135,517	135,517	$60.00	October 14, 2020
(3)	Warrants related to October 2015 financing	9,034	9,034	$65.63	October 14, 2020
(4)	Warrants related to August 2016 financing	53,506	53,506	$30.00	February 2, 2022
(5)	Warrants related to August 2016 financing	4,994	4,994	$38.55	August 2, 2021
(6)	Warrants related to December 2016 financing	685,667	685,667	$20.00	December 14, 2021
(7)	Warrants related to March 2018 financing	158,100	158,100	$11.40	September 9, 2023
(8)	Warrants related to March 2018 financing	11,067	11,067	$15.80	March 6, 2023
(9)	Warrants related to July 2018 financing	2,571,429	2,571,429	$3.50	July 25, 2023
(10)	Warrants related to July 2018 financing	154,286	154,286	$4.38	July 25, 2023
(11)	Warrants related to May 2019 financing	119,000	119,000	$1.25	May 23, 2024
(12)	Warrants related to October 2019 financing	2,172,000	2,172,000	$0.25	October 10, 2024
(13)	Warrants related to October 2019 financing	317,440	317,440	$0.31	October 8, 2024

On October 10, 2019 we completed a public offering of an aggregate of 11,834,000 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 11,834,000 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $0.25 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The placement agent received warrants to purchase 828,380 shares of common stock, at an exercise price of $0.3125 that will expire October 8, 2024 and are subject to a six month lock-up. In the quarter ended December 31, 2019, 395,284 of these warrants were exercised, providing us with proceeds of $99,000. For the three and six months ended June 27, 2020, 4,225,940 and 9,777,656, respectively, of these warrants were exercised, providing us with proceeds of $1.1 million and $2.5 million, respectively.

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

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	June 27, 2020	June 29, 2019
Outstanding stock options	78,675	140,323
Unvested restricted stock awards	333	1,667
Outstanding warrants	6,402,250	3,914,136

Total	6,481,258	4,056,126

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

For the three and six months ended June 27, 2020, operating lease expense was $0 and $143,000.

As of March 28, 2020 we had no remaining operating lease obligations.

Patents and Licenses

We had entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contained provisions for the payment of guaranteed or minimum royalty amounts. Our minimum license obligations were $10,000 per year through 2025. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminated at various times from 2020 to 2025. Royalty expense totaled $0 and $11,000 and $10,000 and $10,000, respectively, for the three and six months ended June 27, 2020 and June 29, 2019. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and have not incurred addition royalty expense. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	June 27, 2020	December 31, 2019
Accounts receivable:
Accounts receivable-commercial products	$—	$347,000
Less: allowance for doubtful accounts	—	(3,000)

	$—	$344,000

	June 27, 2020	December 31, 2019
Inventories:
Raw materials	$—	$152,000
Work In Process	68,000	111,000

	$68,000	$263,000

	June 27, 2020	December 31, 2019
Property and Equipment:
Equipment	$316,000	$11,911,000
Leasehold improvements	—	1,065,000
Furniture and fixtures	—	205,000

	316,000	13,181,000
Less: accumulated depreciation and amortization	(316,000)	(12,948,000)

	$—	$233,000

Depreciation expense amounted to $0 and $224,000, respectively, for the three and six month periods ended June 27, 2020 and $224,000 and $447,000, respectively, for the three and six months ended June 29, 2019.

	June 27, 2020	December 31, 2019
Patents and Licenses:
Patents pending	$—	$—
Patents issued	278,000	1,712,000
Less accumulated amortization	(278,000)	(1,071,000)

Net patents issued	—	641,000

	$—	$641,000

Amortization expense related to these items totaled $0 and $11,000, respectively, for the three and six months ended June 27, 2020 and $11,000 and $22,000, respectively, for the three and six months ended June 29, 2019. No amortization expense is expected for the remainder of 2020, 2021 and 2022.

	June 27, 2020	December 31, 2019
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$30,000	$23,000
Compensated absences	90,000	211,000
Compensation related	—	4,000
Warranty reserve	—	8,000
Operating lease	—	152,000
Other	—	54,000

	120,000	452,000
Less current portion	(120,000)	(440,000)

Long term portion	$—	$12,000

	For the six months ended,
	June 27, 2020	June 29, 2019
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000
Additions	—	—
Deductions	8,000	—

Ending balance	$—	$8,000

8. Subsequent Events

We entered into a Securities Purchase Agreement, which was consummated on July 6, 2020, pursuant to which we issued 4,000,000 shares of our common stock in exchange for a preferred equity interest in real estate we value at $1.6 million, implying a purchase price of $0.40 per share. We determined the valuation of the real estate based on the fact it was acquired by Clearday in an arm’s-length all-cash purchase in November 2019 and a recent broker’s price report.

On July 22, 2020, as a result of the increase to our stockholders equity from this preferred stock transaction in the amount of $1.6 million, which occurred after the end of the second fiscal quarter and therefore is not reflected on the balance sheets contained in this Quarterly Report on Form 10-Q, the Nasdaq Hearings Panel confirmed that we had regained compliance with the equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”).

Separately from compliance with the Equity Rule, we will still be required to evidence compliance with the bid price requirement in Nasdaq Listing Rule 5550(a)(2) (the “Price Rule”) no later than September 18, 2020. Absent additional relief from Nasdaq, failure to regain and evidence compliance with the Price Rule in a timely manner will result in our delisting from Nasdaq.

We intend to satisfy the Price Rule by taking appropriate action as needed, including through completion of a reverse stock split and/or as a result of completion of the previously announced and pending merger with Allied Integral United, Inc. (a/k/a Clearday), although there is no certainty that either of such actions will be completed in a timely manner or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Please see “Our Future Business” above regarding material information and updates to the information in this section.

Results of Operations

Three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019

We had $0 and $184,000 of revenues in the three and six months ended June 27, 2020 compared with no revenues in the three and six months ended June 29, 2019. As noted above in “Our Future Business” we ceased work on additional manufacturing of our HTS Conductus® wire. We also ceased work on the second phase of our DOE contract after January 2020. In the three and six months ended June 27, 2020, there was $0 and $174,000 government contract revenues compared to no government contract revenues in the three and six months ended June 29, 2019. There were $0 and $10,000 of commercial product revenues in the three and six months ended June 27, 2020, compared to no commercial revenue in the three and six months ended June 29, 2019. Commercial product revenues and government contract revenues are expected to remain near zero as we pursue our announced merger agreement.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. These cost decreased to $0 in the second quarter of 2020 compared to $876,000 for the second quarter of 2019. The cost of commercial product revenues decreased by $1,556,000, or 89%, to $190,000 in the first six months of 2020 from $1,746,000 in the same period of 2019. These costs included both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	Three months ended		Six months ended
Dollars in thousands	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Commercial product revenues	$—	$0	$10	$0
Cost of commercial product revenues	—	876	190	1,746

Gross loss	$—	$(876)	$(180)	$(1,746)

We had no gross loss in the three months ended June 27, 2020 from the sale of our commercial products compared to a gross loss of $876,000 in the three months ended June 29, 2019. We experienced a gross loss in the six months ended June 27, 2020 and in the first six months of 2019 due to: our increased preproduction manufacturing efforts to bring our Conductus wire to market and; no significant revenue to cover our overhead. In the three and six months ended June 27, 2020 our gross loss decreased due to our discontinued efforts to produce Conductus wire.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and began work on this government contract. Our goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Funding for the second phase of this contact had been delayed until late 2019. We also ceased work on the second phase of our DOE contract after January 2020. Therefore, in the three and six months ended June 27, 2020 our government contract revenues were $0 and $174,000, and cost of government contract revenues were $0 and $71,000, respectively, compared to no government contract revenue in the three and six months ended June 29, 2019.

Research and development expenses relate to the development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0 and $178,000, respectively, in the three and six months ended June 27, 2020 compared to $628,000 and $1,253,000, respectively, in the three and six months ended June 29, 2019. Our 2020 expenses were lower compared to 2019 as we ceased these efforts at the end of January 2020 when we stopped work on our Conductus wire.

Selling, general and administrative expenses totaled $0.7 million, and $1.6 million, respectively, in the three and six months ended June 27, 2020 compared to $1.1 million and $2.0 million, respectively, in the three and six months ended June 29, 2019. These expenses were lower in 2020 compared to 2019 principally due to a previously announced cost reduction plan.

Other income of $1,000 and $17,000 for the three months ended June 27, 2020 and June 29, 2019, respectively, and other income of $2,000 and $45,000 for the six months ended June 27, 2020 and June 29, 2019, respectively, was from interest income.

We had a net loss of $0.7 million and $2.6 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The net loss available to common stockholders totaled $0.03 per common share in the three months ended June 27, 2020, compared to a net loss of $0.57 per common share in the three months ended June 29, 2019. For the six months ended June 27, 2020 our net loss totaled $1.8 million compared to a net loss of $4.9 million for the six months ended June 29, 2019. The net loss available to common stockholders totaled $0.09 per common share in the six months ended June 27, 2020, compared to $1.25 per common share in the six months ended June 29, 2019. The per share loss in 2020 is lower due our ceased operations, our cost reduction plan and the increased number of common shares outstanding at June 27, 2020 compared to June 29, 2019.

Liquidity and Capital Resources

Cash Flow Analysis

As of June 27, 2020, we had working capital of $2.2 million, including $2.4 million in cash and cash equivalents, compared to working capital of $0.4 million at December 31, 2019, which included $0.7 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $1.7 million from $0.7 million, at December 31, 2019 to $2.4 million at June 27, 2020.

Cash used in operations totaled $2.0 million in the first six months of 2020. We used $2.0 million to fund the cash portion of our net loss with minor changes in our working capital.

We had a gain of $510,000 from the sale of most of our wire manufacturing equipment in the quarter ended March 28, 2020, with no additional sales in the second quarter of 2020.

We determined that certain of our patents were impaired in the quarter ended March 28, 2020 and wrote-down $134,000, with no additional write-down in the second quarter of 2020.

We also determined that certain of our inventory was obsolete in the quarter ended March 28, 2020 and wrote-down $190,000, with no additional write-down in the second quarter of 2020.

In the three and six months ended June 27, 2020, 4,225,940 and 9,777,656, respectively, of warrants were exercised, providing us with proceeds of $1.1 million and $2.5 million, respectively.

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

Capital Expenditures

We made no investments for fixed assets in the first half of 2020 and we do not expect to make capital expenditures during the remainder of 2020.

Future Liquidity

For the first six months of 2020, we incurred a net loss of $1.8 million and had negative cash flows from operations of $2.0 million. In the full 2019 year, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million.

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

On February 26, 2020, STI, AIU Special Merger Company, Inc., a Delaware corporation and wholly-owned subsidiary of STI (“Merger Sub”), and Clearday, entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Clearday, with Clearday continuing as a wholly-owned subsidiary of STI, and STI would amend its certificate to effect a reverse stock split of its shares of common stock, par value $0.001 per share (“STI Common Stock”) and change its name to Clearday, Inc. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and has been approved by the boards of directors of STI and Clearday, respectively. There is no assurance the Merger will be completed.

In the three and six months ended June 27, 2020, 4,225,940 and 9,777,656, respectively, of warrants were exercised, providing us with proceeds of $1.1 million and $2.5 million, respectively

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was $1.2 million, all sold to purchasers having no affiliation with us. When the transactions completed, we continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with intellectual property assets. The proceeds from this series of transactions is expected to be sufficient, together with our other capital resources, for us to complete the Merger, although the Merger is still subject to various material conditions and contingencies.

On June 30, 2020, subsequent to the date of this report, we entered into a Securities Purchase Agreement, which was consummated on July 6, 2020, pursuant to which we issued 4,000,000 shares of our common stock in exchange for a preferred equity interest in real estate we value at $1.6 million, implying a purchase price of $0.40 per share. We determined the valuation of the real estate based on the fact it was acquired by Clearday in an arm’s-length all-cash purchase in November 2019 and a recent broker’s price report.

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

Backlog

Our commercial backlog consisted of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at June 27, 2020 and at December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at June 27, 2020 compared with our market risk exposure on December 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Merger with Allied Integral United may be put at risk for delays in obtaining their financial statements. Our Nasdaq listing may be put at risk due to the need to complete a reverse split. There is limited information about Allied Integral United.

Allied Integral United is required to deliver audited financial statements to us as part of the Merger. As of the date of this Quarterly Report on Form 10-Q such financial statements have not been delivered. Given these delays, we have concluded that the Merger is unlikely to be completed prior to September 18, 2020, the date by which our bid-price deficiency with Nasdaq must be cured, and therefore, we need to seek stockholders approval for a reverse split to increase our stock price in order to satisfy the Nasdaq’s bid price rule by such date. There is no assurance our stockholders will approve a reverse split or that, if approved, the approval will be timely to satisfy the Nasdaq requirements, either of which would likely result in our delisting from Nasdaq. A delisting from Nasdaq would likely be materially adverse to our stock price and liquidity. Even if we timely complete the proposed reverse split, the financial statements of Allied Integral United must be reasonably satisfactory to us and must be delivered before a September 21, 2020 “drop dead” date. If such financials are not delivered to us in a timely manner, or if such financials are not reasonably acceptable to us, the Merger may be subject to risk of termination, and the Company would have to make alternative plans for its future operations, which may be inferior to the Merger or which may impose material costs on us, and/or which may be inadequate to maintain continued listing on Nasdaq. These outcomes could have a material adverse effect on us.

Until audited and interim financial statements and other material business information about Allied Integral United is made publicly available, stockholders should exercise caution before transacting in or holding our stock based on making assumptions about Allied Integral United. Such information would be available in the Registration Statement on Form S-4 to be filed in connection with the Merger, but which is not currently ready due to the delays mentioned above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description of Document

2.1	Amendment No. 1 to Agreement and Plan of Merger, by and among Superconductor Technologies Inc., AIU Special Merger Company, Inc. and Allied Integral United, Inc., dated May 12, 2020 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K (File No. 000-21074 filed on May 18, 2020))

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 11, 2020	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer