Form 10-Q
period 2020-09-26
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2020-11-10
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SCON	OTCQB

We had 3,151,780 shares of our common stock outstanding as of the close of business on November 2, 2020.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and nine Months Ended September 26, 2020

i

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

•	the impact of any financing activity on the level of our stock price;

•	the dilutive impact of any issuances of securities to raise capital;

•	cost and uncertainty from compliance with environmental regulations;

•	the impact on the level of our stock price due to our September 10, 2020 1-for10 reverse stock split and the NASDAQ decision to suspend trading in our stock effective September 30, 2020; and

•	local, regional, national and international economic conditions and events, and the impact they may have on us and our customer.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Commercial product revenues	$—	$—	$10,000	$—
Government contract revenues	—	157,000	174,000	157,000

Total revenues	—	157,000	184,000	157,000

Costs and expenses:
Cost of commercial product revenues	—	943,000	190,000	2,688,000
Cost of government contract revenues	—	10,000	71,000	27,000
Research and development	—	622,000	178,000	1,875,000
Selling, general and administrative	606,000	966,000	2,176,000	2,922,000

Total costs and expenses	606,000	2,541,000	2,615,000	7,512,000

Loss from operations	(606,000)	(2,384,000)	(2,431,000)	(7,355,000)
Other income and expense:
Other income	—	9,000	2,000	54,000

Net loss	$(606,000)	$(2,375,000)	$(2,429,000)	$(7,301,000)

Basic and diluted net loss per common share	$(0.19)	$(4.32)	$(0.97)	$(16.39)

Basic and diluted weighted average number of common shares outstanding	3,116,291	550,157	2,510,556	445,525

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2020	December 31, 2019
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$1,762,000	$713,000
Accounts receivable, net	—	344,000
Inventories, net	68,000	263,000
Prepaid expenses and other current assets	134,000	76,000

Total Current Assets	1,964,000	1,396,000
Preferred equity interest in real estate	1,600,000	—
Property and equipment, net	—	233,000
Patents, licenses and purchased technology, net	—	641,000
Operating lease assets	—	152,000
Other assets	—	60,000

Total Assets	$3,564,000	$2,482,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$212,000	$527,000
Accrued expenses	134,000	292,000
Current operating lease liabilities	—	148,000

Total Current Liabilities	346,000	967,000
Long term operating lease liabilities	—	4,000
Other long term liabilities	—	8,000

Total Liabilities	346,000	979,000

Commitments and Contingencies (Notes 5 and 6)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 3,151,780 and 1,773,189 shares issued and outstanding, respectively	3,000	2,000
Capital in excess of par value	334,617,000	330,474,000
Accumulated deficit	(331,402,000)	(328,973,000)

Total Stockholders’ Equity	3,218,000	1,503,000

Total Liabilities and Stockholders’ Equity	$3,564,000	$2,482,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2019 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,429,000)	$(7,301,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,000	704,000
Stock-based compensation expense	65,000	70,000
Gain from the sale of patents, property and equipment	(510,000)	—
Write-down of intangibles	134,000	—
Obsolete inventory	190,000	—
Changes in assets and liabilities:
Accounts receivable	344,000	(157,000)
Inventories	5,000	26,000
Prepaid expenses and other current assets	2,000	(86,000)
Accounts payable, accrued expenses and other current liabilities	(491,000)	(18,000)

Net cash used in operating activities	(2,652,000)	(6,762,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of patents, property and equipment	1,222,000	—

Net cash used in investing activities	1,222,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	1,421,000
Net proceeds from the exercise of warrants	2,479,000	—

Net cash provided by financing activities	2,479,000	1,421,000

Net increase (decrease) in cash and cash equivalents	1,049,000	(5,341,000)
Cash and cash equivalents at beginning of period	713,000	5,616,000

Cash and cash equivalents at end of period	$1,762,000	$275,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of preferred equity interest in real estate in exchange for common stock	$1,600,000	$—

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

Strategic alternatives considered included, among others, a strategic investment financing which would allow the company to pursue its business plan to commercialize the Conductus wire platform, a business combination such as a merger with another party, or a sale of STI.

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We are maintaining operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire and ceasing work on our DOE contract mentioned above. The plan also included a 70% employee workforce reduction.

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

On June 30, 2020, the Company and a wholly-owned subsidiary of Clearday (“Clearday Sub”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), which was consummated on July 6, 2020, pursuant to which STI issued four hundred thousand (400,000) shares of STI Common Stock (without any warrants) in exchange for a preferred equity interest in real estate (described in the related Current Report on Form 8-K) that the Company values at $1.6 million, implying a purchase price of $4.00 per share.

On July 22, 2020, as a result of the increase to the Company’s equity from the aforementioned preferred stock transaction, the Nasdaq Hearings Panel confirmed that we had regained compliance with the equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”).

Separately from compliance with the Equity Rule, we were still required to evidence compliance with the bid price requirement in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) no later than September 18, 2020. Under Nasdaq rules, as adjusted for the April 2020 Nasdaq rule change to allow for the tolling of the compliance period for companies experiencing a deficiency regarding the Bid Price Rule, we had until September 18, 2020 to demonstrate compliance with the Bid Price Rule for 10 consecutive trading days. We called a special meeting of stockholders to be held on September 2, 2020, however, we had to adjourn the meeting several times and only obtained the requisite stockholder vote on September 9, 2020, and the reverse split became effective in the market on September 10, 2020, by which time we were unable to show compliance with the Bid Price Rule’s 10 consecutive trading day requirement on or before September 18, 2020. On September 28, 2020 we received a letter from the Nasdaq Hearing Panel (“Panel”) determining to delist our common stock from The Nasdaq Stock Market. As a result of the decision, suspension of trading in the shares was effective at the open of business on September 30, 2020. See “Subsequent Events” for more information.

The Panel indicated that the Nasdaq Stock Market will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission, after applicable appeal periods have lapsed. Our common stock is currently quoted on the OTCQB.

We also announced that, although the “outside date” of our merger agreement with Clearday has expired, both the Company and Clearday intend to finalize an extension to the merger agreement and proceed with the merger. Clearday has agreed that the listing of our common stock on the Nasdaq is not a condition to the closing of the merger. There is no assurance that the parties will complete such negotiation successfully or conclude the merger.

We intend to satisfy the Bid Price Rule by taking appropriate action as needed, including through completion of the previously announced and pending merger with Allied Integral United, Inc. (a/k/a Clearday), although there is no certainty that such actions will be completed in a timely manner or otherwise.

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

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was $1.2 million, all sold to purchasers having no affiliation with us. When the transactions were completed we continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with the of our intellectual property assets for that product and certain HTS patents. The proceeds from this series of transactions is expected to be sufficient, together with our other capital resources, for us to complete the Merger assuming it occurs without material additional delay. However, we would likely be unable to complete the Merger or continue operations if the Merger is not completed before the third quarter of 2021 unless we received additional financing, which is unlikely. If we do not proceed with the Merger, we would be likely to seek stockholder approval to sell our remaining assets and liquidate. Such a transaction, if it were to occur, would entail additional expenses and would likely leave minimal assets for distribution.

As a result of these sales, we no longer have the ability to resume HTS wire operations without significant new investments and restructured operations and a new HTS wire business plan, neither of which we currently intend to pursue, as we instead focus our efforts on completing the Merger.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $331.4 million. In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. In the nine months ended September 26, 2020, we incurred a net loss of $2.4 million and had negative cash flows from operations of $2.7 million. At September 26, 2020, we had $1.8 million in cash and cash equivalents compared to $0.7 million in cash and cash equivalents as of December 31, 2019. In the nine months ended September 26, 2020, 978,594 warrants were exercised for common shares of our stock in connection with our October 2019 financing, providing us with $2.5 million. Our cash resources will be sufficient to fund our business through the end of the current fiscal year, but not sufficient to fund our business for the next twelve months. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a strategic investment financing which would allow us to pursue our current business plan, a business combination such as our merger with Clearday, or a sale of STI, we may need to raise additional capital to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

On September 10, 2020, we effected a 1-for-10 reverse stock split of our common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The Reverse Stock Split also proportionately reduced the authorized number of shares of our common stock, but did not change the par value of our common stock. Share and per share data included herein has been retroactively restated for the effect of the reverse stock split as applicable.

In 2019, we undertook steps to reduce our ongoing operating costs and we raised net cash proceeds of $3.9 million from the sale of our common and preferred shares and warrants.

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock (the “2019 Reverse Stock Split”). As a result of the 2019 Reverse Stock Split, every ten shares of our pre-2019 Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The 2019 Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our September 26, 2020 net inventory value was $68,000, compared to a December 31, 2019 value of $263,000. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and expensed the remaining $190,000 of wire inventory. There were no additional inventory adjustments in the three or nine month period ending September 26, 2020. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to expense immediately.

Preferred equity interest in real estate

We entered into a Securities Purchase Agreement with Clearday, which was consummated on July 6, 2020, pursuant to which we issued 400,000 shares of our common stock in exchange for a preferred equity interest in real estate we value at $1.6 million, implying a purchase price of $4.00 per share. We determined the valuation of the real estate based on the fact it was acquired by Clearday in an arm’s-length all-cash purchase in November 2019 and a recent broker’s price report.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded in selling, general and administration expenses. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and sold most of our production wire equipment for a gain of $510,000. There was no additional gain or loss in the three or nine month period ending September 26, 2020.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or seventeen years. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and sold many Conductus wire patents for no gain or loss and we also recognized a $134,000 impairment of other patents. There was no additional gain or loss in the three or nine month period ending September 26, 2020.

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets at September 26, 2020 and none of our long-lived assets were impaired.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and nine months ended September 26, 2020 and September 28, 2019.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and nine months ended September 26, 2020 and September 28, 2019, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of revenue	$—	$1,000	$2,000	$3,000
Research and development	3,000	2,000	7,000	7,000
Selling, general and administrative	19,000	20,000	56,000	60,000

Total stock-based compensation expense	$22,000	$23,000	$65,000	$70,000

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the financial statements relate to the assessment of the carrying amount of accounts receivable, fixed assets, intangibles, preferred equity interest in real estate, estimated provisions for warranty costs, income taxes and disclosures related to litigation. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents and other current liabilities as of September 26, 2020 approximate fair value.

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

On February 26, 2020, we entered into a definitive merger agreement Clearday a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday, with Clearday surviving and becoming a wholly-owned subsidiary of STI, which will then change its name to Clearday, Inc. See “Our Future Business” above and “Subsequent Events” for more information.

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three and nine months ended September 26, 2020:

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at June 27, 2020	328,925	$—	2,750,955	$3,000	$332,993,000	$(330,796,000)	$2,200,000
Issuance of common Stock for a preferred equity interest in real estate			400,000	—	1,600,000		1,600,000
Warrant exercises			828	—	2,000		2,000
Stock-based compensation					22,000		22,000
Cancellation of shares from the reverse stock split			(3)	—
Net loss						(606,000)	(606,000)

Balance at September 26, 2020	328,925	$—	3,151,780	$3,000	$334,617,000	$(331,402,000)	$3,218,000

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	328,925	$—	1,773,189	$2,000	$330,474,000	$(328,973,000)	$1,503,000
Issuance of common Stock for a preferred equity interest in real estate			400,000	—	1,600,000		1,600,000
Warrant exercises			978,594	1,000	2,478,000		2,479,000
Stock-based compensation					65,000		65,000
Cancellation of shares from the reverse stock split			(3)	—
Net loss						(2,429,000)	(2,429,000)

Balance at September 26, 2020	328,925	$—	3,151,780	$3,000	$334,617,000	$(331,402,000)	$3,218,000

The following is a summary of stockholders’ equity transactions for the three and nine months ended September 28, 2019:

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at June 29, 2019	328,925	$—	550,260	$1,000	$327,956,000	$(324,670,000)	$3,287,000
Issuance of common stock (net of costs)							—
Stock-based compensation					23,000		23,000
Net loss						(2,375,000)	(2,375,000)

Balance at September 28, 2019	328,925	$—	550,260	$1,000	$327,979,000	$(327,045,000)	$935,000

	Convertible Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	330,787	$—	327,060	$1,000	$326,488,000	$(319,744,000)	$6,745,000
Conversion of Series E preferred stock to common stock	(1,862)	—	53,200	—	—		—
Issuance of common stock (net of costs)			170,000	—	1,421,000		1,421,000
Stock-based compensation					70,000		70,000
Net loss						(7,301,000)	(7,301,000)

Balance at September 28, 2019	328,925	$—	550,260	$1,000	$327,979,000	$(327,045,000)	$935,000

Stock Options

At September 26, 2020, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and nine months ended September 26, 2020 or during the three and nine months ended September 28, 2019.

The impact to the condensed consolidated statements of operations for the three and nine months ended September 26, 2020 on net loss was $22,000 and $63,000 and $0.01 and $0.03 on basic and diluted net loss per common share, respectively, compared to $20,000 and $62,000 and $0.04 and $0.14 on basic and diluted net loss per common share for the three and nine months ended September 28, 2019. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $17,000 and the weighted-average period over which the cost is expected to be recognized was 3 months at September 26, 2020.

The following is a summary of stock option transactions under our Stock Option Plans at September 26, 2020:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2019	13,725	$19.20 - $51,480	$252.00	7,450	$448.10
Granted	—
Exercised	—
Canceled	5,862	$19.20 - $51,480	246.80	3,162	441.10

Balance at September 26, 2020	7,863	$19.20 - $28,440	$255.90	4,288	$453.30

The outstanding options expire on various dates through the end of October 2028. The weighted-average contractual term of options outstanding is 7.7 years and the weighted-average contractual term of stock options currently exercisable is 7.4 years. The exercise prices for these options range from $19.20 to $28,440 per share, for an aggregate exercise price of $2 million. At September 26, 2020, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. The following is a summary of our restricted stock award transactions at September 26, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2019	33	$105.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance nonvested at September 26, 2020	33	$105.00

The impact to the condensed consolidated statements of operations for the three and nine months ended September 26, 2020 was $0 and $2,000 and $0.00 and $0.00, respectively, and $3,000 and $8,000 and $0.01 and $0.02 on basic and diluted net loss per common share for the three and nine months ended September 28, 2019, respectively. No stock compensation cost was capitalized during the period. There was no compensation cost related to nonvested awards not yet recognized at September 26, 2020.

Warrants and Common Stock

The following is a summary of outstanding warrants at September 26, 2020:

	Common Shares
	Total	Currently Exercisable	Price per Share	Expiration Date
(1) Warrants related to October 2015 financing	13,552	13,552	$600.00	October 14, 2020
(2) Warrants related to October 2015 financing	903	903	$656.30	October 14, 2020
(3) Warrants related to August 2016 financing	5,350	5,350	$300.00	February 2, 2022
(4) Warrants related to August 2016 financing	500	500	$385.50	August 2, 2021
(5) Warrants related to December 2016 financing	68,567	68,567	$200.00	December 14, 2021
(6) Warrants related to March 2018 financing	15,810	15,810	$114.00	September 9, 2023
(7) Warrants related to March 2018 financing	1,107	1,107	$158.00	March 6, 2023
(8) Warrants related to July 2018 financing	257,143	257,143	$35.00	July 25, 2023
(9) Warrants related to July 2018 financing	15,428	15,428	$43.75	July 25, 2023
(10) Warrants related to May 2019 financing	11,900	11,900	$12.50	May 23, 2024
(11) Warrants related to October 2019 financing	217,200	217,200	$2.50	October 10, 2024
(12) Warrants related to October 2019 financing	30,916	30,916	$3.13	October 8, 2024

On October 10, 2019 we completed a public offering of an aggregate of 1,183,400 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 1,183,400 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $2.50 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The placement agent received warrants to purchase 82,838 shares of common stock, at an exercise price of $3.125 that will expire October 8, 2024 and are subject to a six month lock-up. In the quarter ended December 31, 2019, 39,528 of these warrants were exercised, providing us with proceeds of $99,000. For the three and nine months ended September 26, 2020, 828 and 978,594, respectively, of these warrants were exercised, providing us with proceeds of $2,000 and $2.5 million, respectively.

On May 23, 2019 we completed a public offering of an aggregate of 170,000 shares of our common stock with gross proceeds to us of $1.7 million. The offering was priced at $10.00 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.4 million. The placement agent received warrants to purchase 11,900 shares of common stock, at an exercise price of $12.50, that are subject to a six month lock-up and will expire May 23, 2024.

On July 30, 2018 we completed a public offering of an aggregate of 257,142 shares of our common stock (or common stock equivalents initially in the form of Series E Preferred Stock) and warrants to purchase an aggregate of 257,142 shares of common stock with gross proceeds to us of $9.0 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $7.98 million. The offering was priced at $35.00 per share of common stock (or common stock equivalent), with each share of common stock (or common stock equivalent) sold with one five-year warrant to purchase one share of common stock, at an exercise price of $35.00 per share. The placement agent also received warrants to purchase 15,428 shares of common stock, at an exercise price of $43.75, that are subject to a six month lock-up and will expire July 25, 2023.

On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. In a concurrent private placement, we issued to the investor in the registered offering, an unregistered warrant (the “Warrants”) to purchase one share of common stock for each share of common stock or Pre-funded Warrants purchased in the registered offering. The Warrants have an exercise price of $114.00 per share, shall be exercisable immediately and will expire five years and six months from the date of issuance.

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

Securities Purchase Agreement

We entered into a Securities Purchase Agreement with Clearday, which was consummated on July 6, 2020, pursuant to which we issued 400,000 shares of our common stock in exchange for a preferred equity interest in real estate we value at $1.6 million, implying a purchase price of $4.00 per share. We determined the valuation of the real estate based on the fact it was acquired by Clearday in an arm’s-length all-cash purchase in November 2019 and a recent broker’s price report.

4. Loss Per Share

Basic and diluted net loss per share is based on the weighted-average number of common shares outstanding.

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	September 26, 2020	September 28, 2019
Outstanding stock options	7,863	13,782
Unvested restricted stock awards	33	33
Outstanding warrants	638,376	391,414

Total	646,272	405,229

Also, the preferred stock convertible into 182 shares of common stock was not included since its impact would be anti-dilutive.

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

For the three and nine months ended September 26, 2020, operating lease expense was $0 and $143,000.

As of March 28, 2020 we had no remaining operating lease obligations.

Patents and Licenses

We had entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contained provisions for the payment of guaranteed or minimum royalty amounts. Our minimum license obligations were $10,000 per year through 2025. In the event that we fail to pay minimum annual royalties, these licenses may automatically become non-exclusive or be terminated. These royalty obligations terminated at various times from 2020 to 2025. Royalty expense totaled $0 and $11,000 and $0 and $10,000, respectively, for the three and nine months ended September 26, 2020 and September 28, 2019. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and have not incurred addition royalty expense. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	September 26, 2020	December 31, 2019
Accounts receivable:
Accounts receivable-commercial products	$—	$347,000
Less: allowance for doubtful accounts	—	(3,000)

	$—	$344,000

	September 26, 2020	December 31, 2019
Inventories:
Raw materials	$—	$152,000
Work In Process	68,000	111,000

	$68,000	$263,000

	September 26, 2020	December 31, 2019
Property and Equipment:
Equipment	$316,000	$11,911,000
Leasehold improvements	—	1,065,000
Furniture and fixtures	—	205,000

	316,000	13,181,000
Less: accumulated depreciation and amortization	(316,000)	(12,948,000)

	$—	$233,000

Depreciation expense amounted to $0 and $224,000, respectively, for the three and nine month periods ended September 26, 2020 and $224,000 and $671,000, respectively, for the three and nine months ended September 28, 2019.

	September 26, 2020	December 31, 2019
Patents and Licenses:
Patents pending	$—	$—
Patents issued	278,000	1,712,000
Less accumulated amortization	(278,000)	(1,071,000)

Net patents issued	—	641,000

	$—	$641,000

Amortization expense related to these items totaled $0 and $11,000, respectively, for the three and nine months ended September 26, 2020 and $11,000 and $33,000, respectively, for the three and nine months ended September 28, 2019. No amortization expense is expected for the remainder of 2020, 2021 and 2022.

	September 26, 2020	December 31, 2019
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$14,000	$23,000
Compensated absences	90,000	211,000
Compensation related	—	4,000
Warranty reserve	—	8,000
Operating lease	—	152,000
Other	30,000	54,000

	134,000	452,000
Less current portion	(134,000)	(440,000)

Long term portion	$—	$12,000

	For the nine months ended,
	September 26, 2020	September 28, 2019
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000
Additions	—	—
Deductions	8,000	—

Ending balance	$—	$8,000

8. Subsequent Events

On September 30, 2020 we announced that we received a letter from the Nasdaq Hearing Panel (“Panel”) determining to delist our common stock from The Nasdaq Stock Market. As a result of the decision, suspension of trading in our shares was effective at the open of business on September 30, 2020.

As previously disclosed, we appealed to the Panel on February 27, 2020 due to its failure to maintain compliance with Nasdaq’s minimum closing bid price rule (“Bid Price Rule”) and minimum $2.5 million in shareholder equity (“Shareholder Equity Rule”). We previously cured its Shareholder Equity Rule deficiency. Under Nasdaq rules, as adjusted for the April 2020 Nasdaq rule change to allow for the tolling of the compliance period for companies experiencing a deficiency regarding the Bid Price Rule, we had until September 18, 2020 to demonstrate compliance with the Bid Price Rule for 10 consecutive trading days. We called a special meeting of stockholders to be held on September 2, 2020, however, we had to adjourn the meeting several times and only obtained the requisite stockholder vote on September 9, 2020, and the reverse split became effective in the market on September 10, 2020, by which time we were unable to show compliance with the Bid Price Rule’s 10 consecutive trading day requirement on or before September 18, 2020.

The Panel indicated that the Nasdaq Stock Market will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission, after applicable appeal periods have lapsed. Our common stock is currently quoted on the OTCQB.

We also announced that, although the “outside date” of our merger agreement with Clearday has expired, both the Company and Clearday intend to finalize an extension to the merger agreement and proceed with the merger. Clearday has agreed that the listing of our common stock on the Nasdaq is not a condition to the closing of the merger. Although Clearday has, subsequent to September 30, 2020, delivered substantially final financial statements for its 2019 fiscal year and the six months ended June 30, 2020, which are being reviewed by us, there is no assurance that the parties will complete such negotiation successfully or conclude the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Please see “Our Future Business” above regarding material information and updates to the information in this section.

Results of Operations

Three and nine months ended September 26, 2020 compared to the three and nine months ended September 28, 2019

We had $0 and $184,000 of revenues in the three and nine months ended September 26, 2020 compared with $157,000 and $157,000 revenues in the three and nine months ended September 28, 2019. As noted above in “Our Future Business” we ceased work on additional manufacturing of our HTS Conductus wire. We also ceased work on the second phase of our DOE contract after January 2020. In the three and nine months ended September 26, 2020, there was $0 and $174,000 government contract revenues compared to $157,000 and $157,000 government contract revenues in the three and nine months ended September 28, 2019. There were $0 and $10,000 of commercial product revenues in the three and nine months ended September 26, 2020, compared to no commercial product revenue in the three and nine months ended September 28, 2019. Commercial product revenues and government contract revenues are expected to remain near zero as we pursue our announced merger agreement.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. These cost decreased to $0 in the third quarter of 2020 compared to $943,000 for the third quarter of 2019. The cost of commercial product revenues decreased by $2,498,000, or 93%, to $190,000 in the nine months ended September 26, 2020 from $2,688,000 in the same period of 2019. These costs included both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	Three months ended		Nine months ended
Dollars in thousands	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Commercial product revenues	$—	$0	$10	$0
Cost of commercial product revenues	—	943	190	2,688

Gross loss	$—	$(943)	$(180)	$(2,688)

We had no gross loss in the three months ended September 26, 2020 from the sale of our commercial products compared to a gross loss of $943,000 in the three months ended September 28, 2019. We experienced a gross loss in the nine months ended September 26, 2020 and in the nine months ended September 28, 2019 due to: our increased preproduction manufacturing efforts to bring our Conductus wire to market and; no significant revenue to cover our overhead. In the three and nine months ended September 26, 2020 our gross loss decreased due to our discontinued efforts to produce Conductus wire.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and began work on this government contract. Our goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Funding for the second phase of this contact had been delayed until late 2019. We also ceased work on the second phase of our DOE contract after January 2020. Therefore, in the three and nine months ended September 26, 2020 our government contract revenues were $0 and $174,000, and cost of government contract revenues were $0 and $71,000, respectively, compared to $157,000 and $157,000 government contract revenue in the three and nine months ended September 28, 2019, and related costs of governments contract revenue of $10,000 and $27,000, respectively.

Research and development expenses relate to the development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0 and $178,000, respectively, in the three and nine months ended September 26, 2020 compared to $622,000 and $1,875,000, respectively, in the three and nine months ended September 28, 2019. Our 2020 expenses were lower compared to 2019 as we ceased these efforts at the end of January 2020 when we stopped work on our Conductus wire.

Selling, general and administrative expenses totaled $0.6 million, and $2.2 million, respectively, in the three and nine months ended September 26, 2020 compared to $1.0 million and $2.9 million, respectively, in the three and nine months ended September 28, 2019. These expenses were lower in 2020 compared to 2019 principally due to a previously announced cost reduction plan.

Other income of $0 and $9,000 for the three months ended September 26, 2020 and September 28, 2019, respectively, and other income of $2,000 and $54,000 for the nine months ended September 26, 2020 and September 28, 2019, respectively, was from interest income.

We had a net loss of $0.6 million and $2.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively. The net loss available to common stockholders totaled $0.19 per common share in the three months ended

September 26, 2020, compared to a net loss of $4.32 per common share in the three months ended September 28, 2019. For the nine months ended September 26, 2020 our net loss totaled $2.4 million compared to a net loss of $7.3 million for the nine months ended September 28, 2019. The net loss available to common stockholders totaled $0.97 per common share in the nine months ended September 26, 2020, compared to $16.39 per common share in the nine months ended September 28, 2019. The per share loss in 2020 is lower due our ceased HTS wire operations, our cost reduction plan and the increased number of common shares outstanding at September 26, 2020 compared to September 28, 2019.

Liquidity and Capital Resources

Cash Flow Analysis

As of September 26, 2020, we had working capital of $1.6 million, including $1.8 million in cash and cash equivalents, compared to working capital of $0.4 million at December 31, 2019, which included $0.7 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents increased by $1.1 million from $0.7 million, at December 31, 2019 to $1.8 million at September 26, 2020.

Cash used in operations totaled $2.7 million in the first nine months of 2020. We used $2.4 million to fund the cash portion of our net loss with $0.3 used in our working capital.

We had a gain of $510,000 from the sale of most of our wire manufacturing equipment in the quarter ended March 28, 2020, with no additional sales in the three and nine months ended September 26, 2020.

We determined that certain of our patents were impaired in the quarter ended March 28, 2020 and wrote-down $134,000, with no additional write-down in the three and nine months ended September 26, 2020.

We also determined that certain of our inventory was obsolete in the quarter ended March 28, 2020 and wrote-down $190,000, with no additional write-down in the three and nine months ended September 26, 2020.

In the three and nine months ended September 26, 2020, 828 and 978,584, respectively, of warrants were exercised, providing us with proceeds of $0.0 million and $2.5 million, respectively.

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

Capital Expenditures

We made no investments for fixed assets in the three and nine months ended September 26, 2020 and we do not expect to make capital expenditures during the remainder of 2020.

Future Liquidity

For the nine months ended September 26, 2020, we incurred a net loss of $2.4 million and had negative cash flows from operations of $2.7 million. In the full 2019 year, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million.

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

On February 26, 2020, STI, AIU Special Merger Company, Inc., a Delaware corporation and wholly-owned subsidiary of STI (“Merger Sub”), and Clearday, entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Clearday, with Clearday continuing as a wholly-owned subsidiary of STI, and STI would amend its certificate to effect a reverse stock split of its shares of common stock, par value $0.001 per share (“STI Common Stock”) and change its name to Clearday, Inc. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and has been approved by the boards of directors of STI and Clearday, respectively. There is no assurance the Merger will be completed. See “Our Future Business” in Note 1 to the Notes to Financial Statements in this Report for additional material information and updates regarding the status of the Merger and the rights and obligations in the Merger Agreement.

In the three and nine months ended September 26, 2020, 828 and 978,594, respectively, of warrants were exercised, providing us with proceeds of $0.0 million and $2.5 million, respectively.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was $1.2 million, all sold to purchasers having no affiliation with us. When the transactions completed, we continue to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with intellectual property assets. The proceeds from this series of transactions is expected to be sufficient, together with our other capital resources, for us to complete the Merger, assuming it occurs without material additional delay. However, we would likely be unable to complete the Merger or continue operations if the Merger is not completed before the third quarter of 2021 unless we received additional financing, which is unlikely. If we do not proceed with the Merger, we would be likely to seek stockholder approval to sell our remaining assets and liquidate. Such a transaction, if it were to occur, would entail additional expenses and would likely leave minimal assets for distribution.

Our independent registered public accounting firm has included in their audit reports for 2018 through 2019 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern.

Our cash resources will be sufficient to fund our business through the end of the current fiscal year, but not sufficient to fund our business for the next twelve months.

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

Backlog

Our commercial backlog consisted of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at September 26, 2020 and at December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at September 26, 2020 compared with our market risk exposure on December 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020 and subsequently filed Quarterly Reports on Form 10-Q. In addition:

The Merger with Clearday is uncertain. If the Merger does not proceed in the near future, we will likely need to liquidate.

Although we intend to complete the Merger with Clearday, there is no assurance we will finalize an extension to the Merger Agreement or complete the Merger within a reasonable time. If for any reason we do not proceed with the Merger, or we are unable to complete the Merger prior to the third quarter of 2021, we will likely need to seek stockholder approval to sell our remaining assets and liquidate. There is no assurance such approval will be obtained, and even if it is, there would be additional expenses we incurred to operate and pursue the stockholder approval. We would be unlikely to be able to receive additional financing. As a result a liquidation may leave us with minimal assets for distribution to stockholders.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: November 10, 2020	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer