Form 10-K
period 2020-12-31
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2021-03-31
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number 0-21074

SUPERCONDUCTOR TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0158076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15511 W State Hwy 71, Suite 110-105, Austin TX 78738

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (512) 650-7775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	SCON	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] or No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] or No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [  ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] or No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] or No [X]

The aggregate market value of the common stock held by non-affiliates was $11.0 million as of June 27, 2020 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was $4.00 as reported by the Nasdaq Capital Market (“Nasdaq”). For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 27, 2020. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 3,151,780 shares of common stock outstanding as of the close of business on March 25, 2021.

SUPERCONDUCTOR TECHNOLOGIES INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2020

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	our planned merger with Allied Integral United, Inc. is subject to various uncertainties and risks and to conditions that have not yet been satisfied and there is no assurance the merger will be consummated;

●	if we fail to complete our merger with Allied Integral United, Inc. we will have limited business options available as we have sold significant portions of our operating assets;

●	our limited cash and a history of losses;

●	our need to raise additional capital or complete a strategic alternative for the company. If we are unable to raise capital our ability to implement our current strategic plan and ultimately our viability as a company could be adversely affected;

●	the impact of any financing activity on the level of our stock price;

●	the dilutive impact of any issuances of securities to raise capital;

●	cost and uncertainty from compliance with environmental regulations;

●	the impact on the level of our stock price due to our September 10, 2020 1-for10 reverse stock split and the NASDAQ decision to suspend trading in our stock effective September 30, 2020; and

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customer.

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

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We have maintained operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire. The plan also included a 70% employee workforce reduction.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was approximately $1,075,000, all sold to purchasers having no affiliation with us.

As a result of these sales, we no longer have the ability to resume HTS wire operations without significant new investments and restructured operations and a new HTS wire business plan, neither of which we currently intend to pursue, as we instead focus our efforts on completing the Merger (as defined below).

Our Future Business

On February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (which will change its name to, and is therefore referred herein as, “Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby our wholly-owned subsidiary will merge with and into Clearday in a stock-for-stock transaction with Clearday (the “Merger”), with Clearday surviving and becoming our wholly-owned subsidiary, which will then change its name to Clearday, Inc (the “Merger Agreement”).

As previously disclosed, on May 12, 2020, the Merger Agreement was amended by the parties to (i) add a covenant that the parties shall use their commercially reasonable efforts to cause STI to at all times remain listed on the Nasdaq Capital Market (or higher tier) and that if STI ceases to be listed on the Nasdaq Capital Market then the parties shall (including after the closing of the Merger) use their commercially reasonable efforts to cause STI to become listed on either the Nasdaq Capital Market or the NYSE MKT as promptly as reasonably possible, (ii) remove the conditions to closing the Merger that Nasdaq must determine that all listing deficiencies have been cured and determine to approve the listing of STI’s common stock on the Nasdaq and remove any other provisions in the Merger Agreement of like effect, (iii) extend the “outside date” for the Merger to close until the close of business on September 21, 2020 and (iv) require a customary tax representation letter from STI as a closing condition

As previously disclosed, due to our failure to comply with its listing conditions, the Nasdaq Stock Market notified us that it intended to complete the delisting of our common stock by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission, which it did on February 2, 2021. Our common stock is no longer listed on a National Securities Exchange. Our stock trades on the OTC QB Market.

As also previously disclosed, we announced that, although the “outside date” of our Merger Agreement with Clearday has expired, both the Company and Clearday intended to finalize an amendment to the Merger Agreement or enter into a new merger agreement and proceed with the merger. Clearday has informed us that the listing of our common stock on the Nasdaq would not be a condition to the closing of the merger. The parties are negotiating a new merger agreement (instead of an extension to the Merger Agreement) that would result in a similar all stock reverse acquisition of us, however there is no assurance that the parties will complete such negotiation successfully or conclude the merger or any transaction at all.

On February 3, 2021, Clearday paid us $120,000 as a good faith, non-refundable, payment to provide us cash flow support as we negotiate a new merger agreement.

As discussed below, on February 26, 2021, we also obtained a Paycheck Protection Program loan of approximately $468,000. We believe these funds will be sufficient to conclude a merger with Clearday, if one can be negotiated and our shareholders approve the transaction by the third quarter of 2021. There is no assurance that this will occur and indeed there are significant risks that it will not occur.

If a merger is consummated with Clearday, of which there is no assurance, the merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage our existing Cryogenic Cooler as an enabling technology for one of its service offerings in the healthcare market.

If a merger is not consummated with Clearday in the near future, we will likely be required to liquidate or declare bankruptcy, in which case there would likely be no payments to common stock holders.

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

Other Assets and Investments

As mentioned in above, On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced, while ceasing additional manufacturing of our HTS Conductus® wire and ceasing work on our DOE contract.

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

Government Contracts

For 2020, 2019 and 2018, government related contracts accounted for 95%, 99% and 100%, respectively, of our revenues.

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

On January 28, 2020, we announced we were ceasing manufacturing of our Conductus wire.

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

Research and Development

Our 2018 through 2020 research and development activities were focused entirely on developing our Conductus wire product. We spent a total of $178,000, $2.4 million and $2.4 million for 2020, 2019 and 2018, respectively, on research and development.

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

Corporate Information

Our facilities and principal executive offices are located at 15511 W State HWY 71, Suite 110-105, Austin, TX 78738 and our telephone number will be (512) 650-7775. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.suptech.com. The information on our web site is not incorporated herein by reference.

Employees and Human Capital

Between January 28, 2020 and March 5, 2020, we sold substantially all of our assets, and reduced the number of our employees to three. Our three executive officers are our only current employees, and we do not plan to either expand or reduce our headcount. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Backlog

Our commercial backlog consisted of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at December 31, 2020 or December 31, 2019.

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

Overall Risk Related to Our Common Stock

The Clearday Merger is very uncertain. If it fails to occur in the near future, we likely will need to file for bankruptcy protection.

Although we continue to negotiate the merger agreement with Clearday, there remain issues to be resolved, and given the limited time we have to conclude the negotiation, and the lack of any binding obligation on Clearday’s part to consummate a transaction, there is a real possibility we will not be successful. In that event, our only likely option is a bankruptcy filing, in which case the payment to common stock holders would likely be nil. We estimate the outside date for completing our negotiation to be within approximately 30 to 45 days of the filing of this annual report on 10-K, after which time the risk of a failed negotiation materially increases. There is accordingly extremely great risk in investing in our common stock at this time. Indeed, even if we are successful negotiating the merger with Clearday, there will be significant risks associated with our new business.

Even if the Merger is completed, there is no certainty regarding the performance of the combined company. Clearday is a private company with limited financial data. Any financial data of Clearday will only be available to stockholders upon the filing of the registration statement on Form S-4. Completion of the Merger would highly dilute the shares of existing STI stockholders, who, together with STI warrant holders, are collectively expected to own less than 4% of the combined company.

Additionally, the price of our securities may fluctuate significantly due to the market’s reaction to the Merger and general market and economic conditions. An active trading market for our securities may never develop following the Merger or, if developed, it may not be sustained. In addition, the price of our securities following the Merger may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

Risks Related to Our Business

We have a history of losses and may never become profitable.

In each of our last five years, we have experienced significant net losses and negative cash flows from operations. In 2020, we incurred a net loss of $3 million and had negative cash flows from operations of $3.1 million. In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Unless we can successfully implement our strategic alternatives plan including, among others, a strategic investment financing which would allow us to pursue our current business plan, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2021 to maintain our viability.

We may need to raise additional capital or complete a strategic alternative for the company. If we are unable to raise capital, our ability to implement our strategic plan and ultimately our viability as a company could be adversely affected.

At December 31, 2020, we had $1.3 million in cash and cash equivalents. Our current forecast is that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2021. Our cash resources will not be sufficient to fund our business through the end of the current fiscal year. Therefore we will need to raise additional capital during this fiscal year ending December 31, 2021 to maintain the viability of the Company.

We consummated various asset sales that fundamentally change our risk profile and business opportunities.

In order to enter into a possible Merger with Clearday, we effected certain transactions, including a cost reduction plan that was announced January 28, 2020 and sold, in separate transactions, assets that are not related to the Sapphire Cryocooler product and its related technologies. Accordingly, the risks of and opportunities for us have changed significantly since December 2019. If the proposed Merger is not consummated, we will likely need to seek liquidate or bankruptcy protection. If we were to liquidate or file for bankruptcy protection, the cash distribution to shareholders would be very limited in amount, if any.

We have a $1,600,000 preferred interest in Clearday’s San Antonio headquarters building and such amount does not increase based on interest or other factors. Clearday has advised us that Clearday does not have any plans to sell or market such building, nor are we attempting to sell or market our interest in the building. Accordingly, we cannot rely on funds from our interest in the Clearday San Antonio headquarters to generate cash in the near term, nor can we be certain of the value of such interest if we were to seek to market it.

Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. The significant businesses of the combined company will be the Clearday businesses. Significant financial resources, management attention and other resources will be required for Clearday to continue to develop and expand its longevity care and wellness businesses. There can be no assurance that such development and expansion will be successful.

Because the lack of a public market for Clearday’s capital stock makes it difficult to evaluate the fairness of the Merger, Clearday stockholders may receive consideration in the Merger that is greater than or less than the fair market value of Clearday’s capital stock and/or we may issue more securities than the relative fair market value of Clearday’s capital stock thereby diluting the existing stockholders of Superconductor more than the relative fair market values of Superconductor and Clearday prior to the merger.

The outstanding capital stock of Clearday is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Clearday’s capital stock. Because the percentage of our equity to be issued to Clearday’s shareholders was determined based on negotiations between the parties, it is possible that the value of our securities to be received by Clearday holders will be less than the fair market value of their Clearday capital stock or that we may pay more than fair market value for Clearday’s capital stock.

Our stockholders will have a reduced ownership and voting interest after the Merger, if an agreement is signed, and will exercise significantly less influence over the policies of the combined company following the merger than they now have on our policies.

Our stockholders presently have the right to vote in the election of the Board of Directors and on other matters affecting us. Upon the completion of the Merger, if a new merger agreement is signed, our stockholders will own a significantly smaller percentage of the Superconductor common stock, on a fully diluted basis. As a result, current Superconductor stockholders will have significantly less influence on the management and policies of combined company after the Merger, if a new merger agreement is signed, is consummated than they have now.

If a new merger agreement is signed, our current stockholders will not have the right, even if voting as a single group, to elect any of the directors of Superconductor after the merger and our current Board of Directors before the Merger will not be on the Superconductor Board of Directors after the Merger with the exception of Jeffrey Quiram, and there is no obligation of any stockholder to reelect such director or for the governance and nominating committee of the combined company to nominate such individual for re-election after the merger.

As of December 31, 2020, we had outstanding options exercisable for an aggregate of 7,863 shares of common stock at a weighted average exercise price of $255.90 per share and warrants to purchase up to 623,921 shares of our common stock at a weighted average exercise price of $44.80 per share. While these options and/or warrants are, as of the date of this filing, “out of the money,” if the price of our common stock (adjusted for any stock splits) were to exceed the exercise price of these options or warrants, then it becomes more likely that the holders of such securities will exercise them. In that case, current stockholders of our common stock would, as a group, receive substantially less than the equity stake described above to the extent that the currently “out of the money” options or warrants were to be exercised. We cannot predict if our stock price will rise or if the options or warrants will ever become “in the money”.

We and Clearday could seek to raise capital before the merger, which could be dilutive.

If a new merger agreement is signed, prior to the merger, Superconductor and Clearday will consider whether to issue new shares of common stock to raise equity capital for the combined company. No commitments to raise capital have been entered into or are currently contemplated.

Our executive officers and directors have interests in the merger that may differ from stockholders’ interests.

If a new merger agreement is signed, our stockholders should be aware that directors and executive officers of Superconductor have certain interests in such Merger that may differ from the interests of our stockholders. If a new merger agreement is signed, interests of the directors and executive officers of Superconductor are expected to include, but are not limited to, the treatment in such a Merger of Superconductor equity incentive awards and the benefits of certain specified executives under the officer agreements that provide for settlement of certain change in control or severance payments that Superconductor’s executive officers are, by reason of their respective employment or severance agreements with Superconductor, entitled to receive in cash upon a qualifying termination of employment following the completion of the merger or, in the case of Mr. Quiram, with respect to the closing of a Merger, regardless of any termination. As a result of these interests, the directors and executive officers of Superconductor might be more likely to support and to vote in favor of a Merger than if they did not have these interests.

We and Clearday may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of Superconductor and Clearday management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation may follow the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. Superconductor and Clearday may become involved in this type of litigation in connection with a Merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of Superconductor, Clearday and the combined company. Our financial position is such that we may not be able to fully defend and exercise our rights to defend ourselves in any such litigation which may cause us to accept a settlement that would not be acceptable.

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

We utilize technologies under licenses of patents from others for our products. These patents may be subject to challenge, which may result in significant litigation expense (which may or may not be recoverable against future royalty obligations). Additionally, we may be required to utilize intellectual property rights owned by others and may seek licenses to do so. Such licenses may not be obtainable on commercially reasonable terms, or at all. It is also possible that we may inadvertently utilize intellectual property rights held by others, which could result in substantial claims.

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

The recent unprecedented events related to the COVID-19 pandemic have caused significant market disruptions and may have longer-term effects that we and, should the Merger be completed, the combined company cannot predict.

The recent unprecedented events related to the COVID-19 pandemic have caused significant market disruptions and may have longer-term effects that the combined company cannot predict. The equity and other market professionals continue to assess the consequences of the global pandemic and the extent and effectiveness of government responses, the responses of the Federal Reserve Bank and other governmental and non-governmental organizations cannot be predicted. Should the Merger be completed, the COVID-19 pandemic could continue to impact the business of the combined company, particularly with regard to the senior-care business of Clearday.

Risks Related to Our Common Stock

Our stock price is volatile.

The market price of our common stock has been, and is expected to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

●	market perception as to a possible Merger and the information provided about Clearday when and if it becomes available, including the risks related to the Clearday business, and the impact on us should the Merger not occur, including bankruptcy;

●	our perceived prospects and liquidity with and without the consummation of a Merger;

●	the impact of Superconductor’s decision to sell certain assets that are not related to its Sapphire Cryocooler assets as part of its cost reduction plan and plan to sell assets including relating to its Conductus wire initiative;

●	variations in our operating results and whether we have achieved key business targets;

●	changes in, or our failure to meet, earnings estimates;

●	changes in securities analysts’ buy/sell recommendations;

●	differences between our reported results and those expected by investors and securities analysts;

●	announcements of new contracts by us or our competitors;

●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

●	general economic, political or stock market conditions.

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

As of December 31, 2020, we had outstanding options exercisable for an aggregate of 7,863 shares of common stock at a weighted average exercise price of $255.90 per share and warrants to purchase up to 623,921 shares of our common stock at a weighted average exercise price of $44.80 per share. The holders may sell these shares in the public markets from time to time under a registration statement or under Rule 144, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. At December 31, 2020, 1,370,710 shares of preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business. Should the Merger be completed, the combined company does not intend to pay cash dividends in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We leased all of our properties. All of our operations, including our manufacturing facilities, comprising approximately 94,000 square feet, were located in an industrial complex in Austin, Texas that expired in March 31, 2020. We did not be renew this lease as we ceased our Conductus wire manufacturing efforts to pursue our merger with Clearday.

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

Market for Common Stock

Our common stock trades on the OTC Markets OTCQB under the symbol “SCON”. The following table details the high and low closing prices for the Superconductor Common Stock as reported by OTC Markets OTCQB for the periods indicated.

2020	High	Low
Quarter ended December 31, 2020	$1.79	$0.79
Quarter ended September 26, 2020*	$5.70	$1.40
Quarter ended June 27, 2020	$5.80	$1.80
Quarter ended March 28, 2020	$3.10	$1.40

2019	High	Low
Quarter ended December 31, 2019	$7.90	$1.20
Quarter ended September 28, 2019	$10.70	$4.80
Quarter ended June 29, 2019	$18.60	$7.00
Quarter ended March 30, 2019	$25.80	$12.50

* The common stock of Superconductor was delisted from the Nasdaq Capital Market, effective September 30, 2020. All high and low closing prices prior to September 30, 2020 were as reported by Nasdaq.

Holders of Record

We had 8 holders of record of our common stock on March 19, 2021. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We estimate that there are more than 4,000 beneficial owners of our common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future, and, should a Merger be completed, the combined company also does not foresee paying cash dividends

Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

We did not conduct any offerings of equity securities during the fourth quarter of 2020 that were not registered under the Securities Act of 1933.

Repurchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,863	$255.90	7,845
Equity compensation plans not approved by security holders	—	—	—

Total	7,863	$255.90	7,845

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

General

We were a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. HTS materials can substantially improve the performance characteristics of electrical systems, reducing power loss, lowering heat generation, and decreasing electrical noise. We currently are seeking to negotiate and consummate a merger with Allied Integral United, Inc. (d/b/a Clearday). If we fail to promptly negotiate and consummate such a merger, there is a high chance we will file for bankruptcy protection.

Results of Operations

2020 Compared to 2019

Total revenues decreased by $361,000 or 66%, to $184,000 in 2020 from $545,000 in 2019. Government contract revenues were $174,000 or 95% of total revenue, of our total revenue in 2020 and $540,000 or 99% of total revenues in 2019.

Cost of commercial product revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of commercial product revenues totaled $190,000 for 2020 compared to $3.3 million in 2019. Cost of government product revenues totaled $71,000 for 2020 compared to $303,000 in 2019.

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

The following is an analysis of our product gross profit margins for 2020 and 2019:

	Years Ended December 31,
Dollars in Thousands	2020	2019
Commercial product revenues	$10	$5
Cost of commercial product revenues	190	3,259

Gross loss	$(180)	$(3,254)

We had a gross loss of $180,000 in 2020 from the sale of our commercial products compared to a gross loss of $3.3 million in 2019. We experienced a gross loss in 2020 and 2019 due to: our manufacturing efforts to bring our Conductus wire production to market; our processes not yet being finalized for high yield manufacturing and; our sales being insufficient to cover our overhead. We were not able to improve our manufacturing processes and increase our yields and have ceased our Conductus wire manufacturing in the first quarter of 2020.

Our 2020 government contract revenues were $174,000 and cost of government contract revenues, which include all direct contract costs and overhead, were $71,000. Since we ceased manufacturing of our Conductus wire, we also concluded our efforts on this contract.

Research and development expenses related to development of new wire products and new wire product manufacturing processes. As such, our research and development efforts concluded in the first quarter of 2020. Research and development expenses totaled $178,000 in 2020 compared to $2.4 million in 2019.

Selling, general and administrative expenses totaled $2.7 million in 2020 compared to $3.9 million in 2019, a decrease of $1.2 million, or 31%. The lower expenses in 2020 were primarily the result of reduced operations as we pursue a merger with Clearday.

Other income of $2,000 and $59,000 in 2020 and 2019, respectively, was interest income.

Net loss totaled $3.0 million in 2020, compared to $9.2 million in 2019, a decrease of $6.2 million, or 68%. The decrease in net loss principally resulted from ceased Conductus wire operations.

The net loss available to common stockholders totaled $1.10 per common share in 2020, compared to a net loss of $12.33 per common share in 2019, a decrease of $11.23, or 91%. The decreased loss per common share in 2020 resulted from a greater number of common shares outstanding at December 31, 2020 compared to December 31, 2019 and ceased Conductus wire operations.

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

The following is an analysis of our product gross profit margins for 2019 and 2018:

	Years Ended December 31,
Dollars in Thousands	2019	2018
Commercial product revenues	$5	$-
Cost of commercial product revenues	3,259	2,245

Gross loss	$(3,254)	$(2,245)

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

In June 2017, we finalized negotiations on a $4.5 million DOE contract and have begun work on this government contract. Our first year goals under this contract are to increase current carrying capacity and reduce costs of our Conductus wire. Our 2019 government contract revenues were $545,000 and cost of government contract revenues, which include all direct contract costs and overhead, were $303,000. Since we have ceased manufacturing of our Conductus wire, we have now concluded our efforts on this contract.

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

The net loss available to common stockholders totaled $12.33 per common share in 2019, compared to a net loss of $40.32 per common share in 2018, a decrease of $27.99, or 69%. The decreased loss per common share in 2019 principally resulted from a greater number of common shares outstanding at December 31, 2019 compared to December 31, 2018.

Liquidity and Capital Resources

Cash Flow Analysis

As of December 31, 2020, we had net working capital of $1.1 million, including $1.3 million in cash and cash equivalents, compared to net working capital of $429,000 at December 31, 2019, which included $713,000 in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. Our investments have no exposure to the auction rate securities market.

Cash and cash equivalents increased by $563,000 from $713,000 at December 31, 2019 to $1,276,000 at December 31, 2020. In 2020, $3.1 million cash was used in operations, while $3.7 million was provided by financing and investing activities.

In 2020, net cash provided by investing activities was $1.2 million from the sale of patents, property and equipment related to our ceased Conductus wire operations. There were no investing activities in 2019.

In 2020, $2.5 million was provided by the sale of warrants issued as part of our October 2019 offering.

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

Financing Activities

We have historically financed our operations through a combination of cash on hand, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. We made no offerings in 2020, however, $2.5 million was provided by the sale of warrants issued as part of our October 2019 offering mentioned below.

On October 10, 2019 we completed a public offering of an aggregate of 1,183,400 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 1,183,400 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $2.50 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The placement agent received warrants to purchase 82,838 shares of common stock, at an exercise price of $3.125. In 2020, 978,594 of these warrants were exercised, providing us with proceeds of $2.5 million. Our current forecast is that our existing cash and cash equivalents resources will be sufficient to fund our planned operations into the third quarter of 2021(See “Future Liquidity” below).

On May 23, 2019 we completed a public offering of an aggregate of 170,000 shares of our common stock with gross proceeds to us of $1.7 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $1.4 million.

On July 30, 2018 we completed a public offering of an aggregate of 257,142 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 257,142 shares of common stock with gross proceeds to us of $9.0 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $7.98 million.

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

Contractual Obligations and Commercial Commitments

We have historically incurred various contractual obligations and commercial commitments in our normal course of business. They consisted of the following:

Operating Lease Obligations. Our operating lease obligations consisted of a facility lease in Austin, Texas, as well as several smaller equipment leases.

Patents and Licenses. We entered into a licensing agreement requiring royalty payments ranging from 0.5% to 1.0% of specified product sales. The agreement contains a provision for the payment of guaranteed or minimum royalty amounts. Typically, the licensor can terminate our license if we fail to pay minimum annual royalties.

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

We have no minimum lease payments under operating leases and license obligations going forward.

Capital Expenditures

We do not plan to invest in fixed assets during 2021.

Future Liquidity

In 2020, we incurred a net loss of $3 million and had negative cash flows from operations of $3.1 million. In 2019, we incurred a net loss of $9.2 million and had negative cash flows from operations of $8.8 million. At December 31, 2020 we had $1.3 million in cash.

Clearday made a good faith payment to us of $120,000 in early February, 2021, which is non-refundable, to assist with our operating expenses as we negotiate a new merger agreement.

On February 26, 2021, we entered into an unsecured note evidencing our loan under the Paycheck Protection Program (the “PPP Loan”) in the principal amount of approximately $0.5 million. Proceeds of our PPP Loan may be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligations. Our current plans are to seek partial loan forgiveness in the amount of approximately $150,000, as permitted under the PPP Loan, and to repay the remainder.

Our cash resources are not sufficient to fund our business through the end of the current fiscal year, however, we believe they are sufficient to fund our operations through approximately August 2021, during which time we intend to pursue merger negotiations and, if they are successful, shareholder approval for a merger with Clearday. There is no assurance that these negotiations will be successful or that shareholder approval will be obtained, in which case we likely will need to seek bankruptcy protection.

Our independent registered public accounting firm has included in their audit reports for 2019 through 2020 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Net Operating Loss Carryforward

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of approximately $297.9 million which expire in the years 2021 through 2038. Of these amounts, $50.8 million resulted from the acquisition of Conductus. We also had $15.6 million of Federal net operating losses from the 2018 and 2019 tax year which do not expire, but are subject to an annual limitation under section 382 as discussed below. Under the Internal Revenue Code change of control limitations, a maximum of $14.2 million will be available for reduction of future taxable income.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013, December 2016 and May 2019. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent seven ownership changes, for purpose of this rule, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, December 2016 and May 2019. Therefore, our net operating loss carryforwards of $285.9 million which were incurred prior to the 2019 ownership changes, will be subject in future periods to annual limitations of $115,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $12.2 million. An additional $115,000 in losses were released from limitation during the year under Section 382.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2020, we had approximately $1 million invested in a money market account yielding approximately 0.1%. Assuming no yield on this money market account and no liquidation of principal for the year, our total interest income would decrease by less than $1,000 per annum.

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

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock, or the 2018 Reverse Stock Split. As a result of the 2018 Reverse Stock Split, every ten shares of our pre-2018 Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The 2018 Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

On September 9, 2020, we effected a 1-for-10 reverse stock split of our common stock, or the 2020 Reverse Stock Split. As a result of the 2020 Reverse Stock Split, every ten shares of our pre-2020 Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The 2020 Reverse Stock Split changed the authorized number of shares from 250,000,000 to 25,000,000. The par value of our common stock remained $0.001. Share and per share data included in this Item 7 have been retroactively adjusted, as applicable, for the effect of the reverse stock splits. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-reverse stock split basis.

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

The fair value of our warrant liabilities was determined using the binomial lattice valuation model, including an equal probabilities tree and an early exercise factor. These derivative liabilities were adjusted to reflect fair value at each period end, with any increase or decrease in the fair value recognized in our consolidated statement of operations. These warrants expired on August 9, 2018 and had no value after such date.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

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

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 15, 2020:

Name	Age	Position
Lynn J. Davis (1)(2)(3)(4)	74	Director
David W. Vellequette (1)(2)(3)	64	Director
Julia S. Johnson (1)(2)(3)	54	Director
Jeffrey A. Quiram (4)	60	President, Chief Executive Officer and Director
William J. Buchanan	72	Chief Financial Officer (Principal Financial and Accounting Officer)
Adam L. Shelton	54	Vice President, Product Management and Marketing

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
(4)	Member of our Stock Option Committee.

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

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

●	Our Board has determined that all of our directors, other than Mr. Quiram, are independent as defined by the rules of the SEC and The Nasdaq Stock Market. Our Audit Committee, Compensation Committee and Governance and Nominating Committee each consists entirely of independent directors under the rules of the SEC and Nasdaq.

●	We have a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and Chief Financial Officer. If we amend any provision of our Code of Business Conduct and Ethics that applies to our Chief Executive Officer or Chief Financial Officer (or any persons performing similar functions), or if we grant any waiver (including an implicit waiver) from any provision of our Code of Business Conduct and Ethics to our Chief Executive Officer or Chief Financial Officer (or any persons performing similar functions), we will disclose those amendments or waivers on our website at www.suptech.com/Investors/Corporate Governance/Amendments and Waivers to the Code of Conduct within four business days following the date of the amendment or waiver.

●	Our Audit Committee reviews and approves all related-party transactions.

●	As part of our Code of Business Conduct and Ethics, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. Our Audit Committee receives directly, without management participation, all hotline activity reports concerning accounting, internal controls or auditing matters.

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

Stockholder Communications with Directors

Stockholders who want to communicate with our Board or with a particular director or committee may send a letter to our Secretary at Superconductor Technologies Inc, 15511 W State Hwy 71, suite 110-105, Austin, TX 78738. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of our Board or just certain specified individual directors or a specified committee. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members attend our annual meetings of stockholders in the absence of a showing of good cause for failure to do so. All of the members of our Board attended our 2020 annual meeting of stockholders in person or by telephone.

Board Meetings and Committees

During 2020, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board held a total of twenty meetings during 2020. Our Board has three standing committees — an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.suptech.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. Our Audit Committee met five times during 2020. The current members of our Audit Committee are Messrs. Vellequette (Chairman), Davis and Ms. Johnson.

Our Board has determined that all members of our Audit Committee are “independent” as defined under the rules of the SEC. Our Board has determined that Mr. Vellequette is an “audit committee financial expert.”

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

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We do not annually benchmark our executive compensation against a defined peer group, since we believe that defining such a group is difficult and would not materially affect our decisions. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2020.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be granted to our directors.

Our Compensation Committee met one time during 2020. The current members of our Compensation Committee are Messrs. Davis (Chairman), Vellequette and Ms. Johnson. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee (our “Stock Option Committee”) consisting of two members—our Compensation Committee Chairman and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit. The Stock Option Committee did not meet during 2020. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Messrs. Davis (Chairman) and Quiram.

Governance and Nominating Committee

Our Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Nominating Committee are Messrs. Davis, Vellequette and Ms. Johnson. Our Nominating Committee met one time in 2020. Our Board has determined that all members of our Nominating Committee are “independent” as defined under the rules of the SEC.

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2020 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
David W. Vellequette (Chairman)
Lynn J. Davis
Julia S. Johnson
March 31, 2021

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2020, 2019 and 2018 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2020 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey A. Quiram	2020	324,450	—	—	—	13,828	338,278
President, Chief	2019	324,450	—	—	—	35,153	359,603
Executive Officer, Director	2018	324,450	—	43,431	—	45,461	413,342

William J Buchanan	2020	209,674	—	—	—	7,490	217,164
Chief Financial Officer	2019	209,674	—	—	—	10,581	220,255
	2018	209,674	—	24,611	—	7,490	241,775

Adam L. Shelton	2020	247,200	—	—	—	6,375	253,575
Vice President Product	2019	247,200	—	—	—	6,975	254,175
Management and Marketing	2018	247,200	—	24,611	—	6,375	278,186

(1)	The Option Awards and Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

(2)	The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums, certain tax payments and company 401(k) matching for each named executive officer, if applicable, as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. Pursuant to the terms of his employment agreement, Mr. Quiram received $8,138, $29,413 and $39,721 in 2020, 2019 and 2018, respectively, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses.

Narrative Disclosure to Summary Compensation Table

Employment Agreement

We entered into an employment agreement with Mr. Quiram in 2005, which was amended in 2007. The employment agreement provides for the following:

●	Appointment as our President, Chief Executive Officer and a member of our Board;

●	A base salary, which was $315,000 per year for 2008-2009 and increased to $324,450 during 2010;

●	A bonus of up to 100% of his base salary based upon achievement of annual performance goals to be developed by our Compensation Committee and Mr. Quiram;

●	Accelerated vesting of all his equity grants in the event of an “Involuntary Termination” or “Change of Control” (both as defined in his employment agreement);

●	A severance payment equal to one year’s salary and continued benefits for one year in the event of “Involuntary Termination”;

●	In the event of a “Change of Control,” whether or not he is terminated, Mr. Quiram is entitled to (i) payment of two times his annual base salary, (ii) 24 months of benefits coverage, and (iii) accelerated vesting of all of his outstanding equity grants;

●	Payment or reimbursement of travel expenses from his present home in Minnesota and the lease of an apartment for Mr. Quiram near our Santa Barbara headquarters; and a special indemnity payment for any taxes resulting from the payment or reimbursement of such expenses; and

●	Lease of an automobile.

Change of Control Agreements

We also have “change of control” agreements with Mr. Buchanan and Mr. Shelton. The change of control agreement generally provides that, if the employee’s employment is terminated within twenty-four months of a “Change of Control” (as defined in the change of control agreements) either (i) by us for any reason other than death, “Cause” or “Disability” (as both terms are defined in the change of control agreements) or (ii) by the employee for “Good Reason” (as defined in the change of control agreements), then the terminated employee will be entitled to severance benefits salary continuation payments and continuation of health/life insurance benefits for 18 months and accelerated vesting for all outstanding unvested stock options and other equity securities held by the employee. Any payments or distributions made to or for the benefit of the named employees under these change of control agreements will be reduced, if necessary, to an amount that would result in no excise taxes being imposed under Internal Revenue Code Section 4999.

Merger Agreement.

As previously disclosed, the “outside date” of the Merger Agreement has passed, which means it can be terminated by either party, although it has not been terminated. The parties are negotiating a new merger agreement. However, the following discussion relates to the Merger Agreement that is currently in effect (although as noted its outside date has passed) because STI believes a similar arrangement would apply to any new merger agreement.

The Merger Agreement contemplates that material changes will be made to the change of control benefits to Mr. Quiram and all other beneficiaries of Change of Control Agreements, subject to their agreeing to such modifications. The following terms are subject to change until all parties have agreed, but the following represents the Company’s current expectations. Generally, in exchange for waivers of their existing entitlements, valued at approximately $1.5 million in cash if there were a change of control and (except for Mr. Quiram) certain terminations of employment, Mr. Quiram and such other beneficiaries are expected to agree that they will instead receive “Stock Consideration” and contingent “Warrant Consideration,” as described below.

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

It is unlikely that any Warrant Proceeds would be available, given the Company’s cash expenditures.

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. In December 2017, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan and to not award cash bonuses based on financial objectives going forward. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2020.

Equity Grants

For 2020, we made the no grants of restricted stock awards or options to our named executive officers. See “Merger Agreement” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2020:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable (1)	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)

Jeffrey A Quiram	6	-	28,440.00	1/25/2021	-	-
	3	-	26,280.00	2/9/2022	-	-
	6	-	3,780.00	3/7/2023	-	-
	180	-	3,180.00	12/5/2023	-	-
	133	-	330.00	11/9/2025	-	-
	3,000	-	19.20	10/16/2028	-	-

William J Buchanan	3	-	28,440.00	1/25/2021	-	-
	1	-	26,280.00	2/9/2022	-	-
	3	-	3,780.00	3/7/2023	-	-
	87	-	3,180.00	12/5/2023	-	-
	67	-	330.00	11/9/2025	-	-
	1,700	-	19.20	10/16/2028	-	-

Adam L Shelton	3	-	28,440.00	1/25/2021	-	-
	1	-	26,280.00	2/9/2022	-	-
	4	-	3,780.00	3/7/2023	-	-
	100	-	3,180.00	12/5/2023	-	-
	73	-	330.00	11/9/2025	-	-
	1,700	-	19.20	10/16/2028	-	-

(1)	These options are fully vested.

Non-employee Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors for 2020:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Lynn J. Davis	40,000	-	-	40,000

David W. Vellequette	45,000	-	-	45,000

Julia S. Johnson	37,500	-	-	37,500

(1)	The amounts in this column represent the aggregate grant date fair value of the options to purchase common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 5 to our audited financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. As of December 31, 2020: (i) Mr. Davis had 293 options to purchase common stock and no unvested shares of restricted common stock; (ii) Mr. Vellequette and Ms. Johnson each had 250 options to purchase common stock and no unvested shares of restricted common stock.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 15, 2021 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Superconductor Technologies Inc., 15511 W Hwy 71, Suite 110-105, Austin TX 78738.

Name	Number of Shares (1)	Percentage Ownership
Jeffrey A. Quiram	3,494	*
William J. Buchanan	1,937	*
Adam L. Shelton	1,976	*
Lynn J. Davis	468	*
David W. Vellequette	250	*
Julia S. Johnson	250	*

All executive officers and directors as a group (6 persons)	8,375	*

* Less than 1%.

(1)	Includes shares issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 2021 as follows: Mr. Quiram, 3,322 shares; Mr. Buchanan 1,858 shares; Mr. Shelton, 1,878 shares; Mr. Davis, 293 shares; Mr. Vellequette, 250 shares and Ms. Johnson, 250 shares; and all executive officers and directors as a group, 7,851 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The following table sets forth the aggregate fees billed to us by Marcum LLP for 2020 and 2019, all of which were pre-approved by our Audit Committee:

	Year Ended December 31,
	2020	2019
Audit fees (1)	$110,000	$175,000
All other fees (2)	-	55,000

Total	$110,000	$230,000

(1)	Includes fees for professional services rendered for the audit of our annual consolidated financial statements and review of our annual report on Form 10-K and for reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2020 and 2019.

(2)	These fees related to services rendered for our registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Index to Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation and Qualifying Accounts	F-22

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant as amended through March 1, 2006. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed March 11, 2013. (18)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 18, 2016. (25)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, filed July 19, 2018, effective July 24, 2018. (29)

3.4	Amended and Restated Bylaws of Registrant. (14)

3.5	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of Registrant. (15)

3.6	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of Registrant. (19)

4.1	Form of Common Stock Certificate. (13)

4.2	Form of Series B Preferred Stock Certificate. (24)

4.3	Form of Series C Preferred Stock Certificate. (26)

4.4	Form of Series D Preferred Stock Certificate. (27)

4.5	Form of Series E Preferred Stock Certificate. (38)

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Registrant filed November 13, 2007. (12)

4.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Registrant and form of Series B Convertible Preferred Stock Certificate. (24)

4.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Registrant and form of Series C Convertible Preferred Stock Certificate. (26)

Number	Description of Document

4.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Registrant and form of Series D Convertible Preferred Stock Certificate. (27)

4.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock of Registrant. (29)

4.11	Form of Warrant to Purchase Common Stock issued by Registrant on March 25, 2015, pursuant to the Purchase Agreement. (21)

4.12	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on March 25, 2015. (21)

4.13	Form of Series [A][B] Common Stock Purchase Warrant issued by Registrant on October 14, 2015. (22)

4.14	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on October 14, 2015. (22)

4.15	Form of Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (26)

4.16	Form of Placement Agent Warrant to Purchase Common Stock issued by Registrant on August 2, 2016. (26)

4.17	Form of Warrant to Purchase Common Stock issued by Registrant on December 14, 2016. (27)

4.18	Form of Pre-Funded Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.19	Form of Placement Agent Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.20	Form of Series A Common Stock Purchase Warrant issued by Registrant on March 9, 2018. (28)

4.21	Registration Rights Agreement dated March 6, 2018. (28)

4.22	Form of Common Stock Purchase Warrant issued by Registrant on July 30, 2018. (29)

4.23	Form of Placement Agent Common Stock Purchase Warrant issued by Registrant on July 30, 2018. (29)

4.24	Description of Securities (31)

10.1	Form of Change in Control Agreement dated March 28, 2003. (1)***

10.2	Form of Amendment No. 1 to Change in Control Agreement dated as of May 24, 2005. (7)***

10.3	Form of Amendment No. 2 to Change in Control Agreement dated as of December 31, 2006. (9)***

10.4	Patent License Agreement by and between Registrant and Lucent Technologies GRL LLC. (2)**

10.5	License Agreement between Registrant and Sunpower dated May 2, 2005. (3)**

10.6	Employment Agreement between Registrant and Jeffrey Quiram dated as of February 14, 2005. (4)***

10.7	Amendment to Employment Agreement between Registrant and Jeffrey Quiram dated as of December 31, 2006. (9)***

10.8	2003 Equity Incentive Plan As Amended May 25, 2005. (6)***

10.9	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan. (4)***

10.10	Management Incentive Plan (July 24, 2006). (8)***

10.11	Compensation Policy for Non-Employee Directors dated March 18, 2005. (5)***

10.12	Form of Director and Officer Indemnification Agreement. (20)***

Number	Description of Document

10.13	Lease Agreement between the Registrant and Prologis Texas III LLC dated December 5, 2011. (16)

10.14	First Amendment to Lease Agreement between the Registrant and Prologis Texas III LLC dated August 23, 2012. (17)

10.15	Second Amendment to Lease Agreement between Registrant and Prologis Texas III LLC dated July 18, 2014. (20)

10.16	Agreement between Registrant and Hunchun BaoLi Communication Co., Ltd. (“BAOLI”) dated August 17, 2007. (10)

10.17	First Amendment to Agreement between Registrant and BAOLI dated November 1, 2007. (11)

10.18	Second Amendment to Agreement between Registrant and BAOLI dated January 7, 2008. (11)

10.19	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements. (23) ***

10.20	Agreement and Plan of Merger, dated February 26, 2020, by and among Superconductor Technologies Inc., AIU Special Merger Company, Inc. and Allied Integral United, Inc. (30)

10.21	Asset Sales Agreements. (31)

14	Code of Business Conduct and Ethics. (7)

21	List of Subsidiaries. (32)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm. (32)

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (32)

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002. (32)

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (32) *

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. (32) *

101	Financials provided in XBRL format. (38)

(1)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003.
(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 11, 2004.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, filed November 10, 2004.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, filed May 6, 2005.
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 27, 2005.
(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 8, 2006.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 28, 2006.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 2, 2007.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, filed November 13, 2007.

(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 27, 2008.
(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K/A filed February 25, 2008.
(13)	Incorporated by reference from Registrant’s Form 10-K filed March 28, 2014.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 17, 2010.
(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 2, 2010.
(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 30, 2012.
(17)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed November 13, 2012.
(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 14, 2013.
(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 31, 2013.
(20)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 12, 2015.
(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 24, 2015.
(22)	Incorporated by reference from Registrant’s Form S-1/A filed October 6, 2015.
(23)	Incorporated by reference as Exhibit A to Registrant’s Schedule 14A filed October 31, 2013.
(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 13, 2015.
(25)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 18, 2016.
(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 2, 2016.
(27)	Incorporated by reference from Registrant’s Form S-1/A filed December 6, 2016.
(28)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 9, 2018.
(29)	Incorporated by reference from Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed July 24, 2018.
(30)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 3, 2020.
(31)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 6, 2020.
(32)	Filed herewith

*	Furnished, not filed.
**	Confidential treatment has been previously granted for certain portions of these exhibits.
***	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Superconductor Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superconductor Technologies Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and Schedule II — valuation and qualifying accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009.

Los Angeles, CA

March 31, 2021

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,276,000	$713,000
Accounts receivable, net	-	344,000
Inventory, net	68,000	263,000
Prepaid expenses and other current assets	76,000	76,000
Total Current Assets	1,420,000	1,396,000
Preferred interest in real estate	1,600,000	-
Property and equipment, net	-	233,000
Patents, licenses, net	-	641,000
Operating lease assets	-	152,000
Other assets	-	60,000
Total Assets	$3,020,000	$2,482,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$180,000	$527,000
Accrued expenses	135,000	292,000
Current lease liabilities	-	148,000
Total Current Liabilities	315,000	967,000
Long term lease liabilities	-	4,000
Other long term liabilities	-	8,000
Total Liabilities	315,000	979,000
Commitments and contingencies (Notes 7 and 8)
Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 issued and outstanding, respectively	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 3,151,780 and 1,773,189 shares issued and outstanding, respectively	3,000	2,000
Capital in excess of par value	334,632,000	330,474,000
Accumulated deficit	(331,930,000)	(328,973,000)
Total Stockholders’ Equity	2,705,000	1,503,000
Total Liabilities and Stockholders’ Equity	$3,020,000	$2,482,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2020	2019	2018
Commercial product revenues	$10,000	$5,000	$-
Government contract revenues	174,000	540,000	1,556,000
Total revenues	184,000	545,000	1,556,000
Costs and expenses:
Cost of commercial product revenues	190,000	3,259,000	2,245,000
Cost of government contract revenues	71,000	303,000	1,210,000
Research and development	178,000	2,353,000	2,352,000
Selling, general and administrative	2,704,000	3,918,000	3,972,000
Total costs and expenses	3,143,000	9,833,000	9,779,000
Loss from operations	(2,959,000)	(9,288,000)	(8,223,000)
Other Income and Expense
Adjustments to fair value of warrant derivatives	-	-	52,000
Adjustment to warrant exercise price	-	-	(24,000)
Other income	2,000	59,000	64,000
Net loss	$(2,957,000)	$(9,229,000)	$(8,131,000)
Basic and diluted net loss per common share	$(1.10)	$(12.33)	$(40.32)
Basic and diluted weighted average number of common shares outstanding	2,686,086	748,658	201,686

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2017	328,925	$-	107,465	$-	$316,726,000	$(311,613,000)	$5,112,000
Issuance of Series E preferred	4,135
Conversion of Series E preferred stock to common stock	(2,273)		64,942
Issuance of common stock (net of costs)			150,900	1,000	9,678,000		9,680,000
Stock-based compensation					84,000		84,000
Warrant Exercises			3,872
Cancellation of shares from reverse stock split			(119)
Net Loss						(8,131,000)	(8,131,000)
Balance at December 31, 2018	330,787	—	327,060	1,000	326,488,000	(319,744,000)	6,745,000
Conversion of Series E preferred stock to common stock	(1,862)		53,200
Conversion of prefunded warrants to common stock			390,000
Issuance of common stock (net of costs)			963,400	1,000	3,800,000		3,801,000
Stock-based compensation					87,000		87,000
Warrant Exercises			39,529		99,000		99,000
Net Loss						(9,229,000)	(9,229,000)
Balance at December 31, 2019	328,925	—	1,773,189	2,000	330,474,000	(328,973,000)	1,503,000
Issuance of common stock for preferred interest in real estate			400,000		1,600,000		1,600,000
Stock-based compensation					80,000		80,000
Warrant Exercises			978,594	1,000	2,478,000		2,479,000
Cancellation of shares from reverse stock split			(3)
Net Loss						(2,957,000)	(2,957,000)
Balance at December 31, 2020	328,925	$—	3,151,780	$3,000	$334,632,000	$331,930,000	$2,705,000

See accompanying notes to the consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,957,000)	$(9,229,000)	$(8,131,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,000	820,000	1,015,000
Stock-based compensation expense	80,000	87,000	84,000
Gain from the sale of patents, property and equipment	(510,000)	—	—
Write-down of intangibles	134,000	—	—
Obsolete inventory	190,000	—	—
Adjustments to fair value of warrant derivatives	—	—	(52,000)
Adjustments to warrant exercise price	—	—	24,000
Changes in assets and liabilities:
Accounts receivable	344,000	(343,000)	151,000
Inventory	5,000	(90,000)	(70,000)
Prepaid expenses and other current assets	—	(16,000)	22,000
Patents and licenses	—	—	14,000
Other assets	—	9,000	—
Accounts payable, accrued expenses and other liabilities	(462,000)	(41,000)	12,000
Net cash used in operating activities	(3,138,000)	(8,803,000)	(6,931,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of patents, property and equipment	1,222,000	—	—
Purchase of property and equipment	—	—	(189,000)
Net cash provided by (used in) investing activities	1,222,000	—	(189,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common, prefunded warrants and preferred stock	—	3,801,000	9,680,000
Net proceeds from exercise of warrants	2,479,000	99,000	—
Net cash provided by financing activities	2,479,000	3,900,000	9,680,000
Net increase (decrease) in cash and cash equivalents	563,000	(4,903,000)	2,560,000
Cash and cash equivalents at beginning of year	713,000	5,616,000	3,056,000
Cash and cash equivalents at end of year	$1,276,000	$713,000	$5,616,000

NONCASH INVESTING:
Acquisition of preferred interest in real estate in exchange for common stock	$1,600,000	$—	$—

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

On February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (which will change its name to, and is therefore referred herein as, “Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby our wholly-owned subsidiary will merge with and into Clearday in a stock-for-stock transaction with Clearday (the “Merger”), with Clearday surviving and becoming our wholly-owned subsidiary, which will then change its name to Clearday, Inc (the “Merger Agreement”).

If a merger is not consummated with Clearday in the near future, we will likely be required to liquidate or declare bankruptcy, in which case there would likely be no payments to common stock holders.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $331.9 million. In 2020, we incurred a net loss of $3.0 million and had negative cash flows from operations of $3.1 million. In 2019, we had an accumulated deficit of $329 million, a net loss of $9.2 million and negative cash flows from operations of $8.8 million. At December 31, 2020, we had $1.3 million in cash. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a strategic investment financing which would allow us to pursue our current business plan, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2021 to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans regarding improving our future liquidity will require us to successfully implement our strategic plan to explore strategic alternatives focused on maximizing shareholder value. Strategic alternatives considered included, among others, a strategic investment financing which would allow the company to pursue its current business plan, a business combination such as a merger with another party, or a sale of STI. On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We will maintain operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire. The plan also included a 70% employee workforce reduction.

As noted above, on February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (which will change its name to, and is therefore referred herein as, “Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby our wholly-owned subsidiary will merge with and into Clearday in a stock-for-stock transaction with Clearday (the “Merger”), with Clearday surviving and becoming our wholly-owned subsidiary, which will then change its name to Clearday, Inc (the “Merger Agreement”).

As previously disclosed, on May 12, 2020, the Merger Agreement was amended by the parties to (i) add a covenant that the parties shall use their commercially reasonable efforts to cause STI to at all times remain listed on the Nasdaq Capital Market (or higher tier) and that if STI ceases to be listed on the Nasdaq Capital Market then the parties shall (including after the closing of the Merger) use their commercially reasonable efforts to cause STI to become listed on either the Nasdaq Capital Market or the NYSE MKT as promptly as reasonably possible, (ii) remove the conditions to closing the Merger that Nasdaq must determine that all listing deficiencies have been cured and determine to approve the listing of STI’s common stock on the Nasdaq and remove any other provisions in the Merger Agreement of like effect, (iii) extend the “outside date” for the Merger to close until the close of business on September 21, 2020 and (iv) require a customary tax representation letter from STI as a closing condition

As previously disclosed, due to our failure to comply with its listing conditions, the Nasdaq Stock Market notified us that it intended to complete the delisting of our common stock by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission, which it did on February 2, 2021. Our common stock is no longer listed on a National Securities Exchange. Our stock trades on the OTC QB Market.

As also previously disclosed, we announced that, although the “outside date” of our Merger Agreement with Clearday has expired, both the Company and Clearday intended to finalize an amendment to the Merger Agreement or enter into a new merger agreement and proceed with the merger. Clearday has informed us that the listing of our common stock on the Nasdaq would not be a condition to the closing of the merger. The parties are negotiating a new merger agreement (instead of an extension to the Merger Agreement) that would result in a similar all stock reverse acquisition of us, however there is no assurance that the parties will complete such negotiation successfully or conclude the merger or any transaction at all.

Clearday has paid us $120,000 as a good faith, non-refundable, payment to provide us cash flow support as we negotiate a new merger agreement.

As discussed below, we also obtained a Paycheck Protection Program loan of approximately $468,000. We believe these funds will be sufficient to conclude a merger with Clearday, if one can be negotiated and our shareholders approve the transaction by the third quarter of 2021. There is no assurance that this will occur and indeed there are significant risks that it will not occur.

If a merger is consummated with Clearday, of which there is no assurance, the merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage our existing Cryogenic Cooler as an enabling technology for one of its service offerings in the healthcare market.

If a merger is not consummated with Clearday in the near future, we will likely be required to liquidate or declare bankruptcy, in which case there would likely be no payments to common stock holders.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

On July 24, 2018, we effected a 1-for-10 reverse stock split of our common stock, or the 2018 Reverse Stock Split. As a result of the 2018 Reverse Stock Split, every ten shares of our pre-2018 Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The 2018 Reverse Stock Split did not change the authorized number of shares or the par value of our common stock.

In 2019, we undertook steps to reduce our ongoing operating costs and we raised net cash proceeds of $3.9 million from the sale of our common and preferred shares and warrants.

On September 9, 2020, we effected a 1-for-10 reverse stock split of our common stock, or the 2020 Reverse Stock Split. As a result of the 2020 Reverse Stock Split, every ten shares of our pre-2020 Reverse Stock Split common stock were combined and reclassified into one share of our common stock. The 2020 Reverse Stock Split changed the authorized number of shares from 250,000,000 to 25,000,000. The par value of our common stock remained $0.001.

Share and per share data included in the consolidated financial statements, as well as the notes to consolidated financial statements have been retroactively adjusted, as applicable, for the effect of the reverse stock splits. Certain of the information contained in the documents incorporated by reference herein and therein present information on our common stock on a pre-reverse stock split basis.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact of adopting this new standard on our consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements. Costs associated with idle capacity are charged to operations immediately. During 2020 we ceased production of our Conductus wire and expensed the remaining $190,000 of our wire inventory.

Preferred interest in real estate

On July 6, 2020, we entered into a Securities Purchase Agreement with Clearday, pursuant to which we acquired a preferred interest in real estate with a fair value of $1.6 million. The fair value of the real estate was based on the fact the building was acquired by Clearday in an arm’s-length, all-cash purchase, from an independent third party in November 2019. We obtained a broker’s price report indicating no material volatility in the building’s fair value since November 2019. In exchange for the preferred interest in the real estate, we issued 400,000 shares of our common stock a fair value $4.00 per share, based on the intraday stock trading price on July 6, 2020. Our preferential interest in the real estate is based solely upon an event of liquidation or dissolution of the real estate, which the Company cannot force; the Company will be entitled to proceeds from liquidation or dissolution up to $1.6 million.

Property and Equipment

Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements and assets financed under capital leases are amortized over the shorter of their useful lives or the lease term. Furniture and fixtures are depreciated over seven years. Expenditures for additions and major improvements are capitalized. Expenditures for minor tooling, repairs and maintenance and minor improvements are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. During 2020 we ceased production of our Conductus wire and sold most of our production wire equipment for a gain of $510,000. There were no disposals in 2019.

Patents, Licenses and Purchased Technology

Patents and licenses are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or approximately seventeen years. During 2020 we ceased production of our Conductus wire and sold many of our wire patents for no gain or loss and recognized a $134,000 impairment of other patents.

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

No liabilities for uncertain tax positions were recorded in the current year. No interest or penalties on uncertain tax positions have been expensed to date. We are not under examination by any taxing authorities. The federal statute of limitations for examination of us is open for 2017 and subsequent filings. Additionally, the statute of limitations for examination of our net operating loss carryforwards is open for a 20 year period subsequent to each loss year.

We implemented ASU 2016-09 during the first quarter of 2017 as stipulated in the FASB guidance for publicly traded entities. To account for the implementation of ASU 2016-09, we accounted for previously unrecognized excess tax benefits by recognizing those benefits. Due to our full valuation allowance, this recognition has no effect on the net accrual after the valuation allowance.

Marketing Costs

All costs related to marketing and advertising our products are charged to operations as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three years in the period ended December 31, 2020.

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

The following table presents details of total stock-based compensation expense that is included in each functional line item on our consolidated statements of operations:

	2020	2019	2018
Cost of Commercial product revenues	$3,000	$3,000	$3,000
Research and development	9,000	10,000	12,000
Selling, general and administrative	68,000	74,000	69,000
	$80,000	$87,000	$84,000

The impact to the consolidated statements of operations for 2020, 2019 and 2018 on basic and diluted earnings per share was $0.03, $0.12 and $0.42, respectively. No stock compensation cost was capitalized during the three year period ended December 31, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying amount of accounts receivable, inventory, fixed assets, preferred interest in real estate, intangibles, fair value of options and warrants, estimated provisions for warranty costs, accruals for restructuring and lease abandonment costs, contract revenues, income taxes and disclosures related to the litigation. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, accounts receivable, and other current assets and other current liabilities as of December 31, 2020 and December 31, 2019 approximate fair value.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The fair value of our warrant liabilities was determined based on level 3 inputs. These derivative liabilities, which expired in August 2018 and had no value at December 31, 2019 or December 31, 2020, were adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustment to Fair Value of Derivatives.

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

Certain Risks and Uncertainties

With respect to our historical Conductus wire business, we expected to also have some customer concentration in that business as we commercialized our wire product. The loss of or reduction in sales, or the inability to collect outstanding accounts receivable, from any significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We relied on a limited number of suppliers for key components of our products. The loss of any of these suppliers could have material adverse effect on our business, financial condition, results of operations and cash flows. Since early 2020, when we ceased additional manufacturing of our Conductus wire, much of this risk was limited.

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

If a merger is consummated with Clearday, of which there is no assurance, the merged company will focus on the development of Clearday’s non-residential daily care service model as well as the continued operation of Clearday’s existing Memory Care America residential memory care facilities. As part of plans to develop and expand its assortment of innovative, non-residential daily care services, Clearday intends to leverage our existing Cryogenic Cooler as an enabling technology for one of its service offerings in the healthcare market.

If a merger is not consummated with Clearday in the near future, we will likely be required to liquidate or declare bankruptcy, in which case there would likely be no payments to common stock holders.

For more risks of our business, see Item 1A, “Risk Factors” in this Report and other filings with the Securities and Exchange Commission.

Note 3 — Short Term Borrowings

None

Note 4 — Income Taxes

We incurred a net loss in each year of operation since inception resulting in no current or deferred tax expense for 2020, 2019 or 2018.

As of December 31, 2020, the Company’s foreign subsidiaries had negative earnings and profits. As a result, no income tax provision was required for the deemed repatriation tax or the global intangible low tax income (GILTI) tax.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for 2020, 2019 and 2018 as follows:

	2020	2019	2018
Tax benefit computed at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes due to:
Change in tax rate under tax reform	—	—	—
Change in valuation allowance	(21.0)	(21.0)	(21.0)
	—%	—%	—%

The significant components of deferred tax assets (liabilities) at December 31 are as follows:

	2020	2019
Loss carryforwards	$2,990,000	$3,662,000
Depreciation & Amortization	76,000	684,000
Stock Option Compensation	17,000	394,000
Other	84,000	132,000
Less: valuation allowance	(3,167,000)	(4,872,000)
	$—	$—

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of approximately $297.9 million which of which expire in the years 2021 through 2038. Of these amounts, $50.8 million resulted from the acquisition of Conductus. We also had $15.6 million of Federal net operating losses from post 2017 years which do not expire. Under the Internal Revenue Code change of control limitations, a maximum of $14.2 million will be available for reduction of future taxable income.

Due to the uncertainty surrounding their realization, we have recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet. The valuation allowance decreased by $814,000 in 2019 and decreased by $1,705,000 in 2020.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate,” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. We had changes in ownership in August 1999, December 2002, June 2009, August 2013, December 2016 and May 2019. In addition, we acquired the right to Conductus’ net operating losses, which are also subject to the limitations imposed by Section 382. Conductus underwent seven ownership changes, which occurred in February 1999, February 2001, December 2002, June 2009, August 2013, December 2016 and May 2019. Therefore, the ability to utilize Conductus’ and our net operating loss carryforwards of $285.9 million which were incurred prior to the 2019 ownership changes, will be subject in future periods to annual limitations of $115,000. Net operating losses released from this limitation and/or incurred by us subsequent to the ownership changes and therefore not subject to this limitation totaled $12.2 million. An additional $115,000 in losses were released from limitation during the year under Section 382.

Note 5 — Stockholders’ Equity

Public Offerings

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings.

We had no private or public equity offerings in 2020.

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

On July 30, 2018 we completed a public offering of an aggregate of 257,142 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 257,142 shares of common stock with gross proceeds to us of $9.0 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $7.98 million. The offering was priced at $35 per share of common stock (or common stock equivalent), with each share of common stock (or common stock equivalent) sold with one five-year warrant to purchase one share of common stock, at an exercise price of $35 per share.

In connection with the offering, we issued 139,000 shares of our common stock at a price of $35 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $35 (the “Warrants”). These securities were offered in the form of a Class A Unit but were immediately separable and were issued separately at the closing.

For certain investors who would otherwise hold more than 4.99% (or at the election of a purchaser, 9.99%) of our common stock following the registered offering, we issued to such investors an aggregate of 4,135.0015 Class B Units (equivalent to 118,142 shares of our common stock), consisting of shares of a new class of preferred stock designated Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $35 per share of common stock, together with an equivalent number of Warrants in the same form and economic terms based on the related purchase price as the purchasers of the Class A Units (the “Class B Units” and together with the “Class A Units”, the “Units”). These securities offered in the form of a Class B Unit were immediately separable and were issued separately at the closing. At December 31, 2018, 2,273 Series E Convertible Preferred Stock had been converted into 64,942 shares of common stock and 1,862 Series E Convertible Preferred Stock, convertible into 53,200 shares of common stock, remained unconverted. On March 21, 2019, the remaining 1,862 Series E Convertible Preferred Stock, were converted into 53,200 shares of common stock.

On March 9, 2018, we issued a total of 15,810 shares of common stock (or common stock equivalents) in the form of 11,900 shares of our common stock at a price of $126.50 per share and, for investors who would otherwise hold more than 9.99% of the Company’s common stock following the registered offering, we agreed to issue to such investors pre-funded warrants to purchase 3,910 shares of the Company’s common stock at a price of $125.50 per warrant subject to payment of an additional $1.00 upon exercise, which are common stock equivalents. This registered offering of common stock (and common stock equivalents) provided gross proceeds to us of $2.0 million, and net proceeds to us, after deducting the placement agent fees and our estimated offering expenses, of $1.7 million. In a concurrent private placement, we issued to the investor unregistered warrants to purchase 15,810 shares of common stock. The warrants have an exercise price of $114 per share, and are exercisable immediately and will expire five years and nine months from the date of issuance.

On April 4, 2018, the 3,910 pre-funded warrants issued in connection with our March 2018 financing noted above were exercised, on a cashless basis, and we issued 3,872 shares of our common stock.

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

In February 2008, we issued to Hunchun BaoLi Communication Co. Ltd. (“BAOLI”) and two related purchasers a total of (a) 3,101,361 shares of our common stock and (b) 611,523 shares of our Series A Preferred Stock. Subject to the terms and conditions of our Series A Preferred Stock and to customary adjustments to the conversion rate, each share of our Series A Preferred Stock was initially convertible into ten shares of our common stock with any conversion subject to the number of shares of our common stock beneficially owned by BAOLI and affiliates following such conversion not exceeding 9.9% of our outstanding common stock. At December 31, 2018, 328,925 shares of our Series A Preferred Stock were outstanding which, subject to the foregoing restrictions, are convertible into 182 shares of common stock. Except for a preference on liquidation of $.001 per share, each share of Series A Preferred Stock is the economic equivalent of the number of shares of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock does not have any voting rights.

As of December 31, 2018, all of our issued Series B, C and D Preferred Stock had been converted into our common stock.

In late July 2018, we issued 4,135.0015 Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into our common stock at a conversion price equal to $35 per share of common stock (see Public Offerings above). At December 31, 2018, 2,273.0015 Series E Convertible Preferred Stock had been converted into 64,942 shares of common stock and 1,862 Series E Convertible Preferred Stock, convertible into 53,200 shares of common stock, remained unconverted. On March 21, 2019, the remaining 1,862 Series E Convertible Preferred Stock, were converted into 53,200 shares of common stock.

Common Stock

We entered into a Securities Purchase Agreement, which was consummated on July 6, 2020, pursuant to which we issued 400,000 shares of our common stock in exchange for a preferred equity interest in real estate we value at $1.6 million, implying a purchase price of $4.00 per share.

On October 10, 2019 we issued 1,183,400 shares of our common stock (or common stock equivalents) and coupled with a five year warrant to purchase one share of common stock at an exercise price of $2.50.

On May 23, 2019 we issued 170,000 shares of our common stock at a price of $10 per share. The offering was priced at $10 per share of common stock.

On July 30, 2018 we issued 139,000 shares of common stock at a price of $35 per share, with each share of common stock coupled with a five year warrant to purchase one share of common stock, at an exercise price of $35. For certain investors who would otherwise hold more than 4.99% of our common stock following the registered offering, we agreed to issue to such investors in the form of Class A Units, 4,435.0015 shares of a new class of preferred stock designated Series E Convertible Preferred Stock with a stated value of $1,000 and which are convertible into 118,142 shares of our common stock at a conversion price equal to $35 per share.

On April 4, 2018, 3,910 pre-funded warrants issued in connection with our March 9, 2018 financing noted below were exercised, on a cashless basis, and we issued 3,872 shares of our common stock.

On March 9, 2018, we issued a total of 15,810 shares of common stock (or common stock equivalents) in the form of 11,900 shares of our common stock at a price of $126.50 per share and, for investors who would otherwise hold more than 9.99% of the Company’s common stock following the registered offering, we agreed to issue to such investors pre-funded warrants to purchase 3,910 shares of the Company’s common stock at a price of $125.50 per warrant subject to payment of an additional $0.10 upon exercise, which are common stock equivalents.

Equity Awards

At December 31, 2020, we had two equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plans”) although we can only grant new options under the 2013 Equity Incentive Plan. Under the Stock Option Plans, stock awards may be made to our directors, key employees, consultants, and non-employee directors and may consist of stock options, stock appreciation rights, restricted stock awards, performance awards, and performance share awards. Stock options must be granted at prices no less than the market value on the date of grant.

There were no stock option exercises in the last three years.

No stock options were granted in 2020 or 2019, but stock options were granted in 2018. The weighted average fair value of options has been estimated at the date of the grant using the Black-Scholes option-pricing model. The following are the significant weighted average assumptions used for estimating the fair value under our stock option plans:

	2020	2019	2018
Per share fair value at grant date	—	—	$14.50
Risk free interest rate	—	—	3.0%
Expected volatility	—	—	224%
Dividend yield	—	—	0%
Expected life in years	—	—	4.0

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

At December 31, 2020, common stock totaling 7,845 shares were available for future grants and options covering 7,863 shares were outstanding but not yet exercised. Option activity during the three years ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,261	$3,700.30
Granted	12,800	19.20
Canceled	(29)	47,239.00
Exercised	—	—
Outstanding at December 31, 2018	14,032	252.90
Granted	—	—
Canceled	(307)	4,723.90
Exercised	—	—
Outstanding at December 31, 2019	13,725	252.00
Granted	—	—
Canceled	(5,862)	246.80
Exercised	—	—
Outstanding at December 31, 2020	7,863	$255.90

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2020:

				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.20 - $19.20	7,150	7.8	$19.20	7,150	$19.20
330.00 – 330.00	300	4.9	330.00	300	330.00
3,180.00 – 4,275.00	395	2.9	3,245.34	395	3,245.34
$26,280.00 - $28,440.00	18	0.4	27,802.76	18	27,802.76
	7,863	7.4	$255.90	7,863	$255.90

Our outstanding options expire on various dates through October 2028. The weighted-average contractual term of outstanding options and the weighted-average contractual term of currently exercisable options was 7.4 years. There were no exercisable options at December 31, 2020, December 31, 2019 or December 31, 2018 with a price less than the then market value.

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to four years. The following is a summary of our restricted stock award transactions for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance nonvested at December 31, 2019	33	$105.00
Granted	-	-
Vested	(33)	105.00
Forfeited	-	-
Balance nonvested at December 31, 2020	-	$-

There were no restricted stock awards during each of the past three years.

No stock compensation cost was capitalized during the periods. At December 31, 2020, there was $0 compensation cost related to non-vested option awards not yet recognized and $0 compensation cost related to non-vested stock awards not yet recognized.

Warrants

The following is a summary of outstanding warrants at December 31, 2020:

	Total	Currently Exercisable	Price per Share	Expiration Date

Warrants related to August 2016 financing	5,350	5,350	$300.00	February 2, 2022
Warrants related to August 2016 financing	500	500	$385.50	August 2, 2021
Warrants related to December 2016 financing	68,567	68,567	$200.00	December 14, 2021
Warrants related to March 2018 financing	15,810	15,810	$114.00	September 9, 2023
Warrants related to March 2018 financing	1,107	1,107	$158.00	March 6, 2023
Warrants related to July 2018 financing	257,143	257,143	$35.00	July 25, 2023
Warrants related to July 2018 financing	15,428	15,428	$43.75	July 25, 2023
Warrants related to May 2019 financing	11,900	11,900	$12.50	May 23, 2024
Warrants related to October 2019 financing	217,200	217,200	$2.50	October 10, 2024
Warrants related to October 2019 financing	30,916	30,916	$3.13	October 8, 2024

On October 10, 2019 we completed a public offering of an aggregate of 1,183,400 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 1,183,400 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $2.50 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The placement agent received warrants to purchase 82,838 shares of common stock, at an exercise price of $3.125, that will expire October 8, 2024 and are subject to a six month lock-up. In the quarter ended December 31, 2019, 39,528 of these warrants were exercised, providing us with proceeds of $99,000. During 2020, an additional 978,594 of these warrants were exercised, providing us with proceeds of $2.5 million.

On May 23, 2019 we completed a public offering of an aggregate of 170,000 shares of our common stock with gross proceeds to us of $1.7 million. The offering was priced at $10 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.4 million. The placement agent received warrants to purchase 11,900 shares of common stock, at an exercise price of $12.50, that are subject to a nine month lock-up and will expire May 23, 2024.

On July 30, 2018 we completed a public offering of an aggregate of 257,142 shares of our common stock (or common stock equivalents initially in the form of Series E Preferred Stock) and warrants to purchase an aggregate of 257,142 shares of common stock with gross proceeds to us of $9.0 million. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was $7.98 million. The offering was priced at $35 per share of common stock (or common stock equivalent), with each share of common stock (or common stock equivalent) sold with one five-year warrant to purchase one share of common stock, at an exercise price of $35 per share. The placement agent also received warrants to purchase 15,428 shares of common stock, at an exercise price of $43.75, that are subject to a six month lock-up and will expire July 25, 2023.

On March 7, 2018, we announced the pricing of a registered offering of common stock (and common stock equivalents) with total gross proceeds of approximately $2 million. The closing of the registered public offering was completed on March 9, 2018. The net proceeds to us from the registered offering, after deducting the placement agent fees and our estimated offering expenses, was $1.7 million. In a concurrent private placement, we issued to the investor in the registered offering, an unregistered warrant (the “Warrants”) to purchase one share of common stock for each share of common stock or Pre-funded Warrants purchased in the registered offering. The Warrants have an exercise price of $114 per share, shall be exercisable immediately and will expire five years and six months from the date of issuance. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. The exercise price of the Warrants is not subject to a “price-based” anti-dilution adjustment.

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

Note 6 — Employee Savings Plan

In December 1989, the Board of Directors approved a 401(k) savings plan (the “401(k) Plan”) for our employees that became effective in 1990. Eligible employees may elect to make contributions under the terms of the 401(k) Plan; however, contributions by us are made at the discretion of management. We made a contribution of $29,000 to the 401(k) plan in 2020, and $79,000 and $72,000 in 2019 and 2018, respectively.

Note 7 — Commitments and Contingencies

Operating Leases

We leased all of our properties. All of our operations, including our manufacturing facilities, comprising approximately 94,000 square feet, were located in an industrial complex in Austin, Texas that expired in March 31, 2020. We did not be renew this lease as we ceased our Conductus wire manufacturing efforts to pursue our merger with Clearday. Our Austin lease contained a renewal option and also required us to pay utilities, insurance, taxes and other operating expenses.

For 2020, 2019 and 2018, rent expense was $203,000, $579,000, and $387,000, respectively.

Patents and Licenses

We had entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2026. Royalty expenses totaled $0 in 2020, $45,000 in 2019 and $45,000 in 2018. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

We have no minimum lease payments under operating leases and license obligations going forward.

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

Since their impact would be anti-dilutive, our loss per common share does not include the effect of the assumed exercise or vesting of any of the following shares:

	2020	2019	2018
Outstanding stock options	7,863	13,725	14,032
Unvested restricted stock awards	-	33	200
Outstanding warrants	623,921	1,618,123	379,684
Total	631,784	1,631,881	393,916

Also, the convertible preferred stock, which is convertible into 182 and 182 and 53,382 shares of common stock at December 31, 2020 and 2019 and 2018, respectively, was not included since their impact would be anti-dilutive.

Note 11 — Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Balance Sheet Data:

	December 31, 2020	December 31, 2019
Accounts receivable:
Accounts receivable-trade	$-	$347,000
Less: allowance for doubtful accounts	-	(3,000)
	$-	$344,000

	December 31, 2020	December 31, 2019
Inventories:
Raw materials	$-	$152,000
Reserve for raw materials	-	-
Work-in-process	68,000	111,000
Reserve for work-in-process	-	-
Finished goods	-	-
Reserve for finished goods	-	-
	$68,000	$263,000

	December 31, 2020	December 31, 2019
Property and Equipment:
Equipment	$316,000	$11,911,000
Leasehold improvements	-	1,065,000
Furniture and fixtures	-	205,000
	316,000	13,181,000
Less: accumulated depreciation and amortization	(316,000)	(12,948,000)
	$-	$233,000

Depreciation and amortization expense amounted to $38,000, $820,000, and $1,015,000 in 2020, 2019, 2018, respectively.

	December 31, 2020	December 31, 2019
Patents, Licenses and Purchased Technology:
Patents pending	$-	$-
Patents issued	278,000	1,712,000
Less accumulated amortization	(278,000)	(1,071,000)
Net patents issued	-	641,000
	$-	$641,000

Amortization expense related to these items totaled $11,000, $45,000 and, $43,000 in 2020, 2019, and 2018, respectively. Amortization expenses related to these items are expected to total $0 in 2021 and 2022.

	December 31, 2020	December 31, 2019
Accrued Expenses and Other Long Term Liabilities:
Salaries payable	$10,000	$23,000
Compensated absences	125,000	211,000
Compensation related	-	4,000
Warranty reserve	-	8,000
Operating lease	-	152,000
Other	-	54,000

Total	135,000	452,000
Less current portion	(135,000)	(440,000)
Long-term portion	$-	$12,000

	2020	2019	2018
Warranty Reserve Activity:
Beginning balance	$8,000	$8,000	$8,000
Additions	-	-	-
Deductions	8,000	-	-
Ending balance	$-	$8,000	$8,000

Note 12 — Subsequent Events

On February 26, 2021, we received a $468,040 Paycheck Protection Plan Loan from the U.S. Small Business Administration. The funds will help insure our viability as we complete our merger with Clearday. We will evaluate the potential forgiveness of some of this loan going forward.

SUPERCONDUCTOR TECHNOLOGIES INC

Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Ending Balance
2020
Allowance for Uncollectible Accounts	$3,000	$—	$—	$3,000	$-
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	8,000	-
Deferred Tax Asset Valuation Allowance	4,872,000	—	—	(1,705,000)	3,167,000

2019
Allowance for Uncollectible Accounts	3,000	—	—	—	3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	5,686,000	—	—	(814,000)	4,872,000

2018
Allowance for Uncollectible Accounts	3,000	—	—	—	3,000
Reserve for Inventory Obsolescence	—	—	—	—
Reserve for Warranty	8,000	—	—	—	8,000
Deferred Tax Asset Valuation Allowance	$3,906,000	—	$1,780,000	—	$5,686,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey A. Quiram	President, Chief Executive Officer and Director	March 31, 2021
Jeffrey A. Quiram	(Principal Executive Officer)

/s/ William J. Buchanan	Chief Financial Officer	March 31, 2021
William J. Buchanan	(Principal Financial and Accounting Officer)

/s/ Julia S. Johnson	Director	March 31, 2021
Julia S. Johnson

/s/ David W. Vellequette	Director	March 31, 2021
David W. Vellequette

/s/ Lynn J. Davis	Director	March 31, 2021
Lynn J. Davis