Form 10-Q
period 2021-04-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2021-05-18
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

We had 3,151,780 shares of our common stock outstanding as of the close of business on May 11, 2021.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three Months Ended April 3, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward-looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	our planned merger with Allied Integral United, Inc. is subject to various uncertainties and risks and to conditions that have not yet been satisfied and there is no assurance the merger will be consummated;

●	if we fail to complete our merger with Allied Integral United, Inc. we will have limited business options available as we have sold significant portions of our operating assets, and will likely need to seek bankruptcy protection;

●	our limited cash and a history of losses;

●	our need to raise additional capital or complete a strategic alternative for the company. If we are unable to raise capital our ability to implement our current strategic plan and ultimately our viability as a company could be adversely affected;

●	the impact of any financing activity on the level of our stock price;

●	the dilutive impact of any issuances of securities to raise capital;

●	cost and uncertainty from compliance with environmental regulations;

●	the impact on the level of our stock price due to our September 10, 2020 1-for10 reverse stock split and the NASDAQ decision to delist our common stock effective February 12, 2021; and

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customer.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020

Commercial product revenues	$-	$10,000
Government contract revenues	-	174,000
Total revenues	-	184,000

Costs and expenses:
Cost of commercial product revenues	-	190,000
Cost of government contract revenues	-	71,000
Research and development	-	178,000
Selling, general and administrative	569,000	825,000

Total costs and expenses	569,000	1,264,000

Loss from operations	(569,000)	(1,080,000)

Other Income and Expense:
Other income	-	1,000

Net loss	$(569,000)	$(1,079,000)

Basic and diluted net loss per common share	$(0.18)	$(0.56)

Basic and diluted weighted average number of common shares outstanding	3,151,780	1,927,279

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,2021	December 31, 2020
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$1,291,000	$1,276,000
Inventories, net	68,000	68,000
Prepaid expenses and other current assets	19,000	76,000
Total Current Assets	1,378,000	1,420,000

Preferred interest in real estate	1,600,000	1,600,000
Total Assets	$2,978,000	3,020,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$224,000	$180,000
Accrued expenses	30,000	135,000
Total Current Liabilities	254,000	315,000
Long term debt	468,000	-
Total Liabilities	722,000	315,000

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 3,151,780 and 3,151,780 shares issued and outstanding, respectively	3,000	3,000
Capital in excess of par value	334,752,000	334,632,000
Accumulated deficit	(332,499,000)	(331,930,000)
Total Stockholders’ Equity	2,256,000	2,705,000
Total Liabilities and Stockholders’ Equity	$2,978,000	$3,020,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2020 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(569,000)	$(1,079,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	38,000
Stock-based compensation expense	-	21,000
Gain from sale of property and equipment	-	(510,000)
Write-down of intangibles	-	134,000
Obsolete inventory	-	190,000
Changes in assets and liabilities:
Accounts receivable	-	(124,000)
Inventories	-	5,000
Prepaid expenses and other current assets	(57,000)	(58,000)
Accounts payable, accrued expenses and other current liabilities	173,000	(87,000)
Net cash used in operating activities	(453,000)	(1,470,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of patents, property and equipment	-	1,212,000
Net cash provided by investing activities	-	1,212,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan	468,000	-
Net proceeds from the exercise of warrants	-	1,388,000
Net cash provided by financing activities	468,000	1,388,000

Net increase in cash and cash equivalents	15,000	1,130,000
Cash and cash equivalents at beginning of period	1,276,000	713,000
Cash and cash equivalents at end of period	$1,291,000	$1,843,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.General

Please see “Our Future Business” below regarding material information and updates that in many material respects superseded and modify the following general business description.

Superconductor Technologies Inc (“STI”) was a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. Superconductivity is the unique ability to conduct electricity with little or no resistance when cooled to “critical” temperatures. HTS materials are a family of elements that demonstrate superconducting properties at temperatures significantly warmer than previous superconducting materials. Electric currents that flow through conventional conductors encounter resistance. This resistance requires power to overcome and generates heat. HTS materials can substantially improve the performance characteristics of electrical systems, reduce power loss, and lower heat generation providing extremely high current carrying density and zero resistance to direct current.

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

In early 2018, we announced the concentration of our future HTS Conductus® wire product development efforts on NGEM to capitalize on several accelerating energy megatrends. This refined focus is very synergistic with our program with the Department of Energy (DOE) award for the development of superconducting wire to enable NGEM.

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We have maintained operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus wire. The plan also included a 70% employee workforce reduction.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5, 2020, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was approximately $1,075,000, all sold to purchasers having no affiliation with us.

As a result of these sales, we no longer have the ability to resume HTS wire operations without significant new investments and restructured operations and a new HTS wire business plan, neither of which we currently intend to pursue, as we instead focus our efforts on completing the Merger (as defined below).

Our Future Business

On February 26, 2020, we entered into a definitive merger agreement with Allied Integral United, Inc. (which will change its name to, and is therefore referred herein as, “Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby our wholly-owned subsidiary will merge with and into Clearday in a stock-for-stock transaction with Clearday (the “Merger”), with Clearday surviving and becoming our wholly-owned subsidiary, we will then change our name to Clearday, Inc (the “Merger Agreement”).

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

As also previously disclosed, we announced that, although the “outside date” of our Merger Agreement with Clearday has expired, both the Company and Clearday intended to finalize an amendment to the Merger Agreement or enter into a new merger agreement and proceed with a business combination. Clearday has informed us that the listing of our common stock on the Nasdaq would not be a condition to the closing of the merger. The parties are negotiating a new merger agreement (instead of an extension to the Merger Agreement) that would result in a similar all stock reverse acquisition of us. However, there is no assurance that the parties will complete such negotiation successfully or conclude the merger or any transaction at all.

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

If a merger is not consummated with Clearday in the near future, we will likely be required to liquidate or declare bankruptcy, in which case there would likely be no payments or value for common stock holders.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have incurred significant net losses since our inception and have an accumulated deficit of $332.5 million. In the three months ended April 3, 2021, we incurred a net loss of $569,000 and negative cash flows from operations of $453,000. In 2020, we incurred a net loss of $3.0 million and had negative cash flows from operations of $3.1 million. In 2020, we had an accumulated deficit of $331.9 million, a net loss of $9.2 million and negative cash flows from operations of $8.8 million. At December 31, 2020, we had $1.3 million in cash. Our cash resources may therefore not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a strategic investment financing which would allow us to pursue our current business plan, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2021 to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our April 3, 2021 and December 31, 2020 net inventory value was $68,000. During the three month period ending March 28, 2020 we ceased production of our Conductus wire and expensed the remaining $190,000 of wire inventory.

Preferred interest in real estate

We entered into a Securities Purchase Agreement with Clearday, which was consummated on July 6, 2020, pursuant to which we issued 400,000 shares of our common stock in exchange for a preferred interest in real estate we value at $1.6 million, implying a purchase price of $4.00 per share, based on the intraday stock trading price. The fair value of the real estate was based on the fact the building was acquired by Clearday in an arm’s-length all-cash purchase in November 2019 and a recent broker’s price report.

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

Other Assets and Investments

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer be used in operations and generate any positive cash flows for us. Periodically, long-lived assets that will continue to be used by us will need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections, as well as alternative uses, such as government contracts or awards. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. We tested our long-lived assets at April 3, 2021 and none of our long-lived assets had book value.

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

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $14.2 million of our $297.9 net operating loss carryforwards, which expire in the years 2021 through 2038, would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the quarters ended April 3, 2021 and March 28, 2020.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the quarters ended April 3, 2021 and March 28, 2020, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended
	April 3, 2021	March 28, 2020
Cost of commercial product revenues	$-	$1,000
Research and development	-	2,000
Selling, general and administrative	-	18,000
Total stock-based compensation expense	$-	$21,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents, and other current liabilities according to their approximate fair value as of April 3, 2021.

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

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three months ended April 3, 2021:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2020	328,925	$-	3,151,780	$3,000	$334,632,000	$(331,930,000)	$2,705,000
Merger partner contribution		-	-	-	120,000		120,000
Net loss						(569,000)	(569,000)
Balance at April 3, 2021	328,925	$-	3,151,780	$3,000	$334,752,000	$(332,499,000)	$2,256,000

The following is a summary of stockholders’ equity transactions for the three months ended March 28, 2020:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance at December 31, 2019	328,925	$-	1,773,189	$2,000	$330,474,000	$(328,973,000)	$1,503,000
Warrant exercises		-	555,171	-	1,383,000		1,388,000
Stock-based compensation					21,000		21,000
Net loss						(1,079,000)	(1,079,000)
Balance at March 28, 2020	328,925	$-	2,328,360	$2,000	$331,878,000	$(330,052,000)	$1,833,000

Stock Options

At April 3, 2021, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended April 3, 2021 or during the three months ended March 28, 2020.

The impact to the condensed consolidated statements of operations for the quarter ended April 3, 2021 on net loss was $0 and $0.00 on basic and diluted net loss per common share and for the quarter ended March 28, 2020 the impact was $20,000 and $0.01 on basic and diluted net loss per common share. No stock compensation cost was capitalized during either period. The total compensation cost related to nonvested awards not yet recognized was $0.

The following is a summary of stock option transactions under our Stock Option Plans at April 3, 2021:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2020	7,863	$19.20 - $ 28,440	$255.90	7,863	$255.90
Granted	-		-
Exercised	-		-
Canceled	12	28,440	28,440	12	28,440
Balance at April 3, 2021	7,851	$19.20 - $ 26,280	$211.24	7,851	$211.24

The outstanding options expire on various dates through the end of October 2028. The weighted-average contractual term of options outstanding is 7.2 years and the weighted-average contractual term of stock options currently exercisable is 7.2 years. The exercise prices for these options range from $19.20 to $26,280 per share, for a total weight-average exercise price of $1.7 million. At April 3, 2021, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. There were no restricted stock award transactions during the three months ended April 3, 2021.

The impact to the condensed consolidated statements of operations for the three months ended April 3, 2020 was $0 and $0.00 on basic and diluted net loss per common share and for the quarter ended March 28, 2020 the impact was $1,000 and $0.00 on basic and diluted net loss per common share. No stock compensation cost was capitalized during the period. There was no total compensation cost related to nonvested awards not yet recognized at April 3, 2021.

Warrants

The following is a summary of outstanding warrants at April 3, 2021:

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

On October 10, 2019 we completed a public offering of an aggregate of 1,183,400 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 1,183,400 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $0.25 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The placement agent received warrants to purchase 82,838 shares of common stock, at an exercise price of $3.125, that will expire October 8, 2024 and are subject to a six month lock-up. In the quarter ended December 31, 2019, 39,528 of these warrants were exercised, providing us with proceeds of $99,000. In the quarter ended March 28, 2020, an additional 555,171 of these warrants were exercised, providing us with proceeds of $1.4 million.

On May 23, 2019 we completed a public offering of an aggregate of 170,000 shares of our common stock with gross proceeds to us of $1.7 million. The offering was priced at $10 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.4 million. The placement agent received warrants to purchase 11,900 shares of common stock, at an exercise price of $1.25, that are subject to a nine month lock-up and will expire May 23, 2024.

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

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	April 3, 2021	March 28, 2020

Outstanding stock options	7,851	12,141
Unvested restricted stock awards	-	33
Outstanding warrants	623,921	1,062,819
Total	631,772	1,074,993

Also, the preferred stock convertible into 182 shares of common stock was not included since its impact would be anti-dilutive.

5. Commitments and Contingencies

Operating Leases

We leased all of our properties. All of our operations, including our manufacturing facilities, comprising approximately 94,000 square feet, were located in an industrial complex in Austin, Texas that expired in March 31, 2020. We did not renew this lease as we ceased our Conductus wire manufacturing efforts to pursue our merger with Clearday. Our Austin lease contained a renewal option and also required us to pay utilities, insurance, taxes and other operating expenses.

For the three months ended April 3, 2021, operating lease expense was $0.

Patents and Licenses

We had entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2026. Royalty expenses totaled $0 and $11,000 for the three months ended April 3, 2021 and March 28, 2020, respectively. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect any possible future audit adjustments to be significant.

We have no minimum payments under operating leases and license obligations going forward.

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

7. Details of Certain Financial Statement Components and Supplemental Disclosures of Cash Flow Information and Non-Cash Activities

Paycheck Protection Program Loan

During March 2021, we received loan proceeds in the amount of $468,000 under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP loan is evidenced by a promissory note in favor of the Lender, which bears interest at the rate of 1.00% per annum. No payments of principal or interest are due under the note until the date on which the amount of loan forgiveness (if any) under the CARES Act, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP loan, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. The Company utilized the PPP loan proceeds exclusively for Qualifying Expenses during the 24-week coverage period and will submit its application for forgiveness in accordance with the terms of the CARES Act and related guidance. In the event the PPP loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal.

To the extent, if any, that any or all of the PPP loan is not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on such Note as of the last day of the applicable Deferral Period by the applicable Maturity Date. The Company accounts for this loan on the balance sheet as financial liabilities reported as the long-term bank debt in the amount of $468,000.

Balance Sheet Data:

	April 3, 2021	December 31, 2020
Inventories:
Work In Process	68,000	68,000
	$68,000	$68,000

	April 3, 2021	December 31, 2020
Property and Equipment:
Equipment	$316,000	$316,000
	-
Less: accumulated depreciation and amortization	316,000	(316,000)
	$-	$-

Depreciation expense amounted to $0 and $27,000 for the three month periods ended April 3, 2021 and March 28, 2020, respectively.

	April 3, 2021	December 31, 2020
Patents and Licenses:
Patents issued	278,000	278,000
Less accumulated amortization	(278,000)	(278,000)
Net patents issued	-	-
	$-	$-

Amortization expense related to these items totaled $0 and $11,000 for of the three month periods ended April 3, 2021 and March 28, 2020. No amortization expense is expected for the remainder of 2021, 2022 and 2023.

	April 3, 2021	December 31, 2020
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$30,000	$10,000
Compensated absences	-	125,000
	30,000	135,000
Less current portion	(30,000)	(135,000)
Long term portion	$-	$-

	For the three months ended,
	April 3, 2021	March 28, 2020
Warranty Reserve Activity:
Beginning balance	$-	$8,000
Additions	-	-
Deductions	-	-
Ending balance	$-	$8,000

8. Subsequent Events

On May 14, 2021, the Company entered into an agreement and plan of merger with Allied Integral United, Inc. (known as “Clearday”) and a wholly-owned subsidiary of the Company. The agreement terminates the earlier merger agreement between the same parties, dated February 26, 2020, without liability. Subject to satisfaction of the conditions to closing of the merger, which include customary conditions and a minimum net working capital condition, the Company will issue common stock to the shareholders of Clearday such that, at the closing of the merger, the Company’s stockholders, and the Clearday stockholders would own, respectively, approximately 96.35% and 3.65% of the combined company’s outstanding shares. The merger agreement was approved by boards of directors of both companies and is subject to stockholder approval. Assuming satisfaction of conditions, the merger is expected to close in the third quarter of 2021. Clearday was incorporated on December 20, 2017 and commenced its business on December 31, 2018 when it acquired private funds that engaged in several businesses that have been conducted for the prior 15 years. Since December 2018, Clearday has been engaged in developing and providing the next generation of technology-enabled longevity care and wellness solutions, in alignment with the changing characteristics, expectations, and behaviors of the longevity consumer market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On February 26, 2020, we entered into a definitive merger agreement (with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services (the”Merger Agreement”), whereby our wholly-owned subsidiary will merge with and into Clearday in a stock-for-stock transaction with Clearday the “Merger”).

Results of Operations

Quarter Ended April 3, 2021 compared to the Quarter Ended March 28, 2020

We had $0 of revenue in the first quarter 2021. Total revenues decreased from $184,000 in the first quarter of 2020 to $0 in the first quarter of 2021. As noted above in “Our Future Business” we ceased work on additional manufacturing of our HTS Conductus wire. Commercial product revenues and government contract revenues are expected to remain near zero as we pursue our announced merger agreement.

Cost of revenues includes all direct costs, manufacturing overhead, preproduction process development and provision for excess and obsolete inventories. The cost of revenues decreased to $0 in the first quarter of 2021 compared to $190,000 for the first quarter of 2020. Our cost of revenues includes both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	For the quarters ended
	April 3, 2021	March 28 2020
	(Dollars in thousands)
Commercial product revenues	$-	$10
Cost of commercial product revenues	-	190
Gross loss	$-	$(180)

We had no commercial revenue and no cost of commercial cost of revenue and, therefore, no gross profit in the first quarter of 2021 from manufacturing of our commercial products compared to a gross loss of $180,000 in the first quarter of 2020. Our first quarter 2021 gross loss decreased due to our discontinued efforts to produce Conductus wire.

In June 2017, we finalized negotiations on a $4.5 million DOE contract and began work on this government contract. Funding for the second phase of this contact had been delayed until late 2019. Our first quarter 2021 government contract revenues were $0 and cost of government contract revenues was $0, compared to $174,000 and $71,000, respectively, in the first quarter of 2020. Since we have ceased manufacturing of our Conductus wire, we have now concluded our efforts on this contract.

Research and development expenses related to development of new Conductus wire products and new wire products manufacturing processes. Total expenses totaled $0 and $178,000, in the first quarters of 2021 and 2020, respectively. Our 2021 expenses decreased to $0 as we ceased these efforts at the end of January 2020 when we stopped work on our Conductus wire.

Selling, general and administrative expenses were $569,000 and $825,000, in the first quarters of 2021 and 2020, respectively. These expenses were lower in the first quarter of 2021 compared with the first quarter of 2020 principally due to our previously announced cost reduction plan and our reduced operations as we pursue our merger with Clearday.

Other income of $0 and $1,000 in the first quarters of 2021 and 2020, respectively, was from interest income.

We had a net loss of $569,000 and $1.1 million for quarters ended April 3, 2021 and March 28, 2020, respectively. The net loss available to common stockholders totaled $0.18 per common share in the first quarter of 2021, compared to a net loss of $0.56 per common share in the first quarter of 2020. The per share loss in 2021 is lower due to our terminated wire manufacturing efforts, our cost reduction plan and the increased number of common shares outstanding at April 3, 2021 compared to March 28, 2020.

Liquidity and Capital Resources

Cash Flow Analysis

As of April 3, 2021, we had working capital of $1.1 million, including $1.3 million in cash and cash equivalents, compared to working capital of $1.1 million at December 31, 2020, which included $1.3 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents was $1.3 million at April 3, 2021 and December 31, 2019.

Cash used in operations totaled $453,000 in the first quarter of 2021. This amount was used to fund the cash portion of our net loss with virtually no changes in our working capital.

No cash was used in or provided by investing activities in the three months ended April 3, 2021.

In the three months ended April 3, 2021, we received loan proceeds in the amount of $468,000 under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020.

Contractual Obligations and Commercial Commitments

We leased all of our properties. All of our leases expired or were terminated in March 2020. All of our operations were located in Austin, Texas.

We have not had other material changes outside of the ordinary course of business in our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Capital Expenditures

We made no investments for fixed assets in the first quarter of 2021 and we do not expect to make capital expenditures during the remainder of 2021.

Future Liquidity

For the quarter ended April 3, 2021, we incurred a net loss of $569,000 and had negative cash flows from operations of $453,000. In the full 2020 year, we incurred a net loss of $3 million and had negative cash flows from operations of $3.1 million.

Clearday made a good faith payment to us of $120,000 in early February 2021, which is non-refundable, to assist with our operating expenses as we negotiate a new merger agreement.

On February 26, 2021, we entered into an unsecured note evidencing our loan under the Paycheck Protection Program (the “PPP Loan”) in the principal amount of approximately $468,000. Proceeds of our PPP Loan may be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligations. Our current plans are to seek partial loan forgiveness in the amount of approximately $150,000, as permitted under the PPP Loan, and to repay the remainder.

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

Net Operating Loss Carryforward

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes. We concluded that under the Internal Revenue Code change of control limitations, a maximum of $14.2 million of our $297.4 million net operating loss carryforwards would be available for reduction of taxable income and reduced both the deferred tax asset and valuation allowance accordingly. Due to the uncertainty surrounding their realization, we recorded a full valuation allowance against our net deferred tax assets. Accordingly, no deferred tax asset has been recorded in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements in conformity with those principles requires us to make estimates of certain items and judgments as to certain future events including for example those related to bad debts, inventories, recovery of long-lived assets (including intangible assets), income taxes, warranty obligations, and contingencies. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have not made any material changes to our other policies.

Backlog

Our commercial backlog consisted of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at April 3, 2021 and at December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at April 3, 2021 compared with our market risk exposure on December 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

There were no changes in our internal controls over financial reporting during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

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

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: May 18, 2021	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer

