Form 10-Q
period 2021-07-03
SUPERCONDUCTOR TECHNOLOGIES INC
filed 2021-08-12
CIK 895665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ or No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SCON	None

We had 3,151,780 shares of our common stock outstanding as of the close of business on August 6, 2021.

SUPERCONDUCTOR TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Three and Six Months Ended July 3, 2021

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Commercial product revenues	-	-	-	10,000
Government contract revenues	-	-	-	174,000
Total revenues	-	-	-	184,000

Costs and expenses:
Cost of commercial product revenues	-	-	-	190,000
Cost of government contract revenues	-	-	-	71,000
Research and development	-	-	-	178,000
Selling, general and administrative	566,000	745,000	1,135,000	1,570,000

Total costs and expenses	566,000	745,000	1,135,000	2,009,000

Loss from operations	(566,000)	(745,000)	(1,135,000)	(1,825,000)

Other income and expense:

Other income	-	1,000	-	2,000

Net loss	$(566,000)	$(744,000)	$(1,135,000)	$(1,823,000)

Basic and diluted net loss per common share	$(0.18)	$(0.30)	$(0.36)	$(0.83)

Basic and diluted weighted average number of common shares outstanding	3,151,780	2,468,868	3,151,780	2,202,612

See accompanying notes to the unaudited condensed consolidated financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	December 31,
	2021	2020
	(Unaudited)	(See Note)
ASSETS

Current Assets:
Cash and cash equivalents	$342,000	$1,276,000
Inventories, net	68,000	68,000
Prepaid expenses and other current assets	348,000	76,000
Total Current Assets	758,000	1,420,000

Preferred interest in real estate	1,600,000	1,600,000
Total Assets	$2,358,000	$3,020,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$185,000	$180,000
Accrued expenses	15,000	135,000
Total Current Liabilities	200,000	315,000
Long term debt	468,000	-
Total Liabilities	668,000	315,000

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value, 25,000,000 shares authorized, 3,151,780 and 3,151,780 shares issued and outstanding, respectively	3,000	3,000
Capital in excess of par value	334,752,000	334,632,000
Accumulated deficit	(333,065,000)	(331,930,000)
Total Stockholders’ Equity	1,690,000	2,705,000
Total Liabilities and Stockholders’ Equity	$2,358,000	$3,020,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Note – December 31, 2020 balances were derived from audited financial statements.

SUPERCONDUCTOR TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,135,000)	$(1,823,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	38,000
Stock-based compensation expense	-	43,000
Gain from the sale of patents, property and equipment	-	(510,000)
Write-down of intangibles	-	134,000
Obsolete inventory	-	190,000
Changes in assets and liabilities:
Accounts receivable	-	344,000
Inventories	-	5,000
Prepaid expenses and other current assets	(272,000)	(242,000)
Accounts payable, accrued expenses and other current liabilities	5,000	(209,000)
Net cash used in operating activities	(1,402,000)	(2,030,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of patents, property and equipment	-	1,222,000
Net cash used in investing activities	-	1,222,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan	468,000	-
Net proceeds from the exercise of warrants	-	2,477,000
Net cash provided by financing activities	468,000	2,477,000

Net increase (decrease) in cash and cash equivalents	(934,000)	1,669,000
Cash and cash equivalents at beginning of period	1,276,000	713,000
Cash and cash equivalents at end of period	$342,000	$2,382,000

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

Our Future Business

On May 14, 2021, we entered into a definitive merger agreement, as amended and restated as of June 11, 2021, as amended July 12, 2021, with Allied Integral United, Inc. (“Clearday”), a privately-held company dedicated to delivering next generation longevity care and wellness services (as amended, the “Merger Agreement”), whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday (the “Merger”). This agreement also terminated the February 26, 2020 merger agreement among the same parties without liability.

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

STI’s Current Report on Form 8-K, filed on July 14, 2021, contains a summary of the Merger Agreement and attaches the entire Merger Agreement as an exhibit. Such Current Report and its attached copy of the Merger Agreement should be read in their entirety, as the following does not purport to be a summary of the Merger Agreement, but rather merely highlights a few provisions.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by each of STI and Clearday stockholders, (ii) the registration statement on Form S-4 being declared effective by the Securities and Exchange Commission (“SEC”) and (iii) the STI officers with severance rights entering waiver agreements. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement, (iii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. In addition, it is a condition to closing that all directors of STI resign.

STI also has several rights to terminate the Merger Agreement without paying or receiving a break-up fee.

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

In connection with the proposed transaction between STI and Clearday, the parties have filed relevant materials with the SEC, including a STI registration statement on Form S-4 that will contain a combined proxy statement/prospectus/information statement. See “Subsequent Events” below.

Subsequent to the announcement on January 28, 2020 about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The latest such transaction entered into on March 5th, when considered in combination with the prior transactions since January 28, 2020, may be deemed a material definitive purchase agreement for sales of various production, R&D, and testing equipment and selected intellectual property related primarily to our superconducting wire initiative. The aggregate sales prices of the post January 28th transactions was approximately $1.1 million, all sold to purchasers having no affiliation with us. When the transactions were completed we continued to hold production, R&D, and testing assets for our Sapphire cryocooler business, along with the of our intellectual property assets for that product and certain HTS patents. The proceeds from this series of transactions is expected to be sufficient, together with our other capital resources, for us to complete the Merger.

2. Summary of Significant Accounting Policies

Basis of Presentation

    We have incurred significant net losses since our inception and have an accumulated deficit of $333.1 million. In 2020, we incurred a net loss of $3.0 million and had negative cash flows from operations of $3.1 million. In the six months ended July 3, 2021, we incurred a net loss of $1.1 million and had negative cash flows from operations of $1.4 million. At July 3, 2021, we had $342,000 in cash and cash equivalents compared to $1.3 million in cash and cash equivalents as of December 31, 2020. Our cash resources will not be sufficient to fund our business through the end of the current fiscal year. Therefore, unless we can successfully implement our strategic alternatives plan including, among others, a strategic investment financing which would allow us to pursue our current business plan, a business combination such as our merger with Clearday, or a sale of STI, we will need to raise additional capital during this fiscal year ending December 31, 2021 to maintain our viability. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about our ability to continue as a going concern.

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

Inventories

Inventories were stated at the lower of cost or net realizable value, with costs primarily determined using standard costs, which approximate actual costs utilizing the first-in, first-out method. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our July 3, 2021 and December 31, 2020 net inventory value was $68,000.

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

Marketing Costs

All costs related to marketing and advertising our products are charged to expense as incurred or at the time the advertising takes place. Advertising costs were not material in each of the three and six months ended July 3, 2021 and June 27, 2020.

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

Stock-based Compensation Expense

We grant both restricted stock awards and stock options to our key employees, directors and consultants. For the three and six months ended July 3, 2021 and June 27, 2020, no options or awards were granted. The following table presents details of total stock-based compensation expense that is included in each functional line item on our condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of revenue	$—	$1,000	$—	$2,000
Research and development	—	2,000	—	4,000
Selling, general and administrative	—	19,000	—	37,000
Total stock-based compensation expense	$—	$22,000	$—	$43,000

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

Fair Value of Financial Instruments

We have estimated the fair value amounts of our financial instruments using the available market information and valuation methodologies considered appropriate. We determined the book value of our cash and cash equivalents and other current liabilities as of July 3, 2021 is approximate fair value.

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

On May 14, 2021, we entered into a definitive merger agreement, as amended and restated as of June 11, 2021, as amended July 12, 2021, with Clearday, a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday, with Clearday surviving and becoming a wholly-owned subsidiary of STI, which will then change its name to Clearday, Inc. See “Our Future Business” above for more information.

3. Stockholders’ Equity

The following is a summary of stockholders’ equity transactions for the three and six months ended July 3, 2021:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at April 3, 2021	328,925	$-	3,151,780	$3,000	$334,752,000	$(332,499,000)	$2,256,000
Merger partner contribution
Net loss						(566,000)	(566,000)
Balance at July 3, 2021	328,925	$-	3,151,780	$3,000	$334,752,000	$(333,065,000)	$1,690,000

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2020	328,925	$-	3,151,780	$3,000	$334,632,000	$(331,930,000)		$2,705,000
Merger partner contribution					120,000		120,000
Net loss						(1,135,000)		(1,135,000)
Balance at July 3, 2021	328,925	$-	3,151,780	$3,000	$334,752,000	$(333,065,000)		$1,690,000

The following is a summary of stockholders’ equity transactions for the three and six months ended June 27, 2020:

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at March 28, 2020	328,925	$-	2,328,360	$2,000	$331,883,000	$(330,052,000)	$1,833,000
Warrant exercises			422,594	1,000	1,088,000		1,089,000
Stock-based compensation					22,000		22,000
Net loss						(744,000)	(744,000)
Balance at June 27, 2020	328,925	$-	2,750,954	$3,000	$332,993,000	$(330,796,000)	$2,200,000

	Convertible				Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2019	328,925	$-	1,773,189	$2,000	$330,474,000	$(328,973,000)	$1,503,000
Warrant exercises			977,765	1,000	2,476,000		2,477,000
Stock-based compensation					43,000		43,000
Net loss						(1,823,000)	(1,823,000)
Balance at June 27, 2020	328,925	$-	2,750,954	$3,000	$332,993,000	$(330,796,000)	$2,200,000

Stock Options

At July 3, 2021, we had two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”), although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and six months ended July 3, 2021 or during the three and six months ended June 27, 2020.

The impact to the condensed consolidated statements of operations for the three and six months ended July 3, 2021 on net loss was $0 and $0 and $0.00 and $0.00 on basic and diluted net loss per common share, respectively, compared to $22,000 and $43,000 and $0.01 and $0.02 on basic and diluted net loss per common share for the three and six months ended June 27, 2020. No stock compensation cost was capitalized during either period. At July 3, 2021, the total compensation cost related to nonvested awards not yet recognized was $0.

The following is a summary of stock option transactions under our Stock Option Plans at July 3, 2021:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2020	7,863	$19.20-$28,440	$255.90	7,863	$255.90
Granted	-
Exercised	-
Canceled	12	28,440	28,440	12	28,440
Balance at July 3, 2021	7,851	$19.20-$26,280	$211.24	7,851	$211,24

The outstanding options expire on various dates through the end of October 2028. The weighted-average contractual term of options outstanding is 6.9 years and the weighted-average contractual term of stock options currently exercisable is 6.9 years. The exercise prices for these options range from $19.20 to $26,280 per share, for an aggregate exercise price of $1.7 million. At July 3, 2021, no options had an exercise price less than the current market value.

Restricted Stock Awards

The grant date fair value of each share of our restricted stock awards is equal to the fair value of our common stock at the grant date. Shares of restricted stock under awards all have service conditions and vest over one to three years. There were no restricted stock award transactions during the three and six months ended July 3, 2021.

The impact to the condensed consolidated statements of operations for the three and six months ended July 3, 2021 was $0 and $0 and $0.00 and $0.00 on basic and diluted net loss per common share, respectively, and $1,000 and $2,000 and $0.00 and $0.00 on basic and diluted net loss per common share for the three and six months ended June 27, 2020, respectively. No stock compensation cost was capitalized during the period. There was no total compensation cost related to nonvested awards not yet recognized at July 3, 2021.

Warrants

The following is a summary of outstanding warrants at July 3, 2021:

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

On October 10, 2019 we completed a public offering of an aggregate of 1,183,400 shares of our common stock (or common stock equivalents) and warrants to purchase an aggregate of 1,183,400 shares of common stock with gross proceeds to us of approximately $3.0 million. The warrants are exercisable for five years at an exercise price equal to the public offering price. The offering was priced at $2.50 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $2.4 million. The placement agent received warrants to purchase 82,838 shares of common stock, at an exercise price of $3.125 that will expire October 8, 2024 and were subject to a six month lock-up. In the quarter ended December 31, 2019, 39,528 of these warrants were exercised, providing us with proceeds of $99,000. For the three and six months ended June 27, 2020, 422,594 and 977,765, respectively, of these warrants were exercised, providing us with proceeds of $1.1 million and $2.5 million, respectively.

On May 23, 2019 we completed a public offering of an aggregate of 170,000 shares of our common stock with gross proceeds to us of $1.7 million. The offering was priced at $10.00 per share of common stock. The net proceeds to us from the offering, after deducting the placement agent fees and our estimated offering expenses, was approximately $1.4 million. The placement agent received warrants to purchase 11,900 shares of common stock, at an exercise price of $12.50, that were subject to a six month lock-up and will expire May 23, 2024.

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

Since their impact would be anti-dilutive, our net loss per common share does not include the effect of the assumed exercise or vesting of the following shares:

	July 3, 2021	June 27, 2020

Outstanding stock options	7,851	7,867
Unvested restricted stock awards	-	33
Outstanding warrants	623,921	640,225
Total	631,772	648,125

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

For the three and six months ended July 3, 2021, operating lease expense was $0.

Patents and Licenses

We had entered into various licensing agreements requiring royalty payments ranging from 0.13% to 2.5% of specified product sales. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. These royalty obligations terminate in 2026. Royalty expense totaled $0 and $0 and $0 and $11,000, respectively, for the three and six months ended July 3, 2021 and June 27, 2020. Under the terms of certain royalty agreements, royalty payments made may be subject to audit. There have been no audits to date and we do not expect future audit adjustments to be significant.

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

Balance Sheet Data:

	July 3, 2021	December 31, 2020
Inventories:
Work In Process	68,000	68,000
	$68,000	$68,000

	July 3, 2021	December 31, 2020
Property and Equipment:
Equipment	$316,000	$316,000
Less: accumulated depreciation and amortization	(316,000)	(316,000)
	$-	$-

Depreciation expense amounted to $0 and $0, respectively, for the three and six month periods ended July 3, 2021 and $0 and $224,000, respectively, for the three and six months ended June 27, 2020.

	July 3, 2021	December 31, 2020
Patents and Licenses:
Patents pending	$-	$-
Patents issued	278,000	278,000
Less accumulated amortization	(278,000)	(278,000)
Net patents issued	-	-
	$-	$-

Amortization expense related to these items totaled $0 and $0, respectively, for the three and six months ended July 3, 2021 and $0 and $11,000, respectively, for the three and six months ended June 27, 2020. No amortization expense is expected for the remainder of 2021, 2022 and 2023.

	July 3, 2021	December 31, 2020
Accrued Expenses and Other Long Term Liabilities:
Salaries Payable	$15,000	$10,000
Compensated absences	-	125,000
Less current portion	(15,000)	(135,000)
Long term portion	$-	$-

	For the six months ended,
	July 3, 2021	June 27, 2020
Warranty Reserve Activity:
Beginning balance	$-	$8,000
Additions	-	-
Deductions	-	-
Ending balance	$-	$8,000

8. Subsequent Events

On May 14, 2021, we entered into a definitive merger agreement, as amended and restated as of June 11, 2021, as amended July 12, 2021, with Clearday, a privately-held company dedicated to delivering next generation longevity care and wellness services, whereby a wholly-owned subsidiary of STI will merge with and into Clearday in a stock-for-stock transaction with Clearday. This agreement also terminated the February 26, 2020 merger agreement among the same parties without liability.

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

Our Current Report on Form 8-K, filed on July 14, 2021, contains a summary of the Merger Agreement and attaches the entire Merger Agreement as an exhibit. Such Current Report and its attached copy of the Merger Agreement should be read in their entirety, as the following does not purport to be a summary of the Merger Agreement, but rather merely highlights a few provisions.

On July 14, 2021, we issued a press release announcing that the joint proxy and consent solicitation statement/prospectus filed in connection with the previously announced Merger was supplemented to reflect certain matters, including (1) a move of the record date and the date for the special meeting of the stockholders to July 13, 2021 and August 10, 2021, respectively, and (2) to clarify the effect of the proposed reverse stock split and issuance of True Up Shares as described in the Proxy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

    Please see “Our Future Business” above regarding material information and updates to the information in this section.

Results of Operations

Three and six months ended July 3, 2021 compared to the three and six months ended June 27, 2020

We had $0 of revenue in the three and six months ended July 3, 2021. Total revenues decreased from $184,000 in the three and six months ended June 27, 2020. As noted above in “Our Future Business” we ceased work on additional manufacturing of our HTS Conductus wire. Commercial product revenues and government contract revenues are expected to remain near zero as we pursue our announced merger agreement.

Cost of commercial product revenues includes all direct costs, manufacturing overhead and provision for excess and obsolete inventories. Since we ended our HTS wire manufacturing efforts in the first quarter of 2020, there have been no additional costs of commercial product revenues. These costs included both variable and fixed cost components. The variable component consists primarily of materials, assembly and test labor, overhead, which includes utilities, transportation costs and warranty costs. The fixed component includes equipment and leasehold depreciation, purchasing expenses and quality assurance costs. As a result, our gross profit margins decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following is an analysis of our product gross loss:

	Three months ended		Six months ended
Dollars in thousands	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Commercial product revenues	$-	$-	$-	$10
Cost of commercial product revenues	-	-	-	190
Gross loss	$-	$-	$-	$(180)

We had no gross loss in the three and six months ended July 3, 2021 from the sale of our commercial products compared to a gross loss of $0 and $180,000 in the three and six months ended June 27, 2020. We experienced a gross loss in the six months ended June 27, 2020 due to: our preproduction manufacturing efforts to bring our Conductus wire to market and; no significant revenue to cover our overhead.

Our first quarter 2021 government contract revenues were $0 and cost of government contract revenues was $0, compared to $174,000 and $71,000, respectively, in the first quarter of 2020. Since we ceased manufacturing of our Conductus wire in January 2020, there were no additional government contract revenues or expenses since the first quarter of 2020.

Research and development expenses relate to the development of new Conductus wire products and new wire products manufacturing processes. These expenses totaled $0 and $0, respectively, in the three and six months ended July 3, 2021 compared to $0 and $71,000, respectively, in the three and six months ended June 27, 2020. Our 2021 expenses were lower compared to 2020 as we ceased these efforts at the end of January 2020 when we stopped work on our Conductus wire.

Selling, general and administrative expenses totaled $566,000 and $1.1 million, respectively, in the three and six months ended July 3, 2021 compared to $745,000 and $1.6 million, respectively, in the three and six months ended June 27, 2020. These expenses were lower in 2021 compared to 2020 principally due to our previously announced cost reduction plan and our reduced operations as we pursue our merger with Clearday.

Other income of $0 and $1,000 for the three months ended July 3, 2021 and June 27, 2020, respectively, and other income of $0 and $2,000 for the six months ended July 3, 2021 and June 27, 2020, respectively, was from interest income.

We had a net loss of $566,000 and $745,000 for the three months ended July 3, 2021 and June 27, 2020, respectively. The net loss available to common stockholders totaled $0.18 per common share in the three months ended July 3, 2021, compared to a net loss of $0.30 per common share in the three months ended June 27, 2020. For the six months ended July 3, 2021 our net loss totaled $1.1 million compared to a net loss of $1.8 million for the six months ended June 27, 2020. The net loss available to common stockholders totaled $0.36 per common share in the six months ended July 3, 2021 compared to $0.83 per common share in the six months ended June 27, 2020. The per share loss in 2021 is lower due our ceased wire manufacturing operations, our cost reduction plan and the increased number of common shares outstanding at July 3, 2021 compared to June 27, 2020.

Liquidity and Capital Resources

Cash Flow Analysis

As of July 3, 2021, we had working capital of $0.6 million, including $0.3 million in cash and cash equivalents, compared to working capital of $1.1 million at December 31, 2020, which included $1.3 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less.

Cash and cash equivalents decreased by $1.0 million from $1.3 million, at December 31, 2020 to $0.3 million at July 3, 2021.

Cash used in operations totaled $1.4 million in the first six months of 2021. We used $1.1 million to fund the cash portion of our net loss and $0.3 million to fund changes in our working capital.

No cash was used in or provided by investing activities in the six months ended July 3, 2021.

In the six months ended July 3, 2021, we received loan proceeds in the amount of $468,000 under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020.

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

Capital Expenditures

We made no investments for fixed assets in the first half of 2021 and we do not expect to make capital expenditures during the remainder of 2021.

Future Liquidity

     For the first six months of 2021, we incurred a net loss of $1.1 million and had negative cash flows from operations of $1.4 million. In the full 2020 year, we incurred a net loss of $3.0 million and had negative cash flows from operations of $3.1 million.

   Clearday made a good faith payment to us of $120,000 in early February 2021, and again in late July 2021, which is non-refundable, to assist with our operating expenses as we negotiate a new merger agreement.

On February 26, 2021, we entered into an unsecured note evidencing our PPP Loan in the principal amount of approximately $468,000. Proceeds of our PPP Loan may be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligations. Our current plans are to seek partial loan forgiveness in the amount of approximately $150,000, as permitted under the PPP Loan, and to repay the remainder.

Our cash resources are not sufficient to fund our business through the end of the current fiscal year, however, we believe they are sufficient to fund our operations through approximately August 2021, at which time we intend to receive shareholder approval for a merger with Clearday. There is no assurance that these negotiations will be successful or that shareholder approval will be obtained, in which case we likely will need to seek bankruptcy protection.

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

Backlog

Our commercial backlog consisted of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at July 3, 2021 and at December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there was a material change in our exposure to market risk at July 3, 2021 compared with our market risk exposure on December 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

There were no changes in our internal controls over financial reporting during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted our operations and could affect our business, as government authorities impose mandatory closures, work-from-home orders and social distancing protocols or impose other restrictions that could materially adversely affect our business. We have experienced, and may experience in the future, temporary business disruptions while awaiting appropriate government approvals in certain jurisdictions. There may also be long-term effects if the economy or markets in which we operate remain weak or deteriorate further, and our business, financial condition and results of operations may be materially and adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description of Document
2.1

Agreement and Plan of Merger, dated May 14, 2021, by and among Superconductor Technologies Inc., Clearday Special Merger Company, Inc. and Allied Integral United, Inc. (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K (File No. 000-21074 filed on May 17, 2021).

2.2	Amendment No. 1, dated as of July 12, 2021, to the Amended and Restated Agreement and Plan of Merger, by and among Superconductor Technologies Inc., AIU Special Merger Company, Inc. and Allied Integral United, Inc., dated June 11, 2021 (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K (File No. 000-21074 filed on July 14, 2021) .
31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*       Filed herewith.

**     Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SUPERCONDUCTOR TECHNOLOGIES INC.

Dated: August 12, 2021	/s/ William J. Buchanan
William J. Buchanan
Chief Financial Officer

/s/ Jeffrey A. Quiram
Jeffrey A. Quiram
President and Chief Executive Officer

