Form 10-Q
period 2021-09-30
Clearday, Inc.
filed 2021-11-19
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-21074

CLEARDAY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0158076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8800 Village Drive, Suite 106, San Antonio, Texas 78217

(Address of principal executive offices & zip code)

(210) 451-0839

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CLRD	OTCQB

We had 14,914,458 shares of our common stock outstanding as of the close of business on November 17, 2021.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	our limited cash and a history of losses;

Our ability to fund our innovative care products and services, including Clearday at Home;

●	the impact of any financing activity on the level of our stock price;

●	the dilutive impact of any issuances of securities to raise capital;

●	cost and uncertainty from compliance with environmental regulations and the regulations related to operating assisted living or memory care facilities;

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customer;

Increases in our labor costs or in costs we pay for goods and services;

Increases in tort and insurance liability costs;

Delays or nonpayment of government payments to us, including payments related to the CARES Act; and

Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening investment returns, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics.

For further discussion of these and other factors see, “Risk Factors” in our Registration Statement on Form S-4, as amended and supplemented (Registration No. 333-256138) and our disclosures under Part II – Item 1A. Risk Factors in this Report.

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

i

Clearday, Inc.

September 30, 2021

Table of Contents

		Page
PART I	Financial Information	1
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2021 and December 31, 2020 (unaudited)	1
	Condensed Consolidated Statements of Operations – Three Months ended September 30, 2021 and 2020 and Nine Months Ended September 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Deficit – Three Months Ended September 30, 2020 and 2021 and Nine Months Ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2021 and 2020 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
PART II	Other Information	52
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	67

References in this Report to the “Clearday”, “Company”, “we”, “us” include Clearday, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise. References in this report to “STI” or “Superconductor” are to the Company prior to the closing of the merger by the Company with Allied Integral United, Inc. (“AIU”) that was described our registration statement on Form S-4, as amended and supplemented (Registration No. 333-256138), unless otherwise expressly stated or the context indicates otherwise.

The mark “Clearday” is protected under applicable intellectual property laws. Solely for convenience, trademarks of Clearday referred to in this Report may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and related intellectual property rights.

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Note. This Report is the first Quarterly Report on Form 10-Q by the Company after the merger (the “merger”) by the Company with Allied Integral United, Inc. (“AIU”) that was described our registration statement on Form S-4, as amended and supplemented (Registration No. 333-256138). In connection with the closing of the merger, and effective upon the closing of the merger, the Company elected to change the date of each fiscal quarter to the last calendar day of such quarter, which is the same quarter ending date as adopted by the accounting principles of AIU, which is the accounting acquiror in the merger under Generally Accepted Accounting Principles, and Regulation S-X. The Company has assessed the change of the fiscal quarter ending dates and believes that the change in quarter ending dates by the Company has not had a material impact on the financial results for the quarter ended provided in this Report and improves the comparability between fiscal periods.

Clearday, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$369,866	$780,262
Restricted cash	194,712	89,804
Accounts receivable, net of allowance of $108,360 and $68,911, respectively	38,146	198,037
Prepaid expenses and other current assets	524,181	179,497
Current assets held for sale (Notes 2 and 5)	150,298	393,307
Total current assets	1,277,203	1,640,907

Goodwill	3,282,392	-
Operating lease right-of-use assets	33,437,991	36,452,438
Property and equipment, net	7,221,501	8,853,284
Other long-term assets	249,255	448,580
Non-current assets held for sale (Notes 2 and 5)	6,180,221	8,396,215
Total assets	$51,648,563	$55,791,424
LIABILITIES, MEZZANINE EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$3,550,129	$4,688,385
Accrued expenses and other current liabilities	3,700,956	1,097,362
Accrued interest	147,047	103,631
Current portion of long-term debt	10,453,977	1,623,375
Deferred revenue	14,194	367,122
Finance lease liabilities	911,745	790,126
Other current liabilities	1,122,208	1,635,123
Current liabilities related to assets held for sale (Notes 2 and 5)	3,160,719	5,339,003
Total current liabilities	23,060,975	15,644,127

Long-term liabilities:
Finance lease liabilities	36,911,504	37,617,081
Mortgage note payable	907,549	639,883
Long-term debt, less current portion, net	2,616,218	4,810,673
Non-current liabilities related to assets held for sale (Notes 2 and 5)	5,427,837	5,906,804
Total liabilities	68,924,083	64,618,568
Commitments and contingencies
Mezzanine equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,797,052 and 4,606,853 issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Liquidation value $96,296,493 and $92,137,060 at September 30, 2021 and December 31, 2020, respectively.	15,132,602	10,969,077

Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issues and outstanding, as of September 30, 2021 and December 31, 2020, respectively. Liquidation value of $329 and $329 at September 30, 2021 and December 31, 2020, respectively	329	329
Common stock, $.001 par value, 80,000,000 shares authorized, 14,914,458 and 13,048,942 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14,914	13,049
Additional paid-in-capital	25,957,200	17,913,640
Accumulated deficit	(68,647,473)	(45,522,907)
Clearday, Inc. shareholders deficit:	(42,675,030)	(27,595,889)
Non-controlling interest in subsidiaries	10,266,908	7,799,668
Total deficit	(32,408,122)	(19,796,221)
TOTAL LIABLITIES, MEZZANINE EQUITY AND DEFICIT	$51,648,563	$55,791,424

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Resident fee revenue, net	$2,851,577	$2,636,826	$9,893,620	$9,306,013

OPERATING EXPENSES
Operating expenses	5,388,948	4,066,776	14,912,011	12,979,825
Selling, general and administrative expenses	3,540,229	999,112	7,986,175	4,643,417
Research & development	120,000	812,816	534,727	1,112,816
Loss on Impairment	4,396,228	-	4,396,228	-
Depreciation and amortization expenses	129,074	149,541	433,198	461,337
Total operating expenses	13,574,479	6,028,245	28,262,339	19,197,395

Operating loss	(10,722,902)	(3,391,419)	(18,368,719)	(9,891,382)

Other (income) expenses
Interest and other expense	30,951	95,466	304,350	378,146
Gain on sale of investment	(121,080)	-	(1,172,151)	-
Unrealized gain/(loss) on equity investments	(220,000)	1,040,000	(744,000)	1,040,000
Other (income)/expenses	(451,184)	(5,699)	(589,293)	(25,986)
Total other (income)/expenses	761,313	1,129,767	2,201,094	1,392,160

Net Loss from continuing operations	(9,961,589)	(4,521,187)	(16,167,625)	(11,283,542)
(Loss) Income from discontinued operations, net of tax (Note 5)	(501,832)	(899,884)	130,411	3,097,179
Net loss	(10,463,421)	(5,421,071)	(16,037,214)	(8,186,363)
Net loss attributable to non-controlling interest	283,974	543,006	885,042	1,674,271
Preferred stock dividend	(2,089,878)	(2,712,400)	(7,617,716)	(8,197,740)
Net loss applicable to Clearday, Inc.	$(12,269,325)	$(7,590,465)	$(22,769,888)	$(14,709,833)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(0.84)	(0.53)	(1.73)	(1.51)
Net loss/income from discontinued operations	(0.04)	(0.07)	0.01	0.26
Net loss	(0.88)	(0.60)	(1.72)	(1.25)
Weighted average common shares basic and diluted outstanding	13,819,548	12,723,493	13,242,887	11,721,235

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Deficit

Three Months Ended

(unaudited)

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance at June 31, 2020	4,470,374	$8,239,508	328,925	$329	12,723,492	$12,723	$14,055,071	$(29,917,434)	$(15,849,311)	$5,361,148	$(10,488,163)
Stock compensation for services	-	-	-	-	-	-	570,612	-	570,612	60,000	630,612
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	400,000	400,000
PIK dividends on Convertible Preferred Stock	67,810	1,356,200	-	-	161,701	162	1,356,038	(2,712,400)	(1,356,200)	-	(1,356,200)
Net Loss	-	-	-	-	-	-	-	(4,878,065)	(4,878,065)	(543,006)	(5,421,071)
Balance at Sept 30, 2020	4,538,184	9,595,708	328,925	329	12,885,193	12,885	15,981,721	(37,507,899)	(21,512,964)	5,278,142	(16,234,822)

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at June 30, 2021	4,745,049	$13,732,997	328,925	$329	13,514,408	$13,514	$21,952,883	$(56,023,470)	$(34,056,744)	$9,108,766	$(24,947,978)
Stock compensation for services	-	-	-	-	-	-	639,258	-	639,258	10,765	650,023
Issuance of common stock in connection with reverse merger	-	-	-	-	1,276,042	1,276	2,320,235	-	2,321,511	-	2,321,511
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	1,431,351	1,431,351
PIK dividends on Convertible Preferred Stock	52,004	1,339,605	-	-	124,008	124	1,044,824	(2,444,556)	(1,399,608)	-	(1,399,608)
Net Loss	-	-	-	-	-	-	-	(10,179,447)	(10,179,447)	(283,974)	(10,463,421)
Balance at September 30, 2021	4,797,052	$15,132,602	328,925	$329	14,914,458	$14,914	$25,957,200	$(68,647,473)	$(42,675,030)	10,266,908	$(32,408,122)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Deficit

Nine Months Ended

(unaudited)

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Clearday, Inc. shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2019	4,333,241	$5,496,838	328,925	$329	11,315,499	$11,315	$10,743,198	$(22,798,067)	$(12,043,225)	$5,162,413	$(6,880,812)
Stock compensation for services	-	-	-	-	1,080,983	1,081	1,140,142	-	1,141,223	110,000	1,251,223
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	1,155,000	1,155,000
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	200,000	200,000
PIK dividends on Series F Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	325,000	325,000
PIK dividends on Convertible Preferred Stock	204,944	4,098,870	-	-	488,711	489	4,098,381	(8,197,740)	(4,098,870)	-	(4,098,870)
Net Loss	-	-	-	-	-	-	-	(6,512,092)	(6,512,092)	(1,674,271)	(8,186,363)
Balance at September 30, 2020	4,538,184	$9,595,708	328,925	$329	12,885,193	$12,885	$15,981,721	$(37,507,899)	$(21,512,964)	5,278,142	$(16,234,822)

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Clearday, Inc. shareholder	Non-Controlling	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2020	4,606,853	$10,969,078	328,925	$329	13,048,942	$13,049	$17,913,640	$(45,522,907)	$(27,595,889)	$7,799,668	$(19,796,221)
Stock compensation for services	-	-	-	-	135,923	136	1,914,912	-	1,915,048	10,765	1,925,813
Issuance of common stock in connection with reverse merger	-	-	-	-	1,276,042	1,276	2,320,235	-	2,321,511	-	2,321,511
Issuance of Series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	897,000	897,000
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	2,444,517	2,444,517
PIK dividends on Convertible Preferred Stock	190,199	4,163,524		-	453,551	453	3,808,414	(7,972,394)	(4,163,527)	-	(4,163,527)
Net Loss	-	-	-	-	-	-	-	(15,152,172)	(15,152,172)	(885,042)	(16,037,214)
Balance at September 30, 2021	4,797,052	$15,132,602	328,925	$329	14,914,458	$14,914	$25,957,200	$(68,647,473)	$(42,675,030)	10,266,908	$(32,408,122)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,037,214)	$(8,186,363)
Income from discontinued operations, net of tax	(130,411)	(3,097,179)
Loss from continuing operations,	(16,167,625)	(11,283,542)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization expense	433,198	461,337
Loss on impairment	4,396,228	-
Allowance for doubtful accounts	103,449	-
Non-cash lease expenses	1,363,647	968,616
Stock based compensation	1,925,813	1,251,225
Amortization of debt issuance costs	253,398	-
Gain on sale of investment	(1,172,151)	-
Unrealized gain on securities	(744,000)	(1,040,000)
Changes in operating assets and liabilities
Accounts receivable	56,442	(198,569)
Prepaid expenses	(114,252)	(338,905)
Accounts payable	(1,307,632)	1,765,347
Accrued expenses	2,473,258	266,933
Accrued interest	43,416	34,023
Deferred revenue	(352,929)	136,302
Other non-current asset	(236,492)	2,102,498
Other current liabilities	(511,555)	(12,637)
Change in operating lease liability	(583,958)	(480,320)
Net cash used in activities of continuing operations	(10,141,745)	(6,367,690)
Net cash provided by (used in) operating activities of discontinued operations	776,102	(1,029,742)
Net cash used in operating activities	(9,365,643)	(7,397,432)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	-	(218,774)
Cash acquired from merger transaction	259,005	-
Payment for capitalized software costs	(1,600,000)	-
Proceeds from sale of an investment	1,456,126	-
Payment for acquisitions	(100,000)	-
Net cash used (provided by) in investing activities of continuing operations	15,131	(218,774)
Net cash provided by investing activities of discontinued operations	-	15,134,614
Net cash provided by investing activities	15,131	15,134,840
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(5,319,881)	(179,612)
Borrowings on long-term debt, net	11,502,256	1,043,955
Proceeds from sale of preferred stock and member units in subsidiary	3,341,517	1,355,000
Net cash provided by continuing operations	9,523,892	2,219,343
Net cash used in financing activities of discontinued operations	(478,868)	(12,144,481)
Net cash provided by/(used) in financing activities	9,045,024	(9,925,138)
Change in cash and restricted cash from continuing operations	(602,722)	(4,367,121)
Change in cash and restricted cash from discontinued operations	297,234	2,179,391
Cash and restricted cash at beginning of the year	870,066	3,564,223
Cash and restricted cash at end of year	$564,578	$1,376,493
Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	369,866	588,801
Restricted cash	194,712	787,692
	$564,578	$1,376,493
Beginning of period
Cash and cash equivalents	780,262	2,900,207
Restricted cash	89,804	664,016
	$870,066	$3,564,223
Supplemental cash flow information:
Non-cash financing activities
Debt to equity of non-controlling interest	-	325,000
Preferential interest in real estate for 400,000 shares issued by STI	-	1,600,000
Primrose acquisition deferred payment	200,000	-
Merger consideration	3,381,510	-
Net assets acquired in merger, net of cash acquired	64,041	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1.	Organization, Description of Business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern

Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc., was established in 1987 and closed a merger with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. This merger was described in our registration statement (“Merger Registration Statement”) on Form S-4, as amended and supplemented (Registration No. 333-256138). Prior to the closing of the merger, the Company was a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. As described in the Merger Registration Statement, after the merger, the Company continued the businesses of AIU and continued one of the businesses of the Company related to its Sapphire Cryocooler and its related patents and intellectual property. AIU was incorporated on December 20, 2017 and began its business on December 31, 2018 when it acquired the businesses of certain private funds that operate five (5) memory care residential facilities and other businesses (the “2018 Acquisition”), including commercial real estate and hospitality assets from related parties. The memory care business is conducted through the Memory Care America LLC subsidiary (“MCA”), which has been in the residential care business since November 2010 and has been managed by the Company’s executives for approximately 5 years. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the longevity market.

All of the Company’s assets that were acquired in the 2018 Acquisition and are not related to the memory care facilities or the non-acute care and wellness industry were designated as non-core businesses and held for disposition. Accordingly, such assets and liabilities are classified as held for sale in the unaudited condensed consolidated balances sheets as of September 30, 2021 and December 31, 2020. Additionally, the results of operations for these non-core businesses are classified as income from discontinued operations within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which spread throughout the U.S. and the world, as a pandemic and has had a significant impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The governmental response includes additional protocols for the health and safety of residents and staff in the Company’s facilities. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on the Company’s business and cash flow from operations, similar to many businesses. The Company has begun, and intends to continue, to resume normal operations as soon as practicable. However, the Delta Variant of the COVID-19 has become the predominant COVID-19 strain in the United States and has put a renewed focus on prevention and has caused many governments and other authorities to re-institute preventive measures to mitigate the risk of hyperlocal outbreaks. The total impact of COVID-19 is unknown and may continue as the rates of infection, including of the Delta Variant, have increased in Texas and many other states in the U.S. As a result, management has concluded that there was a long-lived asset impairment triggering event during 2020 and 2021, which required management to perform an impairment evaluation. See Note 5 – Discontinued Operations for additional discussion and results.

As noted above in the Introductory Note, this Report is the first Quarterly Report on Form 10-Q by the Company after the merger. Accordingly, this is the first Quarterly Report on Form 10-Q by the Company that includes the businesses conducted by AIU prior to the merger. Additionally, this Quarterly Report on Form 10-Q by the Company uses a date for the quarter end that is the last day of the calendar quarter or September 30, 2021 which is a change of the quarter ended date that was previously used. The Company has assessed the change of the fiscal quarter ending dates and believes that the change in quarter ending dates by the Company has not had a material impact on the financial results for the quarter ended provided in this Report and improves the comparability between fiscal periods.

Merger between Allied Integral Untiled, Inc and AIU Special merger Company, Inc and Name Change

On September 9, 2021,

●	The merger that was described in the Merger Registration Statement was completed.
●	In connection with, and prior to completion of, the Merger, the Company (1) effected a 3.773585 -for-1 share reverse stock split (the “Reverse Stock Split”) of its Common Stock resulting in a decrease of outstanding shares of common stock from 2,751,780 to approximately 729,222; and (2) changed its name to “Clearday, Inc.”
●	A special distribution for the issuance and delivery of additional shares of its common stock (“True Up Shares”) to the holders of its shares of Clearday Common Stock of record as of 5:00 pm Eastern Time on September 9, 2021 was declared, which provided for the distribution of an aggregate amount of approximately 546,820 shares of such Common Stock (representing a dividend rate of approximately 0.749868); such shares were distributed on or about September 20, 2021.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Under the terms of the merger:

●	There was an increase in the number of shares of AIU common stock (2:1), 50% of the shares of AIU’s 6.75% Series A Cumulative Convertible Preferred Stock were converted into AIU common stock and then the shares of AIU common stock were exchanged for shares of Clearday, Inc. Common Stock at an exchange ratio of approximately 1.192 shares of Common Stock for each share of AIU common stock;
●	Each share of AIU’s 6.75% Series A Cumulative Convertible Preferred Stock that was not converted into AIU common stock were exchanged for an equal number of a new series of preferred stock issued by Clearday, par value $0.001 per share that are designated Clearday 6.75% Series F Cumulative Convertible Preferred Stock (“Series F Preferred”), which provide substantially similar terms as the AIU Series A Preferred, except that such preferred stock will convert to that number of shares of the Clearday’s Common Stock after giving effect to the exchange ratio used in the Merger or 2.384675 shares of Common Stock issuable upon the exchange of 1 share of Series F Preferred;
●	The Company assumed the obligations of the warrants issued by AIU so that such warrants now represent the right to be exercised for shares of the Clearday’s Common Stock equal to approximately 3,781,509 shares;
●	Clearday assumed the obligation to issue its shares of Common Stock with respect to the (1) 10.25% Series I Cumulative Convertible Preferred Stock issued by AIU Alternative Care, Inc., a subsidiary of AIU, and (2) units of limited partnership interest of Clearday Alternative Care OZ Fund LP, a subsidiary of AIU Alternative Care, Inc., which as of the effective date of the merger was equal to approximately $15,253,740 of investment and accrued dividends.

The merger was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, AIU was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) AIU’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) AIU designated a majority of the members of the initial board of directors of the combined company, and (iii) AIU’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying condensed consolidated financial statements of the Company and the reported operating results prior to the Merger are those of AIU.

Liquidity and Going Concern

The Company has incurred significant cumulative consolidated operating losses and negative cash flows. As of September 30, 2021, the Company has an accumulated deficit of $68,647,473, continued loss from operations of $16,037,214 and negative cash flows from continued operations in the amount of $10,141,745. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources, including the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

On April 29, 2021, the Company executed a secured promissory note with Benworth Capital Partners, LLC in the amount of $4,550,000, which included the grant of a first mortgage regarding the property owned by the Company and used to conduct its operations for its Naples Memory Care facility located at 2626 Goodlette-Frank Road, Naples, Florida 34105 (the “Naples Property”). The original mortgage on this property was paid off in the amount of $2,739,195 and closing costs of $354,357 were paid. The net proceeds to the Company in this mortgage refinancing was $1,456,448. This first mortgage loan has a one-year term as compared to the prior (refinanced) mortgage which had a maturity date of 2041. This first mortgage loan provides for interest only payments at a fixed interest rate of 9.95%. The loan is guaranteed by certain officers.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

For the nine months ended September 30, 2021 the Company entered into certain financing transactions related to the sale or forward sale of approximately $1,623,500 of revenues from the MCA residential fees. These transactions resulted in net proceeds of approximately $1,141,600. The repayment of these financing transactions range from 210 days to one year. (See “Note 6 – Indebtedness”)

Subsequent to September 30, 2021, the Company sold undivided interests, representing 67.36% of the aggregate interests, in the Naples Property for an aggregate cash amount of $3,141,000 which was received by, and is available to, Clearday. The remaining 32.64% of the undivided interests in the Naples Property are retained by the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. In 2019, AIU Alternative Care, Inc., a Delaware corporation (“AIU Alt Care”) and Clearday Alternative Care Oz Fund, L.P, a Delaware limited partnership (“Clearday OZ Fund”), were formed. The Company owns all of the voting interests of AIU Alt Care and the sole general partner of Clearday OZ Fund, and less than 1% of the preferred economic interests in such companies.

In November, 2019, AIU Alt Care filed a certificate of designation that authorized preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share (the “Alt Care Preferred Stock”). The certificate of incorporation of AIU Alt Care authorizes 1,500,000 shares of preferred stock of which 700,000 is designated Alt Care Preferred Stock; and 1,500,000 of common stock. Each share of The Alt Care Preferred Stock has a stated value equal to the $10.00 Alt Care Preferred Stock original issue price. For the nine months ended September 30, 2021, $897,000 was invested in AIU Alt Care in exchange for 89,700 shares of Alt Care Preferred Stock.

In October, 2019, AIU Alt Care formed AIU Impact Management, LLC and Clearday OZ Fund was formed. AIU Impact Management, LLC manages Clearday OZ Fund as its general partner, owns 1% of Clearday OZ Fund and allocates 99% of income gains and losses accordingly to the limited partners. For the nine months ended September 30, 2021, Clearday OZ Fund issued 244,462 units of limited partnership units in the amount $2,444,621.

The exchange rate for each of the Alt Care Preferred Stock and the limited partnership units in Clearday OZ Fund are equal to (i) the aggregate investment amount for such security plus accrued and unpaid dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the merger, the exchange rate was 1 share for every $10.00 of aggregate amount of the investment plus such accrued dividends

The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statement of operations.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements of the Company and of AIU that are contained in the Merger Registration Statement. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated upon consolidation. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation.

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.

Certain prior period amounts have been reclassified on the accompanying condensed consolidated statements of operations and cash flows to conform to the current period presentation. This reclassification had no effect on previously reported net income (loss), deficit or cash flows from operating activities.

Classification of Convertible Preferred Stock.

In 2021, the Company applied ASC 480, distinguishing liabilities from equity, and revised the consolidated financial statement presentation of its convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in balance sheets, amounts applicable to the following three general classes of securities: (i) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer; (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer; and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

Unaudited Interim Financial Information.

The unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and the audited consolidated financial statements of AIU that are included in the Merger Registration Statement.

Use of Estimates.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic on its results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. The Company’s results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance of doubtful accounts, self-insurance reserves, long-lived assets, impairment of long-lived assets and estimates concerning our provisions for income taxes.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Fair Value of Financial Instruments.

The Company’s financial instruments are limited to cash, accounts receivable, debt and equity investments, accounts payable, operating leases and mortgage notes payable. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2021.

Segment Reporting.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash, and Restricted Cash.

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of September 30, 2021 and December 31, 2020 includes cash that the Company deposited as security for obligations arising from property taxes, property insurance and replacement reserve the Company is required to establish escrows as required by its mortgages and certain resident security deposits.

Investments.

The Company follows ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The Company only has one investment in securities as of September 30, 2021 and applies the Fair Value approach to record and revalue the share prices on a mark to market basis at each reporting interim period since the original purchase agreement. All common stock has been marked to market to reflect the current value of the shares.

Goodwill.

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. The Company’s goodwill as of September 30, 2021 is associated with STI’s business prior to the Merger and its other acquisition for Primrose Wellness Group LLC by AIU prior to the merger (See Note 11 – Acquisitions). Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

Software Capitalization.

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per ASC350-40. Once the software has been developed, the costs to maintain and train others for its use will be expensed.

Risks and Uncertainties.

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments and trade receivables. At certain times throughout the year, the Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. The Company performs ongoing credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography, of the customer base.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity.

The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations and employment related tax credits to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

Comprehensive Income (Loss).

The Company is required to report all components of comprehensive income (loss), including net income (loss), in the accompanying condensed consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments.

Earnings Per Share.

Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

Accounts Receivable and Allowance for Doubtful Accounts.

The Company records accounts receivable at their estimated net realizable value. Additionally, the Company estimates allowances for uncollectible amounts based upon factors which include, but are not limited to, historical payment trends, write-off experience, and the age of the receivable as well as a review of specific accounts, the terms of the agreements, the residents, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation.

The allowance for doubtful accounts reflects estimates that the Company periodically reviews and revises based on new information, to which revisions may be material. The Company’s allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs	Balance at End of Period
December 31, 2020	63,895	68,911	(63,895)	68,911
September 30, 2021	68,911	108,360	(68,911)	108,360

Assets and Liabilities Held for Sale.

The Company designated its real estate and hotels as held for sale when it is probable these non-core business assets will be sold within one year. The Company records these assets on the unaudited condensed consolidated balance sheets at the lesser of the carrying value and fair value less estimated selling costs. If the carrying value is greater than the fair value less the estimated selling costs, the Company records an impairment charge. The Company evaluates the fair value of the assets held for sale each period to determine if it has changed (See Note 5 – Discontinued Operations).

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Property and Equipment.

Property and equipment are recorded at cost and depreciated using the straight-line basis over their estimated useful lives, which are typically as follows:

Asset Class	Estimated Useful Life (in years)
Buildings	39
Building improvements	39
Equipment	7
Computer equipment and software	5
Furniture and fixtures	7

The Company regularly evaluates whether events or changes in circumstances have occurred that could indicate impairment in the value of the Company’s long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, the Company determines the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value, with any amount in excess of fair value recognized as an expense in the current period. The Company determines estimated fair value through an evaluation of recent financial performance, recent transactions for similar assets, market conditions and projected cash flows using standard industry valuation techniques. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates (Level 3).

Valuation of Long-Lived Assets.

Long-lived assets to be held and used, including property and equipment, right to use assets and definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2021, the Company has recognized certain impairments, See Note 3 - Real Estate, Property and Equipment, Net.

Gain (Loss) on Sale of Assets.

The Company enters into real estate transactions which may include the disposal of certain commercial shopping centers and hotels, including the associated real estate; such transactions are recorded in Note 5 – Discontinued Operations. The Company recognizes gain or loss on these property sales when the transfer of control is complete. The Company recognizes gain or loss from the sale of equity method investments when the transfer of control is complete, and the Company has no continuing involvement with the transferred financial assets.

Legal Proceedings and Claims.

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of the Company’s business, some of which may involve material amounts. The Company establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. The Company accounts for claims and litigation losses in accordance with FASB, Accounting Standards Codification™, or ASC, Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Lease Accounting.

The Company follows FASB ASC Topic 842, Leases, or ASC Topic 842, utilizing the modified retrospective transition method with no adjustments to comparative periods presented. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.

Lessee.

The Company regularly evaluates whether a contract meets the definition of a lease whenever a contract grants a party the right to control the use of an identified asset for a period of time in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease. The Company accounts for contracts that do not meet the definition of a lease under other relevant accounting guidance (such as ASC 606 for revenue from contacts with customers).

The Company’s lease agreements primarily consist of building leases. These leases generally contain an initial term of 15 to 17 years and may contain renewal options. If the Company’s lease agreements include renewal option periods, the Company includes such renewal options in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancelable term of the contractual arrangement.

The Company classifies its lessee arrangements at inception as either operating leases or financing leases. A lease is classified as a financing lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for financing lease classification is met. The Company has no financing leases as of September 30, 2021.

ROU assets associated with operating leases are included in “Right of Use Asset” on the Company’s unaudited condensed balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in “Lease Liabilities, Current” and “Lease Liabilities, Long-Term” on the Company’s balance sheet as of September 30, 2021. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability plus or minus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.

The Company reviews the carrying value of its ROU assets for impairment, similar to its other long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company could record impairments in the future if there are changes in (1) long-term market conditions, (2) expected future operating results or (3) the utility of the assets that negatively impact the fair value of its ROU assets.

Lessor.

The Company’s lessor arrangements primarily included tenant contracts within shopping centers, which is included in discontinued operations. The Company classifies its leases at inception as operating, direct financing, or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of the Company’s tenant contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI) and is included in discontinued operations. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.

Certain of the Company’s arrangements with tenants contain both lease and non-lease components. In such circumstances, the Company has determined (1) the timing and pattern of transfer for the lease and non-lease component are the same and (2) the stand-alone lease component would be classified as an operating lease. As such, the Company has aggregated certain non-lease components with lease components and has determined that the lease components represent the predominant component of the arrangement.

Income Taxes.

The Company’s income tax expense includes U.S. income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences to be included in the Company’s unaudited condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized.

Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent, the Company believes that the Company is more likely than not that all or a portion of deferred tax assets will not be realized, the Company establishes a valuation allowance to reduce the deferred tax assets to the appropriate valuation. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a given period, the

Company includes the related tax expense or tax benefit within the tax provision in the unaudited condensed consolidated statement of operations in that period. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the future, if the Company determines that it would be able to realize its deferred tax assets in excess of their net recorded amount, the Company will make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit within the tax provision in the unaudited condensed consolidated statement of operations in that period.

The Company pays franchise taxes in certain states in which it has operations. The Company has included franchise taxes in general and administrative and operating expenses in its unaudited condensed consolidated statements of operations.

Revenue Recognition.

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our unaudited condensed consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires the Company to: (i) identify its contracts with customers, (ii) identify its performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to its performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

A substantial portion of the Company’s revenue at its independent living and assisted living communities relates to contracts with residents for services that are generally under ASC Topic 606. The Company’s contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short-term in nature. The Company has determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when the Company’s performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our unaudited consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident’s agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our unaudited condensed consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

Core Business – Continuing Operations.

Resident Care Contracts. Resident fees at the Company’s senior living communities may consist of regular monthly charges for basic housing and support services and fees for additional requested services and ancillary services. Fees are specified in the Company’s agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed the first of the month. Funds received from resident in advance of services are not material to the Company’s unaudited condensed consolidated financial statements.

Below is a table that shows the breakdown by percent of revenues related to contracts with residents versus resident fees for support or ancillary services.

	For the three months ended September 30,
	2021	%	2020	%
Revenue from contracts with customers:
Resident rent - over time	$2,731,655	96%	$2,487,496	94%
Amenities and conveniences - point in time	119,922	4%	149,330	6%
Total revenue from contracts with customers	$2,851,577		$2,636,826

	For the nine months ended September 30,
	2021	%	2020	%
Revenue from contracts with customers:
Resident rent - over time	$9,533,855	96%	$8,742,241	94%
Amenities and conveniences - point in time	359,765	4%	563,772	6%
Total revenue from contracts with customers	$9,893,620		$9,306,013

The following table presents revenue disaggregated by type of contract:

	For the three Months ended September 30,
	2021	2020
Revenue from contracts with customers:
Resident rent	$2,526,864	$2,487,496
Ancillary	256,368	66,504
Assisted living	66,845	70,076
Move-in fees	1,500	12,750
Total revenue from contracts with customers	$2,851,577	$2,636,826

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

	For the nine Months ended September 30,
	2021	2020
Revenue from contracts with customers:
Resident rent	$8,924,490	$8,742,241
Ancillary	755,596	329,300
Assisted living	200,534	200,463
Move-in fees	13,000	34,009
Total revenue from contracts with customers	$9,893,620	$9,306,013

Other Operating Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds received pursuant to the Provider Relief Fund of the CARES Act for which the Company has determined that it was in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. The Company recognized other operating income in its condensed consolidated statements of operations to the extent it had estimated that it had COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income recognized for these estimated losses and costs is limited to the amount of funds received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received.

During the nine months ended September 30, 2021 the Company has received HHS Government grants amounting to $289,487 and total HHS Government grants received by the Company of $675,868. As of September 30, 2021, the Company has recognized the funds as other income on the income statement. (See “Note 1 - Description of Business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern – HHS Government Grants”).

Discontinued Operations.

Hotels. During 2021 the hotel operations were suspended due to the COVID-19 and as of the date of this Report, the Company does not have any hotel properties.

The hotels’ results of operations consist primarily of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Hotel operating revenues are disaggregated into room revenue, ancillary hotel revenue and other revenue on the unaudited consolidated statements of operations. Revenues are recorded net of any discounts or sales, occupancy or similar taxes collected from customers at the hotels, in the unaudited condensed consolidated statements of operations under discontinued operations.

Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to occupy hotel rooms for one or more nights. The Company’s performance obligations are fulfilled at the end of each night that the customers have the right to occupy the rooms. Room revenues are recognized daily at the contracted room rate in effect for each room night.

Food and beverage revenues are generated when customers purchase food and beverage at a hotel’s restaurant, bar or other facilities. The Company’s performance obligations are fulfilled at the time that food and beverage is purchased and provided to the customers.

Other revenues such as cancellation fees, telephone services or ancillary services such as laundry are recognized at the point in time or over the time period that the associated good or service is provided.

Payment received for a future stay is recognized as an advance deposit, which is included in Other Current Liabilities in Discontinued Operations on the Company’s consolidated balance sheet (see Note 5 – Discontinued Operations). Advance deposits are recognized as revenue when rooms are occupied, or goods or services have been delivered or rendered to customers. Advance deposits are generally recognized as revenue within a one-year period.

Commercial Shopping Centers and other Rental Properties: Leasing revenue from commercial shopping centers includes minimum rents, percentage rents, tenant recoveries and other leasing income which are accounted for under ASC Topic 842. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Percentage rents are recognized and accrued when tenants’ specified sales targets have been met. Estimated recoveries from certain tenants for the pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate, and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Cost of Product Revenue.

Cost of product revenue represents direct and indirect costs incurred to bring the product to saleable condition.

Research and Development Expenses.

All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of the Company’s technologies under development, and (iii) other research and development costs including allocations of facility costs.

PPP Loans.

The Company recognizes Paycheck Protection Program loans (PPP loans) under the Small Business Administration as debt instruments in accordance with ASC 470, Debt. When the loan proceeds are received, a long-term liability account (i.e., “PPP Loan Liability”) is set up. The presentation of the loan in the balance sheet is accounted for in accordance with U.S. GAAP regarding the presentation of assets and liabilities, whereas the portion of the loan due within 12 months from year end will be considered a current liability and the remaining portion will be considered a long-term liability. Also, under this guidance, a borrower should not recognize any income from the extinguishment of its debt until the borrower has been legally released as the primary obligor under the loan. In addition, the forgiveness of PPP loans as income will be recorded as other income and not included in income from operations based on the unprecedented nature of COVID-19.

HHS Government Grants.

The Company recognizes income for government grants when grant proceeds are received and the Company determines it is reasonably assured that it will comply with the conditions of the grant, the Company will recognize the distributions received in the income statement on a systematic and rational basis. The Company will estimate the fair value of the grant using the applicable HHS definitions of health care related expenses and lost revenue attributable to COVID-19, considering the Company’s projected and actual results at the end of each reporting period.

Upon conclusion that Clearday, Inc. is reasonably assured that it has met the conditions of the grant, it must measure the amount of unreimbursed health-care related expenses and lost revenue related to COVID-19 at the end of each reporting period and release that amount from Refundable Advance to Other Revenue. During the nine months ended September 30, 2021 the Company has received grant amounting to $289,487 and total grant received so far by the Company amounts to $675,868.

ERTC Funds.

The Company is eligible to claim the employee retention tax credit (“ERTC”) for certain of our employees under the CARES act. The refundable tax credit for 2021 is available to employers that fully or partially suspend operations during any calendar quarter in 2021 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 70% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $7,000 per employee. We estimate that we will be eligible to claim tax credits of approximately $1.6 million per quarter for 2021. The credit was modified and extended for wages paid from January 1, 2021 through December 31, 2021 by the Consolidated Appropriations Act, 2021. Certain of these credits are obtained by refunds of employer taxes that have been paid and other amounts were obtained by reducing the amount of withholdings remitted to the IRS. The ERTC has recently been terminated as of fourth quarter of 2021.

General and Administrative Expenses.

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs, depreciation and amortization, and other general corporate overhead expenses.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and clarifies that receivables arising from operating leases are not in the scope of this ASU. These ASUs are effective for reporting periods beginning after December 15, 2022. The Company is assessing the potential impact that the adoption of these ASUs will have on its unaudited condensed consolidated financial statements.

In December 2019, the FASB also issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain requirements under Topic 740, including eliminating the exception to intra-period tax allocation when there is a loss from continuing operations and income from other sources, such as other comprehensive income or discontinued operations. The amendments in this ASU are effective for the fiscal year beginning after December 15, 2020. The Company has determined that this ASU does not have a material impact on its unaudited condensed consolidated financial statements.

Merger.

On September 9, 2021, the Company completed the merger that is described in Note 1 in this Report “Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern - Merger between Allied Integral Untiled, Inc and AIU Special merger Company, Inc and Name Change.” The merger was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees.

The total preliminary purchase price paid in the Merger has been preliminarily allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Merger. The following summarizes the preliminary allocation of the preliminary purchase price paid in the Merger (in thousands, except share and per share amounts):

Number of shares of the combined organization owned by the Company’s pre-merger stockholders	1,276,042
Multiplied by the fair value per share of Superconductor common stock	$2.65
Fair value of consideration issued to effect the Merger (preliminary)	$3,381,510
Transaction costs	-
Purchase price	$3,381,510

The allocation of the purchase price is as follows

Cash acquired	$259,005
Net assets acquired:
Prepaid expenses	162,434
Inventory	68,000
Investment in AIU real estate (eliminated in consolidation)	1,600,000
Accounts payable and accrued expenses	(298,353)
Accrued compensation	(1,000,000)
Debt assumed	(468,040)
Total net assets	64,041
Fair value of excess of purchase price over net assets acquired – Preliminary Goodwill	3,058,464
Purchase price	$3,381,510

The purchase price allocation is preliminary. We continue to obtain and assess information with regard to certain estimates and assumptions. We will record adjustments to the fair value of the assets acquired, liabilities assumed and intangible assets within the twelve month measurement period to the extent necessary.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

3.	Real Estate, Property and Equipment, Net

Property and equipment, net, consists of the following:

Memory Care Facilities and Corporate

	Estimated Useful Lives	September 30, 2021	December 31, 2020

Land		$1,255,477	$1,940,389
Building and building improvements	39 years	5,339,754	7,277,693
Furniture, fixtures, and equipment	3-7 years	3,955,120	2,588,781
Total		10,550,351	11,806,863
Less accumulated depreciation		(3,328,850)	(2,953,579)
Real estate, property and equipment, net		$7,221,501	$8,853,284

Non-core businesses classified as assets held for sale:

	Estimated Useful Lives	September 30, 2021	December 31, 2020
Land		$3,070,537	$4,288,915
Building and building improvements	39 years	3,648,016	5,898,419
Furniture, fixtures and equipment	5-7 years	1,692,672	2,099,568
Other	3-5 years	75,940	200,969
Total		8,487,165	12,487,871
Less accumulated depreciation		(2,313,268)	(4,175,035)
Real estate, property and equipment, net		$6,173,897	$8,312,836

The Company recorded depreciation expense relating to real estate, property, and equipment for the Company’s memory care facilities and corporate assets in the amount of $433,198 and $461,337 for the nine months ended September 30, 2021 and 2020, respectively and $129,074 and $149,541 for the three months ended September 30, 2021 and 2020, respectively.

The Company has reviewed the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the value of an asset is not recoverable, the Company determines the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. The Company determined estimated fair value based on input from market participants, the Company’s experience selling similar assets, market conditions and internally developed cash flow models that the Company’s assets or asset groups are expected to generate, and the Company considers these estimates to be a Level 3 fair value measurement.

In the third quarter of 2021, the Company recognized an impairment charge of $2,745,427 related to its Naples facility, and an impairment charge of $1,423,328 and $227,473 with respect to the ROU assets related to its New Braunfels facility and its Simpsonville facility, respectively, resulting in a total impairment expense of $4,396,228 for the nine months ended September 30, 2021. See Note 4 - Leases for additional information on the ROU assets.

Based on the Company’s review of carrying value of long-lived assets included in discontinued operations, the Company concluded that a)several of its properties were sold and did not warrant consideration; b) certain properties belonging to their continuing operations segment generate revenue, are cash flow positive and have assets with low carrying values as compared to the recoverable amounts and therefore do not meet impairment requirements; and that c) several properties might be impaired due to extended closures. Both the SeaWorld and Buda hotels have experienced extended closures since March, 2020 due to the COVID-19 pandemic and this has meant significant reductions in cash flows and on the ability to repay the mortgage loans on the properties. The Company transferred the SeaWorld property to the lender in the first Quarter of 2021 and in the fourth quarter of 2021, sold the Buda hotel. The SeaWorld hotel was impaired in the amount of $986,000 in the third Quarter of 2020 and $600,000 in the fourth Quarter of 2020. Additionally, the Buda hotel was impaired in the amount of $811,061 in the fourth Quarter of 2020.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

On March 10, 2021, the Company executed a side agreement with the lender of the SeaWorld Hotel Note (“SeaWorld Settlement Agreement”) that provided for the transfer of the hotel property to the lender and the limitation of the obligations to the Company and the guarantors. See Note 5 – Discontinued Operations.

On May 24, 2021, the Company entered into an agreement to sell its Buda Hotel in the amount of $4,350,000. This property was sold on October 1, 2021 under the terms of this agreement, as described in Note 5 – Discontinued Operations. Considering the above offer for sale and guidance available as per ASC 360, management considered the offer price less cost of transfer as fair market value of group assets of Buda Hotel and reversed the impairment provision of $811,061 on June 30, 2021.

4.	Leases

The Company follows ASC 842, as discussed in Note 1 – Summary of Significant Accounting Policies, the Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess the lease identification, lease classification, and initial direct costs. The Company has elected the accounting policy practical expedient to exclude recording short term leases for all asset classes, as right-of-use assets, and lease liabilities on the unaudited condensed consolidated balance sheet. Finally, the Company has elected to recognize lease components and non-lease components separately for real estate leases.

Leases for Memory Care Facilities.

The Company leased three memory care facilities from MHI-MC San Antonio, LP, MHI-MC Little Rock, LP, and MHI-MC New Braunfels, LP (collectively “MHI entities”) under three separate lease agreements and originally recorded a right of use asset and a lease liability of $35,782,153. The Amended Leases contain three options to renew, which were not considered reasonably certain of being exercised as of the lease commencement date nor the balance sheet date.

As of September 30, 2021, the Company leased one memory care facility from MC-Simpsonville, SC-1-UT, LLC (the “Simpsonville Landlord”) under a 15-year non-cancelable lease agreement. Provided the Company is not in default, the lease agreement has three successive five-year renewal options and has the right of first refusal to acquire the Simpsonville Landlord’s interest in the property in certain situations. Beginning January 2019, the Company ceased paying the Simpsonville Landlord rent. The Landlord filed a lawsuit against the guarantors of the lease and on October 21, 2020, the trial court issued a final judgment of the damages for the plaintiff in the amount of $2,801,365. The trial court has not made findings of fact related to the Company’s liability under the Lease. Additionally, the Company has appealed the trial court judgement as they believe it has reasonable likelihood of success to reduce certain fees in the amount of $190,043 in past taxes and $248,074 in attorney’ fees. the Company has accrued an amount that it determines is reasonable with respect to this contingency. See Note 7 – Commitments and Contingencies for additional information.

All leases are classified as operating leases. The Company does not have any leases within its non-core business. Therefore, no right-of-use assets or lease liabilities were recorded within non-current assets held for sale or lease liability on the unaudited condensed consolidated balance sheet following the adoption of ASC 842. Weighted-average remaining lease terms and discount rate as of September 30, 2021, are 13.5 years and 8.25%, respectively.

Per ASC 360-10-35-21, the Company performed an impairment test on the ROU assets and the New Braunfels and Simpsonville facilities failed the recoverability test as set out in the accounting standard. As a result, the New Braunfels and Simpsonville facilities incurred an impairment charge in the amount of $1,423,328 and $227,473, respectively in the third Quarter 2021.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Lease Costs.

For the three and nine months ended September 2021 and September 30, 2021, the lease costs recorded in the unaudited condensed consolidated statement of operations are as follows:

	For the nine months ended September 30,
	2021	2020
Lease costs:
Operating lease costs	$3,730,560	$3,446,277
Short-term lease costs	33,752	77,335
Total lease costs	$3,764,312	$3,523,612

	For the three months ended September 30,
	2021	2020
Lease costs:
Operating lease costs	$1,243,520	$917,336
Short-term lease costs	7,830	24,843
Total lease costs	$1,251,350	$942,179

Operating Lease Payments.

The following table summarizes the maturity of the Company’s operating lease liabilities as of September 30, 2021:

Year Ending September	Operating Leases
2021 (Remaining of 2021)	$990,358
2022	4,026,961
2023	4,121,550
2024	4,218,384
2025	4,310,799
2026	4,439,167
2027	4,537,167
Thereafter	39,945,641
Total minimum lease payments	$66,590,027
Less: amounts representing interest	28,776,778
Present value of future minimum lease payments	37,823,249
Less current portion	911,745
Non-current lease liabilities	$36,911,504

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

5.	Discontinued Operations

The Company held two hotel properties during 2021, each of which were classified as non-core assets and had experienced an extended closure since March 2020 due to the COVID-19 pandemic, resulting in significant reductions in cash flows and ability to repay the separate mortgage loans on these properties.

SeaWorld Hotel.

During the nine months ended September 30, 2021, the Company entered into an agreement with Pender Capital Asset Based Lending Fund I, L.P. regarding the SeaWorld hotel property and transferred the property to this lender. This lender agreed to limit the aggregate obligations under the secured obligations to the amount of the deficiency realized by the lender on the subsequent sale of the SeaWorld hotel property, subject to an aggregate specified limit assuming that the Company complied with the terms of the agreement. In May, 2021, the lender sold the SeaWorld hotel property which created an aggregate deficiency of $216,000 plus the required payment of taxes in the amount of $82,500 which the Company has accrued as of September 30, 2021. Furthermore, the Company is liable to pay the property taxes for 2021, which amount would be due by January 31, 2022 and is approximately $20,000.

Buda Hotel.

As of May 24, 2021, the Company has entered into an agreement for the sale of the Buda hotel property amounting to $4,350,000. The sale closed on October 1, 2021 as described in Note 15 – Subsequent Events.

The Company previously recognized an impairment provision amounting to $811,061 for this property in accordance with ASC360 and ASC820. Considering the sale offer and guidance available as per ASC 360, the Company considered the offer price less cost of transfer as fair market value of the Buda hotel property and reversed the impairment provision of $811,061 on June 30, 2021. The impairment amount was included in the other income portion of the Unaudited condensed statement of operations—discontinued operations and was also included in the income from discontinued operations line item in the unaudited condensed consolidated statement of operations.

The sale of the Buda hotel property completes the sale of all of the Company’s hotel properties and relieves approximately $4,500,000 of financing liabilities and approximately $4,100,000 of long-term assets, net of accumulated depreciation, from the Company’s unaudited condensed consolidated balance sheet resulting in a gain of $177,851.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2020, the Company sold three non-core assets: A hotel property, commercial real estate property and the remaining portion of a previously sold commercial real estate property. The commercial real estate property and the hotel property, which were owned separately by two of the Company’s subsidiaries in San Antonio, Texas, were sold, with proceeds of $13,300,000 and $2,500,000, respectively. Additionally, the remaining portion of a commercial real estate property located in San Antonio, Texas, was also sold, with proceeds of $700,000. See Note 6 - Indebtedness for more information regarding these and other transactions.

	Commercial Property #1	Hotel Property	Parcel - Commercial Property #2	Total 2020
Contract sales price	$13,300,000	$2,500,000	$700,000	$16,500,000
Fees	(1,461,312)	(134,043)	-	(1,595,355)
Seller buildout obligation	(856,085)	-	-	(856,085)
Net book value of assets	6,425,983	1,981,889	622,466	9,030,338
Gain/(loss) on sale of assets	$4,556,620	$384,068	$77,534	$5,018,222

The following statements are the unaudited condensed consolidated balance sheets and income statements for the Company’s discontinued operations:

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$72,993	$343,044
Restricted cash	-	8,201
Accounts receivable	100	18,421
Prepaid expenses	77,205	23,641
Total current assets	150,298	393,307

Investments in non-consolidated entities	-	77,056
Note Receivables	6,323	6,323
Real estate, property and equipment, net	6,173,897	8,312,836
Total long-term assets held for sale	6,330,518	8,396,215
TOTAL ASSETS	$6,330,518	$8,789,522
LIABILITIES
Current liabilities:
Accounts payable	$699	$66,650
Accrued expenses	1,168,627	1,031,584
Accrued interest	133,170	133,170
Current portion of long-term debt	1,858,223	4,107,599
Total current liabilities	3,160,719	5,339,003

Long-term liabilities:
Note payable	530,596	784,945
Long-term debt, less current portion	4,897,241	5,121,760
Total long-term liabilities held for sale	5,427,837	5,906,705
TOTAL LIABILITIES	$8,488,556	$11,245,708

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUES
Hotel room and other revenue	$-	$2,120	$-	$352,207
Commercial property rental revenue	21,493	20,867	63,853	236,688
Total revenues, net	21,493	22,987	63,853	588,895

Costs and expenses
Operating expenses	20,935	22,720	93,689	477,954
General and administrative expenses	422,421	467,522	751,105	1,390,212
Total operating expenses	443,356	490,242	844,794	1,868,166

Loss from operations	(421,864)	(467,255)	(780,941)	(1,279,271)

Other/(income) expenses
Interest expense	27,411	182,115	190,010	592,876
Gain on disposal of assets	-	-	-	(4,634,154)
Equity income from investees, net of applicable taxes	-	-	15,000	(787,044)
Impairment expense (recovery)	-	-	(811,061)	-
Other (income) expenses	52,558	250,514	(305,301)	451,872
Total (income)/expense	(79,969)	432,629	(911,352)	(4,376,450)

Net (loss) income	$(501,833)	$(899,884)	$130,411	$3,097,179

6.	Indebtedness

As of September 30, 2021, and December 31, 2020, the current portion of long-term debt within the Company’s unaudited condensed financial statements for our core MCA and Corporate facilities is $10,210,849 and $1,623,375 respectively. As of September 30, 2021, and December 31, 2020, the debt associated with our current portion of long-term debt within the Company’s unaudited condensed consolidated financial statements for our assets held for sale as is $1,758,223 and $4,107,599, respectively. This debt is expected to be repaid primarily with the proceeds from the sales of these assets. See Note 2 – Summary of Significant Accounting Policies for more information about the Company’s assets held for sale.

Interest and Future Maturities.

The Company has recorded interest expense in the accompanying unaudited condensed consolidated financial statements of $304,350 and $378,146 for the nine months ended September 30, 2021, and 2020, respectively, and $190,010 and $592,876 for discontinued operations for the same periods.

The Company has recorded interest expense in the accompanying unaudited condensed consolidated financial statements of $30,951 and $95,466 for the three months ended September 30, 2021, and 2020, respectively, and $27,411and $182,115 for discontinued operations for the same periods. The change in the interest expense reflects primarily the impact of the repayment of debt since the beginning of the prior year period and during this period, offset in part by incurrence of indebtedness at the latter part of this period at higher and lower interest rates.

Long-term Debt
As of September 30,	Continuing Core	Discontinued Non-Core	Total
2021 (Reminder of 2021)	$407,462	$1,758,223	$2,165,685
2022	10,392,732	284,366	10,677,098
2023	360,000	499,185	859,185
2024	360,000	214,760	574,760
2025	360,000	231,519	591,519
Thereafter	2,245,804	4,275,250	6,521,054
Total obligations	$14,125,998	$7,263,303	$21,389,301

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the maturity of the Company’s long-term debt and notes payable as of September 30, 2021:

	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
Memory Care (Core) Facilities:
Naples Mortgage	December 2041	3.99%	$-	$2,731,100
Naples Equity Loan	May 2022	9.95%	4,550,000	-
Libertas Financing Agreement	May 2022	33.00%	488,408	-
New Braunfels Samson Funding 1	April 2022	25.00%	142,000	-
New Braunfels Samson Group 2	April 2022	39.00%	142,000	-
Naples Operating Samson Funding	April 2022	31.00%	150,000	-
Naples LLC CFG Merchant Solutions	September 2022	15.00%	275,000
Clearday Operating PPP Loans	January 2022	1.00%	468,040	-
AGP	July 2022	2.00%	2,630,000	-
MCA Invesque Loan(1)	January 2022	8.50%	178,852	1,610,577
New Braunfels Business Loan	June 2022	6.25%	105,463	185,359
Gearhart Loan(2)	December 2021	7.00%	238,578	238,578
Five C’s Loan	December 2021	9.85%	325,000	325,000
SBA PPP Loans	February 2022	1.00%	2,525,108	1,364,962
Equity Secure Fund I, LLC	June 2022	15.00%	1,000,000	-
Notional amount of debt			13,218,449	6,455,576
Less: current maturities			10,453,977	1,623,375
Unamortized Discount			148,254	-
			$2,616,218	$4,832,201
Non-core businesses classified as liabilities held for sale:
Hotels:
Seaworld Hotel Note (3)	January 2021	Variable	$299,000	$3,395,000
Buda Hotel Note (4)	January 2037	Variable	4,013,425	4,046,771
SBA PPP Loan	May 2022	1.00%	604,800	255,300
Buda Tax Loans (5)	June 2028	8.99%	466,713	271,365
2K Hospitality Secured Note	October 2022	None	120,000	-
Notional amount of debt			5,503,938	7,968,436
Less: current maturities			1,045,624	3,395,000
			$4,358,314	$4,573,436

Real Estate:
Artesia Note (6)	June 2033	Variable	$228,769	$238,168
Tamir Note	March 2022	12.00%	300,000	300,000
Leander Note	April 2022	12.75%	700,000	700,000
Notional amount of debt			1,228,769	1,238,168
Less: current maturities			712,599	712,599
			$516,170	$525,569

As of September 30, 2021, the current portion of long-term debt on the accompanying unaudited condensed consolidated balance sheet for core business operations includes $148,254 of unamortized debt discounts. As of September 30, 2021, the long-term debt on the accompanying unaudited condensed consolidated balance sheet for non-core business operations includes $21,528 of unamortized debt discount.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Notes:

(1)	Note is issued by MCA and is secured by all of MCA’s assets which consist primarily of its ownership of its residential facilities.

(2)	Note is issued by MCA and is secured by a senior subordinated lien on all of MCA’s assets which consist primarily of its ownership of its residential facilities. This stated maturity of this note has been extended to December 15, 2021. Clearday is negotiating the terms of an additional extension or forbearance with this lender. However, there can be no assurance that any such agreement will be on terms that are acceptable to Clearday, or at all.

(3)	Obligations have been compromised under the terms of a settlement agreement as of March 10, 2021 to approximately $318,500, as described above.

(4)	This note is a senior secured with an interest rate equal to greater of 10.5% or 30-day LIBOR plus 8.175%. This note was repaid in full in connection with sale of the mortgaged property as described in Note 15 - Subsequent Events.

(5)	Interest rate is 8.99%, per annum and is secured by the Buda Hotel property. This note was repaid in full in connection with sale of the mortgaged property as described in Note 15 - Subsequent Events.

(6)	This obligation is secured by a first mortgage on the real property and is personally guaranteed by certain individuals.

	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
Core Businesses (Continuing Operations) Notes Payable
Cibolo Creek Partners promissory note	December 2025	0.09%	$111,206	$-
Primrose - Miscellaneous	July 2029	7.00%	13,320	-
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Notional amount of debt			624,526	500,000
Guarantee Fees			283,023	139,883
			$907,549	$639,883

Non-Core Businesses (Discontinued Continuing Operations) Notes Payable
Cibolo Creek Partners promissory note	December 2025	0.09%	$530,596	$641,804
Notional amount of debt			530,596	641,804
Guarantee Fees			-	143,141
			$530,596	$784,945

In addition, the Company has an obligation for the payment of the acquisition of the Primrose adult daycare center of $200,000, of which 50% is subject to payment on November 30, 2021 and 50% is subject to payment on May 31, 2022.

Memory Care (Core) Facilities:

Naples Mortgage.

In connection with the Company’s purchase of its memory care facility in Naples, Florida in 2013, it assumed the underlying mortgage with Housing & Healthcare Finance, LLC, dated November 23, 2011. This mortgage is a financing administered by the U.S. Department of Housing and Urban Development or HUD. The original mortgage totaled $3.4 million. The mortgage was collateralized by a security interest in the Naples property and other assets within the Naples property. The mortgage reduced the prepayment penalties through December 31, 2021. The prepayment penalty is 2% during 2020 and 1% during 2021. The mortgage had an interest rate of 3.99%.

Naples Equity Loan.

On April 29, 2021, the Company executed a secured promissory note with Benworth Capital Partners, LLC in the amount of $4,550,000. The original Naples mortgage was paid off in the amount of $2,739,195 and there were closing costs of $354,357 which netted the Company proceeds in the amount of $1,456,448. This secured promissory note is a one-year loan with interest only payments at a fixed interest rate of 9.95%. This loan is guaranteed by certain officers of the Company and is secured by the Memory Care facility located at 2626 Goodlette-Frank Road, Naples, Florida 34105.

Libertas Financing Agreement.

On May 25, 2021, the Company executed a merchant cash advance loan with Libertas Funding LLC in the amount of $737,000 with a purchase price consideration of $550,000 less $11,000 in origination fees for net proceeds of $539,000. The debt discount on the loan is $176,000 and will be amortized over the life of the loan. The weekly payment amount under the agreement is $14,623 and interest rate associated with this agreement is 1.29% per week. Additionally, the Company can terminate the transaction at any time by repurchasing future receipts sold to purchaser but not delivered. This agreement has no stated maturity date. However, based on historical revenue, management has estimated that repayment will 12 months. The obligations under this agreement are guaranteed by James Walesa, the Chairman and CEO of the Company.

New Braunfels Samson Funding 1.

The Company entered into a Futures Receipts Sale and Purchase Agreement dated as of September 28, 2021 (“Factoring Agreement 1”), with Cloudfund LLC d/b/a Samson Group (“NB Financier 1”). Under Factoring Agreement 1, a specified percentage of its future receipts (as defined by Factoring Agreement 1, which include the future resident revenues in the New Braunfels residential care facility owned by MCA) were sold to NB Financier 1, which were equal to $142,000 for a purchase price of $100,000, less origination and other fees of $6,000. The obligations under Factoring Agreement 1 are repaid in 10 equal weekly installments. Factoring Agreement 1 expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds. The obligations under Factoring Agreement 1 are guaranteed by James Walesa, the Company’s Chairman and Chief Executive Officer.

The Company entered into a Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated as of September 28, 2021 (“Factoring Agreement 2”) Samson MCA LLC (“NB Financier 2”). Under Factoring Agreement 2, a specified percentage of its future receipts (as defined by Factoring Agreement 2, which include the payments to MCA as a result of its sale of goods and/or services such as its future resident revenues in the New Braunfels residential care facility owned by MCA), which were equal to $142,000 for a purchase price of $100,000, less origination and other fees of $5,125. Factoring Agreement 2 expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds. The obligations under Factoring Agreement 2 are guaranteed by James Walesa, the Company’s Chairman and Chief Executive Officer.

PPP Loans.

In May 2020, the Company was granted four separate loans under the Paycheck Protection Program (the “PPP Loans”) administered by the United States Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which has enabled the Company to retain the Company’s employees during the period of disruption created by the Coronavirus pandemic. The PPP Loans, which are evidenced by Notes issued by the Company (the “Note”), mature in May 2022 and bear interest at a fixed rate of 1.0% per annum, accruing from May 2020 (“Loan Date”) and payable monthly. The Note is unsecured and guaranteed by the SBA. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the notes or related documents, reorganizations, mergers, Consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions. The PPP Loans may be accelerated upon the occurrence of a default. In the first nine months of September 2021, the Company has received an additional $1,836,014 in PPP loans.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

AGP Loan.

The Company entered into an unsecured promissory note with A.G.P./Alliance Global Partners (“AGP”) which was the financial adviser to AIU in connection with the merger. The $2,630,000 principal amount of this note represents the unpaid fee amount then owed to AGP for its services. Interest under this note accrues at 2% per annum. The Company makes monthly payments of $30,000 and will pay 50% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions. Accrued and unpaid obligations of this note are due on September 10, 2022.

MCA Invesque Loan.

On November 6, 2017, the Company executed a promissory note for $600,000 with Mainstreet Health Financing, LP. The loan had no prepayment penalties. In January 2018, a principal payment of $300,000 was made on this loan. In November 2018, this loan agreement was amended for the then-current principal balance of $300,000. Effective July 31, 2019, the Company signed an amended and restated promissory note with the landlord parties, as defined for the principal sum of $3.3 million (the “A&R MCA Note”), including the previously outstanding principal balance of $300,000. Proceeds from the loan were used to pay outstanding obligations to certain landlords of three leased memory care facilities related to a settlement agreement between the parties. See Note 7 – Commitments and Contingencies.

In accordance with the A&R MCA Note, three principal payments totaling $1.5 million were made during 2019. Beginning January 2020, the Company is required to make monthly principal and interest payments of $47,812. The loan has a fixed interest rate of 8.5%.The note is guaranteed by certain officers and directors of the Company and is collateralized by a pledge of proceeds from the sale of the Naples facility and another specified property interest (in Westover Town Center) that was sold in 2021.

In April 2021, there were three properties in which the Company had an interest and whose proceeds from any sale were pledged to the lender in collateral to the guarantees. One of those interests, Westover Town Center, was sold and the proceeds in the amount of $1,128,126 was used to pay down $1,000,000 against the Invesque loan balance in September 2021.

New Braunfels Business Loan.

On December 23, 2015, the Company executed a business loan agreement with ServisFirst Bank for $600,000. In October 2019, the loan was extended and now matures in March 2022. The loan has a fixed interest rate of 6.25%. The note is guaranteed by certain officers and directors of the Company and is collateralized by furniture, fixtures and equipment at MCA New Braunfels.

Gearhart Loan.

On April 1, 2012, the Company executed a promissory note with Betty Gearhart for $200,000 (the “Gearhart Note”). Interest accrues at a fixed rate of 7.0% and is payable quarterly in January, April, July and October. In April 2015, the Company executed the First Amended and Restated Promissory Note in the principal amount of $238,578, which extended the maturity date until April 2017. The note is collateralized by the debtor granting a security interest to Betty Gearhart including all assets of MCA, LLC as well as any proceeds (including insurance proceeds) of any and all of the foregoing collateral. The maturity date of the loan was further extended in April 2017, April 2018 and April 2020. The Second Amendment to the Amended and Restated Promissory Note (the “Second Amendment”) was executed on March 5, 2020 in the principal amount of $218,578 and has a maturity date of April 1, 2021. The scheduled maturity date of this note has been further extended to December 15, 2021. Clearday is negotiating the terms of an additional extension or forbearance with this lender. However, there can be no assurance that any such agreement will be on terms that are acceptable to Clearday, or at all.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Five C’s, LLC Loan.

As of April 1, 2019, the Five C’s LLC entered into an agreement issuing capital stock that reduced obligations under an existing promissory note to $325,000 that was payable one year after the initial loan was funded, with a right of AIU to extend the maturity date for an additional six-month period. As of December 31, 2020, this note was in default. Subsequently, in February 2021, an extension agreement was entered which set an interest rate of 9.85% per annum and rescheduled the maturity date to December 31, 2021. This note can be extended by the parties for successive six-month periods unless the noteholder provides a notice to the borrower that the term shall not be extended on or prior to the date that is 30 days prior than the expiration of the note.

Equity Secure Fund I, LLC.

On March 26, 2021, the Company executed a promissory note for $1,000,000 with Equity Secured Fund I, LLC. The loan matures on April 26, 2022 and was subject to one (1) twelve (12)-month extension option. The interest rate of the loan is 11.50% and is guaranteed by certain officers and is collateralized the building located at 8800 Village Drive in San Antonio, Texas. Total proceeds received by the Company was $803,963 after adjusting the interest for the period amounting to approximately $115,000, which is classified as prepaid interest in the unaudited condensed unaudited condensed consolidated balance sheet; $44,891 and $5,575 that was paid for prepaid property tax and prepaid insurance respectively (both of which) are included in “net deferred finance cost” and $31,000 in closing costs.

Debt Related to Assets Held for Sale

SeaWorld Hotel Note.

On July 12, 2019, the Company executed a loan agreement with Pender West Credit 1 REIT, LLC for a principal amount of $3,395,000 (“SeaWorld Hotel Note”) to refinance existing financing for the hotel. The note had an initial maturity date of August 1, 2020 and is collateralized by a security interest in the property and other assets within the property. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a variable interest rate equal to the greater of 10.5% or LIBOR plus 8.175%. The Company incurred $308,829 in financing costs related to this loan which were expensed in 2019 due to the short-term nature of the loan.

Effective March 11, 2021, the Company entered into an agreement with the lender to transfer the property to the lender. This lender agreed to limit the aggregate obligations under the secured obligations to the amount of the deficiency realized by the lender on the subsequent sale of the SeaWorld hotel property, subject to an aggregate specified limit assuming that the Company complied with the terms of the agreement. In May 2021, the mortgage lender sold the SeaWorld Property and determined the deficiency of the mortgage loan, subject to a $300,000 maximum amount that was specified in the Settlement Agreement, to be equal to $216,000 plus the required payment of taxes in the amount of $82,500 which the Company has accrued as of June 30, 2021. Additionally, the Company is required to pay their pro rata share of the property taxes for 2021, which amount would be due by January 31, 2021 and be approximately $20,000 resulting in an aggregate obligation of approximately $318,500.

The balance owed as of September 30, 2021 is $121,667. Subsequently, the Company has made additional payments reducing the balance to $58,000 as of November 12, 2021.

Buda Hotel Note.

In November 2011, the Company executed a commercial loan agreement with Members Choice Credit Union totaling $4.8 million (“Buda Hotel Note”) to fund the construction of the Buda Hotel, purchase equipment, establish adequate working capital, and pay closing costs. The note matures on January 25, 2037 and is collateralized by a security interest in the property and other assets within the property. The Company must pay principal and interest payments of $31,486 during the term of the note which are subject to change to amortize the principal payments of the note. The note has a variable interest rate of Prime plus 2.75% and is collateralized by a security interest in the property and other assets within the property. As of December 31, 2020, the Company was in default with Members Choice Credit Union. Subsequently, on February 23, 2021, the Company signed a conditional temporary extension agreement of the note through June 2021 whereby the Company has agreed to pay one installment of $20,000 in March 2021 and three installments of $10,000 in April, May, and June 2021 respectively under the terms of the forbearance of the exercise of any remedies. On October 1, 2021, the Company completed the disposition of the Buda Hotel for a gross sales price of approximately $4,350,000, subject to customary adjustments and the transfer of certain insurance proceeds related to water damage to the property, for net proceeds to the Company after the payment of the mortgage loan of approximately $186,150. In connection with this sale, this obligation was repaid in full

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Buda Tax Loans.

In February 2020, the Company executed a Promissory Note with TaxCORE Lending, LLC (“Buda 2020 Tax Loan”) for a principal amount of $274,940 to finance property taxes associated with the Buda Hotel and to fully repay the Buda Tax Loan. The note matures on March 5, 2030 and is collateralized by a tax lien secured by the Buda Hotel located in Buda, Texas. The note has a fixed interest rate of 8.99%. With adequate notice, the Company may prepay the note without penalty.

During the period June 30, 2021, the Company refinanced the original note with TaxCORE lending on March 30, 2021 for a principal amount of $466,713 at a fixed rate of 8.99% and a maturity date of May 31, 2031. The note is collateralized by a tax lien contract secured by the Buda Hotel located in Buda, Texas. The Original promissory note was executed in the year 2018 with Home Tax Solutions totaling $98,070 (“Buda Tax Loan”) to fund the tax obligation of the Buda Hotel. The note matures on June 2, 2028 and is collateralized by a tax lien secured by the Buda Hotel located in Buda, Texas. The note has a fixed interest rate of 8.99%. In February 2020, this note was fully repaid with proceeds from the Buda 2020 Tax Loan. In connection with the sale of the Buda hotel property on October 1, 2021, this loan was repaid in full.

On August 18, 2021, the Company entered into a settlement regarding the Buda Texas property taxes to approximately $141,000, which were paid by a cash payment by the Company including net proceeds from a loan of the principal amount of $120,000, payable monthly over 12 months at no interest beginning in November 2021. This loan is guaranteed by Cibolo Rodeo (a subsidiary of the Company) collateralized by the 2 acre parcel of land owned by Cibolo Rodeo and a personal guarantee by BJ Parrish, the Chief Operating Officer of the Company.

2K Hospitality Secured Note.

On August 18, 2021, the Company through its subsidiary that owned the Buda hotel property and a subsidiary that owns land located in Cibolo, Texas, jointly entered into a secured promissory note with 2K Hospitality, LLC, in the principal amount of $120,000, payable without interests (assuming no payment default) in 12 monthly payments commencing on November 1, 2021. The obligations are secured by a second mortgage on the Cibolo, Texas property. The obligations of this note are guaranteed by BJ Parrish, a director and Chief Operating Officer of the Company.

Artesia Note.

On April 1, 2013, the Company executed a promissory note with FirstCapital Bank of Texas, N.A. for a principal amount of $314,500 (“Artesia Note”). the Company executed an amendment to the Artesia Note on July 23, 2018 (“Amended Artesia Note”). The Amended Artesia Note had a principal balance of $266,048 upon execution. The original maturity date of the note was March 1, 2018, which was extended to June 23, 2033 in the Amended Artesia Note. The note requires equal monthly principal and interest payments through maturity and has no prepayment penalties. The note has a variable interest rate equal to the greater of 6.0% or the Prime rate plus 1.0%. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. As of September 30, 2021, the interest rate for this loan is 6% (the greater of 6% or the Prime rate of 3.25% plus 1.0%).

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Tamir Note.

On March 12, 2010, the Company executed a promissory note with Tamir Enterprises, Ltd. for a principal amount of $475,000 (“Tamir Note”). The Company has executed subsequent amendments to the Tamir Notes on March 1, 2013, March 12, 2016, and March 19, 2019 (collectively, the “Amended Artesia Note”). The Amended Artesia Note had a principal balance of $300,000 upon execution. As a result of the March 19, 2019 amendment, the maturity date of the note is March 12, 2022. The note requires monthly interest payments through maturity and has no prepayment penalties. The note has a fixed interest rate of 12.0% plus an additional 2% for accrued interest outstanding. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company.

Leander Note.

On October 5, 2018, the Company executed a loan agreement with Equity Security Investments for a principal amount of $700,000 (“Leander Note”) to refinance existing financing for the hotel. The note had an original maturity date of October 5, 2019 and was collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. The Company exercised an extension option which extended the maturity of the note to October 5, 2020. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a fixed interest rate 12.75%. As of October 12, 2020, the maturity of the note has been extended to April 5, 2021.

On April 20, 2021, the Company has exercised a one-year extension option on the Leander note that extends the new maturity date to April 5, 2022. The note has a fixed interest rate of 12.75%, which requires payment of interest on monthly rest, until the Maturity Date, at which time all outstanding principal and interest shall be finally due and payable.

Notes Payable.

The Company has notes payable to Cibolo Creek Partners, LLC, its affiliate Round Rock Development Partners, LP. These notes have a maturity date of December 31, 2025, and there is no interest accruing on any of these notes. Each of these lenders was a related party when the obligations were incurred. For more information, see Note 9 - Related Party Transactions.

7.	Commitments and Contingencies

Contingencies.

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease regarding alleged material construction and related defects of the Simpsonville Facility and other memory care facilities that have been built by Embree and are leased by subsidiaries of MCA, including the significant costs and additional investment that was required by MCA to remedy such defects. The Tenant has stopped paying rent and related charges under the lease for the Simpsonville Facility from and after January 1, 2019. The Landlord has made demands for past rent but has not instituted legal action against the Tenant. Instead, the Landlord filed a lawsuit against the guarantors of the lease, including Trident Healthcare Properties I, L.P., referred to as Trident, which is a wholly owned subsidiary of the Company and an unconditional guaranty of such lease; and the personal guarantors of the Tenant’s obligations under the Lease, including the Company’s Chairman and Chief Executive Officer. The Company has an obligation to indemnify and hold such individuals (other than the Company’s Chairman) harmless under such personal guarantees, and Trident is a consolidated subsidiary in the Company’s financial statements. The Company’s Chairman has indemnified the Company for all obligations of the Company with respect to obligations to the Landlord in connection with this litigation, including the Company’s obligations to such indemnified individuals and the Company’s subsidiaries. This litigation is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 and is pending in the 368th Judicial District Court of Williamson County, Texas. On October 21, 2020, the trial court has issued a judgment on damages in the amount of $2,801,365. The trial court has not made findings of fact related to the Tenant’s liability under the Lease. Additionally, the Guarantors has appealed the trial court judgement as they believed it has reasonable likelihood of success to reduce the judgment in the amount of $248,074 in attorney’ fees. The appellate court recently entered a ruling reversing and remanding the attorneys’ fees portion of the judgment to the trial court for renewed proceedings on that issue. After the entry of the appellate court’s ruling, the Guarantors filed a motion for rehearing on the narrow issue of pre-judgment interest calculation, on which the Guarantors believe that they have a reasonable likelihood of success. The Company has accrued an amount that it determines is reasonable with respect to this contingency. The Landlord filed a second action against Trident and the other guarantors on April 9, 2021, for claims similar to the action described above including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. Trident and the other guarantors intend to respond to this action. The Company is not able to determine if it will prevail in such litigation. The Company has entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility. See Note 15 - Subsequent Events.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Certain subsidiaries of the Company that operate hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018 to December 31, 2019. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of September 30, 2020, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $596,326. The Company has accrued this amount in its unaudited condensed consolidated financial statements as of September 30, 2020.

A subsidiary of the Company has been sued by Naples Property Ventures, LLC, alleging breach under a contract for sale of the Naples property and facility. In its complaint, Naples Property Ventures, LLC is seeking specific performance under the contract. The complaint was served on November 10, 2021. The Company denies these claims, is preparing a response to the complaint and believes that it has meritorious defenses or responses to these claims.

In addition, from time to time, the Company becomes involved in litigation matters in the ordinary course of its business. Such litigations include an action that alleges negligence and other claims regarding the death of a resident in a memory care facility. One case is Michael Inderrieden, Individually and as Personal Representative of the Estate of Thomas Inderrieden v. MCA Simpsonville Operating Company, LLC dba Memory Care of Simpsonville; Allied Integral United, Inc. dba Clearday; Memory Care America, LLC.; MCA Management Company, Inc.; and MC-Simpsonville, SC-1-UT, LLC, which action was brought in South Carolina state court on July 7, 2021 in which the plaintiff alleges various acts and breaches by the defendants that resulted in the death of a resident. Such action has been referred to the Company’s insurance carrier and is in the discovery phase of litigation. Although the Company is unable to predict with certainty the eventual outcome of any litigation, the Company does not believe any of its currently pending litigation is likely to have a material adverse effect on its business.

Prior to the closing of the merger, on November 20, 2020, the landlord of the Company’s former headquarters, Prologis Texas III LLC, commenced an action asserting that the Company breached its lease agreement. The Company has answered the compliant on January 11, 2021 and continues to believe that it has meritorious defenses or responses to these claims.

Indemnification Agreements.

Certain lease and other obligations of the Company are guaranteed in whole or in part by James Walesa and/or BJ Parrish and others. The Company has agreed to indemnify and hold each such individual harmless for all liabilities and payments on account of any such guaranty. The lease obligations of the Company for its lease obligations for four of its five MCA facilities, including the lease of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville facility. This is the facility that is the subject of a litigation and judgement against certain of our subsidiaries. We have been fully indemnified by James Walesa for all obligations that the Company may incur with respect to an adverse judgement against the Company, including any post-judgement interest. Such indemnification by James Walesa is under an agreement dated as of July 30, 2020. Under such agreement, James Walesa receives a fee equal to 2% of the total amount payable by AIU or any of its subsidiaries which is payable in units of shares of the Clearday Care Preferred and Clearday Warrants at $10.00 per unit, which is the same as the cash payment for such units by third parties in the offering of such units by Clearday Care. In the event that Mr. Walesa is required to make any payments under this indemnification, then Company will issue shares of Clearday Care Preferred and Clearday Warrants, at $10.00 per unit, for the amount of such payment.

Subsequently, an amendment to the indemnification agreement above was signed on January 19, 2021 in which additional securities were pledged on behalf of James Walesa for all obligations that Company may incur with respect to an adverse judgement and/or any post-judgement interest. In the event that Mr. Walesa is required to make any payments under this amended indemnification agreement, then Company will issue shares of AIU Care, AIU Warrants and AIU Common Stock at $10.00 per unit as well as Series A Preferred at $20.00 per unit, for the amount of such payment.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Superconductor Merger Commitment.

During the nine months ended September 30, 2021, the Company agreed to pay Superconductor $120,000 per month beginning with February until June 30, 2021 (the “Operating Payments”) or an aggregate amount equal to $600,000, subject to certain deferment. All such obligations were eliminated by consolidation upon the closing of the merger. In connection with the merger, a liability to certain former officers of Superconductor was incurred under the terms of Officer Agreements, which may be paid in Common Stock. The total value owed was accrued as of September 30, 2021 and is included in the net assets acquired in the merger in the amount of $1,000,000.

8.	Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted earnings per share calculation, the Company uses the “if-converted” method for preferred stock and convertible debt and the “treasury stock” method for Warrants and Options.

The following tables set forth the potentially dilutive shares that were anti-dilutive in their respective periods as the Company had net losses in 2021 and 2020, respectively.

Dilution shares calculation	For the Nine Months ended September 30,
	2021	2020
Series A Convertible Preferred Stock	64	182
Series F 6.75% Convertible Preferred Stock	11,439,480	11,439,691
Series I 10.25% Convertible Preferred Stock	1,789,495	567,561
Limited Partnership Units	2,864,607	1,392,028
Warrants	3,281,508	1,828,242
Stock Options	3,641	7,863
Total participating securities	19,378,796	15,235,566

Reserved 2,860,800 shares of Common Stock that will be issued and distributed to holders of the Clearday, Inc. Series F Preferred Stock that do not sell such shares until after the date that is six months after the effective date of the merger (Such shares being the 1,200,000 shares of AIU Common Stock reserved by AIU for issuance contingent on certain financial transactions.

9.	Related Party Transactions

Background.

The Related Party Disclosures Topic provides disclosure requirements for related party transactions and certain common control relationships. Accounting and reporting issues concerning certain related party transactions and relationships are addressed in other Topics.

Information about transactions with related parties is useful in comparing an entity’s results of operations and financial position with those of prior periods and with those of other entities. It helps users of financial statements to detect and explain possible differences.

Debt.

There are some loans in which executive management has loaned money to the Company. In addition, there are loans made by the Company itself in which certain executives personally guarantee the debt.

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) have from time to time made loans to us under revolving credit notes that bear interest at the then applicable federal rate and are payable on demand or other date that was specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of September 30, 2021, Cibolo Creek and Round Rock were owed $641,804 and $500,000 respectively by the Company.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Guarantees.

From time-to-time certain officers and directors will personally guarantee a loan. There is a guarantee fee agreement in place that details the amount of the fee as well as payment terms for certain executives in the Company. The amount of the fee is capped at 1% of the amount of the outstanding note regardless of how many guarantors there are on the loan.

Agents.

Arkadios Capital, LLC

The Company’s president is currently a registered representative with Arkadios Capital LLC (“Arkadios”), a SEC full-service broker dealer. The Company entered into a placement agreement with Arkadios as a broker agent in 2019 and have retained their services as a non-exclusive placement agent in connection with the offering by AIU Alt Care and Clearday OZ Fund of their securities. No amounts have been earned or paid under this arrangement to date.

10.	Non-Consolidated Investment

During the nine months ended September 30, 2021, the Company sold its investment in one of their non-consolidated entities, Westover Town Center for a consideration of $1.4 Million to HR Interest Inc. on dated April 19, 2021. Additionally, the Company recorded a gain on sale of this investment in the amount of $1,172,151.

11.	Acquisitions

On May 28, 2021, the Company acquired all of the equity interests of Primrose Wellness Group LLC (“Primrose”), a San Antonio, Texas licensed adult day care facility that provides affordable daily care services, including ADLs (activities of daily living), nursing services, physical rehabilitative services and other supportive services, primarily to military veterans, including those with VA benefits. The acquisition required the approval of the Texas Department of Health and Human Services. The Company plans to expand the daily activities provided by Primrose including offering its proprietary Clearday Restore services, which provides a combination of aromatherapy and massage therapy designed to help people with a wide range of lifestyle limiting conditions. The Company acquired Primrose for a cash purchase price in the amount of $300,000 that is payable in three equal installments at the closing, and at six months after the closing and one year after the closing. In connection with this acquisition, the Company modified the existing lease terms and guaranteed the lease obligations in full and agreed to employ the two founders of Primrose. The acquisition was not a material acquisition under applicable accounting principles and, accordingly, pro forma information is not required to be provided.

Since the acquisition in May 28, 2021, Primrose has generated approximately $150,000 in revenue and has a net loss of approximately $27,000 for the nine months ended September 30, 2021.

12.	Goodwill

	Primrose Wellness Group, LLC	Merger
Goodwill as of January 1, 2021	$-	$-
Goodwill arising from acquisitions	223,929	3,058,464
Goodwill as of September 30, 2021	$223,929	$3,058,464

●	For Primrose acquisition information See Note 11 – Acquisitions
●	For merger related information See Note 2 - Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern

13.	Deficit

In connection with the merger, the certificate of incorporation of Clearday, Inc. was amended. Prior to such amendment, under the charter of Clearday, Inc. (which was the charter of STI), there were 25,000,000 authorized shares of Common Stock and 2,000,000 authorized shares of preferred stock, each par value $0.001 per share. The certificate of incorporation of Clearday, Inc., as amended in connection with the merger, provides for 80,000,000 authorized shares of Common Stock and 10,000,000 authorized shares of preferred stock, each par value $0.001 per share.

Common Stock

Prior to the merger, Clearday, Inc. had 3,151,780 issued and outstanding shares of Common Stock, which included 400,000 shares held by AIU. The shares held by AIU were cancelled in connection with the merger, resulting in 2,751,780 shares of issued and outstanding shares of Common Stock as of the effective time of the merger. In connection with the merger, Clearday, Inc.

●	Effected the 3.773585 -for-1 Reverse Stock Split and issued approximately 546,820 True Up Shares, as described in Note 1.
●	Issued 13,638,395 shares of Common Stock to the holders of shares of AIU common stock.
●	Reserved 100,000 shares of Common Stock for the conversion or exchange of warrants and convertible securities and shares to be issued to officers of STI under the Officer Agreements.
●	Reserved 2,860,800 shares of Common Stock that will be issued and distributed to holders of the Clearday, Inc. Series F Preferred Stock that do not sell such shares until after the date that is six months after the effective date of the merger (such shares being the 1,200,000 shares of AIU common stock reserved by AIU for issuance contingent on certain financial transactions).

STI did not issue any restricted shares of the Common Stock for compensation during the nine month period ending September 30, 2021.

AIU awarded restricted shares of its common stock in the amount of 453,316 shares (representing 1,080,984 shares of Clearday, Inc. Common Stock) to various officers, directors and a consultant; during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, AIU awarded restricted stock in the amount of 57,000 shares (representing 135,923 shares of Clearday, Inc. Common Stock) to various officers and employees. Such shares of AIU common stock shares were vested for compensation for services in the amount of $570,000 during 2021.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Liquidation Preference.

In the event of the Company’s liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any liquidation preferences that may be granted to the holders of any then outstanding shares of preferred stock.

Rights and Preferences.

Holders of common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock, which the Company may designate and issue in the future.

Voting Rights.

Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s amended and restated certificate of incorporation and amended and restated bylaws do not provide for cumulative voting rights. Because of this absence of cumulative voting, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they should so choose. In addition, the Company’s amended and restated certificate of incorporation also provides that the Company’s directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the consolidated voting power of all the Company’s stockholders entitled to vote on the election of directors, voting together as a single class.

Subject to supermajority votes for some matters, matters shall be decided by the affirmative vote of the Company’s stockholders having a majority in voting power of the votes cast by the stockholders present or represented and voting on such matter, provided that the holders of the Company’s common stock are not allowed to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders or one or more such series, to approve such amendment. The affirmative vote of the holders of at least 75% of the votes that all of the Company’s stockholders would be entitled to cast in any annual election of directors and, in some cases, the affirmative vote of a majority of minority stockholders entitled to vote in any annual election of directors are required to amend or repeal the Company’s bylaws, amend or repeal certain provisions of the Company’s certificate of incorporation, approve certain transactions with certain affiliates, or approve the sale or liquidation of the Company. The vote of a majority of minority stockholders applies when an individual or entity and its affiliates or associates together own more than 50% of the voting power of the Company’s then outstanding capital stock.

Preferred Stock

Prior to the merger, AIU had Series A 6.75% cumulative convertible preferred stock, $0.01 par value, 4,606,853 shares of such securities were issued and outstanding as of December 31, 2020. Each share of Series A preferred stock has a stated value equal to the Series A original issue price. The conversion rate to the number of shares of AIU common stock is equal to 1 share for each share of Series A preferred stock. In connection with the securities, they were either converted into AIU common stock and then exchanged for the Company Common Stock or exchanged for shares of the Company’s Series F 6.75% cumulative convertible preferred stock, $0.001 par value. The Company has 5,000,000 shares authorized with 4,797,052 and 4,606,853 issued and outstanding as of September 30, 2021 and December 30, 2020, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 14 - Preferred Stock – Mezzanine, for accounting treatment of the Series F Preferred Stock.

The Series A Preferred Stock of the Company that was issued and outstanding prior to the merger remains issued and outstanding. Such preferred stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of September 30, 2021 and December 31, 2020. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

On December 31, 2018, AIU acquired the businesses of certain affiliates and entities and issued AIU’s Series A Preferred Stock (which has been exchanged for shares of the Company’s Series F Preferred Stock in the merger).

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Dividends and Distributions

For the Nine months ended September 30,2021 and September 30, 2020, the Company recognized dividends for the 6.75% Series F preferred stock in the amount of $7,617,716 and $8,197,740 respectively. For the three months ended September 30,2021 and 2020, the Company recognized dividends for the 6.75% Series F preferred stock in the amount of $2,089,878 and $2,712,400, respectively.

Warrants

The Company has two separate types of warrants that are outstanding: (1) the warrants that were granted and outstanding by STI prior to the effective date of the merger and (2) the warrants assumed by the Company that were granted by AIU prior to the effective date of the merger.

STI Warrants Prior to the Merger Effective Date.

The following is a summary of such outstanding warrants at September 30 2021:

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to August 2016 financing	2,481	2,481	$646.95	February 2, 2022
Warrants related to December 2016 financing	31,796	31,796	$431.3	December 14, 2021
Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to March 2018 financing	513	513	$340.73	March 6, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024
Warrants issued by AIU that after the merger (described below)	3,281,508	3,281,508	$5.00	November 15, 2029

Warrants that were issued by AIU and have been assumed by Clearday in the merger.

As of September 30 2021, there are 1,376,118 warrants that were issued by AIU to investors in the Alt Care Preferred and units of limited partnership interests in Clearday OZ Fund. As of the effective date of the merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. Each warrant may be exercised for cash at an exercise price equal to $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Prior to the closing of the merger, AIU issued to a consultant that is subject to an development agreement a warrant representing 500,000 shares of the Company’s Common Stock as of the effective date of the merger at an exercise price of $11.00 per share, which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Stock Options

At September 30, 2021, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”) that were in effect for STI prior to the effective date of the merger. Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and nine months ended September 30, 2021. None of the option grantees continued in service after the effective date of the merger. The expiration date for all of the options under the Stock Option Plan granted to any officer, director or consultant is generally the last day of the three (3)-month period following the date that such person ceases their continuous status in such capacity, subject to certain accelerated termination events that are not applicable.

As of September 30, 2021, the aggregate outstanding options under the Stock Option Plan was 7,851 shares, at an exercise price per share of $19.20 to $26,280 with a weighted average exercise price of $211.21. All such options were exercisable. The Stock Option Plan provides for proportionate adjustment to the number of shares represented by the options and the exercise price for certain events, including the reverse stock split and the issuance of the True Up Shares that were effected in connection with the merger. After such adjustments, the aggregate number of shares represented by the options is 3,641 and the price per share is between $41.40 and $56,672.74, with a weighted average exercise price equal to $455.54.

At September 30, 2021, no options had an exercise price less than the current market value. All of the stock options award that were outstanding as of September 30, 2021 were to officers and directors whose service terminated on September 9, 2021 in connection with the merger. Accordingly, all such options that have not been exercised on December 8, 2021 shall expire.

Restricted Stock

On March 31, 2021, AIU issued an additional 57,000 total shares of restricted common stock to executives of AIU representing approximately 135,600 shares of Clearday, Inc. Common Stock. For the nine months ended September 30, 2021, shares issued of restricted common stock vest over 33 months and the Company valued the 57,000 shares at $10 per share, on the date of the agreement.

As of September 30, 2021, the Company has awarded restricted stock worth $5,103,160 or 510,316 shares to various officers, directors and consultants that will be amortized over the requisite service period. As of September 30, 2021, there was $1,489,540 in unamortized stock compensation

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Equity of Subsidiary

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the three months ended September 30, 2021 and 2020, $0 and $400,000 was invested in AIU Alt Care, respectively in exchange for 0 and 40,000 shares of such preferred stock, respectively. For the nine months ended September 30, 2021 and 2020, $897,000 and $955,000 was invest in AIU Alt Care, respectively in exchange for 89,700 and 95,500 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund which is managed by AIU Impact Management, LLC, as the general partner. For the three months ended September 30, 2021 and 2020, $1,431,455 and $0 was invested in Clearday Oz Fund, respectively, respectively. For the nine months ended September 30, 2021 and 2020, $2,444,725 and $400,000 was invested in Clearday Oz Fund, respectively.

The exchange rate for each of the Alt Care Preferred Stock and the limited partnership units in Clearday OZ Fund to Clearday, Inc. Common Stock is equal to (i) the aggregate investment amount for such security plus accrued dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the merger, these securities were exchangeable to shares of AIU common stock at a rate of 1 share for every $10.00 of aggregate amount of the investment plus such accrued dividends.

On March 31, 2020, AIU Alt Care entered into an independent consulting agreement, or the Consulting Agreement, pursuant to which the Company issued 5,000 shares of AIU Alt Care Preferred Stock to the Consultant as partial consideration for financial services rendered. In connection with this transaction, the Company valued the 5,000 shares of AIU Alt Care Preferred Stock at $10 per share for $50,000, on the date of the agreement. The vesting date is September 9, 2022.

A certain officer was repaid $175,000 in the first quarter of 2020 towards a $500,000 payable that was owed; the remaining balance of $325,000 was converted as of September 30, 2020 to 32,500 shares of Alt Care Preferred Stock and 32,500 warrants to purchase shares of the Company’s common stock. In November 2020, the same officer was issued 6,000 Preferred shares in exchange for a $60,000 guaranty fee. See Note 7 – Indemnification Agreements

Non-Controlling Interest Loss Allocation.

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the nine months ended September 30, 2021, the loss for AIU Alt Care is $559,270 and Clearday Oz Fund is $334,712. Additionally, for the nine months ended September 30, 2020, the losses for both AIU Alt Care and Clearday OZ were $423,742 and $1,267,440, respectively. Based on 99% ownership interest, AIU Alt Care and Clearday OZ fund incurred a loss attributable to the NCI in the amount of $553,677 and $331,364, respectively in 2021 and incurred losses of $419,506 and $1,254,766, respectively, for 2020.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI).

For the nine months ended September 30, 2021, AIU Alt Care closed subscriptions and issued and sold 89,700 shares of Series I Cumulative Convertible Preferred Stock (the “Alt Care Preferred Stock”), par value $0.01 per share, and 244,473 units of limited partnership interests in Clearday OZ Fund.

The terms and conditions of the Alt Care Preferred Stock and the limited partnership interests in the Clearday OZ Fund allow the investors in such interests to exchange such securities into the Company’s common stock at the then Company common stock price. For the nine months ended September 30, 2021, AIU Alt Care and Clearday OZ fund has issued 1,270,515 and 2,010,150 warrants, respectively.

Each warrant has a term of ten years and provides for the purchase of the 1 share of the Company’s common stock at a cash exercise price equal to 50% of the price per share of the Company’s common stock when the Company becomes a public company by filing a registration statement, reverse merger or other transaction. The number of shares of the Company’s common stock and the warrant exercise price will be subject to adjustment for stock dividends, stock splits, combinations or other similar recapitalizations after the initial exercise price has been determined.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Dividends on the Alt Care Preferred Stock and preferred distributions on the units of limited partnership interests in Clearday OZ Fund are at each calendar quarterly month end at the applicable dividend rate (10.25%) on the original issue price of the Alt Care Preferred Stock or the units limited partnership interests. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors or the general partner, or (b) by issuing Dividend Shares equal to the aggregate accrued dividend divided by the Series I Original Issue Price. Dividends, if noticed to the Holder, will be payable after the Dividend Payment Date.

Each of the Company, Alternative Care and Clearday OZ Fund shall redeem the Alt Care Preferred Stock or the units of limited partnership interests on the 10 Year Redemption Date that is ten years after the final closing of the offering. The securities provide for a redemption in cash or shares of common stock at the option of Clearday, Inc., in an amount equal to the unreturned investment in the Alt Care Preferred Stock or units of limited partnership interests. Upon consummation of certain equity offerings prior to May 1, 2022, AIU Alt Care may, at its option, redeem all or a part of the Alt Care Preferred Stock for the liquidation preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up, (iii) certain insolvency events, or (iv) certain asset sales, each holder may require the Company to redeem for cash all of such holder’s then outstanding shares of Alt Care Preferred Stock.

The Certificate of Designation also sets forth certain limitations on the Company’s ability to declare or make certain dividends and distributions and engage in certain reorganizations. The limited partnership agreement has similar provisions.

Subject to certain exceptions, the holders of Alt Care Preferred Stock and the units of limited partnership interests have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of shares of capital stock or partnership interests, and are not be entitled to call a meeting of such holders for any purpose, nor are they entitled to participate in any meeting of the holders of the Company’s common stock or participate in the management of Clearday OZ Fund by its general partner.

14.	Preferred Stock - Mezzanine

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,797,082 shares outstanding as of September 30, 2021. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of the then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of September 30, 2021. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

15.	Income Taxes

The Company did not recognize a benefit or provision for income taxes for the nine months ended September 30, 2021 and September 30, 2020.

The Company evaluates its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company has assessed its position and decided that a 100% valuation allowance as of September 30, 2021 and September 30, 2020 is necessary at this time.

For the three months ended September 30,
	2021	2020
Current tax provision (benefit):
Federal	$-	$-
State	-	-
Total current tax benefit	-	-
Deferred Tax provision:
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total tax provision	$-	$-

	For the Three Months ended September 30,
	2021	2020
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.7%	6.9%
Other differences, net	0%	0%
Valuation allowance	-27.7%	-27.9%
Effective tax rate	-%	-%

15.	Subsequent Events

We evaluated subsequent events and transactions occurring after September 30, 2021 through the date of this Report.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Sale of the Buda Property.

On October 1, 2021, Pritor Longhorn Buda Hotel, LLC, a subsidiary of the Company (“Buda”), completed the disposition of one of the Company’s non-core assets: an improved property located in Buda, Texas (the “Buda Property”) that was previously operated as a franchised hotel. As previously reported, the operations for the Company’s hotel properties that it owned during 2020, including the Buda Property, were effectively suspended in response to the COVID-19 pandemic in April, 2020. The Buda Property was one of the Company’s assets held for disposition.

The sales price attributable for the Buda Property was $4,350,000, subject to customary adjustments and prorations and further adjusted by a net increase of approximately $402,000 for insurance proceeds related to certain casualty claims related to the property. The Buda Property was subject to a mortgage note and other long term obligations in the aggregate of approximately $4,500,000 including a mortgage note in favor of bank lender that was in default and subject to forbearance and financing by a lender that was used to pay the property taxes on the Buda Property and additional financing that was incurred by Buda on August 18, 2021 by the Buda Property buyer of $120,000 which was used to pay related occupancy taxes. The net proceeds from the sale of the Buda Property, including these claims and other adjustments including customary prorations, was approximately $186,154, which includes an accommodation by the mortgage lender to reduce the mortgage obligations. The $120,000 seller note is payable in 12 equal monthly installments beginning November 1, 2021. This note is guaranteed by BJ Parrish, a Company executive officer and director, and one of the Clearday subsidiaries which granted a security interest unimproved property held by a Company subsidiary that subordinate to such property mortgage.

The sale of the Buda Property completes the sale or disposition of all of the Company’s hotel properties and relieves approximately $4,500,000 of financing liabilities and approximately $4,100,000 of long term assets, net of accumulated depreciation, from the Company’s consolidated balance sheet.

Sale of Undivided Interests in the Naples Property.

The Company sold undivided interests in the land and improvements (the “Naples Property”) that are used for its Memory Care of Naples care facility that is located in Naples, Florida (the “Naples Facility”). The purchase agreement provides that an aggregate cash amount of $3,141,000 was received by Clearday for the sale of undivided interests equal to 67.36% of the aggregate interests in the Naples Property. The remaining 32.64% of the undivided interests in the Naples Property will be retained by MCA Naples, LLC. The undivided property interests will be held as a tenancy in common under the terms of a Tenant in Common Agreement (“TIC Agreement”). The closing of the purchase and sale of the undivided interests is subject to the closing conditions set forth in the purchase agreement, including the consent to purchase and sale by the existing mortgage lender or refinancing of the mortgage debt. The purchase agreement provided for a non-refundable advance of the purchase price. Accordingly, the aggregate purchase price amount has been received by the Company. This transaction was reported by the Company in a Current Report on Form 8K that was filed on November 1, 2021.

Receipt of ERTC Refunds.

The Company received an additional $650,000 in refunds in the fourth quarter from the overpayment of employer taxes under the employee retention tax credit (“ERTC”) for certain of our employees under the CARES Act with respect to payments made by us during the second and third quarters of 2021. As of November 12, 2021, we have received $2,201,316 of such refunds.

Joint Venture for the Development of Robotic Services.

On November 11, 2021, we entered into a Strategic Alliance, Development and Distribution Terms Agreement (the “JV Agreement”) with Invento Research Inc. (“Invento”) to focus on the development and deployment of robotic services that combine content and uses (or robotic applications) that empower, enhance and protect care workers providing services in the following (collectively, the “JV Core Business Market”): (1) the home and residential health and non-acute care markets, (2) residential care facilities such as assisted living, nursing home, skilled nursing and memory care facilities, (3) health care markets through hospitals, doctor offices, ambulatory surgical care centers, urgent care centers, and medical clinics, and (4) laboratories (e.g., facilities that administer blood testing services), occupational and physical therapy centers, and (5) telehealth applications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis including information with respect AIU, its plans, and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. On September 9, 2021, AIU completed a merger with Superconductor Technologies Inc. (Refer to the financial statement Note 1 – Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern). In connection with the merger, Superconductor changed its name to Clearday, Inc. and continued the business of AIU as the acquired company and continued certain businesses of STI. The following discussion uses the term Clearday to mean the business and operations of AIU prior to the merger with Superconductor continued after the merger and the business of STI that is continued after the merger, unless otherwise indicated.

General Industry Trends.

AIU began its business on December 31, 2018 when it acquired the businesses of certain private funds that were engaged in providing residential memory care services and other businesses (the “2018 Acquisition”). As a result of the 2018 Acquisition, Clearday owned and controlled the acquired businesses that included memory care residential care facilities operated by Memory Care America LLC (“MCA”) and other businesses and assets held for disposition.

The Company’s strategy is to provide innovative non-acute care and wellness solutions that disrupt the traditional senior care model primarily virtually through digital channels with its Clearday at Home service, that it developed during 2020 and launched in Q1 2021 through consumer and business to business (B2B) sales channels, and through its facilities. The Company owns and operates five residential memory care facilities that are located in four U.S. states, under the Company’s subsidiary, MCA. The MCA facilities focus on treating residents suffering from any of the 25 forms of dementia that may be treated in a residential care facility, Alzheimer’s being the most common. The Company uses its knowledge and its experience in treating dementia and other cognitive disorders to develop technology-enabled businesses, aligned to next-generation non-acute care and wellness services and products, including adult day care and home care products and services.

Clearday has two business segments:

●	Non-Acute Care and Wellness, is Clearday’s operating business including:

-	Clearday’s innovative non-acute care and wellness services and products, including a virtual service delivered through digital channels (Clearday at Home), and adult day care (Clearday Clubs);
-	Clearday’s existing MCA communities;
-	Further development and commercial sales of robotic technologies;
-	Commercialization of its advanced air quality products; and
-	All of Clearday’s general and administrative and research and development functions.

●	Non-Core Assets and Related Businesses, which includes all of the assets that are held for disposition.

All net proceeds from dispositions of the non-core assets and related businesses since the 2018 Acquisition have been used by Clearday for its working capital and to fund the development of its innovative non-acute care and wellness businesses.

All of the Company’s long-lived assets are located in the United States and, during the nine months ended September 30, 2021 and 2020, respectively, all of the Company’s revenue was derived from within the United States.

During the nine months ended September 30, 2021, Clearday continued to focus on developing the next generation of tech-enabled non-acute care and wellness solutions.

Seasonality.

MCA’s residential care facilities are seasonal in nature. Generally, residential care facilities suffer revenue losses in November and December as there are losses of residents which often increases during the holiday periods.

Results of Operations.

The Company’s revenues come entirely from its five residential memory care facilities which operate in four states, and the activities related to developing tech enabled businesses that provide services and products to enhance the lives and health to older consumers. MCA earns revenue primarily by providing services to individual residents for a specified monthly fee, which fee includes all services such as room, meals and programs and to a lesser extent, certain community fees for a resident to move into a facility. All of MCA’s revenues are “private pay” which are charged directly to the resident and paid by such individual’s family or administrator. Residents may terminate services upon advance notice of a specified period.

Certain costs and expenses incurred by the Company are accounted for as “Other Selling, General & Administrative expenses” and “Research and Development expense”, including costs and expenses that are summarized below. The Company does not expect to incur the same level or amount for the following costs and expenses on a recurring basis to support its planned operations.

These costs and expenses include:

(1) Development costs and expenses for the innovative services, including Clearday at Home, which primarily consisted of payments to a third-party consulting firm to develop the Clearday at Home and Clearday Club business models, strategies, branding and marketing, and to a lesser extent, the employment costs of the Company personnel dedicated to such development activities. For the nine months ended September 30, 2021 and 2020, these amounts were $534,727 and $1,112,816 respectively. The decrease is primarily because of the amount of costs and expenses that were capitalized by the Company related to the creation of a virtual software platform used for Clearday at Home and related digital services.

(2) Accounting and finance expenses related to the merger and becoming a public company, which primarily consisted of accounting and consulting fees incurred to improve the accounting and finance department, the audit of the Company’s financial statements. For the nine months ended September 30, 2021 and 2020 these costs were approximately $1,123,587 and $1,345,071 respectively. While some of these expenses will continue, such as audit fees, the Company has reduced its reliance on third party consultants as it increases the size and skill set of its accounting and financial staff from the Company’s initial audits for the periods ended 2018 and 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3) Equity based compensation, which primarily consisted of restricted stock grants to the Company’s executives and third-party consultants. For nine months ended September 30, 2021 and 2020, these amounts were $1,915,044 and $1,251,225 respectively. While the Company expects to continue to use equity-based compensation in future years and has granted additional restricted stock awards in 2021, the size of the grants incurred in 2020 included certain one-time compensation amounts to the Company’s General Counsel and certain consultants are not expected to continue at such levels on a recurring basis.

(4) Lease Disputes and Offering Costs, which primarily consisted of legal and related costs in connection with the Simpsonville litigation described under Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report. For the nine months ended September 30, 2021 and 2021, these amounts were $851,079 and $520,803, respectively.

In addition, the Company realized a gain of approximately $744,000 during the nine months ended September 30, 2021 on their investment in shares of Superconductor Common Stock. The value of the Superconductor Common Stock held by AIU during the nine months ended September, 2021 had an aggregate loss of approximately $.54 million. These shares were cancelled in connection with the merger on September 9, 2021 described under “Note 1 – Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern”.

MCA expenses are primarily related to the MCA facilities and providing care to the residents, including:

●	wages and benefits, including wages and wage-related expenses, such as health insurance, workers’ compensation insurance and other benefits for the Company MCA employees, including MCA management;
●	MCA facility operating expenses, including utilities, housekeeping, dietary, maintenance, regulatory requirements, insurance and administrative costs and salaries, including the compensation to persons who develop, market and provide our innovative products and services;
●	lease expenses for four of the five MCA facilities;
●	other general and administrative expenses, principally comprised of general management including the Company’s headquarters, general insurance, legal, accounting and investments in technology;
●	depreciation and amortization expense on buildings and furniture and equipment;
●	interest expenses for loans and other financings related to the MCA businesses, including loans to one lessor of three of the MCA facilities and the mortgage financing of the one owned MCA facility; and
●	Other expenses for the development of technology used in supporting operations and next generation of tech-enabled non-acute care and wellness solutions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the three months ended September 30, 2021 and 2020:

The following tables present a summary of our operations for the three months ended September 30, 2021 and 2020 (dollars in thousands, except per unit amounts):

	Three months ended,		Increase/(Decrease)
	September 30, 2021	September 30, 2020	Amount	Percent
Revenues:
MCA Resident Facilities	$2,852	$2,637	$215	8.1%

Operating expenses:
Wages and benefits	2,232	2,058	174	8.5%
MCA facility operating expenses	2,269	1,092	1,177	107.8%
Lease expenses (1)	888	917	(29)	(3.2)%
Impairment	4,396	-	4,396	100.0%
Other general & administrative expenses(2)	3,540	999	2,541	254.3%
Research & development expenses	120	813	(693)	(85.2)%
Depreciation and amortization	129	149	(20)	(13.7)%
Total operating expenses	13,574	6,028	7,546	125.2%

Operating loss	(10,722)	(3,391)	(7,331)	216.2%

Other (income) expenses
Interest	31	95	(64)	(67.6)%
Gain on disposal of assets	(121)	-	(121)	100.0%
Unrealized gain/(loss) on equity investments (3)	(220)	1,040	(1,260)	(121.2)%
Other (income) expenses	(451)	(5)	(446)	(7816.9)%
Total other/(income) expenses	(761)	1,130	(1,891)	(167.6)%

Net Loss from continuing operations	(9,961)	(4,521)	(5,440)	120.33%
Income from discontinued operations, net of tax (Note 5)	(502)	(900)	398	(44.2)%
Net loss	$(10,463)	$(5,421)	$(5,042)	61.6%

Total Number of facilities	5	5

Total resident capacity (4)	320	320

Average resident days (5)	206	214
Average resident day % (6)	68.6	71.3
Percent of senior living revenue from private and other sources	100%	100%

(1)	Lease expenses includes the accrual of rent and related amounts that have not been paid to the lessor of the Simpsonville facility in connection with a dispute described under Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report based on the amounts stated in the applicable lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	Includes certain non-recurring fees and costs related to the merger of approximately $2.6 million.
(3)	The Unrealized (Gain)/Loss on Securities relates to the Superconductor Common Stock held by the Company was cancelled in connection with the merger as described under “Note 1 – Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern.”
(4)	Is the maximum regulatory approved capacity for the facilities not adjusted for limitations to resident capacity due to COVID and related restrictions.
(5)	Average resident days is computed as follows: (i) the number of paid residents during any day during the specified period, divided by (ii) the total number of calendar days in such period.
(6)	Average resident day % is equal to the percentage of the average resident days during the specified period divided by the average of the total number of beds for all for all of the facilities during such period. This number is not adjusted to reflect a reduction of the number of available beds because of regulatory requirements due to COVID and related restrictions, which continued in force as of September 30, 2021 and vary from state to state.

MCA Revenue. MCA revenue. Revenue from the MCA facilities increased by approximately 8.1%, or approximately $.21 million, primarily due to increased resident and other fees and similar occupancy percentage of the resident rooms during this period available to be sold after giving effect to the COVID and related restrictions.

Wages and Benefits. Wages and benefits increased by 8.5%, or approximately $.17 million primarily due to a need to hire additional employees as the impact of the COVID-19 pandemic has become more manageable with vaccines as well as better preventative healthcare.

MCA Facility Operating Expense. Operating expense increased by 107.8% or approximately $1.17 million, primarily due to 1) an increase in compensation primarily to develop and support “Clearday Clubs” and “Clearday at Home” and related digital product and service lines, 2) additional costs for advertising and marketing to help develop these new product and service lines and 3) costs associated with personal protection equipment (PPE), testing supplies as well as an increase in sanitation and janitorial supplies for the applying of microSURE disinfectant and other related costs due to the COVID-19 pandemic.

Lease Expenses. Lease or rent expenses decreased by approximately 3.2%, or approximately $.03 million primarily due to certain non-building leases expenses in 2020 that do not occur in 2021.

Other General and Administrative Expense. Other general and administrative expenses increased by approximately 252.3% or $2.5 million, primarily due to an increase in fees paid for financial advisor fees to our investment banker of approximately $2.6 million related to the merger described under “Note 1 – Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern.” Additionally, there was an increase in stock compensation due to additional stock awards in 2021 of approximately $.07 million as well as increases in insurance premiums.

Depreciation and Amortization. Depreciation and amortization decreased by approximately 13.7% or approximately $.02 million primarily due to lower remaining net capitalized asset balances for leasehold improvements being subject to depreciation during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. Interest expense decreased by 67.6%, or approximately $.06 million primarily due to lower interest expenses due to the repayment of certain debt during this period offset by increases in interest expense related to higher interest rate financings that were incurred in the latter part of the third quarter of 2021.

Unrealized (Gain)/Loss On Disposal Of Assets. Unrealized (gain)/loss on disposal of assets increased due to the Company selling its interest a non-consolidated entity, Westover Town Center in the amount of $1.4 million. There was an additional adjustment of approximately $.12 million in the third quarter to account for all of the cash received for interest owned in investment.

Unrealized Gain/Loss On Securities. Unrealized (gain)/loss increased due to the issuance of shares of STI common stock that was issued in exchange for a 100% preferred equity interest in an AIU subsidiary. These shares were cancelled in connection with the merger.

Loss On Impairment. For the three months ended September 30, 2021, we recognized a long-lived asset impairment of $4.4 million to reduce the carrying value of certain of our long-lived assets to their estimated fair values.

Key Statistical Data For the nine months ended September 30, 2021 and 2020:

The following tables present a summary of our operations for the nine months ended September 30, 2021 and 2020 (dollars in thousands, except per unit amounts):

	Nine months ended,		Increase/(Decrease)
	September 30, 2021	September 30, 2020	Amount	Percent
Revenues:
MCA Resident Facilities	$9,894	$9,306	$588	6.3%

Operating expenses:
Wages and benefits	6,937	6,509	428	6.6%
MCA facility operating expenses	4,590	3,025	1,565	51.7%
Lease expenses (1)	3,385	3,446	(61)	(1.7)%
Impairment	4,396	-	4,396	100.0%
Other general & administrative expenses	7,986	4,643	3,343	72.0%
Research & development expenses	535	1,113	(578)	(51.9)%
Depreciation and amortization	433	461	(28)	(6.1)%
Total operating expenses	28,262	19,197	9,065	47.2%

Operating loss	(18,368)	(9,891)	(8,477)	85.7%

Other (income) expenses
Interest	304	378	(74)	(19.5)%
Gain on disposal of assets	(1,172)	-	(1,172)	100.0%
Unrealized gain/(loss) on equity investments (2)	(744)	1,040	(1,784)	171.5%
Other (income) expenses	(589)	(26)	(563)	2,165.4%
Total other/(income) expenses	(2,201)	1,392	(3,593)	(258.1)%

Net Loss from continuing operations	(16,167)	(11,283)	(4,884)	57.8%
Income from discontinued operations, net of tax (Note 5)	130	3,097	2,967	(95.8)%
Net loss	$(16,037)	$(8,186)	$(7,851)	95.9%

Total Number of facilities	5	5

Total resident capacity(3)	320	320

Average resident days (4)	225	210
Average resident day % (5)	75.0	69.0
Percent of senior living revenue from private and other sources	100%	100%

(1)	Lease expenses includes the accrual of rent and related amounts that have not been paid to the lessor of the Simpsonville facility in connection with a dispute described under Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report based on the amounts stated in the applicable lease agreement.
(2)	Includes certain non-recurring fees and costs related to the merger of approximately $2.6 million.
(3)	The Unrealized (Gain)/Loss on Securities relates to the Superconductor Common Stock held by the Company was cancelled in connection with the merger as described under “Note 1 – Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern.”
(4)	Is the maximum regulatory approved capacity for the facilities not adjusted for limitations to resident capacity due to COVID and related restrictions.
(5)	Average resident days is computed as follows: (i) the number of paid residents during any day during the specified period, divided by (ii) the total number of calendar days in such period.
(6)	Average resident day % is equal to the percentage of the average resident days during the specified period divided by the average of the total number of beds for all for all of the facilities during such period. This number is not adjusted to reflect a reduction of the number of available beds because of regulatory requirements due to COVID and related restrictions, which continued in force as of September 30, 2021 and vary from state to state.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MCA Revenue. MCA revenue. Revenue from the MCA facilities increased by approximately 6.3% or approximately $.58 million, primarily due to the increase of the average resident days as well as a 4% increase in resident fees. The average resident days increased to 225 or 7.2% for the nine months ended 2021 compared to 210 for the same period during 2020.

Wages and Benefits. Wages and benefits increased by 6.6%, or approximately $.43 million primarily due to an increase of the number of employees to respond to the COVID-19 pandemic as well as an increase of our average salaries and wage, including increased overtime expenses. Additionally, there was an increase in additional staffing needed to develop “Clearday Clubs” and “Clearday Virtual” product lines. The 9 month period ending September 30, 2020 included approximately 6 months prior to the onset of the increased wages and benefits required to respond to the COVID-19 pandemic.

MCA Facility Operating Expense. MCA facility operating expense increased by 51.7% or approximately $1.6 million, primarily due to 1) an increase in compensation primarily to develop and support “Clearday Clubs” and “Clearday at Home” and related digital product and service lines, 2) additional costs for advertising and marketing to help develop these new product and service lines and 3) costs associated with personal protection equipment (PPE), testing supplies as well as an increase in sanitation and janitorial supplies for the applying of microSURE disinfectant and other related costs due to the COVID-19 pandemic.

Lease Expenses. Lease or rent expenses decreased by approximately 1.7%, or approximately $.03 million primarily due to lease concessions that were granted in the lease of three facilities in the bankruptcy case that is described under Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report. The amount of the decrease does not give effect to the litigation regarding the Simpsonville facility, which payments have been withheld in connection with a dispute with the lessor and its affiliates. Additionally, there was a one-time adjustment to non-cash lease expenses relating to Clearday’s lease liabilities of approximately $.13 million primarily due to certain non-building leases expenses in 2020 that do not occur in 2021.

Other General and Administrative Expense. Other general and administrative expenses increased by approximately 72% or approximately $3.3 million, primarily due an increase in fees paid for financial advisor fees to our investment banker of approximately $2.6 million related to the merger described under “Note 1 – Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern.” Additionally, there was an increase in stock compensation due to additional stock awards in 2021, increases in insurance premiums. This period also included increased compensation for executives and staff who were onboarded during the latter part of Q3, 2020, and accordingly were not present during the full first nine months of 2020, offset in part by decreases in accounting costs of approximately $.22 million as we reduced our reliance on third party consultants that supplemented our accounting and financial staff.

Research and Development Expense. Research and development expenses decreased by 51.9% or approximately $.58 million, related primarily to the capitalization of the costs the creation of a virtual software platform.

Depreciation and Amortization. Depreciation and amortization decreased by approximately 6.1% or approximately $.03 million primarily due to lower remaining net capitalized asset balances for leasehold improvements being subject to depreciation during this period.

Interest Expense. Interest expense decreased by 19.5%, or approximately $.07 million primarily due to the payment of certain debt during this period offset in party by the interest expense related to higher interest financings that were incurred in the latter part of the third quarter of 2021.

Unrealized (Gain)/Loss on Disposal of Assets. Unrealized (gain)/loss on disposal of assets increased due to the Company selling its investment in one of their non-consolidated entities, Westover Town Center for $1.4 million. The sale agreement is dated April 19, 2021 and the gain on sale of this investment amounts to approximately $1.1 million.

Unrealized Gain/Loss on Securities. Unrealized (gain)/loss increased due to the issuance of shares of STI common stock that was issued in exchange for a 100% preferred equity interest in an AIU subsidiary. These shares were cancelled in connection with the merger.

Loss on Impairment. For the nine months ended September 30, 2021, we recognized a long-lived asset impairment of $4.4 million to reduce the carrying value of certain of our long-lived assets to their estimated fair values.

Concentration of Risk—Revenues.

The Company’s revenue for the nine months ended 2021 and 2020 consist of operations from their five Memory Care residential facilities in four states. The Company expects to continue to be dependent on revenues from the MCA communities until the other planned businesses have revenues. Any failure of the MCA communities to continue these businesses would significantly and adversely impact the Company. The MCA revenues are primarily private pay and do not rely on reimbursements from Medicare or Medicaid. The Company expects that such concentration will continue until revenues are realized from its Clearday Clubs and digital service Clearday at Home. The Company acquired an adult day care on May 28, 2021, which generated approximately $125,000 in revenue in the three months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Core Assets

The Company considers all its assets that are not used in the non-acute care and wellness industry as non-core assets. The non-core assets as of September 30, 2021 are:

●	One hotel property that suspended its operations since March, 2020 due to COVID-19 and which was sold on October 1, 2021;
●	Commercial real estate investments; and
●	Investments in land.

The Company continues to evaluate the manner to sell or otherwise monetize such assets.

Disposition Activities

During the nine months ended September 30, 2021, the Company sold the following non-core assets:

●	One hotel property, one located in Round Rock, Texas that was sold in the third quarter of 2019 and one located in San Antonio, Texas that was sold in the first quarter of 2020; and
●	A commercial real estate property located in San Antonio, Texas that is owned by Clearday’s subsidiary Hill Country Partners, L.P. and sold in the first quarter of 2020.

During the nine months ended September 30, 2021, Clearday has:

● ●	Transferred the Sea World hotel property to the lender, and Sold its investment in a medical office building

The COVID-19 pandemic has slowed the ability of the Company to dispose of its remaining non-core assets and lowered the expected price of such remaining assets. The Company recently has received an offer to sell one of its non-core assets, an investment in land, and expect to continue its efforts to sell its non-core assets to fund its operations.

Revenues of the Non-Core Assets.

The Company primarily derived revenues from Non-Core Assets from rents and related charges.

Liquidity and Capital Resources.

Clearday requires cash to fund its current operations and continued innovation of non-acute care and wellness services. As of September 30, 2021, Clearday has an accumulated deficit of $68,647,469, loss from continued operations of $16,167,625 and losses from cash flows from operating activities in continuing operations in the amount of $9,813,745. Clearday’s strategy is to use the net proceeds from the sale of its non-core assets and the capital raised by its subsidiaries Clearday Care and Clearday OZ Fund through the issuance of the Clearday Care Preferred and Clearday OZ LP Interests to fund such operations and activities. The COVID-19 pandemic has interrupted the non-core sale process and, to a certain extent, reduced the expected net proceeds.

Clearday does not have sufficient cash resources from the net cash flows of operations, from its current operations, to sustain its operations for the next twelve months and will rely on the continued sale of non-core assets and the sale of its securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on Clearday’s business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2021. The ultimate impact of the COVID-19 pandemic on Clearday’s results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Clearday’s results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of Clearday’s impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 pandemic and the actions to contain it or treat Clearday’s impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

Clearday expects that the following factors will affect our future liquidity:

●	Operating costs for the MCA facilities will be effected and are expected to decrease, primarily because:

During 2021, employee costs will be subsidized under the Employee Retention Credit under the CARES Act; and

Transfer of the Simpsonville memory care facility, which is currently operating at a significant operating loss, including the entry of an interim management agreement to a third party during September, 2021 that limits the operating loss funding requirements of the Company.

●	Operating revenues for the MCA facilities will be effected and are expected to increase, primarily because:

The opportunity to increase the average occupancy as regulators are re-evaluating the number of beds required for COVID-19 and related quarantine areas; and

Ability to increase revenues by providing certain additional products and services to residents, including Clearday Calm Rooms.

●	Selling and general administrative costs will be effected and are expected to decrease, primarily because:

	○	We expect to reduce our reliance on consultants that have a higher cost than its employees that have assumed such functions and work; and

	○	The significant product development costs that are recorded as operating expenses are expected to remain consistent or be lower as the Clearday at Home and Clearday Clubs business models, strategies and marketing plans have been developed.

●	Other factors include:

	○	Expected revenues and net cash flow from Clearday Clubs including Clearday Patriot located in San Antonio, Texas, which was acquired during May 2021;

	○	Clearday at Home and Clearday Clubs including Clearday Patriot adult day care centers are expected to have significantly less per person (customer / resident) costs, including lease and wages and benefits, than amounts incurred for the MCA facilities and are expected to operate with significantly better operating margins.

	○	Expected revenues from certain products including our joint venture for robotic products and services and our advanced air quality products through its distribution arrangement with a global engineering firm;

	○	Additional debt financing of MCA facilities, however, there cannot be any assurance that such financing will be available on terms that are acceptable if at all; and

	○	We will have additional costs and expenses incurred in the merger, including fees to our financial advisor and costs generally of being a public company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MCA Initiatives.

As business operations for residential care facilities began to normalize in the COVID-19 environment, we continued our evaluation of our businesses. We expect to:

●	Continue our sales and marketing training to maintain and increase resident or census occupancy percentages per available room in our facilities maintained after September 30, 2021;
●	Increase revenues per resident through the sale of innovative products and services, including Clearday Calm Rooms and digital and robotic services, as well as other revenue opportunities;
●	Use innovative services such as digital platforms and robotic service to empower and enhance caregiver efficiency and effectiveness which are intended to reduce employee / caregiver stress and turnover.

During the latter part of the third quarter of 2021, MCA began marketing its “Calm Rooms” initially at our Little Rock facility. Calm Rooms incorporate Clearday Restore therapies and other premium services and are able to charge a premium monthly fee. There are no significant revenues from such sales in such quarter.

COVID-19. The pandemic and the regulatory responses and additional initiatives have and will likely continue to have a material effect to Company’s core businesses and operations.

Funding History.

Clearday has historically financed its operations primarily through the sale of its equity securities in private placements. Clearday has incurred negative cash flows from operations. On September 30, 2021, Clearday had an aggregate amount of cash and restricted cash of $0.6 million and a deficit of $68.8 million

Cash Flows.

The following table ($ in 000) shows a summary of Clearday’s cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities of continuing operations	$(10,142)	$(6,368)
Net cash used in operating activities for discontinued operations	776	(1,030)
Net cash used in operating activities	(9,366)	(7,398)

Net cash used in investing activities of continuing operations	15	(219)
Net cash provided by investing activities of discontinued operations	-	15,354
Net cash provided by investing activities	15	15,135

Net cash provided by financing activities of continuing operations	9,524	2,219
Net cash used in financing activities of discontinued operations	(479)	(12,144
Net cash (used)/provided in financing activities	9,045	(9,925)
Net decrease in cash and restricted cash	$(306)	$(2,188)

Operating Activities.

Net cash used in operating activities was $9.0 million for nine months ended September 30, 2021, and $7.4 million for the nine months ended September 30, 2020. Net cash used in continuing operations for the nine months ended September 30, 2021 resulted from a net loss of $16.0 million adjusted for certain non-cash items including: (i) an increase in stock-based compensation for certain officers, directors and consultative services of $1.9 million (ii) depreciation and amortization of $0.4 million, (iii) $1.4 million of non-cash lease expenses and $1.7 million of Right of Use Asset Impairment losses relating to Clearday’s Right of Use Assets, (iv) a $4.4 million increase in impairment losses for our MCA Naples facility, (v) an increase in allowance for doubtful debts by $0.1 million, (vi) an increase in the unrealized gain on securities in the amount of $0.7 million, and (vii) a gain on the sale of a non-consolidated subsidiary of $1.2 million.

Investing Activities.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2021, and net cash provided of $15.1 million for the nine months ended September 30, 2020. Net cash used for the nine months ended September 30, 2021, consists primarily of investment activities in payments for capitalized software costs of $1.6 million, $0.1 million in cash from the merger with STI and the sale of a non-consolidated subsidiary in the amount of $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities.

Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2021, and net cash used of $9.9 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021, consisted primarily of net proceeds received from the new loans is $11.3 million (i) cash in-flow from the sale of preferred and member interests in non-controlling entity of $3.1 million; (ii) repayment of long-term debt in the amount of $4.8 million.

HHS Government Grants

The Company recognizes income for government grants when grant proceeds are received and the Company determines it is reasonably assured that it will comply with the conditions of the grant, the Company will recognize the distributions received in the income statement on a systematic and rational basis. The Company will estimate the fair value of the grant using the applicable HHS definitions of health care related expenses and lost revenue attributable to COVID-19, considering the Company’s projected and actual results at the end of each reporting period.

Upon conclusion that AIU is reasonably assured that it has met the conditions of the grant, it must measure the amount of unreimbursed health-care related expenses and lost revenue related to COVID-19 at the end of each reporting period and release that amount from Refundable Advance to Other Revenue. During the nine months ended September 30, 2021 the Company has received grant amounting to $289,487 and total grant received so far by the Company amounts to $675,868.

Contractual Obligations and Commitments.

See the “Commitment and Contingencies” section within Note 7 of the unaudited condensed consolidated financial statements within this Quarterly analysis, which information is incorporated herein by reference

Legal Proceedings.

Clearday is subject to legal proceedings. The disclosures in this part of Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided under Item 1 Note 7 to the financial statements – Commitments and Contingencies.

Off-Balance Sheet Arrangements.

Clearday is not a party to any off-balance sheet transactions. Clearday has no guarantees or obligations other than those which arise out of normal business operations.

Cash and Restricted Cash.

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of September 30, 2021 and December 31, 2020 includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

Critical Accounting Policies and Significant Judgments and Estimates.

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations – Critical Accounting Policies and Estimates” and the notes to our unaudited condensed consolidated financial statements included in this Quarterly analysis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the three months ended September 30, 2021 and nine months ended September 30, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Impact of Climate Change.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at The Company’s communities to increase. In the long-term, the Company believes any such increased costs will be passed through and paid by the Company’s residents and other customers in higher charges for The Company’s services. However, in the short-term, these increased costs, if material in amount, could materially and adversely affect the Company’s financial condition and results of operations.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities The Company operates. Flooding caused by rising seas levels and severe weather events, including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities the Company operates. The Company mitigates these risks by procuring insurance coverage The Company believes adequate to protect the Company from material damages and losses resulting from the consequences of losses caused by climate change. However, the

Company cannot be sure that its mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on the Company’s financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this section.

Item 4. Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Any “material weaknesses” in the Company’s internal controls may arise because of the internal control environment of the Company. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were ineffective. Specifically, the company does not have adequate segregation of duties that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company personnel; do not adequately limit access to electronic payment systems for authorized expenditures; and have inadequate cyber controls regarding the protection of our data and restricting data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. Management has identified these weaknesses and have adopted a program to remediate such weaknesses.

Remediation Plan. The Company has instituted efforts to remediate these concerns and enhance The Company’s internal control environment to remediate these issues by the end of the year or in the beginning of the first quarter of 2022. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause the Company to fail to meet the Company’s periodic reporting obligations or result in material misstatements in the Company’s financial statements. The Company may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact the Company’s results of operations.

Changes in Internal Control over Financial Reporting

There has been changes in our internal control over financial reporting (as defined in Rules 13a-15(f)  and 15d-15(f)  under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

The financial and management controls of the Company of the Company during the third quarter of 2021 have changed as a result of the merger. The officers and directors of AIU became the officers and directors of the Company as of the effective date of the merger and the accounting and financial management processes of AIU became the accounting and management processes of the Company.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Information on material developments in our legal proceedings is included in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to include a summary of Risk Factors. This Report is the first quarterly report after the previously reported merger of the Company with Allied Integral United, Inc. (“AIU”) in which AIU was the accounting acquiror under Generally Accepted Accounting Principles. In view of the change of the Company resulting from the merger, the Company has elected to provide the following summary of material risk factors. By providing the following disclosures in this Item 1A, the Company does not undertake any obligation to include disclosures under Item 1A in future quarterly reports on Form 10-Q while the Company is a smaller reporting company.

The recent unprecedented events related to the COVID-19 pandemic have caused significant market disruptions and may have longer-term effects that Clearday cannot predict.

The recent unprecedented events related to the COVID-19 pandemic have caused significant market disruptions and may have longer-term effects that Clearday cannot predict. The equity and other market professionals continue to assess the consequences of the global pandemic and the extent and effectiveness of government responses, the responses of the Federal Reserve Bank and other governmental and non-governmental organizations cannot be predicted.

The residents of Clearday’s MCA communities and the clients of Clearday at Home and Clearday adult day care programs are primarily older individuals with pre-existing conditions, including conditions that significantly compromise their immunity. The additional procedures undertaken by MCA and the adult day care businesses will likely result in reduced operating cash flow and profit margins. Although Clearday has procedures that address infectious diseases and contamination in a community environment, Clearday is not able to provide assurance that the communities will not be significant affected, including widespread contagion that could result in a suspension or closing of a facility. Additionally, state or federal regulatory authorities may require, and industry groups may provide, additional measures that could limit the number of individuals that may be treated at a facility, require additional staff or employees or other measures that may require significant investment or operating cost. The additional costs have primarily resulted from regulatory requirements to increase staff and provide quarantine areas. Additionally, during the initial stage of the COVID-19 pandemic, admissions to Clearday’s residential care facilities were suspended and adult day care centers were closed.

During such occasions, Clearday may experience a decline in clients. Further, depending on the severity of any occurrence, Clearday may be required to incur costs to identify, contain and remedy the impacts of those occurrences at MCA communities or adult day care facilities. As a result, these occurrences could significantly adversely affect the results of operations.

The proposed adult day care business has greater risks with respect to COVID-19 and other pandemics due to, among other reasons, that appropriate regulatory agencies may close such businesses, limit the capacity of such businesses, or require additional procedures or capital expenditures designed to protect customers that are costly. During the COVID-19 pandemic, many states closed adult day care centers for a period of time.

The additional procedures and precautions undertaken by adult day care businesses, such as MCA, in response to COVID-19 will likely result in reduced operating cash flow and profit margins.

Although Clearday has procedures that address infectious diseases and contamination in a community environment, Clearday is not able to provide assurance that the communities will not be significantly affected, including widespread contagion that could result in suspending or closing a facility. Depending on the severity of any occurrence, Clearday may be required to incur costs to identify, contain and remedy the impacts of those occurrences at MCA communities and their adult day care facilities.

Additionally, state or federal regulatory authorities may require, industry groups may provide or Clearday may otherwise determine that it would be prudent, to implement certain additional measures and/or quarantine procedures that may require significant investment and/or operating costs, such measures may include limiting the number of individuals that may be treated at a facility while requiring additional staff to manage treatment during the COVID-19 pandemic. During this time, Clearday may also experience a decline in occupancy due to residents terminating their agreements due to the uncertainty of COVID-19 and its effects on adult day care businesses and senior living facilities. Such investments and increased costs may adversely affect Clearday’s operations. The extent and duration of the impact of the COVID-19 pandemic on Clearday’s overall business is uncertain, and our ability to raise capital could be impaired.

Any other severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of Clearday’s senior living communities and facilities.

The revenues of Clearday will be dependent in large part on the occupancy levels at the MCA communities and the members of the Clearday Clubs and any other adult day care facility or other non-acute care and wellness center that will be owned or operated by Clearday. Even if the disruption to the markets and facilities are not as pronounced as during the COVID-19 pandemic, there could be significant reduction in Clearday’s revenues and there could be government or other regulatory intervention that materially increase costs, which would likely materially reduce the operating results of Clearday.

Clearday’s non-acute care and wellness business has significant concentration in industry and geographic areas which exposes Clearday to changes in market conditions in this industry and in those areas.

Clearday’s existing residential care facilities are located in the Little Rock Arkansas area (1), Naples, Florida (1), Simpsonville, South Carolina (1) and the San Antonio / Austin area of Texas (2). Clearday expects to grow our adult day care business primarily in specified markets in Texas and continue offering such services in Naples, Florida. The Clearday at Home or digital service offerings of Clearday are national in scope, but are not as of the date of this report significant compared to the MCA revenues. Accordingly, Clearday will continue to have a high concentration in select geographic markets. Additionally, all of Clearday’s business, other than related to our remaining non-core assets, are engaged or will be engaged in the non-acute care and wellness industry. As a result of this industry and geographic concentrations, the conditions affecting older Americans and the of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to senior citizens, acts of nature and other factors that may result in a decrease in demand for Clearday’s services in these areas could have an adverse effect on Clearday’s revenues, results of operations and cash flow. In addition, Clearday will be particularly susceptible to revenue loss, cost increases or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornadoes in those areas.

Circumstances that adversely affect the ability of older adults or their families to pay Clearday for our adult day care services could cause our revenues and results of operations to decline.

Clearday expects that payment for our adult day care services will be private pay and not rely on government benefits, such as Medicare and Medicaid, which are generally not available for such services, and for benefits or payments available to veterans through the United States Department of Veterans Affairs. Clearday has currently priced the basic service fee for our adult day care centers at a monthly amount that is generally expected to be less than the monthly payment benefits to retirees from the Social Security Administration and Clearday expects that older adults that live with family members will have sufficient funds to pay such service fees and their other household expenses. There can be no assurance that the expected service fee by Clearday will be at an amount that can be afforded by Clearday’s target market for our Clearday Clubs. Economic downturns, higher levels of unemployment among family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics, including the unprecedented effects of the COVID-19 pandemic, could adversely affect the ability of older adults to afford Clearday’s expected adult day care service fees and could result in decreased fees and revenues resulting in a decline of Clearday’s estimated operating results as many of the operating costs for an adult day care center will not vary in relation to a decrease in club members or revenues.

Clearday may not be able to operate our business or implement the business strategies.

Clearday intends to develop and expand new businesses including in the areas of home care services and products and provide services or otherwise have revenue from related services which may include retail sales of products including products that incorporate the technology of the Sapphire Cryocooler that was acquired in the merger, and provide other longevity care services. Clearday continues to evaluate such opportunities and other strategies or business opportunities that Clearday believes would be complimentary to our existing businesses, specifically, our residential care facilities and the digital service offering, and where Clearday may benefit from certain synergies in management and leverage of assets. There can be no assurance, however, that Clearday will be able to implement our business strategy in a manner that realizes any of our intended benefits, including that Clearday will be able to acquire, internally develop or enter into strategic alliances for intended or prospective business lines.

Clearday’s planned business and growth strategy may not yield anticipated returns, may result in disruptions to the business of, may strain management resources and/or may be dilutive to Clearday’s stockholders.

Clearday’s business and growth strategies involve the development (by organic growth or, to a lesser extent, through acquisitions and joint ventures) of businesses that are focused on tech-enabled non-acute care and wellness. In evaluating Clearday’s business opportunities, Clearday will make certain assumptions regarding the expected future performance and prospects. However, newly acquired businesses or investments in businesses, or strategic alliances, may fail to perform as expected, and Clearday may not be able to manage those businesses in a manner that meets our expectations. In particular, Clearday’s acquisition activities may be subject to the following risks:

●	Clearday businesses that are acquired or conducted through joint ventures do not realize the synergies that it expects and require substantially greater investment than it anticipated;

●	Clearday may acquire or invest in businesses that realize net cash losses initially and/or for a period of time that is longer than Clearday anticipated;

●	If Clearday finances acquisitions or strategic alliances by incurring debt, Clearday’s cash flow may be insufficient to meet the required principal and interest payments;

●	Clearday may be unable to quickly and efficiently integrate new acquisitions or strategic alliances, and as a result Clearday’s results of operations and financial condition could be adversely affected;

●	Operating expenses of an acquired business or a strategic alliance may exceed budgeted amounts;

●	Management may be diverted from operations; and

●	Clearday may be required to have management teams that are not proven or that do not, for any number of reasons, perform as expected.

If Clearday cannot operate our businesses or strategic alliances to meet our financial expectations, Clearday’s financial condition, results of operations, cash flow and per share trading price our Common Stock could be adversely affected.

Clearday may use its securities and/or the securities our subsidiaries as consideration in connection with our acquisition strategy which could result in significant dilution to the relative ownership interest of holders of our capital stock prior to such acquisitions.

In addition, it is likely that Clearday will use its or a subsidiary’s securities as consideration, in part or whole, for the purchase of acquired businesses as part of our asset and business acquisition strategy. Such securities may carry rights or preferences different from or superior to those of Clearday’s common stock. Moreover, if such securities include Clearday’s common stock or securities senior to or pari passu to or convertible or exchangeable into shares of Clearday’s common stock, the relative ownership interest of the holders of the Clearday’s capital stock would be subject to dilution.

Clearday’s strategy includes businesses that are in development or early stages and such strategies and businesses include additional venture stage risks and there is no assurance that Clearday may be able to develop our businesses organically or through acquisitions.

A fundamental strategy of Clearday is the continued development of our services, including Clearday at Home and Clearday Clubs as well as related businesses. Clearday at Home does not have any material revenues as of the date of this Report. Clearday Clubs has opened its initial location to be branded as Clearday Patriot by the acquisition of an adult day care center in San Antonio, Texas. Clearday’s ability to successfully execute future development in accordance with our business plan, or at all, will be impacted by a number of factors, including the ability to sell our remaining non-core assets, the availability of additional financing, including additional equity financing, on terms acceptable to Clearday, the availability of government programs such as the Cares Act, market trends, the ability to identify and execute business opportunities, including acquisitions that meet the parameters of the Clearday business plan, and increased competition for sites for the expansion opportunities or acquisitions. The development and acquisitions of future businesses may result in unforeseen operating difficulties and may require additional financial resources and attention from management. Failure to identify suitable development or acquisition businesses, effectively execute the Clearday business strategy or operating difficulties of businesses that Clearday may acquire in the future could have an adverse effect on Clearday’s financial condition, results of operations, cash flows and liquidity.

Clearday will require additional capital and there is no assurance that any debt or equity financing will be available on acceptable terms, if at all.

To the extent that Clearday develops its business through financing, including additional equity financing, there cannot be assurance that financing will be available on acceptable terms, if at all, or that Clearday may be able to satisfy the conditions precedent required to secure borrowings or utilize credit facilities, which could reduce the number, or alter the type, of investments that Clearday would make otherwise and the ability for it to expand its businesses. Any such limitation on such financing or sales of our remaining non-core assets may reduce income. To the extent that financing proves to be unavailable when needed, Clearday may also be compelled to modify our business strategy. Any failure to obtain financing or realize the sale of our remaining non-core assets or other assets may have a material adverse effect on the continued development or growth of Clearday’s businesses. We do not have any binding agreement with an investment banker to provide additional capital. There is no assurance that the public market conditions, the market acceptance of Clearday, the price and volume of our common stock and other factors, will enable any such offering will be consummated on terms acceptable to Clearday or that AGP will then decide that it would then manage or participate in any such offering.

If Clearday fails to identify and quickly respond to changes and trends in non-acute care and wellness preferences, our business, financial condition, results of operations and prospects will be adversely impacted.

Clearday expects to provide services to the non-acute care and wellness industry and expects the products and services to be subject to dynamic changes. The needs and preferences of older adults have generally changed over the past several years, including preferences to reside in their homes longer or permanently, as well as changes in services and offerings, including delivery of home healthcare services, utilization of outpatient rehabilitation services and services that address their increasing desire to maintain active lifestyles. If Clearday fails to identify such changes and quickly and successfully respond to such changes to deliver accepted products and services, then competitors will be able to successfully penetrate the markets that Clearday will operate and Clearday will not be able to successfully grow or maintain our businesses, which would adversely affect our business, financial condition, results of operations and prospects.

Our debt leverage and financing arrangements that we may enter into may, under certain circumstances, contain restrictions and limitations that could impact our ability to operate our business.

Clearday has incurred its long term and other debt, primarily, in connection with the financing of (1) long term assets that are now held for sale, and (2) the financing of the MCA Naples facility and operations. The indebtedness of Clearday may have the effect, among other things, of reducing the flexibility of Clearday to respond to changing business and economic conditions, requiring us to use increased amounts of cash flow to service indebtedness and increasing our borrowing costs.

Our remaining non-core assets that are held for disposition are treated differently under GAAP.

A material amount of the assets on the Clearday balance sheet are held for disposition. These assets are treated differently under GAAP than the assets that are used in Clearday’s operating non-acute care and wellness business. These differences are described in greater detail in the footnotes to the financial statements that are included in this report and the audited financial statements of Allied Integral United, Inc., including that these assets are not subject to depreciation and such assets have not been subject to depreciation expense with respect to these assets from and after December 31, 2018.

The remaining non-core assets may not have the net realizable value that is estimated.

Clearday intends to finance, in part, our development and expansion of our tech-enabled non-acute care and wellness businesses by the sale of our remaining non-core assets. A significant amount of our remaining non-core assets of Clearday have been sold since January 1, 2019 and the net proceeds have been used in Clearday’s operations and business development. Clearday is not expected to make additional investments in any of these assets to be able to reposition the asset to achieve their highest or best use or otherwise achieve a better value. Further, certain of our remaining non-core assets may require additional investment to maintain, such as replacement or repairs, and deferring maintenance and other related costs could decrease the net realizable value of our remaining non-core assets. There can be no assurance that the value of our remaining non-core assets will be able to be sold for the net realizable value that is estimated or the amount that such assets are on the financial statements of Clearday.

Operators of senior care facilities must comply with the rules and regulations of governmental reimbursement programs and certification requirements, fraud and abuse regulations and are subject to new legislative developments.

The healthcare industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. Any failure to comply with such laws, requirements and regulations could affect Clearday’s ability to operate the facilities that Clearday owns or finances. Healthcare operators are subject to federal and state laws and regulations that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. They also require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided.

These regulations may also enable the regulatory agency to place liens on properties. Possible sanctions for violation of these laws and regulations include loss of licensure or certification, the imposition of civil monetary and criminal penalties, and potential exclusion from the Medicare and Medicaid programs. Failure of Clearday to comply with these rules or regulations could have an adverse effect on our financial condition or results of operations.

In addition, this area of the law currently is subject to intense scrutiny. Additional laws and regulations may be enacted or adopted that could require changes in the design of the properties and its joint venture’s operations and thus increase the costs of these operations.

Private third-party payers continue to try to reduce healthcare costs.

Private third-party payers such as insurance companies continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third-party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These efforts of third-party payers to limit the amount of payments that Clearday or others may receive for healthcare services could adversely affect Clearday and would adversely affect Clearday even if such insurance policies do not cover residential or non-residential care facilities that Clearday will operate as the total household cash flow would be reduced and there would be less funds available for Clearday’s services. At the same time, as a result of competitive pressures, Clearday’s ability to maintain operating margins through price increases to private pay options may be limited.

Healthcare policy changes, including proposals to reform the U.S. healthcare system, may harm the Clearday’s future business.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Clearday is unable to assess with certainty the extent of governmental requirements and regulations that will apply to Clearday’s care and wellness businesses.

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Reform Act”) is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. In addition, the Healthcare Reform Act imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the legislation on Clearday’s business is unclear and there can be no assurance that Clearday’s business will not be materially adversely affected. In addition, these and other ongoing initiatives in the United States have increased and will continue to increase pressure on pricing and operations of residential and non-residential care facilities. The announcement or adoption of any government initiatives could have an adverse effect on potential revenues from any product that Clearday may successfully develop.

Moreover, additional legislative or regulatory changes remain possible and appear likely. In this regard, the TCJA, signed into law in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The nature and extent of any additional legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time. Clearday expects that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on Clearday’s industry generally. In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

Various healthcare reform proposals have also emerged at the state level. Clearday cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on Clearday. However, an expansion in government’s role in the U.S. healthcare industry may lower the revenues for future products and adversely affect Clearday’s future business, possibly materially.

Clearday is unable to determine the effect of the amount of wage increases that are expected with labor shortages and any regulatory changes effected by the administration of President Biden, including regulations regarding minimum wages and benefits.

The healthcare industry, and businesses in general, have experienced, and may continue to experience, significant labor shortages, particularly for care givers. Clearday will continue to compete with other senior living community and day care operators, among others, to attract and retain qualified personnel responsible for the day to day operations of Clearday’s current and planned care and wellness businesses. The market for qualified staff, including professional staff such as nurses, therapists and other healthcare professionals, is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits that we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. Additionally, any shortages of staff may require us to retain per diem employees and incur overtime, each of which would increase our wage and benefit expenses. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and Clearday cannot predict the future impact of the Healthcare Reform Act, or any other future healthcare legislation, on the cost of employee health insurance. Increasing employee health insurance and workers’ compensation insurance costs may materially and adversely affect our earnings. From time to time labor unions may attempt to organize Clearday’s employees. If Clearday’s employees were to unionize, it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect our results of operations.

Clearday cannot be sure that labor costs will not increase or that any increases will be recovered by corresponding increases in the rates that Clearday will charge to our clients or otherwise. Any significant failure by us to control labor costs or to pass any increases on to clients through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to Clearday’s clients may reduce Clearday’s occupancy and growth and related revenues.

Additionally, healthcare and elder care are important political issues. President Biden has used, and may continue to use, executive orders to achieve policy goals and objectives. In addition, such policy goals and objectives may be realized through legislation that is sponsored or otherwise supported by President Biden’s administration. Clearday is unable to assess the consequences to improvements to the healthcare systems and that may be realized by such actions, including any effect of increased costs or taxes.

The planned care and wellness business may require Clearday to make significant capital expenditures to maintain and improve care centers.

Clearday’s planned adult day care and clinics and related facilities may require from time to time significant expenditures to address required ongoing maintenance or to make them more attractive to Clearday’s clients. Physical characteristics of facilities are mandated by various government authorities; changes in these regulations may require Clearday to make significant expenditures. Supply chain issues and building material shortages have increased, and may continue to increase, construction costs, including the costs for expected leasehold improvements. In addition, Clearday may often be required to make significant capital expenditures when Clearday acquires, leases or manages new facilities. Clearday’s available financial resources may be insufficient to fund these expenditures. Clearday may be unable to pay increased rent at any facility without experiencing losses.

Because the merger resulted in an ownership change under Section 382 of the Internal Revenue Code Clearday, Clearday’s pre-merger NOL carryforwards and certain other tax attributes are subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”), the corporation’s NOL carryforwards and certain other tax attributes arising before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The merger that closed on September 9, 2021 resulted in an ownership change for Clearday and, accordingly, Clearday’s NOL carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use after such merger. The Section 382 limitation will cause a significant portion of Clearday’s pre-merger net operating loss carryforwards to never be utilized. In addition, if Clearday is determined to have discontinued its historic pre-merger business following the merger, subject to certain exceptions, the Section 382 limitation could eliminate all possibility of utilizing Clearday’s pre-merger NOL carryforwards. Additional ownership changes in the future could result in additional limitations on Clearday’s NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of the NOL carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

Clearday has a limited history of operations, and our Clearday at Home and Clearday Care adult day care businesses are each an emerging business that will expose us to the risks and uncertainties associated with operating and growing an emerging business within an emerging industry.

Each of the innovative care solutions and the adult day care business to be conducted by Clearday Care is significant to Clearday’s growth opportunities and plans. These businesses include the virtual day care business and the adult day care services through physical locations. Clearday does not have any material operational history in such businesses by which potential investors can evaluate our past performance and likelihood of success. As of the date of this report, the adult day care business does not include any operating adult day care centers that were developed by Clearday or use our proprietary Clearday Clubs format. The financial position and results of operations of Clearday, including our most recent financial statements included in this report, are not indicative of the tech-enabled non-acute care and wellness businesses that we intend to pursue, including the adult day care facilities under the Clearday Clubs brand. Such Clearday businesses do not have any earnings history for investors to estimate our future level of sales or profitability or whether Clearday will in fact have sales or profitability. As a result of such industry and geographic focus, the conditions affecting older Americans as well as the local economies and real estate markets in such geographic areas, including, but not limited to, changes in governmental rules and regulations (particularly with respect to senior citizens), acts of nature and other factors that may result in a decrease in demand for our services in these areas could have an adverse effect on Clearday’s revenues, results of operations and cash flow. A core component of our strategy is the development and expansion of our tech-enabled non-acute care and wellness businesses and to fund such plan in part by the sale of our remaining non-core assets such as commercial properties. Our ability to successfully execute future development in accordance with our business plan, or at all, will be impacted by a number of factors, including the ability to sell the remaining non-core assets, the availability of financing on terms acceptable to us, market trends, the ability to identify and execute business opportunities (including acquisitions that meet the parameters of the Clearday business plan), and increased competition for sites for the expansion opportunities or acquisitions. Any such limitation on any such financing or sale of the remaining non-core assets may reduce income.

If Clearday fails to identify such changes and quickly and successfully respond to such changes to deliver accepted products and services, then competitors will be able to successfully penetrate the markets in which Clearday operates which may limit Clearday’s ability to successfully grow and/or maintain our businesses, which would adversely affect our business, financial condition, results of operations and prospects.

Clearday incurred substantial expenses related to the completion of the September 9, 2021 merger.

Clearday incurred substantial expenses in connection with the completion of the September 9, 2021 merger. The substantial majority of these costs will be non-recurring expenses related to the merger, including a substantial fee payable to AGP and legal and other professional fees and expenses and the fees related to the registration and issuance of the common stock issued in connection with such merger. Clearday does not have excess cash flows from its existing businesses to fund the payment of such additional expenses and will require revenues from its innovative businesses or the ability to raise capital through the sale of securities. There can be no assurance that the Company will be able to raise additional funds through the sale of its securities on terms that are acceptable or at all.

Risk Factors That May Generally Apply To an Investment In Securities

The price of Clearday’s common stock may decrease.

The market price of the Clearday’s common stock may decline as a result of a number of reasons, including if:

●	the planned development and expansion by Clearday of the adult day care business or digital services is delayed or not successful; or

●	Clearday’s business and prospects are not consistent with the expectations of financial or industry analysts.

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to possible losses of competitive advantage.

Our efforts to protect our proprietary rights may not succeed in preventing infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications may not result in issued patents and the validity of issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of the products or design around our copyrights, including the coding for our digital services. Additionally, certain of the issued patents and patent applications are owned jointly with third parties. Because any owner or co-owner of a patent can license its rights under jointly-owned patents or applications, inventions made by us jointly with others are not subject to our exclusive control. Any of these possible events could result in losses of competitive advantage.

We depend on specific patents and licenses to technologies, and it will likely need additional technologies in the future that it may not be able to obtain.

We utilize technologies under licenses of patents from others for certain of our products. These patents may be subject to challenge, which may result in significant litigation expense (which may or may not be recoverable against future royalty obligations). Additionally, we may be required to utilize intellectual property rights owned by others, including patents developed by a third-party engineering firm for the cryogenic air quality system, and may seek licenses to do so. Such licenses may not be obtainable on commercially reasonable terms, or at all. It is also possible that Clearday may inadvertently utilize intellectual property rights held by others, which could result in substantial claims.

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

We will face significant competition.

We will compete with numerous care and wellness companies, including developers, owners and operators of residential and non-residential facilities, many of which own or operate facilities that are similar to Clearday’s current and planned facilities in the same markets in which we are, or will be located. Clearday will compete with numerous other managers and operators of care and wellness businesses that are focused on the longevity market, including adult day care centers and products that compete with products that will be distributed by Clearday. Some of Clearday’s competitors are larger and have greater financial resources than us and some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures as us. We cannot be sure that we will be able to attract a sufficient number of clients or residents at rates that will generate acceptable returns or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully and operate profitably.

Clearday’s competition may also be from senior housing, senior healthcare, home healthcare, medical and healthcare providers that expand their services or otherwise provide comparable services or utilize tech-enabled products and services that Clearday will utilize. Any such companies or combination of companies may have referral or strategic relationships that reduce the number of consumers that would otherwise use Clearday’s products or services. In recent years, a significant number of new senior age communities and services have been developed and continue to be developed. Accordingly, Clearday expects to have increased competitive pressures, particularly in certain geographic markets where Clearday’s intends to operate longevity care services. These competitive challenges may prevent Clearday from establishing, maintaining or improving revenues, which may adversely affect Clearday.

Federal, state and local employment related laws and regulations could increase Clearday’s cost of doing business, and Clearday may fail to comply with such laws and regulations.

Clearday’s operations are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs matters such as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents (and will represent) a significant portion of Clearday’s ordinary operating expenses from its care and wellness businesses, compliance with these evolving laws and regulations could substantially increase Clearday’s cost of doing business, while failure to do so could subject Clearday to significant back pay awards, fines and lawsuits. Clearday’s failures to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The US federal minimum wage increases in five steps over five years ending with a $15 minimum wage in 2025, with automatically increase in line with changes in the median hourly wage in the economy. Certain states have increased the minimum wage to $15 per hour. Additionally, we have received benefits of the Employee Retention Credits under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) which is expected to end at the end of 2021 This and other labor related actions have increased the cost of our operating expenses. The extent of such actions cannot be predicted with any certainty.

Clearday may fail to comply with laws governing the privacy and security of personal information, including relating to health information.

Clearday will be required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information and protected health information. State laws also govern protected health information, and rules regarding state privacy rights. Other federal and state laws govern the privacy of other personally identifiable information. If Clearday fails to comply with applicable federal or state standards, then we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect Clearday’s business, financial condition and results of operations.

Clearday will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

Clearday will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. Clearday will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and any exchange that Clearday may have its common stock listed. These rules and regulations are expected to increase the Clearday’s legal and financial compliance costs and to make some activities more time consuming and costly. The executive officers of Clearday will continue to need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also have made it expensive for Clearday to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for Clearday to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in Clearday and could cause our business or stock price to suffer.

Clearday may become subject to litigation, which could have an adverse effect on its performance.

Clearday may from time to time become subject to litigation, including claims relating to our residential care and other operations. Clearday’s planned businesses include the continuation of our residential care facilities, adult day care and our planned in-home care which are businesses that are regulated and have a high risk for plaintiff actions. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Clearday generally intends to vigorously defend itself; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against the us may result in Clearday having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact Clearday’s earnings and cash flows, thereby having an adverse effect on Clearday’s financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Clearday depends on key personnel whose continued service is not guaranteed.

Clearday’s ability to manage its businesses and anticipated future growth depends, in large part, upon the efforts of key personnel, particularly James Walesa, our Chairman and Chief Executive Officer, and B.J. Parrish, our director and Chief Operating Officer. Such key personnel have extensive knowledge and relationships and exercise substantial influence over Clearday’s operational, financing, acquisition and disposition activity.

There is significant competition in the care and wellness industry for experienced personnel and there is a risk that Clearday may not be able to continue to retain our key personnel. The loss of services of one or more members of Clearday’s executive management team, or Clearday’s inability to attract and retain highly qualified personnel, could adversely affect Clearday’s business, diminish Clearday’s investment opportunities and weaken Clearday’s relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect us.

Clearday relies on information technology and systems in its operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

Clearday will continue to rely on information technology and systems, including the internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personally identifiable information of employees, residents and clients. If Clearday experiences security breaches or other similar failures, or other inadequacies or interruptions of our information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third-party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us. We will continue to rely on commercially available systems, software, tools and monitoring, as well as our internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential resident, customer and vendor information, such as personally identifiable information related to our employees and others, including our residents and clients, and information regarding their and Clearday’s financial accounts. We will continue to take various actions, and may incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to Clearday and our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against Clearday, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in Clearday’s or third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of Clearday’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to the Clearday or our operations, or to safeguard Clearday’s business processes, assets and information could result in financial losses, interrupt Clearday’s operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.

Changes in tax laws or other actions could have a negative effect on us.

At any time, the federal or state income tax laws, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. The administration of President Biden has recently proposed changes to the Internal Revenue Code that, if enacted, could have adverse tax consequences for us. Such proposals are subject to significant changes. There cannot be any assurances as to any changes in the Internal Revenue Code that may be implemented, including any that may be adverse to us.

Clearday’s insurance may not cover potential losses, including from adverse weather conditions, natural disasters and other events.

We carry commercial property, liability and other insurance coverage on our businesses. We select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not expect to carry insurance for losses such as loss from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, including those covering losses due to terrorism and certain other insurance policies, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could adversely affect our operations. We may discontinue terrorism or other insurance if the cost of premiums for any such policies exceeds, in our judgment, the expected benefit from carrying the policies. If following the termination or failure to renew any insurance policy we experience an adverse uninsured event, we may be required to incur significant costs, which could materially adversely affect our business and financial performance. Additionally, insurance to cover the risk of business interruptions may not be available or available at commercially reasonable rates and may not cover the specific events that require a closure of interrupt of any of our businesses.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the assets and businesses that that was made. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Clearday’s operations will be subject to risks from adverse weather and climate events.

Severe weather may have an adverse effect on certain senior living or adult day care facilities to be operated by us and by our remaining non-core assets. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on such assets and facilities and result in significant losses to us and interruption of our business. We may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our residential care communities or adult day care centers or the properties owned by use in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operations that may not be adequately covered by insurance.

Terrorist attacks or riots in any locations in which Clearday acquires properties could significantly impact the demand for, and value of, Clearday’s properties.

Terrorist attacks and other acts of terrorism or war or riots would severely impact the demand for, and value of, Clearday’s planned businesses. Terrorist attacks in any of the metropolitan areas in which the Clearday expects to have operations also could directly impact the value of Clearday through damage, destruction, loss or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to maintain the expansion of the adult day care business in accordance with the business plan. To the extent that any future terrorist attack otherwise disrupts Clearday’s planned businesses, it may impair the ability to make timely payments to fund operations, which would harm the operating results and could materially and adversely affect us.

Current government policies regarding interest rates and trade policies may cause a recession.

The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect Clearday’s financial condition, including by limiting Clearday’s ability to pay rent or other obligations and causing the value of Clearday’s owned and operated senior living communities, and remaining non-core assets and of our securities to decline. Further, general economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. Such economic uncertainties and conditions may adversely affect us and others, including our landlords, and our clients, such as by reducing access to funding or credit, increasing the cost of credit, limiting the ability to manage interest rate risk and increasing the risk that obligations will not be fulfilled, as well as other impacts which Clearday is unable to fully anticipate.

As a “smaller reporting company,” Clearday may avail itself of reduced disclosure requirements, which may make Clearday’s common stock less attractive to investors.

Clearday is a “smaller reporting company” under applicable SEC rules and regulations. As a “smaller reporting company,” Clearday may rely on exemptions from certain disclosure requirements that are applicable to other public companies, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Clearday may continue to rely on such exemptions for so long as it remains a “smaller reporting company”. These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Decreased disclosures in Clearday’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. Clearday cannot predict if investors will find the Clearday’s common stock less attractive if it relies on these exemptions. If some investors find Clearday’s common stock less attractive as a result, there may be a less active trading market for Clearday’s common stock and Clearday’s stock price may be more volatile. Clearday may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, Clearday could still be a smaller reporting company if its annual revenues were below $100 million, and it has a public float of less than $700 million. Clearday’s reliance on these exemptions may result in the public finding that Clearday’s common stock to be less attractive and adversely impact the market price of Clearday’s common stock or the trading market thereof.

Clearday expects to not pay cash dividends on its common stock and investors may have to sell their shares in order to realize value for their investment.

Clearday has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Clearday intends to use its cash for reinvestment in the development and expansion of the care and wellness businesses and to pay its debt and lease obligations. As a result, investors may have to sell their shares of common stock to realize any of their investment.

Clearday’s internal controls over financial reporting may not be effective which could have a significant and adverse effect on Clearday’s business and reputation.

Clearday is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires Clearday to report on the design and effectiveness of its internal controls over financial reporting.

Some, but not all, of Clearday’s officers and directors have experience as officers or directors of a public company. Clearday’s internal controls have certain material weaknesses, including insufficient segregation of duties. Clearday has instituted efforts to remediate these concerns and enhance Clearday’s internal control environment to remediate these issues by the end of 2021. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause Clearday to fail to meet its periodic reporting obligations or result in material misstatements in Clearday’s financial statements. Clearday may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact the Clearday’s results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and divert management’s attention from operating Clearday’s business, which could have a material adverse effect on Clearday’s business.

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the SEC and rules promulgated by national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, Clearday’s efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Clearday’s board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, Clearday may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on Clearday’s business. If Clearday’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, Clearday may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on Clearday’s business and results of operations.

Delaware law could discourage a change in control, or an acquisition of Clearday by a third party, even if the acquisition would be favorable to stockholders.

The DGCL contains provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of Clearday, even when these attempts may be in the best interests of stockholders. Delaware law imposes conditions on certain business combination transactions with “interested stockholders”. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in Clearday’s control or management, including transactions in which stockholders might otherwise receive a premium for their shares of common stock over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Clearday’s board has the authority to issue “Blank Check” Preferred Stock, which could affect the rights of holders of the Clearday’s common stock and may delay or prevent a takeover that could be in the best interests of Clearday’s stockholders.

The board of Clearday has the authority to issue shares of preferred stock (the “Series Preferred Stock”), in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. Similarly, the Clearday board may authorize a subsidiary of Clearday to issue securities that may have any such rights, powers or preferences. The issuance of any such securities could affect the rights of the holders of Clearday’s common stock. For example, such issuance could result in a class of securities outstanding that would have preferential voting, dividend, and liquidation rights over Clearday’s common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to the shares of our common stock. The authority possessed by the board of directors to issue Series Preferred Stock or any such other securities could potentially be used to discourage attempts by others to obtain control of Clearday through any merger, tender offer, proxy contest or otherwise by making such attempts more difficult or costly to achieve. The board of directors may issue the Series Preferred Stock or any such other securities without stockholder approval and with voting and conversion rights which could adversely affect the voting power of holders of our common stock. There are no agreements or understandings for the issuance of Series Preferred Stock any such other securities.

The market price and volume of Clearday’s common stock fluctuates significantly and could result in substantial losses for individual investors.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of Clearday’s common stock to decrease. In addition, the market price and volume of Clearday’s common stock is highly volatile.

Factors that may cause the market price and volume of the Clearday’s common stock to decrease include:

●	changes in stock market analyst recommendations regarding Clearday’s common stock or lack of analyst coverage;

●	fluctuations in Clearday’s results of operations, timing and announcements of our corporate news;

●	any adverse investor reaction to the September 9, 2021 merger;

●	adverse actions taken by regulatory agencies with respect to any facilities or their operations or therapeutic based procedures that Clearday provides;

●	any lawsuit involving any care or services or products that Clearday provides;

●	announcements of technological innovations by Clearday’s competitors;

●	public concern as to the safety of services or products developed by Clearday or others;

●	regulatory developments in the United States and in foreign countries;

●	the care and wellness industry conditions generally and general market conditions;

●	failure of Clearday’s results of operations to meet the expectations of stock market analysts and investors;

●	sales of Clearday’s common stock by its executive officers, directors and five percent stockholders or sales of substantial amounts of Clearday’s common stock, including amounts that are sold on market orders when there is insufficient volume and activity regarding our common stock;

●	changes in accounting principles; and

●	loss of any of our key employees and officers.

Further, Clearday’s common stock will be subject to market disruptions that devalue the equity markets broadly, or certain sectors, which are caused by events that are not related to the business and operations of Clearday. Recent events in exchange listed securities resulted in significant loss of market value of shares for, among other matters, pandemics and market reaction to perceived global interconnected economies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Number		Description of Document

10.1	*	Settlement Agreement dated as of July 31, 2019 by and among Invesque Holdings, LP (“Invesque”), MHI-MC New Braunfels, LP (“New Braunfels”), MHI-MC San Antonio, LP (“San Antonio”), and MHI Little Rock, LP (“Little Rock”; together with New Braunfels and San Antonio, the “Landlords”; together with Invesque, the “Landlord Parties”), Memory Care America LLC (“MCA”), MCA Mainstreet Tenant LLC (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”); MCA New Braunfels Operating Company, LLC (“MCA New Braunfels”), MCA Westover Hills, LLC (“MCA Westover”), and Memory Care at Good Shepherd, LLC (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA Management, MCA New Braunfels, and MCA Westover, the “Debtors”), Trident Healthcare Properties I, L.P. (“Trident”), Steve Person (“Mr. Person”), James Walesa (“Mr. Walesa”), and B.J. Parrish.

10.2	*

Second Amended and Restated Promissory Note dated July 31, 2019 in the initial principal amount of $3,328,105.65 issued by Memory Care America LLC, a Tennessee limited liability company (“MCA”), MCA Mainstreet Tenant LLC, a Tennessee limited liability company (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC, a Tennessee limited liability company (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”), a Tennessee corporation, MCA New Braunfels Operating Company, LLC, a Tennessee limited liability company (“MCA New Braunfels”), MCA Westover Hills, LLC, a Delaware limited liability company (“MCA Westover”), and Memory Care at Good Shepherd, LLC, an Arkansas limited liability company (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA New Braunfels, and MCA Westover, the “Debtors”), to the order Invesque Holdings, LP, a Delaware limited partnership (“Invesque”), MHI-MC New Braunfels, LP, a Delaware limited partnership (“New Braunfels”), MHI-MC San Antonio, LP, a Delaware limited partnership (“San Antonio”), and MHI Little Rock, LP, a Delaware limited partnership (“Little Rock”; together with Invesque, New Braunfels and San Antonio, together with their respective successors and assigns, the “Landlord Parties”).

10.3	*	Second Amendment to Lease Agreement dated as of July 31, 2019 by and between MHI-MC San Antonio, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 (the “Original Lease”), regarding the memory care facility located on the Leased Property and commonly known as Memory Care of Westover Hills.

10.4	*	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI-MC New Braunfels, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016, regarding the memory care facility located on the Leased Property and commonly known as Memory Care of New Braunfels.

10.5	*	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI Little Rock, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 regarding memory care facility located on the Leased Property and commonly known as Memory Care of Little Rock.

10.6	*	Amended, Restated And Consolidated Guaranty Agreement dates as of July 31, 2019, by each guarantor named therein to Invesque Holdings, LP, a Delaware limited partnership and the other guaranteed parties named therein as to the obligations described therein.

10.7	*	Reaffirmation of Pledge Agreement dated as of July 31, 2019, by Trident Healthcare Properties I, LP, a Delaware limited partnership for the benefit of Invesque Holdings, LP, a Delaware limited partnership (successor-in-interest to Invesque Financing, LP, formerly known as Mainstreet Health Financing, LP).

10.8	*	Lease Agreement dated as of February 3, 2016 by and between MC-Simpsonville, SC-1 UT, LLC, a Utah limited liability company and MCA Simpsonville Operating Company, LLC, a Tennessee limited liability company; and First Amendment thereto dated as of October 17, 2017, and Second Amendment thereto dated as of March 12, 2018 and the Third Amendment thereto dated as of May ___, 2018.

10.9	*	Settlement Agreement dated as of March 10, 2021 by and between Pender Capital Asset Based Lending Fund I, L.P., a limited partnership (“Pender”) on the one hand and Pritor Longhorn Seaworld, LLC, James Walesa, and B.J. Parrish, on the other.

10.10	*	Amended and Restated Promissory Note dated April 1, 2015 by Memory Care America, LLC as the maker, payable to the order of Betty Gearhart in the original principal amount of $238,577.81 and the Amendment thereto dated April 1, 2017 and the Second Amendment thereto dated March 5, 2020.

10.11	*	Assignment and Security Agreement dated July 13, 2012 by and between Memory Care America, LLC and Betty Gearhart, as the secured party.

10.12	*	Amended and Restated Promissory Note dated as of April 1, 2019 by Allied Integral United, Inc., now known as Clearday Operations, Inc., payable to The Five C’s LLC in the principal amount of $325,000.

10.13.1	*	Mortgage and Security Agreement dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company.

10.13.2	*	Solvency Affidavit by James Walesa and MCA Naples Holdings, LLC, a Tennessee limited liability company, in favor of Benworth Capital Partners, LLC, a Florida limited liability company, dated April 28, 2021.

10.13.3	*	Subordination Agreement dated April 28, 2021 by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples, LLC, a Tennessee limited liability company and James Walesa.

10.13.4	*	Continuing and Unconditional Guaranty dated April 28, 2021 by MCA Naples Holding, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company.

10.13.5	*	Deed in Lieu Agreement dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company and the escrow agent named therein in favor of Benworth Capital Partners, LLC, a Florida limited liability company.

10.13.6	*	Assignment of Rents and Leases dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company, as assignor, and Benworth Capital Partners, LLC, a Florida limited liability company, as assignee.

10.13.7	*	Subordination, Nondisturbance and Attornment Agreement dated April 28, 2021 by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples Operating Company, LLC, a Tennessee limited liability company, and MCA Naples, LLC, a Tennessee limited liability company.

10.13.8	*	Continuing and Unconditional Guaranty dated April 28, 2021 by James Walesa in favor of Benworth Capital Partners, LLC, a Florida limited liability company.

10.13.9	*	Loan Agreement dated April 28, 2021 by and between MCA Naples, LLC, a Tennessee limited liability company and Benworth Capital Partners, LLC, a Florida limited liability company.

10.13.10	*	Promissory Note dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company payable to the order of Benworth Capital Partners, LLC, a Florida limited liability company and the ACH Rider thereto.

10.14.1	*	Commercial Loan Agreement dated as of October 5, 2018 by and between Leander Associates, LTD, a Texas limited partnership, as borrower, James Walesa, as the guarantor, and Equity Secured Investments, Inc. as the lender.

10.14.2	*	Modification and Extension of Real Estate Lien and Note dated as of October 5, 2020 by and between Leander Associates, LTD, a Texas limited partnership, as borrower, James Walesa, as the guarantor, and Equity Secured Investments, Inc. as the lender.

10.14.3	*	Guaranty Agreement dated October 4, 2018 by James Walesa in favor of Equity Secured Investments, Inc.

10.15.1	*	Commercial Loan Agreement dated as of March 26, 2021 by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower.

10.15.2	*	Environmental Indemnification Agreement dated as of March 26, 2021 by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower.

10.15.3	*	Assignment of Leases and Rents dated as of March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company in favor of Equity Secured Fund I, LLC.

10.15.4	*	Promissory Note dated March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company, payable to the order of Equity Secured Fund I, LLC in the initial principal amount of $1,000,000.

10.15.5	*	Deed of Trust with Security Agreement and Assignment of Rents dated March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company, unto the trustee named therein.

10.15.6	*	Guaranty Agreement dated March 26, 2021 by James Walesa in favor of Equity Secured Fund I, LLC.

10.16.1	*	Term Promissory Note dated July 23, 2018 by SRP Artesia, LLC, a Delaware limited liability company, as borrower, payable to the order of Firstcapital Bank of Texas, N.A., a national banking association, as lender in the initial principal amount of $266,048.29.

10.16.2	*	Renewal, Extention and Amendment Agreement regarding the amendment to the Deed of Trust and Security Agreement regarding the Term Promissory Note issued by SRP Artesia, LLC payable to the order of Firstcapital Bank of Texas, N.A., a national banking association.

10.17.1	*	Renewal, Extension, and Modification of Real Estate Note and Lien dated as of March 12, 2019 by Cibolo Rodeo, Ltd., a Texas limited partnership, as borrower, in favor Tamir Enterprises, Ltd., as the lender.

10.18.1	*	Promissory Note dated as of August 18, 2021, by Pritor Longhorn Buda Hotel, LLC, a Delaware limited liability company, and Cibolo Rodeo, Ltd., a Texas limited partnership, payable to the order of 2K Hospitality, LLC, a Texas limited liability company, as lender, in the initial principal amount of $120,000.

10.18.2	*	Deed of Trust, Security Agreement - Financing Statement dated August 18, 2021 by Cibolo Rodeo, Ltd., a Texas limited partnership in favor of the trustee named therein for the benefit of 2K Hospitality LLC, a Texas limited liability company, as the lender.

10.18.3	*	Guaranty Agreement dated as of August 18, 2021 by Billie Jay Parrish a.k.a. B.J. Parrish to and in favor of 2K Hospitality, LLC, a Texas limited liability company.

10.19	*	Purchase Agreement dated as of August 18, 2021, by and between CFG Merchant Solutions, LLC, a Delaware limited liability company, as the buyer, and MCA Naples, LLC, as Seller and the personal guaranty of performance of the obligations thereunder dated as of August 18, 2021 by Christen Hemmens and the Additional Seller Addendum thereto, and the Consent and Reaffirmation of the Guarantor thereto.

10.20	^	Operations Transfer, Interim Management and Security Agreement dated as of September 9, 2021, by and between MCA Simpsonville Operating Company, LLC and Brookstone Terrace of Simpsonville, LLC. Previously filed as exhibit 10.1 on the Current Report on form 8-K filed on September 15, 2021.

10.21	*	Standard Merchant Cash Advance Agreement dated as of September 10, 2021 by and between LG Funding LLC, as the merchant, and each of MCA Naples, LLC, Memory Care America LLC, MCA Management Company, Inc., MCA Naples Operating Company, LLC and MCA Naples Holdings, LLC, the addendums thereto, and the guarantee of the obligations thereunder dated as of September 10, 2021 by Christin Hemmens.

10.22	^

Futures Receipts Sale and Purchase Agreement dated as of September 28, 2021, by and between MCA New Braunfels Operating Company LLC and Cloudfund LLC d/b/a Samson Group and the Personal Guaranty of Performance by James Walesa for the benefit of Cloudfund LLC d/b/a Samson Group dated September 28, 2021 and the addendums thereto. Previously filed as Exhibit 10.1 in the Current Report on form 8-K filed on October 4, 2021.

10.23	^

Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated September 28, 2021 between Samson MCA LLC, as the funder, and MCA New Braunfels Operating Company LLC and the Security Agreement and Guaranty of Performance and the Appendixes thereof, and the Personal Guaranty of Performance by James Walesa for the benefit of Samson MCA LLC dated September 28, 2021. Previously filed as Exhibit 10.2 in the Current Report on form 8-K filed on October 4, 2021.

10.24	^	Agreement between Clearday, Inc., a Delaware corporation, and Emerging Markets Consulting, LLC dated as of October 18, 2021. Previously filed as Exhibit 10.1 in the Current Report on form 8-K filed on October 19, 2021.

10.25	^	Purchase and Sale Agreement dated as of October 26, 2021 by and between MCA Naples, LLC and the purchasers party thereto and the form of the Tenants in Common Agreement among MCA Naples, LLC and the other holders of the undivided interests in the property named therein. Previously filed as exhibit 10.1 and exhibit 10.2, respectively, in the Current Report on form 8-K filed on November 1, 2021.

10.26	*	Form of the Amended and Restated Limited Partnership Agreement of Clearday Alternative Care OZ Fund LP.

10.27	*	Promissory Note dated September 10, 2021 by Clearday, Inc. payable to the order of A.G.P. / Alliance Global Partners in the initial principal amount of $2,630,000.

10.28.1	*	Business Loan Agreement dated October 2, 2019 by and among Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa and ServisFirst Bank, and the Change in Terms Agreement thereto.

10.28.2	*	Commercial Guaranty dated October 2, 2019 BJ Parrish, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date.
10.28.3	*	Commercial Guaranty dated October 2, 2019 by John S. Person, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date.

10.28.4	*	Commercial Security Agreement dated October 2, 2019 by and among MCA New Braunfels Operating Company, LLC, as the grantor, Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa, as the borrowers, and ServisFirst Bank and the lender.

10.29.1	*	Advisory and Development Agreement dated as of August 10, 2021 by and between Sterling Select II Advisory LLC, and Allied Integral United, Inc.

10.29.2	*	Warrant dated August 10, 2021the purchase of shares of Common Stock, par value $0.001 per share, of Clearday, Inc., issued to Sterling Select II Advisory LLC.

10.30	*	Services Agreement dated as of March 6, 2019 by and between Thinktiv, Inc. and Allied Integral United, Inc.

10.31	*	Amended And Restated Backstop Indemnity Agreement, dated as of February 26, 2020 by and among (a) Allied Integral United, Inc., (the “Corporation”); and each of Steve Person, and James Walesa, and BJ Parrish.

10.32.1	*	Simpsonville Backstop Indemnity Agreement dated as of July 30, 2020 by and among James Walesa and Allied Integral United, Inc. and the Amendment thereto dated as of January 19, 2021.

10.32.2	*	Securities Pledge Agreement dated as of January 19, 2021 by and among James Walesa and Allied Integral United, Inc.

10.33	*	Form of the Restricted Stock Award Agreement by and among Clearday, Inc. and the grantee named therein.
10.34	*	Form of the Indemnity Agreement by and among Clearday, Inc. and the officer or director named therein.
10.35	^	Employment Agreement of Randall Hawkins dated as of September 1, 2020. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 10, 2021.

10.36	^	Form of the Officer Agreements. Filed as Exhibit F to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2021 by and among Superconductor Technologies Inc., a Delaware corporation, AIU Special Merger Company, Inc., a Delaware corporation, and Allied Integral United, Inc., a Delaware corporation that was filed as Annex A to the Registration Statement on Form S-4/A (Registration No. 333-256138) filed on June 14, 2021.

10.37	*	Form of the Warrant issued to the Investors in securities issued by AIU Alternative Care, Inc.and Clearday Alternative Care OZ Fund LP

31.1	*	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document*

101.CAL		Inline XBRL Calculation Linkbase Document*

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		Inline XBRL Label Linkbase Document*

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document*

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished, not filed.

^	Filed previously as described above

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CLEARDAY, INC.

Dated: November 19, 2021	/s/ T. Randall Hawkins
T. Randall Hawkins
Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

