Form 10-K
period 2021-12-31
Clearday, Inc.
filed 2022-04-15
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________to____________

Commission File Number 0-21074

CLEARDAY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0158076
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8800 Village Drive, Suite 106, San Antonio, Texas 78217

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (210) 451-0839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CLRD	OTCQB

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

The aggregate market value of the common stock held by non-affiliates was $10,148,343 million as of June 30, 2021 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was 15.90 as reported by the OTCQB. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 30, 2021. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had 17,771,902 shares of common stock outstanding as of the close of business on April 15, 2022.

CLEARDAY, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2021

References in this Report to the “Clearday”, “Company”, “we”, “us” include Clearday, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise. References in this report to “STI” or “Superconductor” are to the Company prior to the closing of the merger by the Company with Allied Integral United, Inc. (“AIU”) that was described our registration statement on Form S-4, as amended and supplemented (Registration No. 333-256138, the “AIU Merger Registration Statement”), unless otherwise expressly stated or the context indicates otherwise. In connection with the AIU Merger, AIU changed its name to Clearday Operations, Inc. and became a wholly owned subsidiary of Clearday, Inc.

The mark “Clearday” is protected under applicable intellectual property laws. Solely for convenience, trademarks of Clearday referred to in this Report may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and related intellectual property rights.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward-looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “could,” “estimates” “expects,” “intends,” “may,” “plans,” “should,” “seeks,” “will,” “would” and other comparable terminology.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our limited cash and a history of losses;

●	Our ability to fund our innovative care products and services, including Clearday at Home and other products and services in development;

●	The impact of any financing activity on the level of our stock price;

●	The dilutive impact of any issuances of securities to raise capital;

●	The cost and uncertainty from compliance with environmental regulations and the regulations related to operating our memory care facilities;

●	The effect of pandemics and other public health related issues on our businesses, including actions or additional regulations by State and Federal governments;

●	Local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	The impact of inflation to our businesses, including increases in our labor costs and other costs we pay for goods and services;

●	The impact of a shortage of workers in our industries and our ability to maintain costs while properly staffing our facilities;

●	Increases in tort and insurance liability costs;

●	Delays or nonpayment to us, including payments related to government or agency reimbursements; and

●	Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening investment returns, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics.

For further discussion of these and other factors see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Report.

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

General

Clearday is a non-acute health care services company focused on servicing the largest demographic in the country – older Americans, who we define as adults that are 50 or more years of age. Clearday provides a modern, hopeful vision for making high-quality care more accessible, affordable, and empowering for older Americans and those who love and care for them. We operate four residential care facilities and a day care center that serve primarily older Americans, and persons facing cognitive issues such as Alzheimer’s and other forms of dementia. These facilities are our centers of cognitive excellence in which we have developed new care models that improve the experiences of our customers, their families and our care givers.

We expect to disrupt the traditional long-term care model by providing:

●	Innovative care products and service solutions that serve older Americans, their families and their caregivers, primarily through our digital service Clearday at HomeTM, which provides an innovative, tech-enabled platform that makes high-quality care more accessible, affordable, and empowering;

●	A membership-based adult day care model under our Clearday Clubs brand that will provide high-quality, daytime-only care primarily for individuals with Alzheimer’s disease, other dementias, or other lifestyle-limiting chronic health conditions;

●	Continuing our memory care facilities that focus on treating residents suffering from any of 25 diagnoses of dementia (including Alzheimer’s disease) which may require 24/7 care and be treated in a residential care facility and continuing to develop therapies and services that enhance the quality of life for our residents and their families; and

●	Continuing to develop and market innovative care and wellness solutions through Clearday Labs.

Clearday focuses on expanding the traditional continuum of care to develop and provide a complete care spectrum. The traditional continuum of care often focuses predominately on different types of residential communities (brick and mortar). Our complete care spectrum focuses on allowing people to age in the right place, which may be their home, a daily care center or a residential community.

Based on certain generally available industry publications and surveys, Clearday believes that the older American segment currently represents approximately 45% of the U.S. consumer market and estimates that, subject to the disruption resulting from the COVID-19 pandemic, the spending power of U.S. consumers over 60 years old will be approximately $7.6 trillion annually, a figure that Clearday believes will likely grow significantly as age demographics continue to shift to longer lifespans. Clearday believes that every day approximately 10,000 Americans turn 65 and that this trend will continue for decades. Certain studies expect that the number of Americans aged 65 and over will nearly double from 52 million in 2018 to 95 million in 2060. All of these consumers will need care as they grow older, and Clearday believes its portfolio of traditional, alternative, and technology-enabled businesses is aligned to address the diverse needs of these older Americans and their caregivers.

Clearday believes that:

●	The U.S. older care market has more than 110 million Americans and is growing;

●	Approximately 16 million Americans provide unpaid care for people with Alzheimer’s or other forms of dementia, which represents a significant number of people that could enter or return to the paid work force if alternatives such as affordable adult day care were available;

●	Approximately, 7.2 million Americans today live with Alzheimer’s disease or other forms of dementia, and it is expected that over the next 20 years, the total number of those living with Alzheimer’s disease or other forms of dementia in the U.S. is expected to approximately double from 7.2 million to nearly 13 million, with 8.5 million women and 4.5 million men;

●	More than 75% of the help provided to older adults in the United States is provided by family members, friends or other unpaid caregivers; and

●	That there is a significant labor shortage in the U.S. for older care that supports the development of innovative care solutions.

Innovation by Leveraging Technologies

Clearday intends to pursue businesses that are focused on the older care consumer market. Clearday evaluated changes to traditional care businesses to meet the consumer demand with innovative technologies, including in a manner that protects its customers from infectious diseases, including COVID-19. Clearday has developed each of our innovative businesses with the intent to leverage technology and will continue business development to address changing consumer preferences and regulatory requirements, including adding to the adult day care business a virtual service that provides many of the core benefits to the older Americans that would participate as a member of a Clearday Club. The products and services that are described below may be modified by Clearday as part of its continuing business strategy to provide a full care spectrum to older Americans that we believe will enhance their lives at a cost that is significantly lower than many competitors that historically service this market with traditional (residential care) services.

One indicator of Clearday’s ability to leverage technologies is our development during Q4 2020 and Q1 2021 of our proprietary B.E.S.T. test that provides an evaluation of a person’s (1) Behavior, (2) level of Engagement, and factors that indicate issues with such person’s level of (3) Stimulation and (4) Temperament or interaction with others. The B.E.S.T. test enables Clearday to develop a customized plan of care for the individual. The plan of care is implemented by the individual’s care givers such as family members or skilled professionals including CNAs. At regular intervals, the B.E.S.T. test is again administered, and the individual’s plan of care is modified to the extent necessary.

Clearday at Home

Clearday at Home is a unique digital service offering to the multi-billion home care industry with proprietary modern, innovative care products and services, with the goal of enabling seniors to stay in their homes longer and delay the need for residential care. Clearday launched its virtual offering of in-home care services through a digital network that makes a senior’s day more healthy, social and uplifting. The Clearday at Home service is a scalable, economic and effective platform that may reach the older American market. Clearday at Home connects the senior and their loved ones to others with similar experiences and challenges with proprietary programing that includes a range of activities, including physical and mental exercises to improve individuals that are challenged by dementia or other cognitive issues. Some of these programs are coordinated with the client’s at home care giver and greatly assist integrated plans of care. Such products and services are expected to be integrated with Clearday Clubs and other Clearday businesses.

Clearday believes that the care spectrum will be significantly improved by providing a home health option that integrates with a broader range of care offerings. Clearday plans to improve the traditional home health care model with technologies and superior point of care service.

Clearday believes that its business model provides superior client attention and service experience for the informal family caregivers of senior citizens, who often are the primary point of contact for coordinating care services. Clearday’s tech-enabled care model is planned to coordinate a range of care, health and wellness issues that are often not given significant attention or provided in a unified and coordinated model. Clearday at Home may be integrated with our facilities, such as adult day care and specialty clinics, to provide a broader, more flexible assortment services to this market segment.

Residential Memory Care

The residential care businesses have been conducted by Clearday and its predecessors for a significant period through our subsidiaries, referred to collectively as “MCA”. The residential care communities are facilities that have been built to suit using architecture, designs and furniture that elevate the residential care of persons suffering from dementia or other cognitive issues. There are 26 diagnoses of dementia, including Alzheimer’s disease. 25 of these diagnoses may be treated in a community setting and our residential care communities treat each of these 25 diagnoses. Our residential communities operate in three U.S. states. We believe that our facilities are a leader in memory care, in part because during 2021 the facilities had a below industry average adverse behavior incidents and protected residents from the COVID-19 virus as evidenced by that fact that the number of our residents that were hospitalized because of COVID-19 was below the industry average and there have not been any resident deaths directly caused by this virus to March 31, 2022. Clearday’s MCA executives have decades of experience in the cognitive residential care treatment, including policies and procedures that protect older Americans. Our residential care communities provide us with a proprietary and extensive understanding of the non-acute care and wellness industry and serve as our foundation for innovative care solutions, including the use of Clearday Restore, a proprietary, innovative, multi-sensory therapy tailored to the needs of those with Alzheimer’s and other forms of dementia or cognitive challenges that has contributed to decreased adverse incidents, and robotics.

Adult Day Care—Clearday Clubs

We acquired an adult daycare center in San Antonio, Texas in May, 2021, and plan to develop our Clearday Club adult daycare at our San Antonio headquarters building and develop a network of local, membership-based centers, which will provide to the older care market a high-standard, technology-enabled care option that is significantly less expensive than long-term residential care alternatives. Our Clearday Clubs adult daycare will offer services through a monthly subscription and be characterized by welcoming facilities, trained staff, and personalized care programs that may be tailored to individual member needs. Each of the Clearday Clubs will utilize the proprietary format and programs, enabling Clearday to quickly and efficiently roll out or expand its Clearday Clubs at an efficient standard cost per center.

The Clearday Clubs is positioned by us to be an integral part of Clearday building the complete care spectrum for older Americans that enable people to stay in their homes longer and conserve their savings. Clearday believes that the adult day care centers will be able to provide many of the full-day residential care services at a fraction of the cost. Clearday believes that current adult day care market participants include many smaller local businesses that do not provide the level of technology-enabled care, proven programming, and best practices expertise that will be provided by Clearday.

Clearday Labs

Clearday Labs is a focus group of Clearday senior executives and advisors supported by a team of technology consultants. We have developed Clearday Labs to continue to identify and develop modern innovative products and services to support older Americans Age in the Right Place. The Clearday Lab initiatives include the following:

●	Clearday Therapeutic streams, our proprietary service that provides guidance to care givers as to specific issues such as assisting with activities of daily living, for example sundowning;
●	Robotic services through our strategic alliance with Invento Research, that delivers our proprietary Clearday at Home digital services and enhances safety, security and engagement; and
●	Clearday Cutting Edge Rooms that enhance the experience of a resident with our proprietary therapies and technology;
●	A cryogenic air quality system that removes particulates and volatile organics (which effectively sterilizes the internal atmosphere), reduces CO2 (carbon dioxide), and regulates humidity, by condensing or freezing the air in interior built spaces in a system that can easily integrate with HVAC systems.
●	Clearday Network, a subscription service that helps agencies recruit and retain caregivers and enhance client experiences and provides support and backbone to Clearday services that are aligned with the “healthcare at home” movement. Clearday Network launched in November, 2021 and provides Clearday’s proprietary BEST Test content to provide a Digital Care Map that is personalized and supports both the family caregiver plus additional training to the professional caregiver;

We expect to use Clearday Labs to continue to develop products and services targeted to the health and homecare markets, including through strategic alliances that are expected to be structured to lower our development costs to bring new products and services to market.

Our Strategy

Clearday’s mission is to be a leading provider to the older care consumer market by providing more engaging and more affordable alternatives that will:

●	Allow people to Age in the Right Place;

●	Leverage technology to enhance the customer experience and quality of product and service offerings, with a lower cost structure than is possible for legacy care service providers;

●	Require less capital investment than traditional residential care facilities and other customary care services offerings targeted to older Americans; and

●	Provide exemplary care to older Americans facing dementia and other lifestyle-limiting physical and cognitive issues.

Clearday’s digital service strategy is initially focused on the initial launch and rapid expansion of Clearday at Home service. Clearday intends to continue the use of our digital service in our communities and acquire other customers through a B2B (business to business) strategy, primarily by teaming with home care agencies and long-term care facilities, which permits such agencies to resell Clearday at Home services and offer an advantage over other agencies by providing a more engaging and beneficial service to home care consumers.

Clearday also plans to expand its Clearday Club services. Clearday acquired an adult day care center that is located in San Antonio, Texas that primarily serves veterans who receive reimbursement from the United States Department of Veterans Affairs (VA). Clearday is rebranding this adult day care center and expects it will continue to focus on members that are Veterans who receive VA reimbursement. Clearday plans to expand their number of Clearday Club locations in the near future and may also selectively acquire adult day care centers that are local and continue its business or revitalize such adult day care center and rebrand it as a Clearday Club. Clearday expects to locate its adult day care facilities near employment hubs or medical service communities, such as medical offices, hospitals or other traditional and alternative patient care facilities permitting close proximity for easy “drop off” and “pick up” and coordinated care by its client’s medical and other care professionals. Clearday believes that employers who have adopted and promoted the growth of childcare service options with employee support and benefit subsidies may support and subsidize adult day care in a similar fashion.

Clearday expects that most of its growth of its adult day care centers will be through proprietary centers that are developed by Clearday. Clearday may also selectively acquire adult day care centers that are local and continue its business or revitalize such adult day care center and rebrand it as a Clearday Club.

Clearday markets and distributes its products and services through its own sales and marketing staff as well as through on-line and e-commerce. Our innovative care services are distributed primarily through a business to businesses marketing strategy.

Competitive Strengths

We believe that one of our competitive advantages is our almost two decades of knowledge of the older care market, as well as our ability to apply this understanding consistently across a diverse array of care delivery channels. Clearday believes that our competitive strengths include that:

●	Our executive management has extensive experience in operating long-term care assets with decades of knowledge in real estate, regulatory matters, and delivering care to customers and their families .

●	We have two decades of knowledge in treating people challenged with cognitive issues and has developed proprietary therapies and services that improve the lives of people that are challenged with dementia or other cognitive issues;

●	We have used our experiences to provide better training and a supportive care giver experience which enables us to respond to significant industry wide staffing challenges.

●	We are not burdened with legacy technologies that limit innovation and restrict the launch of new products and services;

●	We are able to quickly and efficiently develop dynamic new virtual and other service and product offerings in response to emerging market demands, including an ability to innovate new care techniques and therapies and that continue Clearday’s core strategy to offer a full spectrum of care in a manner that protects its customers from infectious diseases, including COVID-19;

●	We are able to offer a more diverse, flexible, and affordable care spectrum

●	We may expand our real estate centric business without the burden of existing lease and facilities costs, enabling us to take advantage of significant opportunities created in the long-term care market by the COVID-19 pandemic and other challenges;

●	We have a proprietary design for the build out of leased space to promote a consistent look, feel, and service experience within its Clearday Clubs;

●	We have an effective sales and marketing program led by a local San Antonio team that has already sold adult day care center services prior to the opening of any of the Clearday Clubs, which services are delivered at an affiliated residential care facility.

●	Our residential care facilities are well positioned in geographic markets with consistent growing demand;

●	Our residential care have specific architecture and designs to improve the care and wellness of residents with memory care issues;

●	Our senior executives enjoy an excellent reputation with the applicable state regulatory authorities and have decades of experience in caring for older Americans in the evolving regulatory environment;

●	Our sales and marketing efforts are led by professionals with decades of successful sales leadership; and

●	Our senior executives have a proven ability to continue care during pandemic and other emergencies, including the current COVID-19 pandemic, hurricanes and other significant disruptions.

Opportunity Zone Fund

Clearday sponsored an opportunity fund that provided investors with the ability to utilize the significant tax advantages of investing in designated “qualified opportunity zones,” within the meaning of the Tax Cuts and Jobs Act of 2017. This sponsored fund acquired a 3-story medical office building located in San Antonio, Texas 78217 that is located on 0.84 acres and has approximately 22,265 rentable square feet. Clearday intends to use most of the ground floor for an adult day care center and for related businesses including production of virtual programing. Some of the office space will be used for Clearday’s initial medical staff training and educational center that will further develop and offer Clearday’s Technicians of Cognitive Care Program. Space in this building will also be used for Clearday’s corporate headquarters.

Competition

We operate in a highly competitive market. Our residential care facilities compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of Clearday’s competitors are larger and have greater financial resources than Clearday and some of Clearday’s competitors are not-for-profit entities that have endowment income and may not face the same financial pressures as Clearday. Also, in recent years, a significant number of new senior living communities have been developed, and Clearday expects this increased development activity to continue in the future. This activity has increased competitive pressures on Clearday, particularly in the geographic markets where Clearday operates its residential care facilities. Additionally, some competitors of Clearday that operate in the same geographic market as some of Clearday’s residential care facilities have renegotiated their facility lease terms which provide a lower cost structure than Clearday. Other participants that enter the longevity residential care market will have a similar cost advantage over Clearday.

The adult day care market is generally a more fragmented market in the locations that Clearday has targeted and generally do not provide the same level of tech enabled care and range of cognitive and relaxation therapies that will be offered by Clearday. There are several larger firms in the adult day care markets that are targeted by Clearday and not for profit entities, as well as a range of alternatives including social centers and religious institutions that provide some, but not all of the services that will be provided by Clearday.

Certain of our products and services being developed in our Clearday Labs, including the use of robotic services, also face significant competition, including by companies that may have greater resources, more widely accepted and innovative products and stronger name recognition than we do.

Clearday addressed the competition in the home and residential care market by differentiating our facilities by, among other matters, quality of services and use of innovative therapeutic services, including Clearday Restore our digital services and our development of robotic based services.

For more information on our competitive pressures that we may face and associated risks, see “Risk Factors”.

Government Regulation

Residential Care and Adult Day Care Businesses

The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure of facilities and personnel, required staffing ratios, the authority to provide various types of medical care, zoning and physical facility requirements, food safety, emergency preparedness plan requirements, medical waste disposal requirements, government healthcare program participation requirements, fraud and abuse prohibitions, requirement relating to reimbursement for services, recordkeeping requirements, resident rights and prohibitions against abuse and neglect, confidentiality and security of personal information. Some states may also require a certificate of need before a community may be opened or the services at an existing community may be expanded. These laws and regulatory requirements impact Clearday’s day-to-day operations could affect Clearday’s ability to expand its facilities-based businesses into new markets and to expand our services and communities in existing markets.

There are various extremely complex federal and state laws governing a wide array of referrals, relationships, and arrangements and prohibiting fraud by healthcare providers, including those in the senior living industry. Governmental agencies are devoting increasing attention and resources to anti-fraud initiatives. Pertaining to Clearday’s provision of services to veterans that are reimbursed through benefits from the U.S. Department of Veterans Affairs (the “VA”), Clearday is subject to the federal False Claims Act that prohibits anyone from presenting, or causing to be presented to the government, claims for payment that are false, fraudulent, or are for items or services that were not provided as claimed. Either the government or a private individual acting on behalf of the government may bring an action under the False Claims Act alleging that a healthcare provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. As a result of these financial incentives, these so-called “whistleblower” suits have become more frequent. Violation of the False Claims Act may also result in loss of licensure, citations, sanctions, and other criminal or civil fines and penalties, the refund of overpayments, payment suspensions, or termination of participation in Medicare and Medicaid programs, which may also trigger default under debt and lease obligations.

Additionally, Clearday is subject the federal Anti-Kickback Statute (“AKS”), and certain state referral laws. The AKS makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration... directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under a federal healthcare program, including VA benefits. A violation of the federal AKS is a felony and may also result in criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause default under debt and lease obligations The Office of Inspector General of the Department of Health and Human Services (“OIG”) has published a number of “safe harbor” regulations that define practices that may technically violate the AKS, but will not be subject to civil or criminal enforcement action. An arrangement that fails to fit within a safe harbor is not necessarily per se illegal; the OIG will evaluate the facts and circumstances of arrangements on a case-by-case basis to determine whether the arrangements involve illegal remuneration by one party to the other. Other than VA benefits, Clearday did not generally receive reimbursement from Medicare or Medicaid or other governmental programs.

Clearday’s compliance with many of the laws and regulations cited above is determined by inspection, survey and review by the applicable authority on a periodic or other basis (e.g., complaint-based) as determined from time to time by the applicable authority. Many inspection deficiencies are resolved through a plan of corrective action relating to the facility’s cited deficiencies, but a reviewing agency may have the authority to take further action against a licensed or certified facility that could result in fines, adverse licensure action (suspension, revocation, probation), suspension or denial of admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Challenging and appealing allegations of noncompliance with applicable laws and regulations requires the expenditure of significant legal fees and management attention. Any adverse determination concerning any of Clearday’s licenses, permits or eligibility to receive government-based reimbursement, any penalties, repayments or other sanctions, and the increasing costs of required compliance with applicable laws may trigger default under debt or lease obligations, and may negatively affect its financial condition and operations. Also, adverse findings with regard to any single Clearday community may have an adverse impact on Clearday’s ability to obtain or maintain licenses at other locations, and may have a material adverse effect on marketing and Clearday’s reputation. In addition, states’ Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds.

Clearday’s care businesses must comply with laws designed to protect the confidentiality and security of individually identifiable information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, Clearday must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various privacy and security requirements, including modifying the standard for providing breach notices. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and health information. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, providers must comply with both the applicable federal and state standards. Failure to comply with applicable federal or state standards could subject Clearday to civil sanctions and criminal penalties, which could materially and adversely affect its business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in recent years. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber-attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.

The recent Presidential election results will likely change the regulatory environment for healthcare and Clearday is unable to predict the impact of these or other regulatory reform efforts. While we expect that there will be a Secretary of HHS that will reinvigorate the Healthcare Reform Act with many aspects that were adopted by the Obama / Biden administration, the extent of such efforts and the impact cannot be estimated by Clearday. Such changes may require us to incur additional expenses.

Insurance

Litigation against senior living and healthcare companies continues to increase, and liability insurance costs continue to increase as a result. In addition, Clearday’s employee benefit costs, including health insurance and workers’ compensation insurance, generally continue to increase.

In addition to existing government regulation, Clearday is subject to numerous property and hospitality regulations applicable to the other segments of Clearday’s business of non-core assets.

Human Capital

Number of Employees

As of December 31, 2021, Clearday had approximately 225 employees, substantially all of which were employed for the benefit of our residential care business and our innovative care and wellness products and services. None of Clearday’s employees are expected to be subject to a collective bargaining agreement or represented by a labor union.

Human Capital Definition and Scope

Clearday defines “human capital” as the resources that may be retained and deployed by Clearday to achieve its business strategies and objectives by properly governing and managing:

●	Clearday’s longevity care and wellness businesses;
●	The continued innovation of Clearday’s businesses including our adult day care, digital services, robotics and related services;
●	Clearday’s general governance and administrative functions, including management of our financial capital and physical capital assets; and
●	The liquidation and other monetization of our non-core assets held for disposition.

Clearday uses a combination of full-time employees and outsourced capabilities from independent contractors, including accounting and finance professionals.

Substantially all of Clearday’s human capital are the employees of our residential care businesses. Our additional human capital include our executive teams and those who focus on our innovative care businesses. There are several levels of human capital at MCA, including:

●	Senior management such as the President of MCA, each Executive Director of a facility, the head of education and training and the head of non-residential services;
●	Program staff, including those that present at Clearday’s digital adult day care service Clearday at Home;
●	Senior management and staff at Memory Care America residential facilities, including:

○	Nursing professionals such as Registered Nurses, Licensed Vocational Nurses, and Licensed Practical Nurses;
○	Certified Nursing Assistants and Certified Medication Aids
○	Resident Assistants;
○	Home Health Aids;
○	Certified Medication Aids; and
○	Other staff including housekeeping and food and beverage.

The number and level of staff at a residential or non-residential care facility is determined by several factors, primarily, the regulatory requirements and the number of residents or clients. Historically, the regulatory requirements have been stable, until the COVID-19 pandemic. The response by federal and state health regulatory authorities have been significant and required increased staff levels during 2021. Clearday is not able to adequately predict the extent of additional actions that may be taken by such authorities.

Human Capital Policy

Clearday’s human capital policy is to promote a culture of mutual respect that is aligned and promotes the governance and management of Clearday’s business strategies and objectives with substantially all of the senior executive functions performed by its employees with the additional use of outsourced capabilities primarily when such consultants or professionals have significant and required expertise or when such use is expected to be more efficient than full-time employees. Clearday believes that certain independent contractors will continue to be important to innovate Clearday’s business, including Thinktiv, our consultant that has been retained to provide services, including market and competitive research, develop Clearday’s technology enabled service platform, and our market strategy for its Clearday at Home and Clearday Club business models. Clearday will also retain other outside counsel and other professionals from time to time as we determine appropriate.

Material Changes in Human Capital

Since January, 2020, consistent with Clearday’s human capital policy, Clearday has retained professionals to strengthen its financial, legal and administrative capabilities, including professionals responsible for timely reporting as a public company under the Securities and Exchange Act of 1934, as amended.

During the fourth quarter of 2021 and the first quarter of 2022, Clearday has increased its human capital in its accounting and finance department to reduce our reliance on outside independent contractors and financial consultants.

Clearday has experienced an amount of executive turnover in its residential care business which Clearday believes is customary in the industry. There has been turnover in our executive and financial reporting. Clearday believes that its turnover in our residential care business is driven primarily by compensation available by other employers, including other residential care facilities, and the personal mental demands of providing the highest quality of care with dedication to protecting the most vulnerable demographic, including those suffering from dementia and other cognitive or physical limitations.

Diversity

Clearday is committed to expanding the diversity of its human capital. In our residential care business, the management team, including its President, is more than 60% women and more than 15% are minority. Our 4 independent Board directors include one woman, one minority and one elder American.

Clearday’s policies do not permit intolerant statements or actions, including those that are demeaning or prejudicial to persons of any nationality, culture, ethnicity, race, sexual orientation, gender or gender identification, age, cognitive or physical limitation or other social class. Violations or allegations of any violations may be directed to the Human Resources Executive, currently Clearday’s Chief Financial Officer, or Clearday’s Chairman for appropriate investigation and resolution by appropriate action that may include termination for cause. Clearday’s policy is to enable the continued development and advancement of its employees through education, including Clearday’s Technicians of Cognitive Care program and reimbursement for continued professional education. In addition, the Company offers sales and marketing seminars, including the seminars and coaching provided personally by Clearday’s CEO. Of our residential care business’ 5 Executive Director positions and its President, 3 (60%) of these positions were filled by employee promotions.

Human Capital Evaluation

Clearday considers numerous factors in determining the compensation for, and the amount (number) of, its human capital that is required for the proper administration and promotion of its business strategies and objectives, including Clearday’s ability to promote Clearday’s vision for its services through the following set of key principles which we refer to as The Clearday Way:

Provide Clearday’s customers with safe, positive community based environments that increase their independence, social engagement, and overall well-being.

Deliver personalized programming and therapies that prolong Clearday’s members’ ability to live at home, rather than transitioning to full-time residential care.

Give Clearday’s members’ families the comfort of knowing their loved ones are enjoying their days with Clearday, whether at home, in a daily care Club, or in one of Clearday’s living centers

Reduce economic anxiety for Clearday’s members and their families by offering innovative new care options at a fraction of the price of residential care.

Create innovative work environments, empowering development programs, and a purpose-driven culture that attracts and retains the highest quality caregiving staff.

Compensation includes wages, promotions, salary increases and bonus compensation and equity based compensation that is believed by the Clearday Board to promote the human capital processes and goals that are summarized above, in addition to customary industry metrics.

Clearday evaluates its human capital using several qualitative metrics and with customary employee performance metrics, such as on-time performance and achievement of applicable assigned tasks. Clearday’s senior management in the residential and non-residential care business, such as Memory Care America and adult day care, also evaluate human capital based on an individual’s dignity and respect for the residents and clients and their dedication to energize and improve a resident’s and client’s quality of life, and adding some fun and enjoyment in their day, as well as their compliance with Clearday’s infectious control policies.

Certain Corporate Executive Officers

Clearday has a smaller number of Clearday executive officers that focus their time and attention to general administration and financial capital matters, including Clearday’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and its General Counsel and other executive officers including our Executive Vice President—Director of Real Estate Operations, and the President of our residential care business (the “HQ Executives”). Compensation for the HQ Executives is determined by the Clearday Board. In determining the compensation for each HQ Executive, Clearday considers, among other things, such officer’s achievement of material business strategies and objectives, including their:

●	Accomplishments during the year compared to annual objectives;
●	Support to “line” management in operations and innovations and other contributions to Clearday’s human capital to achieve Clearday’s business strategies and objectives;
●	Contribution and improvement to Clearday’s human capital culture;
●	Identification and mitigation of risks to Clearday, its businesses and people;
●	Ability for future development and undertaking or managing additional tasks;
●	Background, training, education and experience; and
●	Compensation of similarly situated executives in the San Antonio, Texas executive employment market.

HQ Executive Compensation Philosophy and Process

Clearday’s compensation has been established under the policies of the Clearday Board and is designed to help Clearday achieve its business strategies and objectives, which include increasing, on a long term basis, the value of Clearday by improving Clearday’s financial and operating performance, improving Clearday’s competitive position within its industry, innovating and improving Clearday’s care and wellness services and products and managing risks facing Clearday.

Individual performance is an important factor in determining each element of compensation. Clearday’s Board determines, and after this offering, Clearday’s Compensation Committee will determine:

●	The executive officers that are considered an HQ Executive;
●	The cash annual and bonus compensation of Clearday’s HQ Executives;
●	The amount and terms of equity incentive compensation of Clearday’s HQ Executives; and
●	All other compensation and benefits of Clearday’s HQ Executives.

There is no formulaic approach to such determinations and such determinations are made by the Clearday Board (and will be made by the Compensation Committee) in their discretion. In exercising such discretion, the Clearday Board (or Compensation Committee) may rely on the benefit of reports and information provided by counsel, accountants and other professionals, including compensation consultants.

The compensation is intended to further align the interests of the HQ Executives with those of the Clearday’s stockholders. Equity compensation is used to foster such alignment. Additionally, cash bonuses may be used when Clearday has achieved net cash flow that is not reinvested in the businesses or used for distributions.

The primary factor considered by the Compensation Committee and the Board when determining discretionary compensation for the HQ Executive is the historical cash and equity compensation paid to such individual and to the other HQ Executives with similar specific areas of expertise and value to Clearday, and the likelihood that the Clearday could find a suitable replacement on a timely and cost effective basis.

In addition to the consideration of the various factors described in the preceding paragraphs, the Clearday Board considers (and Compensation Committee will consider) available compensation data for similarly situated companies or that possess size or other characteristics that are similar to Clearday.

Clearday Compensation philosophy and procedures are intended to limit incentives for management to take excessive risk for short term benefit.

Board Members

Clearday’s human capital policies include the policies regarding the nomination of members of the Clearday Board with identified particular qualifications, attributes, skills and experience that are important to be represented on the Clearday Board as a whole and enable proper governance and oversight aligned with stockholder interests. Some of the factors and related qualifications, attributes, skills and experience that Clearday believes should be represented are:

Factor	Qualifications, Attributes, Skills and Experience

Understanding and overseeing the various risks determining appropriate policies and procedures to effectively manage those risks and determining the effectiveness of such policies and procedures.	● ● ●	Risk oversight/management expertise. Service on other public company boards and committees. Operating business experience.

Knowledge of the healthcare and longevity care and wellness industries and related factors impacting those industries.	● ● ●	Understanding of, and work experience in, such industries. Familiarity with service-based industries. Experience in developing disruptive and innovative services and products that leverage technology.

Ability to evaluate strategic direction in light of current industry policy trends and expected regulatory changes.	●	Experience at a strategic or policymaking level in a business, government, non-profit or academic organization of high standing.
	●	Commitment to serve on the Clearday Board over a period of years in order to develop knowledge about Clearday’s business.
	●	Understanding of healthcare policy, trends and regulations and their impact on Clearday’s business and strategic plans.
	●	Understanding of government regulatory processes.

Factor	Qualifications, Attributes, Skills and Experience

Understanding of complex financial transactions.	● ● ● ● ● ● ● ●

High level of financial literacy.

High level of education and analytic capabilities.

Familiarity with healthcare regulation trends and activity.

Management/leadership experience.

Knowledge of Clearday’s historical business activities.

Familiarity with public capital markets.

Work experience.

Ability to work with counsel and financial professionals.

Ability to meet frequently and, at times, on short notice.	●	Sufficient time and availability to devote to Board and committee matters.
	●	Ability to assess if sufficient data and information has been made available for an informed and prudent decision.

Diversity that is able to assess and integrate a range of views.	●	Diversity.

Independence from management.	●	Independence under applicable standards, including SEC and applicable exchange standards.

Facilities

We operate 4 residential care communities and one adult day care facility:

Facility *	Location
Memory Care of Naples*	Naples, Florida
Memory Care of Westover Hills	San Antonio, Texas
Memory Care of Little Rock At Good Shepherd	Little Rock, Arkansas
Memory Care of New Braunfels	New Braunfels, Texas

* The Memory Care of Naples facility is owned, and the other residential care facilities are leased.

Our adult day care center is located in San Antonio, Texas in a leased facility.

We also own our headquarters building located at 8800 Village Drive, San Antonio, Texas. This building is a 3-story medical office building located on 0.84 acres and has approximately 22,265 rentable square feet. We intend to use most of the ground floor for an adult day care center and a retail location for products. Some of the office space is used for Clearday’s executive offices, its initial educational center that will further develop and offer programs to train care givers and our production facilities for Clearday at Home.

Material Changes in our Business and the AIU Merger

We were incorporated in Delaware on May 11, 1987 shortly after the discovery of HTS materials. Our business, prior to our cost reduction plan announced on January 28, 2020, focused on developing and commercializing high temperature superconductor (“HTS”) materials and related technologies for the commercial marketplace. We also developed and had commercialized our Sapphire Cryocooler and its related patents and intellectual property. This product and related intellectual property rights are used in our development of a cryogenic air quality system.

On January 28, 2020, we announced a cost reduction plan for the purpose of aligning our personnel needs and capital requirements as we explored strategic alternatives previously announced. We maintained operations of our Sapphire Cryocooler cryogenics initiatives while ceasing additional manufacturing of our HTS Conductus® wire. The cost reduction plan also included a 70% reduction of the then employee workforce. Subsequent to the announcement about our cost reduction plan, we started the process of selling, in separate transactions, assets that we deemed non-essential going forward. The aggregate sales prices of the post January 28th transactions was approximately $1,075,000, all sold to purchasers having no affiliation with us. As a result of these sales, we exited HTS wire operations and pursued other strategic alternatives, including the AIU Merger.

On September 9, 2021, we closed a merger (the “AIU Merger”) with Allied Integral United, Inc. (“AIU”). The AIU Merger was described in the AIU Merger Registration Statement. This is the first Annual Report on Form 10-K by the Company that includes the businesses conducted by AIU prior to the AIU Merger.

On September 9, 2021:

●	The AIU Merger was completed.
●	In connection with, and prior to completion of, the AIU Merger, the Company (1) effected a 3.773585 -for-1 share reverse stock split (the “Reverse Stock Split”) of its Common Stock resulting in a decrease of outstanding shares of common stock from 2,751,780 to approximately 729,222; and (2) changed its name to “Clearday, Inc.”
●	A special distribution for the issuance and delivery of additional shares of its common stock (“True Up Shares”) to the holders of its shares of Clearday Common Stock of record as of 5:00 pm Eastern Time on September 9, 2021 was declared, which provided for the distribution of an aggregate amount of approximately 546,820 shares of such Common Stock (representing a dividend rate of approximately 0.749868); such shares were distributed on or about September 20, 2021.

Under the terms of the AIU Merger:

●	There was an increase in the number of shares of AIU common stock (2:1), 50% of the shares of AIU’s 6.75% Series A Cumulative Convertible Preferred Stock were converted into AIU common stock and then the shares of AIU common stock were exchanged for shares of Clearday, Inc. Common Stock at an exchange ratio of approximately 1.192 shares of Common Stock for each share of AIU common stock;
●	Each share of AIU’s 6.75% Series A Cumulative Convertible Preferred Stock that was not converted into AIU common stock were exchanged for an equal number of a new series of preferred stock issued by Clearday, par value $0.001 per share that are designated Clearday 6.75% Series F Cumulative Convertible Preferred Stock (“Series F Preferred”), which provide substantially similar terms as the AIU Series A Preferred, except that such preferred stock will convert to that number of shares of the Clearday’s Common Stock after giving effect to the exchange ratio used in the Merger or 2.384675 shares of Common Stock issuable upon the exchange of 1 share of Series F Preferred;
●	The Company assumed the obligations of the warrants issued by AIU so that such warrants now represent the right to be exercised for shares of the Clearday’s Common Stock equal to approximately 3,781,509 shares;
●	Clearday assumed the obligation to issue its shares of Common Stock with respect to the (1) 10.25% Series I Cumulative Convertible Preferred Stock (“AIU Alt Care Preferred”) issued by AIU Alternative Care, Inc. (“AIU Alt Care”), a subsidiary of AIU, and (2) units of limited partnership interest (“Clearday OZ LP Interests”) of Clearday Alternative Care OZ Fund LP (“Clearday OZ Fund”), a subsidiary of AIU Alt Care, which as of the effective date of the merger was equal to an aggregate amount of approximately $15,253,740 of investment and accrued dividends.

The merger was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, AIU was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) AIU’s stockholders owned a substantial majority of the voting rights in us as of the effective time of the AIU Merger, (ii) AIU designated a majority of the members of the initial board of directors of us as of the effective time of the AIU Merger, and (iii) AIU’s senior management holds all key positions in the senior management of us as of the effective time of the AIU Merger. As a result, as of the closing date of the AIU Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying condensed consolidated financial statements of the Company and the reported operating results prior to the AIU Merger are those of AIU. You may obtain additional information regarding the AIU Merger in our Current Report on Form 8-K/A filed on November 24, 2021 and our Current Report on Form 8-K filed on September 10, 2021.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which spread throughout the U.S. and the world, as a pandemic and has had a significant impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The governmental response includes additional protocols for the health and safety of residents and staff in the Company’s facilities. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on the Company’s business and cash flow from operations, similar to many businesses. The Company has begun, and intends to continue, to resume normal operations as soon as practicable. However, during 2021, the Delta and Omicron variants of the COVID-19 become the predominant COVID-19 strains in the United States and put a renewed focus on prevention and caused many governments and other authorities to re-institute preventive measures to mitigate the risk of hyperlocal outbreaks. The total impact of COVID-19 is unknown. As a result, management has concluded that there was a long-lived asset impairment triggering event during 2020 and 2021, which required management to perform an impairment evaluation. See Note 5 – Discontinued Operations for additional discussion and results.

Other Assets and Investments

We have sold certain assets that are not related to our core businesses. Such sales include the sale of hospitality assets and other real property assets, as described in this Report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Proprietary Technology

In furtherance of our business that we conducted prior to our material changes in our business discussed above, we had developed an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge. As discussed above, we have sold most of the patents related to our HTS wires business subsequent to January 28, 2020. We retained patents related to our Sapphire Cryocooler technology: In July 2017, EU patent 2188495 (08797906.8) was granted, this patent follows the U.S. Patent granted by U.S. 8,607,560. This patent is focused on METHOD FOR CENTERING RECIPROCATING BODIES AND STRUCTURES MANUFACTURED THEREWITH, related to our Sapphire Cryocooler. We have used the STI Sapphire Cryocooler and related technologies as the basis for the development of our cryogenic air quality system.

We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to the extent that we believe appropriate to protect our proprietary information. Our technologies that enable our digital service Clearday at Home is not subject to patent protection. We have registered the mark Clearday with the United States Patent office for use in our businesses.

Government Contracts

We had revenues from Government Contracts prior to the AIU Merger. We do not have any material government contracts, although we may seek government contracts for our cyro-pure air system.

Manufacturing

We do not have any manufacturing processes as our manufacturing of Conductus wire prior to the AIU Merger ceased in the first quarter of 2020. We produce content for our Clearday at Home digital service primarily from our production facilities located at 8800 Village Drive, Suite 106, San Antonio, TX 78217.

Backlog

Our commercial backlog consisted of accepted product purchase orders with scheduled delivery dates during the next twelve months. We had no commercial backlog at December 31, 2021 or December 31, 2020.

Research and Development

Our 2020 and 2021 research and development activities were focused entirely on developing our innovative care products, including the content and technologies for our Clearday at Home digital service.

Our aggregate research and development expenses during 2020 were approximately $1,919,180, of which approximately $178,000 was incurred by STI prior to the AIU Merger and approximately $1,741,180 was incurred by AIU during 2020. We have not spent any amounts in research and development during 2021.

Environmental Matters

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal, or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at, or under a property, regardless of how such materials came to be located there. Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines and payments for personal injuries or damage to adjacent property. The cost of any required investigation, remediation, removal, mitigation, compliance, fines, or personal or property damages and our liability therefore could exceed the property’s value and/or our assets’ value. The presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents, retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property. Such laws impose liability for investigation, remediation, removal, and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release, or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred. Moreover, the imposition of such liability upon us could be joint and several, which means we could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof. We do not believe that we have incurred such liabilities that would have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Our operations are subject to regulation under various federal, state, and local environmental laws, including those relating to: the handling, storage, transportation, treatment, and disposal of medical waste products generated at our communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our properties.

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-contaminated bandages, swabs and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including its handling, storage, transportation, treatment, and disposal, is subject to regulation under various federal, state, and local environmental laws. These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice, and reporting obligations. Our communities’ engagement of waste management companies for the proper disposal of all infectious medical waste does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed. Any finding that we are not in compliance with environmental laws could adversely affect our business, financial condition, results of operations, and cash flow.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings. The regulations also set forth employee training, record-keeping requirements, and sampling protocols pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potential asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state, and local laws and regulations also govern the removal, encapsulation, disturbance, handling, and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

The presence of mold, lead-based paint, contaminants in drinking water, radon, and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation, or the implementation of an operations and maintenance plan. Furthermore, the presence of mold, lead-based paint, contaminants in drinking water, radon, and/or other substances at any of the communities we own or may acquire may present a risk that third parties will seek recovery from the owners, operators, or tenants of such properties for personal injury or property damage. In some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community’s market value.

We believe that we are in material compliance with applicable environmental laws. We are unable to predict the future course of federal, state, and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change) could have a material adverse effect on our business. Because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities. We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2021 or 2020.

Corporate Information

Our principal executive offices are located at 8800 Village Drive, San Antonio, TX 78217 and our telephone number is (210) 451-0839. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.myclearday.com. The information on our web site is not incorporated herein by reference.

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

Risks Related to Our Business and Industry

We have a history of losses and have received a going concern opinion from our auditors.

We have experienced significant net losses and negative cash flows from operations. In 2021, we incurred a net loss of approximately $19.5 million and had negative cash flows from operations of approximately $2.6 million. In 2020, we incurred a net loss of $13.8 million and had negative cash flows from operations of $9.8 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We do not have sufficient cash resources from the net cash flows of operations from our current businesses to sustain our operations for the next twelve months and will rely on the continued sale of non-core assets, tax credits and related amounts, and raising capital through the sale of our securities.

Our ability to protect our patents, service marks or other proprietary rights is uncertain, exposing us to possible losses of competitive advantage.

Our efforts to protect our proprietary rights may not succeed in preventing infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications by us or any of our joint venturers may not result in issued patents and the validity of issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of the products. Additionally, certain of the issued patents and patent applications are owned jointly with third parties. Because any owner or co-owner of a patent can license its rights under jointly-owned patents or applications, inventions made by us jointly with others are not subject to our exclusive control. Any of these possible events could result in losses of competitive advantage.

Intellectual property infringement claims against us could materially harm results of operations.

Our products and products that we intend to provide such as robotic technologies, incorporate a number of technologies, including the technologies related to the Sapphire Cryocooler and the cryogenic air quality system. Our patent positions and that of our joint venturers are uncertain and there is significant risk that others, including our competitors or potential competitors, have obtained or will obtain patents relating to our products or technologies or products or technologies planned to be introduced by us.

We believe that patents may be or have been issued, or applications may be pending, claiming various compositions of matter used in our products and products that we intend to provide. We or our third party joint venturers may need to secure one or more licenses of these patents. There can be no assurances that such licenses could be obtained on commercially reasonable terms, or at all. We or our third party joint venturers may be required to expend significant resources to develop alternatives that would not infringe such patents or to obtain licenses to the related technology. We or our third party joint venturers may not be able to successfully design around these patents or obtain licenses to them and may have to defend ourselves at substantial cost against allegations of infringement of third party patents or other rights to intellectual property. In those circumstances, we could face significant liabilities and also be forced to cease the use of key technology.

Other parties may have the right to utilize technology important to our business.

We and our third party joint venturers utilize certain intellectual property rights under non-exclusive licenses or have granted to others the right to utilize certain intellectual property rights licensed from a third party. Because we and our third party joint venturers may not have the exclusive rights to utilize such intellectual property, other parties may be able to compete with us, which may harm our business.

The recent unprecedented events related to the COVID-19 pandemic and the Russo-Ukrainian War have caused significant market disruptions and may have longer-term effects that Clearday cannot predict.

The recent unprecedented events related to the COVID-19 pandemic and the Russo-Ukrainian War as well as global security issues generally have caused significant market disruptions and may have longer-term effects that Clearday cannot predict. The equity and other market professionals continue to assess the consequences of such events and the extent and effectiveness of government responses, the responses of the Federal Reserve Bank and other governmental and non-governmental organizations cannot be predicted.

The residents of Clearday’s residential care communities and the clients of Clearday at Home and Clearday adult day care programs are primarily older individuals with pre-existing conditions, including conditions that significantly compromise their immunity. The additional procedures undertaken by our residential care and the adult day care businesses will likely result in reduced operating cash flow and profit margins. Although Clearday has procedures that address infectious diseases and contamination in a community environment, Clearday is not able to provide assurance that the communities will not be significant affected, including widespread contagion that could result in a suspension or closing of a facility. Additionally, state or federal regulatory authorities may require, and industry groups may provide, additional measures that could limit the number of individuals that may be treated at a facility, require additional staff or employees or other measures that may require significant investment or operating cost. The additional costs have primarily resulted from regulatory requirements to increase staff and provide quarantine areas. Additionally, during the initial stage of the COVID-19 pandemic, admissions to Clearday’s residential care facilities were suspended and adult day care centers were closed.

During such occasions, Clearday may experience a decline in clients. Further, depending on the severity of any occurrence, Clearday may be required to incur costs to identify, contain and remedy the impacts of those occurrences at our residential care communities or adult day care facilities. As a result, these occurrences could significantly adversely affect the results of operations.

The adult day care business has greater risks with respect to COVID-19 and other pandemics due to, among other reasons, that appropriate regulatory agencies may close such businesses, limit the capacity of such businesses, or require additional procedures or capital expenditures designed to protect customers that are costly. During the COVID-19 pandemic, many states closed adult day care centers for a period of time.

The Russo-Ukrainian War has caused, or has contributed to, significant inflation, increased energy costs and worsened the supply chain disruption in the U.S., each of which has contributed to increased costs for our operations which would worsen our operating results. We are not able to determine the extent or the expected period for such disruptions or if any other and similar disruptions would occur, or may have greater adverse effect on our business or the U.S. economy in general.

The additional procedures and precautions undertaken by adult day care businesses in response to COVID-19 will likely result in reduced operating cash flow and profit margins.

Although Clearday has procedures that address infectious diseases and contamination in a community environment, Clearday is not able to provide assurance that the communities will not be significantly affected, including widespread contagion that could result in suspending or closing a facility. Depending on the severity of any occurrence, Clearday may be required to incur costs to identify, contain and remedy the impacts of those occurrences at residential care communities and our adult day care facilities.

Additionally, state or federal regulatory authorities may require, industry groups may provide or Clearday may otherwise determine that it would be prudent, to implement certain additional measures and/or quarantine procedures that may require significant investment and/or operating costs, such measures may include limiting the number of individuals that may be treated at a facility while requiring additional staff to manage treatment during the COVID-19 pandemic. During this time, Clearday may also experience a decline in occupancy due to residents terminating their agreements due to the uncertainty of COVID-19 and its effects on adult day care businesses and residential care facilities. Such investments and increased costs may adversely affect Clearday’s operations. The extent and duration of the impact of the COVID-19 pandemic on Clearday’s overall business is uncertain, and our ability to raise capital could be impaired.

Any other severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of Clearday’s residential care communities and facilities.

The revenues of Clearday will be dependent in large part on the occupancy levels at our residential care communities and the members of the Clearday Clubs and any other adult day care facility or other non-acute care and wellness center that will be owned or operated by Clearday. Even if the disruption to the markets and facilities are not as pronounced as during the COVID-19 pandemic, there could be significant reduction in Clearday’s revenues and there could be government or other regulatory intervention that materially increase costs, which would likely materially reduce the operating results of Clearday.

Clearday’s non-acute care and wellness business has significant concentration in industry and geographic areas which exposes Clearday to changes in market conditions in this industry and in those areas.

Clearday’s existing 4 residential care facilities are located in the Little Rock Arkansas area (1), Naples, Florida (1), and the San Antonio / Austin area of Texas (2) and we have 1 adult day care center in San Antonio, Texas. Clearday expects to grow our adult day care business primarily in specified markets in Texas. The Clearday at Home or digital service offerings of Clearday are national in scope, but are not, as of the date of this Report, significant compared to the residential care facility revenues. Accordingly, Clearday will continue to have a high concentration in select geographic markets. Additionally, all of Clearday’s businesses, other than related to our remaining non-core assets, are engaged or will be engaged in the non-acute care businesses. As a result of this industry and geographic concentrations, the conditions affecting older Americans and the of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to senior citizens, acts of nature and other factors that may result in a decrease in demand for Clearday’s services in these areas could have an adverse effect on Clearday’s revenues, results of operations and cash flow. In addition, Clearday will be particularly susceptible to revenue loss, cost increases or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornadoes in those areas.

Circumstances that adversely affect the ability of older adults or their families to pay Clearday for our adult day care services could cause our revenues and results of operations to decline.

Clearday expects that payment for our adult day care services will be (1) private pay and not rely on government benefits, such as Medicare and Medicaid, which are generally not available for such services, and (2) benefits or payments available to veterans through the United States Department of Veterans Affairs. Clearday has currently priced the basic service fee for our adult day care centers at a monthly amount that is generally expected to be less than the monthly payment benefits to retirees from the Social Security Administration and Clearday expects that older adults that live with family members will have sufficient funds to pay such service fees and their other household expenses. There can be no assurance that the expected service fee by Clearday will be at an amount that can be afforded by Clearday’s target market for our Clearday Clubs. Economic downturns, higher levels of unemployment among family members, lower levels of consumer confidence, stock market volatility, increased inflation and/or changes in demographics, including the unprecedented effects of the COVID-19 pandemic, could adversely affect the ability of older adults to afford Clearday’s expected adult day care service fees and could result in decreased fees and revenues resulting in a decline of Clearday’s estimated operating results as many of the operating costs for an adult day care center will not vary in relation to a decrease in club members or revenues.

Clearday may not be able to operate our business or implement the business strategies.

Clearday intends to develop and expand new businesses including in the areas of home care services and products and provide services or otherwise have revenue from related services which may include retail sales of products including products that incorporate the technology of our Sapphire Cryocooler, robotics and provide other care services. Clearday created Clearday Labs to evaluate such opportunities and other strategies or business opportunities that Clearday believes would be complimentary to our existing businesses, specifically, our residential care facilities and the digital service offering, and where Clearday may benefit from certain synergies in management and leverage of assets. There can be no assurance, however, that Clearday will be able to implement our business strategy in a manner that realizes any of our intended benefits, including that Clearday will be able to acquire, internally develop or enter into strategic alliances for intended or prospective business lines.

Clearday’s planned business and growth strategy may not yield anticipated returns, may result in disruptions to the business of, may strain management resources and/or may be dilutive to Clearday’s stockholders.

Clearday’s business and growth strategies involve the development (by organic growth or, to a lesser extent, through acquisitions and joint ventures) of businesses that are focused on tech-enabled non-acute care and wellness. In evaluating Clearday’s business opportunities, Clearday will make certain assumptions regarding the expected future performance and prospects. However, newly acquired businesses or investments in businesses, or strategic alliances, may fail to perform as expected, and Clearday may not be able to manage those businesses in a manner that meets our expectations. In particular, Clearday’s acquisition activities may be subject to the following risks:

●	Clearday businesses that are acquired or conducted through joint ventures do not realize the synergies that it expects and require substantially greater investment than it anticipated;
●	Clearday may acquire or invest in businesses that realize net cash losses initially and/or for a period of time that is longer than Clearday anticipated;
●	If Clearday finances acquisitions or strategic alliances by incurring debt, Clearday’s cash flow may be insufficient to meet the required principal and interest payments;
●	Clearday may be unable to quickly and efficiently integrate new acquisitions or strategic alliances, and as a result Clearday’s results of operations and financial condition could be adversely affected;
●	Operating expenses of an acquired business or a strategic alliance may exceed budgeted amounts;
●	Management may be diverted from operations; and
●	Clearday may be required to have management teams that are not proven or that do not, for any number of reasons, perform as expected.

If Clearday cannot operate our businesses or strategic alliances to meet our financial expectations, Clearday’s financial condition, results of operations, cash flow and per share trading price our Common Stock could be adversely affected.

Clearday may use its securities and/or the securities our subsidiaries as consideration in connection with our acquisition strategy which could result in significant dilution to the relative ownership interest of holders of our capital stock prior to such acquisitions.

In addition, it is likely that Clearday will use its or a subsidiary’s securities as consideration, in part or whole, for the purchase of acquired businesses as part of our asset and business acquisition strategy. Such securities may carry rights or preferences different from or superior to those of Clearday’s common stock. Moreover, if such securities include Clearday’s common stock or securities senior to or pari passu to or convertible or exchangeable into shares of Clearday’s common stock, the relative ownership interest of the holders of the Clearday’s capital stock would be subject to dilution.

Clearday’s strategy includes businesses that are in development or early stages and such strategies and businesses include additional venture stage risks and there is no assurance that Clearday may be able to develop our businesses organically or through acquisitions.

A fundamental strategy of Clearday is the continued development of our services, including Clearday at Home, Clearday Clubs, robotic applications as well as related businesses, including other products and services we expect to develop in our Clearday Labs. Clearday at Home does not have any material revenues as of the date of this Report. Clearday Clubs has opened its initial location by the acquisition of an adult day care center in San Antonio, Texas. Clearday’s ability to successfully execute future development in accordance with our business plan, or at all, will be impacted by a number of factors, including the ability to sell our remaining non-core assets, the availability of additional financing, including additional equity financing, on terms acceptable to Clearday, the availability of government programs and reimbursements, market trends, the ability to identify and execute business opportunities, including acquisitions that meet the parameters of the Clearday business plan, and increased competition for sites for the expansion opportunities or acquisitions. The development and acquisitions of future businesses may result in unforeseen operating difficulties and may require additional financial resources and attention from management. Failure to identify suitable development or acquisition businesses, effectively execute the Clearday business strategy or operating difficulties of businesses that Clearday may acquire in the future could have an adverse effect on Clearday’s financial condition, results of operations, cash flows and liquidity.

Clearday will require additional capital and there is no assurance that any debt or equity financing will be available on acceptable terms, if at all.

To the extent that Clearday develops its business through financing, including additional equity financing, there cannot be assurance that financing will be available on acceptable terms, if at all, or that Clearday may be able to satisfy the conditions precedent required to secure borrowings or utilize credit facilities, which could reduce the number, or alter the type, of investments that Clearday would make otherwise and the ability for it to expand its businesses. Any such limitation on such financing or sales of our remaining non-core assets may reduce income. To the extent that financing proves to be unavailable when needed, Clearday may also be compelled to modify our business strategy. Any failure to obtain financing or realize the sale of our remaining non-core assets or other assets may have a material adverse effect on the continued development or growth of Clearday’s businesses. We do not have any binding agreement with an investment banker to provide additional capital. There is no assurance that the public market conditions, the market acceptance of Clearday, the price and volume of our common stock and other factors, will enable any such offering will be consummated on terms acceptable to Clearday or that AGP or any other investment bank will then decide that it would then manage or participate in any such offering.

If Clearday fails to identify and quickly respond to changes and trends in non-acute care and wellness preferences, our business, financial condition, results of operations and prospects will be adversely impacted.

Clearday expects to provide services to the non-acute care and wellness industry and expects the products and services to be subject to dynamic changes. The needs and preferences of older adults have generally changed over the past several years, including preferences to reside in their homes longer or permanently, as well as changes in services and offerings, including delivery of home healthcare services, utilization of outpatient rehabilitation services and services that address their increasing desire to maintain active lifestyles. If Clearday fails to identify such changes and quickly and successfully respond to such changes to deliver accepted products and services, then competitors will be able to successfully penetrate the markets that Clearday will operate and Clearday will not be able to successfully grow or maintain our businesses, which would adversely affect our business, financial condition, results of operations and prospects.

Our debt leverage and financing arrangements that we may enter into may, under certain circumstances, contain restrictions and limitations that could impact our ability to operate our business.

Clearday has incurred its long term and other debt, primarily, in connection with the financing of (1) long term assets that are now held for sale, and (2) the financing of the residential care facility in Naples, Florida and its operations and (3) other loans that have funded our operations. The indebtedness of Clearday may have the effect, among other things, of reducing the flexibility of Clearday to respond to changing business and economic conditions, requiring us to use increased amounts of cash flow to service indebtedness and increasing our borrowing costs.

Our remaining non-core assets that are held for disposition are treated differently under GAAP.

A material amount of the assets on the Clearday balance sheet as of December 31, 2021, are held for disposition. These assets are treated differently under GAAP than the assets that are used in Clearday’s operating non-acute care and wellness business. These differences are described in greater detail in the footnotes to the financial statements that are included in this Report and the, including that these assets are not subject to depreciation and such assets have not been subject to depreciation expense with respect to these assets from and after December 31, 2018.

The remaining non-core assets may not have the net realizable value that is estimated.

Clearday intends to finance, in part, our development and expansion of our tech-enabled non-acute care businesses by the sale of our remaining non-core assets. A significant amount of our non-core assets of Clearday have been sold and the net proceeds have been used in Clearday’s operations and business development. Clearday is not expected to make additional investments in any of these remaining assets to be able to reposition the asset to achieve their highest or best use or otherwise achieve a better value. Further, certain of our remaining non-core assets may require additional investment to maintain, such as replacement or repairs, and deferring maintenance and other related costs could decrease the net realizable value of our remaining non-core assets. There can be no assurance that the value of our remaining non-core assets will be able to be sold for the net realizable value that is estimated or the amount that such assets are on the financial statements of Clearday.

Operators of senior care facilities must comply with the rules and regulations of governmental reimbursement programs and certification requirements, fraud and abuse regulations and are subject to new legislative developments.

Our care businesses are highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. Any failure to comply with such laws, requirements and regulations could affect Clearday’s ability to operate the facilities that Clearday owns or operates. Healthcare operators are subject to federal and state laws and regulations that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. They also require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided.

These regulations may also enable the regulatory agency to place liens on properties. Possible sanctions for violation of these laws and regulations include loss of licensure or certification, the imposition of civil monetary and criminal penalties, and potential exclusion from the Medicare and Medicaid programs. Failure of Clearday to comply with these rules or regulations could have an adverse effect on our financial condition or results of operations.

In addition, this area of the law currently is subject to intense scrutiny. Additional laws and regulations may be enacted or adopted that could require changes in the design of the properties and its joint venture’s operations and thus increase the costs of these operations.

Private third-party payers continue to try to reduce healthcare costs.

Private third-party payers such as insurance companies continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third-party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These efforts of third-party payers to limit the amount of payments that Clearday or others may receive for healthcare services could adversely affect Clearday and would adversely affect Clearday even if such insurance policies do not cover residential or non-residential care facilities that Clearday will operate as the total household cash flow would be reduced and there would be less funds available for Clearday’s services. At the same time, as a result of competitive pressures, Clearday’s ability to maintain operating margins through price increases to private pay options may be limited.

Healthcare policy changes, including proposals to reform the U.S. healthcare system, may harm the Clearday’s future business.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Clearday is unable to assess with certainty the extent of governmental requirements and regulations that will apply to Clearday’s care and wellness businesses. See “Business – Government Regulation - Residential Care and Adult Day Care Businesses.” The regulations that affect our operations are subject to changes. In addition, these regulations and other ongoing initiatives in the United States have increased and will continue to increase pressure on pricing and operations of residential and non-residential care facilities. The announcement or adoption of any government initiatives could have an adverse effect on potential revenues from any product that Clearday may successfully develop. Moreover, additional legislative or regulatory changes remain possible and appear likely. Various healthcare reform proposals have also emerged at the state level. Clearday cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on Clearday. However, an expansion in government’s role in the U.S. healthcare industry may lower the revenues for future products and adversely affect Clearday’s future business, possibly materially.

Clearday is unable to determine the effect of the amount of wage increases that are expected with labor shortages and any regulatory changes effected by the administration of President Biden, including regulations regarding minimum wages and benefits.

The care industry, and businesses in general, have experienced, and may continue to experience, significant labor shortages, particularly for care givers. Clearday will continue to compete with other residential care community and day care operators, among others, to attract and retain qualified personnel responsible for the day to day operations of Clearday’s current and planned care and wellness businesses. The market for qualified staff, including professional staff such as nurses, therapists and other healthcare professionals, is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits that we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. Additionally, any shortages of staff may require us to retain per diem employees and incur overtime, each of which would increase our wage and benefit expenses. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and Clearday cannot predict the future impact of the Healthcare Reform Act, or any other future healthcare legislation, on the cost of employee health insurance. Increasing employee health insurance and workers’ compensation insurance costs may materially and adversely affect our earnings. From time to time labor unions may attempt to organize Clearday’s employees. If Clearday’s employees were to unionize, it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect our results of operations. One of the consequences of the COVID-19 pandemic is a significant shortage of employees for many industries, including our residential care industry. Additionally, many states have increased the minimum hourly wage for employees, including Florida and Arkansas. The labor shortage has increased wage pressure and is likely to increase our wage and benefit expense.

Clearday cannot be sure that labor costs will not increase or that any increases will be recovered by corresponding increases in the rates that Clearday will charge to our clients or otherwise. Any significant failure by us to control labor costs or to pass any increases on to clients through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to Clearday’s clients may reduce Clearday’s occupancy and growth and related revenues.

Additionally, healthcare and elder care are important political issues. President Biden has used, and may continue to use, executive orders to achieve policy goals and objectives. In addition, such policy goals and objectives may be realized through legislation that is sponsored or otherwise supported by President Biden’s administration. Clearday is unable to assess the consequences to improvements to the healthcare systems and that may be realized by such actions, including any effect of increased costs or taxes.

The planned adult daycare business may require Clearday to make significant capital expenditures to maintain and improve care centers.

Clearday’s planned adult day care and clinics and related facilities may require from time to time significant expenditures to address required ongoing maintenance or to make them more attractive to Clearday’s clients. Physical characteristics of facilities are mandated by various government authorities; changes in these regulations may require Clearday to make significant expenditures. Supply chain issues and building material shortages have increased, and may continue to increase, construction costs, including the costs for expected leasehold improvements. In addition, Clearday may often be required to make significant capital expenditures when Clearday acquires, leases or manages new facilities. Clearday’s available financial resources may be insufficient to fund these expenditures. Clearday may be unable to pay increased rent at any facility without experiencing losses.

Because the merger resulted in an ownership change under Section 382 of the Internal Revenue Code Clearday, Clearday’s pre-merger NOL carryforwards and certain other tax attributes are subject to limitations.

We underwent an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”), the corporation’s NOL carryforwards and certain other tax attributes arising before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our NOL carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use. The Section 382 limitation will cause a significant portion of Clearday’s pre-AIU Merger net operating loss carryforwards to never be utilized. In addition, if Clearday is determined to have discontinued its historic pre-merger business following the merger, subject to certain exceptions, the Section 382 limitation could eliminate all possibility of utilizing Clearday’s pre-merger NOL carryforwards. Additional ownership changes in the future could result in additional limitations on Clearday’s NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of the NOL carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

Clearday has a limited history of operations, and our Clearday at Home and Clearday Care adult day care and robotic businesses are each an emerging business that will expose us to the risks and uncertainties associated with operating and growing an emerging business within an emerging industry.

Each of the innovative care solutions and the adult day care and robotic businesses to be conducted by us is significant to our growth opportunities and plans. These businesses include the virtual day care business and the adult day care services through physical locations and the sale of robots. Clearday does not have any material operational history in such businesses by which potential investors can evaluate our past performance and likelihood of success. As of the date of this Report, we have only one adult day care business do not have any centers that use our proprietary Clearday Clubs format or any revenue from our robotic business. The financial position and results of operations of Clearday, including our most recent financial statements included in this Report, are not indicative of the tech-enabled non-acute care businesses that we intend to pursue. Such Clearday businesses do not have any earnings history for investors to estimate our future level of sales or profitability or whether Clearday will in fact have sales or profitability. As a result of such industry and geographic focus, the conditions affecting older Americans as well as the local economies and real estate markets in such geographic areas and other factors that may result in a decrease in demand for our services in these areas could have an adverse effect on Clearday’s revenues, results of operations and cash flow. A core component of our strategy is the development and expansion of our tech-enabled non-acute care businesses. Our ability to successfully execute future development in accordance with our business plan, or at all, will be impacted by a number of factors, including the ability to sell our remaining non-core assets, the availability of financing on terms acceptable to us, market trends, the ability to identify and execute business opportunities (including acquisitions that meet the parameters of the Clearday business plan), and increased competition for sites for the expansion opportunities or acquisitions. Any such limitation on any such financing or sale of the remaining non-core assets may reduce income.

If Clearday fails to identify such changes and quickly and successfully respond to such changes to deliver accepted products and services, then competitors will be able to successfully penetrate the markets in which Clearday operates which may limit Clearday’s ability to successfully grow and/or maintain our businesses, which would adversely affect our business, financial condition, results of operations and prospects.

Clearday incurred substantial expenses related to the completion of the AIU Merger.

Clearday incurred substantial expenses in connection with the completion of the September 9, 2021 AIU Merger. The substantial majority of these costs were non-recurring expenses, including a substantial fee payable to AGP and legal and other professional fees and expenses and insurance expenses, and the fees related to the registration and issuance of the common stock issued in connection with such AIU Merger. Clearday does not have excess cash flows from its existing businesses to fund the payment of such additional expenses and will require revenues from its innovative businesses or the ability to raise capital through the sale of securities. There can be no assurance that we are able to raise additional funds through the sale of its securities on terms that are acceptable or at all.

Risks Related to Our Capital Structure

Our stock price is volatile.

The market price of our common stock has been, and is expected to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

●	liquidity and volume in the trading of our common stock;
●	market perception as to our ability to develop and launch our innovative care products and services;
●	our perceived prospects and liquidity, including our ability to sell non-core assets;
●	our perceived ability to sell products and services directly to the residents in our residential care facilities and otherwise expand our revenues from current fees from our residential care business;
●	variations in our operating results and whether we have achieved key business targets;
●	changes in, or our failure to meet, earnings estimates;
●	changes in securities analysts’ buy/sell recommendations;
●	differences between our reported results and those expected by investors and securities analysts;
●	announcements of new contracts by us or our competitors;
●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
●	general economic, political or stock market conditions; and
●	the impact of inflation on our operations, including our ability to control costs, including labor, food, and energy expenses.

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

We have a significant number of outstanding warrants and options and convertible securities, and future sales of the shares obtained upon exercise of these options, warrants and convertible securities could adversely affect the market price of our common stock.

As of December 31, 2021, we had outstanding options exercisable for an aggregate of 0 shares of common stock at a weighted average exercise price of 0 per share and warrants to purchase up to 4,038,801 shares of our common stock at a weighted average exercise price of $8.90 per share and securities that have been issued by our subsidiaries with an accrued amount equal to $897,000 which may be exchanged for shares of our common stock at a price that is equal to the volume weighted average price of our common stock for 20 days prior to the date of such exchange. The holders may sell these shares in the public markets from time to time under a registration statement or under  Rule 144, without limitations on the timing, amount or method of sale. The shares of common stock that would be issued upon the exercise or exchange of our options for 89,700 shares of our common stock or the securities that were issued by our subsidiaries have been registered under the AIU Merger Registration Statement. The holders of such convertible or exchangeable for our shares of common stock, may exercise such rights sell a large number of shares of our comment stock, which would likely cause the market price of our common stock to decline.

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

In addition, our board of directors has the authority to issue shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders and while we are not listed on an exchange such as the NYSE American, we can issue a significant number of voting shares and voting power without stockholder approval. At December 31, 2021, approximately 4,293,170 shares of such “blank check” preferred stock remained unissued. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

General Risk Factors

The price of Clearday’s common stock may decrease.

The market price of the Clearday’s common stock may decline as a result of a number of reasons, including if:

●	the planned development and expansion by Clearday of the adult day care business or digital services or other innovative products and services is delayed or not successful; or

●	Clearday’s business and prospects are not consistent with the expectations of financial or industry analysts.

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to possible losses of competitive advantage.

Our efforts to protect our proprietary rights may not succeed in preventing infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications may not result in issued patents and the validity of issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of the products or design around our copyrights, including the coding for our digital services. Additionally, certain of the issued patents and patent applications are owned jointly with third parties. Because any owner or co-owner of a patent can license its rights under jointly-owned patents or applications, inventions made by us jointly with others are not subject to our exclusive control. Any of these possible events could result in losses of competitive advantage.

We depend on specific patents and licenses to technologies, and it will likely need additional technologies in the future that it may not be able to obtain.

We utilize technologies under licenses of patents from others for certain of our products. These patents may be subject to challenge, which may result in significant litigation expense (which may or may not be recoverable against future royalty obligations). Additionally, we may be required to utilize intellectual property rights owned by others, including patents developed by a third-party engineering firm for the cryogenic air quality system, and may seek licenses to do so. Such licenses may not be obtainable on commercially reasonable terms, or at all. It is also possible that Clearday may inadvertently utilize intellectual property rights held by others, which could result in substantial claims.

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

We will face significant competition.

We will compete with numerous care and wellness companies, including developers, owners and operators of residential and non-residential facilities, many of which own or operate facilities that are similar to Clearday’s current and planned facilities in the same markets in which we are, or will be located. Clearday competes with numerous other managers and operators of care and wellness businesses that are focused on the non-acute care market, including adult day care centers and products that compete with products that will be distributed by Clearday. Some of Clearday’s competitors are larger and have greater financial resources than us and some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures as us. We cannot be sure that we will be able to attract a sufficient number of clients or residents at rates that will generate acceptable returns or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully and operate profitably.

Clearday’s competition may also be from senior housing, senior healthcare, home healthcare, medical and healthcare providers that expand their services or otherwise provide comparable services or utilize tech-enabled products and services that Clearday will utilize. Any such companies or combination of companies may have referral or strategic relationships that reduce the number of consumers that would otherwise use Clearday’s products or services. In recent years, a significant number of new senior age communities and services have been developed and continue to be developed. Accordingly, Clearday expects to have increased competitive pressures, particularly in certain geographic markets where Clearday’s intends to operate our care services. These competitive challenges may prevent Clearday from establishing, maintaining or improving revenues, which may adversely affect Clearday.

Federal, state and local employment related laws and regulations could increase Clearday’s cost of doing business, and Clearday may fail to comply with such laws and regulations.

Clearday’s operations are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs matters such as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents (and will represent) a significant portion of Clearday’s ordinary operating expenses from its care and wellness businesses, compliance with these evolving laws and regulations could substantially increase Clearday’s cost of doing business, while failure to do so could subject Clearday to significant back pay awards, fines and lawsuits. Clearday’s failures to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The US federal minimum wage increases in five steps over five years ending with a $15 minimum wage in 2025, with automatically increase in line with changes in the median hourly wage in the economy. Certain states have increased the minimum wage to $15 per hour. Additionally, we have received benefits of the Employee Retention Credits under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) which have ended during 2021 This and other labor related actions have increased the cost of our operating expenses. The extent of such actions cannot be predicted with any certainty.

Clearday may fail to comply with laws governing the privacy and security of personal information, including relating to health information.

Clearday will be required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information and protected health information. State laws also govern protected health information, and rules regarding state privacy rights. Other federal and state laws govern the privacy of other personally identifiable information. If Clearday fails to comply with applicable federal or state standards, then we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect Clearday’s business, financial condition and results of operations.

Clearday will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

Clearday will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. Clearday will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and any exchange that Clearday may have its common stock listed. These rules and regulations are expected to increase the Clearday’s legal and financial compliance costs and to make some activities more time consuming and costly. The executive officers of Clearday will continue to need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also have made it expensive for Clearday to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for Clearday to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in Clearday and could cause our business or stock price to suffer.

Clearday may become subject to litigation, which could have an adverse effect on its performance.

Clearday may from time to time become subject to litigation, including claims relating to our residential care and other operations. Clearday’s planned businesses include the continuation of our residential care facilities, adult day care and our planned in-home care which are businesses that are regulated and have a high risk for plaintiff actions. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Clearday generally intends to vigorously defend itself; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against the us may result in Clearday having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact Clearday’s earnings and cash flows, thereby having an adverse effect on Clearday’s financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Clearday depends on key personnel whose continued service is not guaranteed.

Clearday’s ability to manage its businesses and anticipated future growth depends, in large part, upon the efforts of key personnel, particularly James Walesa, our Chairman and Chief Executive Officer, and B.J. Parrish, our director and Chief Operating Officer. Such key personnel have extensive knowledge and relationships and exercise substantial influence over Clearday’s operational, financing, acquisition and disposition activity. There is significant competition in the care and wellness industry for experienced personnel and there is a risk that Clearday may not be able to continue to retain our key personnel. The loss of services of one or more members of Clearday’s executive management team, or Clearday’s inability to attract and retain highly qualified personnel, could adversely affect Clearday’s business, diminish Clearday’s investment opportunities and weaken Clearday’s relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect us.

Clearday relies on information technology and systems in its operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.

Clearday will continue to rely on information technology and systems, including the internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personally identifiable information of employees, residents and clients. If Clearday experiences security breaches or other similar failures, or other inadequacies or interruptions of our information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third-party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us. We will continue to rely on commercially available systems, software, tools and monitoring, as well as our internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential resident, customer and vendor information, such as personally identifiable information related to our employees and others, including our residents and clients, and information regarding their and Clearday’s financial accounts. We will continue to take various actions, and may incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to Clearday and our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against Clearday, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in Clearday’s or third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of Clearday’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to the Clearday or our operations, or to safeguard Clearday’s business processes, assets and information could result in financial losses, interrupt Clearday’s operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.

Changes in tax laws or other actions could have a negative effect on us.

At any time, the federal or state income tax laws, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. The administration of President Biden has recently proposed changes to the Internal Revenue Code that, if enacted, could have adverse tax consequences for us. Such proposals are subject to significant changes. There cannot be any assurances as to any changes in the Internal Revenue Code that may be implemented, including any that may be adverse to us.

Clearday’s insurance may not cover potential losses, including from adverse weather conditions, natural disasters and other events.

We carry commercial property, liability and other insurance coverage on our businesses. We select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not expect to carry insurance for losses such as loss from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, including those covering losses due to terrorism and certain other insurance policies, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could adversely affect our operations. We may discontinue terrorism or other insurance if the cost of premiums for any such policies exceeds, in our judgment, the expected benefit from carrying the policies. If following the termination or failure to renew any insurance policy we experience an adverse uninsured event, we may be required to incur significant costs, which could materially adversely affect our business and financial performance. Additionally, insurance to cover the risk of business interruptions may not be available or available at commercially reasonable rates and may not cover the specific events that require a closure of interrupt of any of our businesses.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the assets and businesses that that was made. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Clearday’s operations will be subject to risks from adverse weather and climate events.

Severe weather may have an adverse effect on certain residential care or adult day care facilities to be operated by us and by our remaining non-core assets. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on such assets and facilities and result in significant losses to us and interruption of our business. We may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our residential care communities or adult day care centers or the properties owned by use in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operations that may not be adequately covered by insurance.

Terrorist attacks or riots in any locations in which Clearday acquires properties could significantly impact the demand for, and value of, Clearday’s properties.

Terrorist attacks and other acts of terrorism or war or riots would severely impact the demand for, and value of, Clearday’s planned businesses. Terrorist attacks in any of the metropolitan areas in which the Clearday expects to have operations also could directly impact the value of Clearday through damage, destruction, loss or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to maintain the expansion of the adult day care business in accordance with the business plan. To the extent that any future terrorist attack otherwise disrupts Clearday’s planned businesses, it may impair the ability to make timely payments to fund operations, which would harm the operating results and could materially and adversely affect us.

Current government policies regarding interest rates and trade policies may cause a recession.

The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect Clearday’s financial condition, including by limiting Clearday’s ability to pay rent or other obligations and causing the value of Clearday’s owned and operated residential care communities, and remaining non-core assets and of our securities to decline. Further, general economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. Such economic uncertainties and conditions may adversely affect us and others, including our landlords, and our clients, such as by reducing access to funding or credit, increasing the cost of credit, limiting the ability to manage interest rate risk and increasing the risk that obligations will not be fulfilled, as well as other impacts which Clearday is unable to fully anticipate.

As a “smaller reporting company,” Clearday may avail itself of reduced disclosure requirements, which may make Clearday’s common stock less attractive to investors.

Clearday is a “smaller reporting company” under applicable SEC rules and regulations. As a “smaller reporting company,” Clearday may rely on exemptions from certain disclosure requirements that are applicable to other public companies, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Clearday may continue to rely on such exemptions for so long as it remains a “smaller reporting company”. These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Decreased disclosures in Clearday’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. Clearday cannot predict if investors will find the Clearday’s common stock less attractive if it relies on these exemptions. If some investors find Clearday’s common stock less attractive as a result, there may be a less active trading market for Clearday’s common stock and Clearday’s stock price may be more volatile. Clearday may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, Clearday could still be a smaller reporting company if its annual revenues were below $100 million, and it has a public float of less than $700 million. Clearday’s reliance on these exemptions may result in the public finding that Clearday’s common stock to be less attractive and adversely impact the market price of Clearday’s common stock or the trading market thereof.

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock”, and we are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule affects the ability of broker-dealers to sell our securities and affects the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted similar rules that may also limit a stockholder’s ability to buy and sell our common stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The “penny stock” rules make it more difficult for a stockholder to deposit our common stock with a broker dealer and to purchase or sell our common stock, which reduces the volume of transactions and increases the volatility of the price of our common stock.

Clearday expects to not pay cash dividends on its common stock and investors may have to sell their shares in order to realize value for their investment.

Clearday has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Clearday intends to use its cash for reinvestment in the development and expansion of the care and wellness businesses and to pay its debt and lease obligations. As a result, investors may have to sell their shares of common stock to realize any of their investment.

Clearday’s internal controls over financial reporting may not be effective which could have a significant and adverse effect on Clearday’s business and reputation.

Clearday is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires Clearday to report on the design and effectiveness of its internal controls over financial reporting.

Some, but not all, of Clearday’s officers and directors have experience as officers or directors of a public company. Clearday’s internal controls have certain material weaknesses, including insufficient segregation of duties. Clearday has instituted efforts to remediate these concerns and enhance Clearday’s internal control environment to remediate these issues by the end of 2021. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause Clearday to fail to meet its periodic reporting obligations or result in material misstatements in Clearday’s financial statements. Clearday may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact the Clearday’s results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and divert management’s attention from operating Clearday’s business, which could have a material adverse effect on Clearday’s business.

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the SEC and rules promulgated by national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, Clearday’s efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Clearday’s board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, Clearday may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on Clearday’s business. If Clearday’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, Clearday may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on Clearday’s business and results of operations.

Delaware law could discourage a change in control, or an acquisition of Clearday by a third party, even if the acquisition would be favorable to stockholders.

The DGCL contains provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of Clearday, even when these attempts may be in the best interests of stockholders. Delaware law imposes conditions on certain business combination transactions with “interested stockholders”. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in Clearday’s control or management, including transactions in which stockholders might otherwise receive a premium for their shares of common stock over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Clearday’s board has the authority to issue “Blank Check” Preferred Stock, which could affect the rights of holders of the Clearday’s common stock and may delay or prevent a takeover that could be in the best interests of Clearday’s stockholders.

The board of Clearday has the authority to issue shares of preferred stock (the “Series Preferred Stock”), in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. Similarly, the Clearday board may authorize a subsidiary of Clearday to issue securities that may have any such rights, powers or preferences. The issuance of any such securities could affect the rights of the holders of Clearday’s common stock. For example, such issuance could result in a class of securities outstanding that would have preferential voting, dividend, and liquidation rights over Clearday’s common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to the shares of our common stock. The authority possessed by the board of directors to issue Series Preferred Stock or any such other securities could potentially be used to discourage attempts by others to obtain control of Clearday through any merger, tender offer, proxy contest or otherwise by making such attempts more difficult or costly to achieve. The board of directors may issue the Series Preferred Stock or any such other securities without stockholder approval and with voting and conversion rights which could adversely affect the voting power of holders of our common stock. There are no agreements or understandings for the issuance of Series Preferred Stock any such other securities.

The market price and volume of Clearday’s common stock fluctuates significantly and could result in substantial losses for individual investors.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of Clearday’s common stock to decrease. In addition, the market price and volume of Clearday’s common stock is highly volatile.

Factors that may cause the market price and volume of the Clearday’s common stock to decrease include:

●	changes in stock market analyst recommendations regarding Clearday’s common stock or lack of analyst coverage;
●	fluctuations in Clearday’s results of operations, timing and announcements of our corporate news;
●	any adverse investor reaction to the September 9, 2021 merger;
●	adverse actions taken by regulatory agencies with respect to any facilities or their operations or therapeutic based procedures that Clearday provides;
●	any lawsuit involving any care or services or products that Clearday provides;
●	announcements of technological innovations by Clearday’s competitors;
●	public concern as to the safety of services or products developed by Clearday or others;
●	regulatory developments in the United States and in foreign countries;
●	the care and wellness industry conditions generally and general market conditions;
●	failure of Clearday’s results of operations to meet the expectations of stock market analysts and investors;
●	sales of Clearday’s common stock by its executive officers, directors and five percent stockholders or sales of substantial amounts of Clearday’s common stock, including amounts that are sold on market orders when there is insufficient volume and activity regarding our common stock;
●	changes in accounting principles; and
●	loss of any of our key employees and officers.

Further, Clearday’s common stock will be subject to market disruptions that devalue the equity markets broadly, or certain sectors, which are caused by events that are not related to the business and operations of Clearday. Recent events in exchange listed securities resulted in significant loss of market value of shares for, among other matters, pandemics and market reaction to perceived global interconnected economies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Clearday operates 4 residential care facilities and one adult daycare facility:

Facility *	Location	Facility Approximate Square Footage
Memory Care of Naples*	Naples, Florida	32,930
Memory Care of Westover Hills	San Antonio, Texas	48,280
Memory Care of Little Rock At Good Shepherd	Little Rock, Arkansas	44,250
Memory Care of New Braunfels	New Braunfels, Texas	43,460

* The Memory Care of Naples facility is owned, and the other facilities are leased.

Our adult day care center is located in San Antonio, Texas in a leased facility of approximately 5,100 square feet.

We also own our headquarters building located at 8800 Village Drive, San Antonio, Texas. This building is a 3-story medical office building located on 0.84 acres and has approximately 22,265 rentable square feet.

Our Naples facility is subject to a mortgage of approximately $4,550,000 that is due on May 2, 2023. Our headquarters building in San Antonio, Texas is subject to a mortgage of approximately $1,000,000 that is due on April 26, 2022, which date may be extended for one year by us.

We are also subject to a lease for a facility that we operated until September 30, 2021 in Simpsonville, South Carolina. This lease is subject to the legal proceedings described below in Item 3 - Legal Proceedings. This property is subject to a sublease to the operator of the facility that has entered into an agreement to purchase such facility from the lessor or owner.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of the Company’s business, some of which may involve material amounts. The Company established accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. The Company accounts for claims and litigation losses in accordance with FASB, Accounting Standards Codification™, or ASC, Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

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

As of the date of this Report, we are subject to certain lawsuits, claims and other legal proceedings, including the following:

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease regarding alleged material construction and related defects of the Simpsonville Facility and other memory care facilities that have been built by Embree and are leased by subsidiaries of MCA, including the significant costs and additional investment that was required by MCA to remedy such defects. The Tenant has stopped paying rent and related charges under the lease for the Simpsonville Facility from and after January 1, 2019. The Landlord has made demands for past rent but has not instituted legal action against the Tenant. Instead, the Landlord filed a lawsuit against the guarantors of the lease, including Trident Healthcare Properties I, L.P., referred to as Trident, which is a wholly owned subsidiary of the Company and an unconditional guaranty of such lease; and the personal guarantors of the Tenant’s obligations under the Lease, including the Company’s Chairman and Chief Executive Officer. The Company has an obligation to indemnify and hold such individuals (other than the Company’s Chairman) harmless under such personal guarantees, and Trident is a consolidated subsidiary in the Company’s financial statements. The Company’s Chairman has indemnified the Company for all obligations of the Company with respect to obligations to the Landlord in connection with this litigation, including the Company’s obligations to such indemnified individuals and the Company’s subsidiaries. This litigation is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 and is pending in the 368th Judicial District Court of Williamson County, Texas. On October 21, 2020, the trial court has issued a judgment on damages in the amount of $2,801,365. The trial court has not made findings of fact related to the Tenant’s liability under the Lease. Additionally, the Guarantors has appealed the trial court judgement as they believed it has reasonable likelihood of success to reduce the judgment in the amount of $248,074 in attorney’ fees. In connection with this appeal, the Guarantors made a cash deposit to the trial court of approximately $2,764,000. The appellate court recently entered a ruling reversing and remanding the attorneys’ fees portion of the judgment to the trial court for renewed proceedings on that issue. After the entry of the appellate court’s ruling, the Guarantors filed a motion for rehearing on the narrow issue of pre-judgment interest calculation, on which the Guarantors believe that they have a reasonable likelihood of success. The Company has accrued an amount that it determines is reasonable with respect to this contingency. The Landlord filed a second action against Trident and the other guarantors on April 9, 2021, for claims similar to the action described above including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. Trident and the other guarantors intend to respond to this action. The Company is not able to determine if it will prevail in such litigation. The Company has entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility. See Note 15 - Subsequent Events.

Certain subsidiaries of the Company that operate hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018 to December 31, 2019. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of December 31, 2021, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $261,200. The Company has accrued this amount in its audited consolidated financial statements as of December 31, 2021.

In addition, from time to time, the Company becomes involved in litigation matters in the ordinary course of its business. Such litigations include an action that alleges negligence and other claims regarding the death of a resident in a memory care facility. For example, the case entitled Michael Inderrieden, Individually and as Personal Representative of the Estate of Thomas Inderrieden v. MCA Simpsonville Operating Company, LLC dba Memory Care of Simpsonville; Allied Integral United, Inc. d/b/a Clearday; Memory Care America, LLC.; MCA Management Company, Inc.; Clearday Management, Ltd.; and MC-Simpsonville, SC-1-UT, LLC, filed June 28, 2021, in the Court of Common Pleas for Greenville County, South Carolina, bearing Civil Action Nos. 2021-CP-23-03071 (Wrongful Death) & 2021-CP-23-03076 (Survival Action), is currently pending, and asserts claims for survival and wrongful death. Such action has been referred to the Company’s insurance carrier and is in the discovery phase of litigation. Although the Company is unable to predict with certainty the eventual outcome of any litigation, the Company does not believe any of its currently pending litigation is likely to have a material adverse effect on its business.

Prior to the closing of the merger, on November 20, 2020, the landlord of the Company’s former headquarters, Prologis Texas III LLC, commenced an action asserting that the Company breached its lease agreement. The Company has answered the compliant on January 11, 2021 and continues to believe that it has meritorious defenses or responses to these claims.

In addition, a subsidiary of the Company was sued by Naples Property Ventures, LLC, alleging breach under a contract for sale of the Naples property and facility. This litigation was settled with mutual releases during the first quarter of 2022.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock trades on the OTC Markets OTCQB under the symbol “CLRD”. The following table details the high and low closing prices for our Common Stock as reported by OTC Markets OTCQB for the periods indicated.*

2021	High	Low
Quarter ended December 31, 2021	$4.15	$2.06
Quarter ended September 30, 2021*	$10.87	$3.00
Quarter ended June 30, 2021	$10.76	$3.83
Quarter ended March 31, 2021	$7.58	$2.99

2020	High	Low
Quarter ended December 31, 2020	$6.78	$2.99
Quarter ended September 30, 2020	$21.59	$5.30
Quarter ended June 30, 2020	$21.97	$6.82
Quarter ended March 31, 2020	$11.74	$5.30

*	Our common stock was delisted from the Nasdaq Capital Market, effective September 30, 2020. All high and low closing prices prior to September 30, 2020 were as reported by Nasdaq Capital Market.

Holders of Record

We had 425 holders of record of our common stock on April 15, 2022. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future. Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

AIU, now known as Clearday Operations, Inc., which became our subsidiary in the AIU Merger, issued 334,173 warrants to purchase shares of common stock during 2021 in connection with the offering by our subsidiaries of $897,000 (or 89,700 shares of the AIU Alt Care Preferred) and $2,444,725 (or 244,473 Clearday OZ LP Interests in Clearday OZ Fund, a subsidiary of AIU Alt Care). These warrants have an exercise price per share equal to $5.00, subject to adjustment for stock splits, reverse stock splits and similar transactions. These warrants were assumed by Clearday, Inc. during the AIU Merger and the shares of our common stock issued upon the exercise of any such warrants has been registered under the Securities Act under the AIU Merger Registration Statement.

Repurchases of Equity Securities

None.

Warrants

The Company has two separate types of warrants that are outstanding: (1) the warrants that were granted and outstanding by STI prior to the effective date of the merger and (2) the warrants assumed by the Company that were granted by AIU prior to the effective date of the merger.

STI Warrants Prior to the Merger Effective Date.

The following is a summary of such outstanding warrants at December 31 2021:

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to August 2016 financing	2,481	2,481	$646.95	February 2, 2022
Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to March 2018 financing	513	513	$340.73	March 6, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024
Warrants issued by AIU that after the merger (described below)	3,281,508	3,281,508	$5.00	November 15, 2029
Warrants issued by AIU for consultant	500,000	500,000	$11.00	August 10, 2026

Warrants that were issued by AIU and have been assumed by Clearday in the AIU Merger.

As of December 31 2021, there are 1,376,118 warrants that were issued by AIU to investors in the Alt Care Preferred and units of limited partnership interests in Clearday OZ Fund. As of the effective date of the merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. Each warrant may be exercised for cash at an exercise price equal to $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Prior to the closing of the AIU merger, AIU issued to a consultant that is subject to an development agreement a warrant representing 500,000 shares of the Company’s Common Stock as of the effective date of the merger at an exercise price of $11.00 per share, which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Stock Options

At December 31, 2021, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”) that were in effect for STI prior to the effective date of the merger. Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and twelve months ended December 31, 2021. None of the option grantees continued in service after the effective date of the merger. The expiration date for all of the options under the Stock Option Plan granted to any officer, director or consultant is generally the last day of the three (3)-month period following the date that such person ceases their continuous status in such capacity, subject to certain accelerated termination events that are not applicable. There were no stock options that were exercisable at December 31, 2021.

At December 31, 2021, no options had an exercise price less than the current market value. All of the stock options award that were outstanding as of December 31, 2021 were to officers and directors whose service terminated on September 9, 2021 in connection with the merger. Accordingly, all such options that have not been exercised on December 8, 2021 shall expire.

Restricted Stock

On March 31, 2021, AIU issued an additional 57,000 total shares of restricted common stock to executives of AIU representing approximately 135,923 shares of Clearday, Inc. Common Stock. For the twelve months ended December 31, 2021, shares issued of restricted common stock vest over 33 months and the Company valued the 135,923 shares at $5.07 per share, on the date of the agreement.

As of December 31, 2020, the Company has awarded restricted stock worth $5,103,160 or 510,316 shares to various officers, directors and consultants that will be amortized over the requisite service period. As of December 31, 2021, there was 0 in unamortized stock compensation

Equity of Subsidiary

Non-Controlling Interest

In November 2019, a certificate of incorporation was filed by AIU Alt Care for its Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share (“AIU Alt Care Preferred”) that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as AIU Alt Care Preferred. Each share of AIU Alt Care Preferred has a stated value equal to the AIU Alt Care Preferred original issue price of $10.00 per share. For the twelve months ended December 31, 2021 and 2020, $897,000 and $3,641,576 was invested in AIU Alt Care, respectively in exchange for 89,700 and 364,158 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund which is managed by AIU Impact Management, LLC, as the general partner. For the twelve months ended December 31, 2021 and 2020, $2,494,621 and $940,307 was invested in Clearday Oz Fund, respectively.

The exchange rate for each of the Alt Care Preferred Stock and the Clearday OZ LP Interests to Clearday, Inc. Common Stock is equal to (i) the aggregate investment amount for such security plus accrued dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the AIU Merger, these securities were exchangeable to shares of AIU common stock at a rate of 1 share for every $10.00 of aggregate amount of the investment plus such accrued dividends.

ITEM 6.	[Reserved]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis including information with respect to Clearday, its plans, and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. On September 9, 2021, we completed the AIU Merger. In connection with the AIU Merger, we changed our name to Clearday, Inc. and continued the business of AIU as the acquired company and continued certain of STI’s businesses. The following discussion uses the term “Clearday” to mean the business and operations of AIU prior to the AIU Merger continued after the AIU Merger and the business of STI that is continued after the merger, unless otherwise indicated.

Overview

We are a health care services company focused on servicing the largest demographic in the country – the older care consumer market, which we define as adults that are 50 years of age or older. We provide a full care spectrum of care for older Americans through:

●	Our foundational business, that includes our four residential memory care facilities that are located in three states; and one adult day care center; and
●	Our Clearday Labs that develops and brings to market innovative non-acute care and wellness solutions intended to disrupt the traditional long-term care model. We have developed:

	■	Clearday Restore, our proprietary sensory therapy that combines light, sound and aromas designed to reduce anxieties in older Americans which have successfully used in our facilities for more than two years;
	■	Clearday at Home, our proprietary digital service, during 2020 as response to COVID-19, launched through consumer and business to business (B2B) sales channels and through our facilities;
	■	Robotic services through our strategic alliance with a robotic developer and manufacturer;
	■	Clearday Therapeutic Streams, our proprietary service that provides guidance to care givers as to specific issues such as assisting with activities of daily living, for example sundowning, during 2021; and
	■	STI cryocooler technologies to develop our cryogenic air quality system that removes particulates and volatile organics (which effectively sterilizes the internal atmosphere), reduces CO2 (carbon dioxide), and regulates humidity, by condensing or freezing the air in interior built spaces in a system that can easily integrate with HVAC systems.

Clearday has two financial business segments:

●	Non-Acute Care and Wellness, is Clearday’s operating business including:

-	Clearday’s innovative non-acute care and wellness services and products, including a virtual service delivered through digital channels (Clearday at Home), and adult day care (Clearday Clubs);
-	Clearday’s existing residential communities;
-	Further development and commercial sales of products and services through Clearday Labs, including robotic technologies;
-	Commercialization of its advanced air quality products; and
-	All of Clearday’s general and administrative and research and development functions.

●	Non-Core Assets and Related Businesses, which includes all of our assets that are held for disposition.

All net proceeds from dispositions of the non-core assets and related businesses have been used by Clearday for its working capital and to fund the development of its innovative non-acute care and wellness businesses.

Our four residential memory care facilities are located in three U.S. states and operated through our Memory Care America LLC (“MCA”) subsidiary. These facilities focus on treating residents suffering from any of the 25 forms of dementia that may be treated in a residential care facility, Alzheimer’s being the most common. We use our knowledge and our experience in treating dementia and other cognitive disorders to develop technology-enabled businesses, aligned to next-generation non-acute care and wellness services and products.

All of our long-lived assets are located in the United States and, during the year ended December 31, 2021 and 2020, respectively, all of our revenue was derived from within the United States.

Seasonality

Our residential care facilities are seasonal in nature. Generally, residential care facilities suffer revenue losses in winter months as there is often an increase in the loss of residents during these periods primarily because flu and other health issues during such periods.

Results of Operations

Our operating revenues come predominately from our four residential memory care facilities and our adult day care center. MCA earns revenue primarily by providing services to individual residents for a specified monthly fee, which fee includes all services such as room, meals and programs and to a lesser extent, certain community fees for a resident to move into a facility. All of MCA’s revenues are “private pay” which are charged directly to the resident and paid by such individual’s family or administrator. Residents may terminate services upon advance notice of a specified period. A portion of our 2021 revenues were from our adult day care business. Our adult daycare service earns revenues primarily by providing services to individual clients for weekday sessions, which includes activities. A part of our revenues includes reimbursements to veterans under a program by the United States Department of Veterans Affairs (VA).

Our operating expenses are primarily the expenses of our MCA facilities described below as well as the expenses that we incur in our other businesses including adult day care and our digital platform.

SG&A Expenses. Certain costs and expenses incurred by the Company are accounted for as Selling, General & Administrative Expenses (“SG&A”), including costs and expenses that are summarized below, which we expect will not be incurred at the same level or amount. Because we do not expect to incur the same level of the costs and expenses that are summarized below, we believe that disclosure of such amounts would be useful to the analysis of our financial statements.

These SG&A Expenses during 2021 include:

(1) Development costs and expenses for the innovative services, including Clearday at Home, which primarily consisted of payments to a third-party consulting firm to develop the Clearday at Home and Clearday Club business models, strategies, branding and marketing, and to a lesser extent, the employment costs of the Company personnel dedicated to such development activities. For the year ended December 31, 2021 and 2020, these amounts were approximately $573,000 and $1,741,200 (including research and development costs), respectively. The decrease is primarily because of we completed a material amount of research and development related to our digital platform used for Clearday at Home and related digital services during 2020 and we capitalized a certain amount of payments in 2021. We may incur other development expenses through our Clearday Labs for the development of other products and services to the extent that such amounts are not funded by others through our strategic alliances.

(2) Accounting and finance expenses related to the merger and becoming a public company, which primarily consisted of accounting and consulting fees incurred to improve the accounting and finance department, the additional consulting fees regarding the audit and preparation of our financial statements. For the year ended December 31, 2021 and 2020 these costs were approximately $1,442,830 and $1,659,000 respectively. While some of these expenses will continue, such as audit fees, we have reduced our reliance on third party accounting consultants as we have increased the number and skill set of our accounting and financial staff. We incurred approximately $815,000 of costs and expenses paid to third party accounting consultants for the period from January 1, 2021 to November 30, 2021, which is the period that included these services for the audited financial statements included in the AIU Merger Registration Statement, our Current Report on Form 8-K for the AIU Merger and our Quarterly Report on Form 10-Q for the period ending September 30, 2021, or approximately $74,330 per month. We significantly reduced our use of such consultants beginning December, 2021, which we expect will result in a significant decrease of future costs and fees to such consultants, offset in part by our increase in the compensation expense for our financial accounting staff. We believe that we will reduce accounting expenses for comparable accounting services by at least $500,000 per annum.

(3) Equity based compensation, which primarily consisted of restricted stock grants and warrants to the Company’s executives and third-party consultants. For the year ended December 31, 2021 and 2020, these amounts were $1,676,303 and $1,699,935 respectively. The 2021 annual amount includes compensation to our employees and approximately $689,776 and the remaining amount for compensation to certain consultants that received equity compensation through warrants. While we expect to continue to use equity-based compensation in future years such awards are not expected to continue, generally, at such levels on a recurring basis.

(4) Lease Disputes, which primarily consisted of legal and related costs in connection with the Simpsonville litigation described under Item 3 – Legal Proceedings. For the year ended December 31, 2021 and 2020, these amounts were approximately $160,000 and $750,000, respectively. We expect that these expenses will be significantly lower in 2022 as the Offering Costs related to our AIU Merger and the lease dispute related to the litigation regarding litigation regarding a MCA facility located in Simpsonville, South Carolina, which we expect will not require significant additional legal fees.

(5) Investment Banking Fees. We paid our financial consultant $2.6 million for fees regarding the AIU Merger, which included the identification of STI and consulting services regarding the merger and public market capital access.

The following summarizes the adjustments summarized above:

Selling, General and Administrative Expense	Amount
Total per 2021 Audited Financial Statements	$7,393,834
Adjustments:
Development costs and expenses for the innovative services	573,000
Accounting and finance consulting expenses	815,000
Equity based compensation	689,776
Lease Dispute	160,000
Investment banking fees for the AIU Merger	2,600,000
Total adjustments	4,837,776
Adjusted 2021 Selling, General and Administrative Expenses	$2,556,058

Certain Key MCA Statistical Data For the year ended December 31, 2021 and 2020:

The following table presents a summary of our operations of our residential care business for the year ended December 31, 2021 and 2020, which do not include corporate overhead or our innovative care businesses such as Clearday at Home, our cryogenic air quality system or the development and uses of robotic services or our adult daycare operations:

	Year ended,		Increase/(Decrease)
	December 31, 2021	December 31, 2020	Amount	Percent
Revenues:
MCA Resident Facilities	$12,603,346	12,594,909	8,437	0.07%

Operating expenses:
Wages and benefits	9,276,098	8,636,227	639,871	7.41%
MCA facility operating expenses	5,553,826	5,086,510	467,316	9.18%
Lease expenses (1)	4,885,958	4,545,660	340,298	7.49%

Depreciation and amortization	465,089	542,427	(77,388)	(14.26)%
Total operating expenses	20,180,971	18,810,824	1,370,147	7.35%

Operating loss	(7,577,625)	(6,215,915)	(1,361,710)	(21.9)%

Other (income) expenses
Interest	689,211	472,954	216,257	45.72%
Impairment(2)	4,396,228	-	4,396,228	100.00%
Other (income) expenses(3)	(4,505,496)	(169,751)	(4,335,745)	(2,554)%
Total other/(income) expenses	579,943	303,203	276,740	91.27%
Net Loss	(8,157,568)	(6,519,118)	1,638,450	(25.13)%

(1)	Lease expenses includes the accrual of rent and related amounts that have not been paid to the lessor of the Simpsonville facility in connection with a dispute described in Item 3 – Legal Proceedings based on the amounts stated in the applicable lease agreement.
(2)	Impairment of Right of Use assets (leases) in New Braunfels, Naples, and Simpsonville.
(3)	Other (income) expense includes the amount arising from the forgiveness of PPP loans, HHS grants and ERTC credits received.

MCA expenses are primarily related to the MCA facilities and providing care to the residents, including:

●	wages and benefits, including wages and wage-related expenses, such as health insurance, workers’ compensation insurance and other benefits for the Company MCA employees, including MCA management;

●	MCA facility operating expenses, including utilities, housekeeping, dietary, maintenance, regulatory requirements, insurance and administrative costs and salaries, including the compensation to persons who develop, market and provide our innovative products and services;

●	lease expenses for four of the five MCA facilities;

●	other general and administrative expenses, principally comprised of general management including the Company’s headquarters, general insurance, legal, accounting and investments in technology;

●	depreciation and amortization expense on buildings and furniture and equipment;

●	interest expenses for loans and other financings related to the MCA businesses, including loans to one lessor of three of the MCA facilities and the mortgage financing of the one owned MCA facility; and

●	Other expenses for the development of technology used in supporting operations and next generation of tech-enabled non-acute care and wellness solutions.

Revenues. Our consolidated revenues increased by approximately 1.8% or $226,146 primarily due to due to additional revenues during 2021 from our adult day care which we acquired at the end of May, 2021, resulting in approximately seven months of revenues from this facility during 2021 and the change in our MCA Revenues. Our MCA revenues during 2021 increased slightly, $8,437, over our MCA revenues for 2020, primarily due to increased revenues for the four MCA facilities that we continue to operate, offset by the loss of revenues resulting by the transfer of operating management for our Simpsonville facility, in the fourth quarter of 2021 and the decrease of the revenues in such facilities during the second quarter 2021. Accordingly, during the fourth quarter of 2021, we operated 4 facilities compared with 5 facilities during 2020.

Operating Expense. Our consolidated operating expenses increased by approximately 24.2% or $4,388,220 to $22,487,970 during 2021 from $18,099,750 during 2020. Our operating expenses are primarily allocated to the MCA wages and benefits and MCA facilities operating expenses and MCA lease expenses, which amounts accounted for approximately 87.7% or $19,715,882 of such expenses during 2021 compared to approximately 100% during 2020, an increase of approximately 8.0% or $1,447,000. MCA wages and benefits increased by approximately 7.4%, or approximately $639,871 primarily due to a need to hire additional employees as the impact of the COVID-19 pandemic and the use of agency fees and overtime compensation to maintain staffing levels. MCA facility total operating expenses increased by approximately 9.2% or $467,316, primarily due to (1) the reclassification of some operating expenses into Selling General & Administrative expenses (2) offset in part by the reduction of operating expenses because, in the fourth quarter, we transferred the operations and obligations of our Simpsonville facility resulting in our operating expenses for the Simpsonville facility were reduced to a specified limit during the last quarter of 2021, which did not including the rental expense which was included for the full annual period. As such, the decrease of operating expenses allocated to the Simpsonville facility reflected only the operating expenses such as compensation and insurance during the fourth quarter. MCA lease expenses also increased due to operations and related amounts. Operating expenses not allocated to such MCA expenses increased by approximately $2,772,088, primarily because of increased expenses related to our digital platform, insurance, legal and accounting costs.

SG&A Expenses. Our consolidated SGA Expenses increased by approximately 34.0% or $1,877,141 to $7,393,834 during 2021 from $5,516,693 during 2020, primarily due to the fees paid to our financial consultant or investment banker for the AIU Merger of approximately $2.8 million.

Research & Development. Our consolidated research and development expenses decreased by approximately 100% or $1,741,177 to $0 during 2021 from $1,741,177 during 2020, primarily because our developmental costs regarding our Clearday at Home services was completed in 2020 and additional development during 2021 that was capitalized and not included in research and development expenses.

Depreciation and amortization. Our consolidated depreciation and amortization expenses decreased by approximately 11.9% or $71,566 to $529,748 during 2021 from $601,314 during 2020, primarily because of the decrease in such expenses allocated to MCA facilities, which included a decrease of approximately 14.26%, or $77,388 primarily due to a decrease of the depreciable base after giving effect to the impairment charge, offset in part by additional depreciation amounts related to our headquarters building and related assets as well as the amortization of capitalized expenses related to our digital platform.

Interest. Our consolidated interest expense increased by approximately 192.12% or $689,211 to $1,381,670 during 2021 from $472,954 during 2020. Our interest expense is primarily allocated to the MCA, which amounts accounted for approximately 50% or $689,211 of such expenses during 2021 compared to approximately 100% during 2020, an increase of approximately 45.7% or $216,257. The increase in MCA allocated interest is primarily due to our high interest loans financings that were incurred to fund operating expenses and the development costs for our innovative products and services in advance of amounts received from the Internal Revenue Service under the employee retention tax credit (“ERTC”) program which was delayed. The interest expense that was not allocated to MCA related primarily to the mortgage on our headquarters building and other real estate assets.

Impairment. The amount of impairments required under GAAP increased by 100% or 4,396,228 primarily to our MCA facilities in New Braunfels, Texas; Naples, Florida; and Simpsonville, South Carolina. This increase is a non-cash expenses and related solely to analysis required under GAAP for long lived assets as described in footnote 4 to our 2021 audited financial statements included in this Report.

Other (income) expenses. Our consolidated other (income) expenses increased significantly by approximately 2,554% or $4,335,745 primarily due to ERTC grants, and HHS grants.

Gain on sale of investment. The amounts related to gain on sale of investment or $1,172,151 during 2021 and $0 are primarily due to the sale of a property investment in 2021.

Unrealized gain/(loss) on equity investments. The amounts related to unrealized gain/(loss) on equity investments of $0 in 2021 and $1,284,000 during 2020, are primarily due to the accounting for our investment in STI common stock during 2020, which was merged or eliminated during 2021 at the closing of the AIU Merger.

Concentration of Risk—Revenues.

The Company’s revenue for the year ended 2021 and 2020 consist of operations from our MCA residential facilities and our adult daycare facility in four states (three states as of December 31, 2021). The Company expects to continue to be dependent on revenues from the MCA communities until the other planned businesses have revenues. Any failure of the MCA communities to continue these businesses would significantly and adversely impact the Company. The MCA revenues are primarily private pay and do not rely on reimbursements from Medicare or Medicaid. The Company expects that such concentration will continue until revenues are realized from its Clearday Clubs and digital service Clearday at Home. The Company acquired an adult day care on May 28, 2021, which generated approximately $242,000 in revenue for the year ended December 31, 2021.

Non-Core Assets

The Company considers all its assets that are not used in the non-acute care and wellness industry as non-core assets. The non-core assets as of December 31, 2021 are:

●	One hotel property that suspended its operations since March, 2020 due to COVID-19 and which was sold on October 1, 2021;
●	Commercial real estate investments; and
●	Investments in land.

The Company continues to evaluate the manner to sell or otherwise monetize such assets. One of our land investments is subject to a purchase and sale agreement for its sale that was entered into as of April 4, 2022.

Disposition Activities

During the year ended December 31, 2021 the Company disposed of the following non-core assets:

●	Transferred one hotel property to the lender;
●	Sold one other hotel property; and
●	Sold our investment in a medical office building.

The COVID-19 pandemic has slowed the ability of the Company to dispose of its remaining non-core assets and lowered the expected price of such remaining assets. The Company recently has received an offer to sell one of its non-core assets, an investment in land, and expect to continue its efforts to sell its non-core assets to fund its operations.

During 2022, we entered into an agreement to sell one of our non-core assets, land located in Leander, Texas for approximately $1.8 million. The closing is subject to specified conditions, including land use and zoning approvals for the purchaser’s planned development of this land parcel.

Revenues of the Non-Core Assets.

The Company primarily derived revenues from Non-Core Assets from rents and related charges.

Liquidity and Capital Resources.

Clearday requires cash to fund its current operations and continued innovation of non-acute care and wellness services. As of December 31, 2021, Clearday has an accumulated deficit of $65,208,327, loss from continued operations of $(21,981,244) and losses from cash flows from operating activities in the amount of $(11,832,919). The COVID-19 pandemic has interrupted the non-core sale process and, to a certain extent, reduced the expected net proceeds.

Net cash from investing activities of continuing operations of $(493,451) and net cash from financing activities was $3,208,648 due mostly to the proceeds from sale of redeemable preferred shares and member units in subsidiaries.

We do not have sufficient cash resources from the net cash flows of operations from our current businesses to sustain our operations for the next twelve months and will rely on the continued sale of non-core assets, tax credits, government sponsored financing programs and related amounts, and raising capital through the sale of our securities.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on Clearday’s business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2021. The ultimate impact of the COVID-19 pandemic on Clearday’s results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Clearday’s results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of Clearday’s impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 pandemic and the actions to contain it or treat Clearday’s impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

Clearday expects that the following factors will affect our future liquidity:

●	Operating revenues are expected to be affected, primarily because of

	-	Our ability to increase residents through increased sales efforts and increased capacity as regulators are re-evaluating the number of beds required for COVID-19 and related quarantine areas;
	-	Increased revenues from adult daycare, including a full year of revenues from our acquired adult daycare facility;
	-	Our ability to increase revenues by providing certain additional products and services to residents, and clients through our Clearday Direct program, including our robotic service that we have begun to deploy in our Westover facility in April, 2022.

●	Operating costs are expected to be affected, primarily because of:

	-	Our ability to reduce the staff to resident ratios in the post-COVID-19 environment and that our Clearday Clubs require less staff to client ratio;
	-	Our ability to reduce staff turnover through better training and recruitment;
	-	The expiration of the Employee Retention Credit under the CARES Act,
	-	Increased pressures on wages and agency fees due to industry staffing shortages;
	-	Additional interest expenses related to our high interest loans that we have incurred during 2022, offset in part by expected refinancing of certain mortgages and debt and the receipt of other financings such as SBA sponsored programs and additional amounts that we expect to receive through tax credits;
	-	Reduced operating expenses related to our Simpsonville memory care facility.

●	Selling and general administrative costs will be effected and are expected to decrease, primarily because:

	○	We expect to reduce our reliance on consultants that have a higher cost than its employees that have assumed such functions and work; and

	○	The significant product development costs that are recorded as operating expenses are expected to remain consistent or be lower as the Clearday at Home and Clearday Clubs business models, strategies and marketing plans have been developed.

Improved because of no merger costs We will have additional costs and expenses incurred in the merger, including fees to our financial advisor and costs generally of being a public company.

MCA Initiatives.

As business operations for residential care facilities began to normalize in the COVID-19 environment, we continued our evaluation of our businesses. We expect to:

●	Continue our sales and marketing training to maintain and increase resident or census occupancy percentages per available room in our facilities maintained after December 31, 2021;
●	Increase revenues per resident through the sale of innovative products and services, including upgraded or premium Clearday rooms and digital and robotic services, as well as other revenue opportunities;
●	Use innovative services such as digital platforms and robotic service to empower and enhance caregiver efficiency and effectiveness which are intended to reduce employee / caregiver stress and turnover.

During the latter part of the third quarter of 2021, MCA began marketing its “Calm Rooms” initially at our Little Rock facility. Calm Rooms incorporate Clearday Restore therapies and other premium services and are able to charge a premium monthly fee. There are no significant revenues from such sales in such quarter.

COVID-19. The pandemic and the regulatory responses and additional initiatives have and will likely continue to have a material effect to Company’s core businesses and operations.

Funding History.

Clearday has historically financed its operations primarily through the sale of its equity securities in private placements. Clearday has incurred negative cash flows from operations. On December 31, 2021, Clearday had an aggregate amount of cash and restricted cash of $0.9 million and a deficit of $48.1 million.

Cash Flows.

The following table ($ in 000) shows a summary of Clearday’s cash flows for the year ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Net cash used in operating activities of continuing operations	$(11,832,919)	(8,977,189)
Net cash used in operating activities for discontinued operations	9,222,731	(837,446)
Net cash used in operating activities	(2,610,188)	(9,814,636)

Net cash used in investing activities of continuing operations	(493,451)	(353,104)
Net cash provided by investing activities of discontinued operations	-	16,101,584
Net cash provided by investing activities	(493,451)	15,748,480

Net cash provided by financing activities of continuing operations	-	4,884,808
Net cash used in financing activities of discontinued operations	3,208,648	(13,512,806)
Net cash (used)/provided in financing activities	3,208,648	(8,627,998)
Net (decrease)/Increase in cash and restricted cash	$84,394	(2,694,155)

We expect that our net cash flow will be subject to the same adjustments that we discussed above under Results of Operations — SG&A Expenses.

Operating Activities.

Net cash used in operating activities was $2.6 million for year ended December 31, 2021, and $9.8 million for the year ended December 31, 2020. Net cash used in continuing operations for the year ended December 31, 2021 resulted from a net loss of $19.6 million adjusted for certain non-cash items including: (i) an increase in stock-based compensation for certain officers, directors and consultative services of $.7 million (ii) depreciation and amortization of $1 million, (iii) $1.9 million of non-cash lease expenses and $7.4 million of Right of Use Asset Impairment losses relating to Clearday’s Right of Use Assets, (iv) a $4.4 million increase in impairment losses for our MCA Naples facility, (v) loan forgiveness of $1.6 million.

Investing Activities.

Net cash provided by investing activities was $.5 million for the year ended December 31, 2021, and net cash provided of $15.7 million for the year ended December 31, 2020. Net cash used for year ended December 31, 2021, consists primarily of investment activities in payments for capitalized software costs of $1.6 million, $1.4 million in cash from sale of property & equipment.

Financing Activities.

Net cash provided by financing activities was $3.2 million for the year ended December 31, 2021, and net cash used of $8.6 million for year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021, consisted primarily of net proceeds received from the new loans is $12.9 million (i) cash in-flow from the sale of preferred and member interests in non-controlling entity of $3.3 million; (ii) repayment of long-term debt in the amount of $13.3 million.

HHS Government Grants

The Company recognizes income for government grants when grant proceeds are received and the Company determines it is reasonably assured that it will comply with the conditions of the grant, the Company will recognize the distributions received in the income statement on a systematic and rational basis. The Company will estimate the fair value of the grant using the applicable HHS definitions of health care related expenses and lost revenue attributable to COVID-19, considering the Company’s projected and actual results at the end of each reporting period.

Upon conclusion that AIU is reasonably assured that it has met the conditions of the grant, it must measure the amount of unreimbursed health-care related expenses and lost revenue related to COVID-19 at the end of each reporting period and release that amount from Refundable Advance to Other Revenue. During the year ended December 31, 2021, the Company has received grants amounting to $289,487 and total grant received so far by the Company amounts to $675,868.

Contractual Obligations and Commitments.

See the “Commitment and Contingencies” section within Note 7 of the audited consolidated financial statements within this Quarterly analysis, which information is incorporated herein by reference

Legal Proceedings.

Clearday is subject to legal proceedings. The disclosures in this part of Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided under Item 3 - Legal Proceedings.

Off-Balance Sheet Arrangements.

Clearday is not a party to any off-balance sheet transactions. Clearday has no guarantees or obligations other than those which arise out of normal business operations.

Cash and Restricted Cash.

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of December 31, 2021 and December 31, 2020 includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits. Restricted cash does not include the cash deposited of approximately $2,764,000 with the trial court in connection with certain litigation described in Item 3 Legal Proceedings.

Critical Accounting Policies and Significant Judgments and Estimates.

The preparation of the audited consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations – Critical Accounting Policies and Estimates” and the notes to our audited consolidated financial statements included in this Quarterly analysis.

During the year ended December 31, 2021 and 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our audited consolidated financial statements.

Impact of Climate Change.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at The Company’s communities to increase. In the long-term, the Company believes any such increased costs will be passed through and paid by the Company’s residents and other customers in higher charges for The Company’s services. However, in the short-term, these increased costs, if material in amount, could materially and adversely affect the Company’s financial condition and results of operations.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities The Company operates. Flooding caused by rising seas levels and severe weather events, including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities the Company operates. The Company mitigates these risks by procuring insurance coverage The Company believes adequate to protect the Company from material damages and losses resulting from the consequences of losses caused by climate change. However, the

Company cannot be sure that its mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on the Company’s financial results.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculation purposes. Our money market investments have no exposure to the auction rate securities market.

At December 31, 2021, we had approximately $0 invested in a money market account yielding a nominal bank rate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company,” and, accordingly, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this Item, together with the report of our independent registered public accounting firm, begin on page F-1, immediately following the signatures to this annual report. Please refer to Item 15 of this report for an index of the consolidated financial statements included in this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have changed our public accounting firms from and after the September 9, 2021 closing date of the AIU Merger. The following reports that we have filed are incorporated by reference:

●	Current Report on Form 8-K filed on November 5, 2021 regarding the change of our accountants from Marcum LLP to Friedman LLP.

●	Current Report on Form 8-K filed on December 3, 2021 regarding the resignation of Friedman LLP as our accountants.

●	Current Report on Form 8-K filed on December 14, 2021 regarding our engagement of Turner, Stone & Company, L.L.P of December 10, 2021.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Any “material weaknesses” in the Company’s internal controls may arise because of the internal control environment of the Company.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were ineffective. Specifically, the Company does not have adequate segregation of duties that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company personnel; do not adequately limit access to electronic payment systems for authorized expenditures; and have inadequate cyber controls regarding the protection of our data and restricting data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. Management has identified these weaknesses and have adopted a program to remediate such weaknesses.

Remediation Plan.

We instituted efforts to remediate these concerns and enhance our internal control environment, including increasing the number and skill set of its accounting and financial staff and reducing our reliance on third party accounting consultants. We to remediate these issues by the end the second quarter of 2022. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause the Company to fail to meet the Company’s periodic reporting obligations or result in material misstatements in the Company’s financial statements. The Company may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact the Company’s results of operations.

Changes in Internal Control over Financial Reporting

There has been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

The financial and management controls of the Company of the Company during the third quarter of 2021 have changed as a result of the AIU Merger. The officers and directors of AIU became the officers and directors of the Company as of the effective date of the merger and the accounting and financial management processes of AIU became the accounting and management processes of the Company.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of April 15, 2022:

Name	Age	Position
Independent Directors:
Elizabeth M. Caveness (2*)(3)	57	Director
Alan H. Channing (1)(2)(3*)	77	Director
Jeffrey A. Coleman (1)(3)	46	Director
Richard M. Levychin (1*)	63	Director

Executive Directors:
BJ Parrish	50	Director and Chief Operating Officer
James T. Walesa	62	Director and Chief Executive Officer

Other Executive Officers:
John R. Bergeron	65	Executive Vice President / Chief Financial Officer
Linda Carrasco	65	Executive Vice President / President of Memory Care America
Richard M. Morris	61	Executive Vice President / General Counsel
Gary Sawina	67	Executive Vice President / Director of Real Estate

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
*	Chair of such committee

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

James T. Walesa

Chair of the Board and Chief Executive Officer

Mr. Walesa has served as the Chairman of Clearday’s board of directors and its Chief Executive Officer since the closing of the AIU Merger. He has been the Chairman and CEO of AIU, now known as Clearday Operations, Inc., since its formation. Mr. Walesa has been part of the managers or otherwise active in the business of Clearday and its predecessors. Mr. Walesa has more than three decades of experience in financial services with an emphasis on the real estate, energy and care and wellness industries. In 1988, Mr. Walesa founded the Asset Management & Protection Corporation (AMPC), where he currently serves as its Principal, a position he has held since 1988. Since September 4, 2019 to December, 2021 (when he retired as a securities broker), Mr. Walesa was a registered representative with Arkadios Capital LLC, a SEC full service broker dealer, resident in their office in Park Ridge, Illinois. After such retirement, Mr. Walesa has directed his business activities to Clearday. Mr. Walesa previously served on the advisory board of Nasdaq-traded Bank Financial Corp. (Nasdaq: BFIN) and currently serves as a member of the board of directors of Gadsden Properties, Inc. (OTC PINK: GADS), and the chairman of the board of Citadel Exploration, Inc. (OTC PINK: COIL) and a member of the board of directors of SitePro, a private company. He was the Chicago chairman for the National Multiple Sclerosis Society and is a member of the Alzheimer’s Alois Society in recognition of his leadership and support of the Alzheimer’s Association to prevent and cure dementia related disease. Mr. Walesa received a B.S. in Business Administration from Rockford University. Mr. Walesa was selected to serve on the board of Clearday due to his expertise in the real estate industry and his investment and capital market experience. Mr. Walesa was a director and officer of Clearday when its subsidiary filed for bankruptcy protection during July 2019, which is described under “Description of Business—Legal Proceedings”.

Clearday believes that Mr. Walesa’s knowledge of the business of Clearday, including his relationship with the Clearday stockholders, his negotiation of the merger agreement and his knowledge of the longevity care and wellness market qualify him to serve as the Chairman of the board of directors of the combined company.

BJ Parrish

Director and Chief Operating Officer

Mr. Parrish has served as a member of the Clearday’s board of directors and its Chief Operating Officer since the closing of the AIU Merger. He has been a director and the Chief Operating Officer of AIU, now known as Clearday Operations, Inc., since its formation. Mr. Parrish has served as the Chief Financial Officer and Secretary of Cibolo Creek Partners, LLC, a Delaware limited liability company, (“Cibolo Creek”), since 2005 and a Director since 2013 and, in such capacity, was integral to the investment and operations of the businesses that were acquired by Clearday. Mr. Parrish is responsible for the financial management of Cibolo Creek and the investments of which it serves as general partner or manager. Mr. Parrish is also instrumental in the raising of capital through both the equity and debt markets for all of Cibolo Creek’s investment ventures. Prior to Cibolo Creek, Mr. Parrish served as the Vice President of Cibolo Creek’s predecessor company, Midland Red Oak Realty Inc. where he was involved in the formation of a $100 million credit facility, as well the acquisition and disposition of over $200 million worth of commercial real estate assets across the Southwest United States. Prior to Midland Red Oak Realty Inc., Mr. Parrish was a financial analyst and a manager of investor relations with Southwest Royalties, Inc., a privately held oil and gas exploration and production company. Mr. Parrish received a B.B.A. in finance and an M.B.A., both from the University of Texas Permian Basin. Mr. Parrish is also the Interim Chief Executive Officer and a member of the board of directors of Gadsden Properties, Inc. (OTC: GADS). Mr. Parrish was selected to serve on the board of GPI due to his expertise in the real estate industry and his investment and capital market experience. Mr. Parrish was a director and officer of Clearday when its subsidiary filed for bankruptcy protection during July 2019, which is described under “Description of Business—Clearday—Legal Proceedings”.

Clearday believes that Mr. Parrish’s knowledge of the business of Clearday, and his knowledge of the longevity care and wellness market as well as his leadership in the sale of the non-core assets qualify him to serve as a member of the board of directors of the combined company.

Elizabeth M. Caveness

Director

Beth Caveness has served as a director, the Chair of our Compensation Committee and a member of our Governance and Nominating Committee since the closing of the AIU Merger. Beth Caveness, in 2001, founded Village Pharmacy of Hampstead Inc., an independent pharmacy located in Hampstead, North Carolina. She grew the business to four pharmacies and sold three to a pharmacy chain or other pharmacists. Dr. Caveness is active in advocacy and works on a state and national level to improve pharmacy. She is a member of National Community Pharmacists Association (“NCPA”), North Carolina Association of Pharmacists and Community Pharmacy Enhanced Services Networks and serves on the Independent Pharmacy Network committee of PillPAC, a political action committee for the NCAP and on the advisory board for the Pender County, North Carolina Health Department. Dr. Caveness received her B.S. Biochemistry from North Carolina State University in 1986, a B.S. Pharmacy from the University of North Carolina at Chapel Hill in 1990 and her PharmD. from the University of North Carolina at Chapel Hill in 2005.

Clearday believes that Dr. Caveness’ experience as a pharmacist of almost 35 years and her knowledge and advocacy of the evolutions in the businesses that provide pharmaceuticals, nutraceuticals and related products in the longevity care and wellness industry qualify her to serve as a member of the board of directors of the combined company.

Alan H. Channing

Director

Alan Channing has served as a director, member of our Audit Committee, member of our Compensation Committee, Chair of our Governance and Nominating Committee since the closing of the AIU Merger. Alan Channing became the principal officer of Channing Consulting Group, LLC following his retirement as President and CEO of the Sinai Health System, Chicago, Illinois, in 2014, a role he held for ten years. Sinai Health System, a safety net provider, is an integrated delivery system located on Chicago’s west side. Under Mr. Channing’s leadership, Sinai achieved national recognition for clinical quality, community engagement and benefit, addressing disparities and creating the concept of “pre-primary” care. Mr. Channing has been the CEO of several large teaching hospitals including Wishard Memorial in Indianapolis, Elmhurst Hospital Center in Queens, New York, and the renowned Bellevue Hospital Center in Manhattan. Channing has served as a resource to the Ohio Hospital Association, the Cleveland Center for Health Affairs, Greater New York Hospital Association and the Hospital Association of New York State. He has testified before the US Congress, the Ohio Senate, and both houses of the Illinois legislature. He served as chairman of the Illinois Hospital Association during a challenging legislative year and as board chairman of Family Health Network, a Medicaid managed care company. He serves as an advisor to several healthcare organizations including: AVIA Health which focuses on digital transformation for health care providers; 330 Partners which advises Federally Qualified Healthcare Clinics (FQHCs) on strategy, partnerships, and operations; and Genesis Orthopedics & Sports Medicine, a Chicago based orthopedic practice. Mr. Channing is active in many charities. He is a member of the Board of Directors of Medical Home Network (MHN), a not-for-profit collaborative that unites provider communities and diverse healthcare entities around a common goal: to redesign healthcare delivery and transform the way care is managed at the practice level. MHN began by focusing on Maternal and Child Health on the West and South Sides of Chicago. From October 2015 to present is an Algebra and Trig tutor with the New York City Public Schools. Mr. Channing graduated in 1968 with a B.S. Engineering /Industrial Management from the University of Cincinnati and in 2001 with a M.S. in Hospital Management from The Ohio State University where he retains an assistant professorship.

Clearday believes that Mr. Channing’s experience and knowledge of approximately five decades in sophisticated hospital systems including his knowledge of the longevity care and wellness qualify him to serve as a member of the board of directors of the combined company.

Jeffrey A. Coleman

Director

Jeffrey A. Coleman has served as a director, a member of our Audit Committee and a member of our Governance and Nominating Committee since the closing of the AIU Merger. Jeffrey A. Coleman is an attorney with 20 years’ experience in litigation and transactional work with a focus on elder and geriatric issues. This work has seen him represent an array of clients in his field, including professional fiduciaries, businesses, lenders, and individuals. He has also represented businesses as general counsel, including work as general counsel for a publicly traded company, Citadel Exploration, Inc. In his role as general counsel of such company, he was responsible for risk analysis, negotiation, solving operational challenges, and successfully-completing acquisitions and divestitures. Mr. Coleman graduated from the University of California at Santa Barbara with high honors in 1997, and received a J.D. from Fordham University School of Law in 2000.

Clearday believes that Mr. Coleman’s experience, including his role as the general counsel of a public company, and almost 20 years of legal experience qualify him to serve as a member of the board of directors of the combined company.

Richard Levychin, CPA, CGMA

Director

Richard Levychin has served as a director and Chair of our Audit Committee since his appointment on January 31, 2022. Richard Levychin is a Managing Partner in the Commercial Audit and Assurance practice of Galleros Robinson, Certified Public Accountants, LLP, a mid-sized CPA and Advisory firm with offices in New York, New Jersey, Florida, and the Philippines, where he focuses on both privately and publicly held companies. Prior to taking this position in October 2018, Richard was the managing partner of KBL, LLP, a PCAOB certified independent registered accounting firm, since 1994. Mr. Levychin has over 35 years of accounting, auditing, business advisory services and tax experience working with both privately owned and public entities in various industries including media, entertainment, real estate, manufacturing, not-for-profit, technology, retail, technology, and professional services. His experience also includes expertise with SEC filings, initial public offerings, and compliance with regulatory bodies. As a business adviser, he advises companies, helping them to identify and define their business and financial objectives, and then provides them with the on-going personal attention necessary to help them achieve their established goals. Mr. Levychin is a member the Board of Directors of Pershing Resources Company, Inc. (OTCMKTS: PSGR) and a member of the Board of Directors and Chairperson the Audit Committee of AgriFORCE Growing Systems Ltd. (NasdaqCM: AGRI).

Mr. Levychin has written articles on a wide range of topics, which have been featured in several periodicals including Dollars and Sense, New York Enterprise Report, Black Enterprise Magazine, Forbes, Business Insider, and The Network Journal. He has also conducted seminars on a wide range of business topics including SEC matters and taxation for several organizations including the Black Enterprise Entrepreneurs Conference, the Entrepreneurs’ Organization (New York chapter) and the Learning Annex. Mr. Levychin is a member of several organizations including the New York State Society of Certified Public Accountants, the National Association of Tax Professionals, and the American Institute of Certified Public Accountants (AICPA). Richard was a founding member of the AICPA’s National Diversity and Inclusion Commission. He has also served as a member of the Governing Council of the AICPA, which is the governing body that oversees and sets policies for the AICPA. Richard is a member and a former board member of the New York Chapter of the Entrepreneurs’ Organization (“EO”), a dynamic, global network of more than 14,000 business owners in over 50 countries.

In 2018 Mr. Levychin was a recipient of the 5 Chamber Alliance MWBE Award from the Manhattan Chamber of Commerce. In 2016 Richard was presented with the 2016 Arthur Ashe Leadership Award. In 2015 Richard was presented by his alma mater Baruch College with the Baruch College Alumni Association’s “Alumni Leadership Award for Business”. In 2013 Richard received the title of Best Accountant from The New York Enterprise Report. Mr. Levychin is a past winner of The Network Journal’s prestigious “40 Under 40” award.

He is a graduate of Baruch College, where he received a Bachelors in Business Administration Degree (Accounting).

We have determined that Mr. Levychin is well suited to serve on our Board and chair our Audit Committee due to his decades of experience as a member of a PCAOB certified independent registered accounting firms, including decades of expertise with SEC filings and public offerings.

John R. Bergeron, CPA

Executive Vice President and Chief Financial Officer

John Bergeron has served as our Executive Vice President and Chief Financial Officer since December 8, 2021. In such capacity, he is our principal financial officer and principal accounting officer. Mr. Bergeron provided consulting services to us during November and December, 2021. Mr. Bergeron was also the Chief Financial Officer of Spine Injury Solutions, Inc., since October 2011 and one of their directors since July 2010 until the date that such company was sold, March 30, 2022. From May 2008 through September 2014, he served as President of Jolpeg Inc., a private firm that consults on financial matters in service industries. From May 2002 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance. Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms. He has also worked as an auditor for Arthur Andersen. Mr. Bergeron has more than thirty years’ experience in financial management and corporate development of manufacturing and service industry companies. He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, and structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance. Mr. Bergeron is a Certified Public Accountant. He received a Bachelor of Business Administration in Accounting from Lamar University in 1979.

Linda L. Carrasco

Executive Vice President and President Memory Care America LLC

Ms. Carrasco has served as our Executive Vice President since the closing of the AIU Merger and has served as the President of our subsidiary MCA, Clearday’s residential memory care facility business, since July 2019, when she was promoted to that position from the Executive Director of the MCA’s Westover Hills, Texas facility, a position she held since June, 2015. Prior to joining Clearday, Ms. Carrasco was the Executive Director—Sales specialist of Emeritus Senior Living in San Antonio, Texas and Oklahoma. Ms. Carrasco has more than 35 years of experience in skilled care residential facilities, including a license social worker (LBSW) for Town and Country Manor Nursing and Rehabilitation from 2010 to 2011, and Executive Director and Marketing Director of Asista Corporation from 1998 to 2010, and Manager and Regional Manager of Texas and Arizona of Southwest Health Management from 1994 to 1998. Ms. Carrasco holds a B.S. from Southwest Texas State University and holds the Assisted Living / Personal Care Management Certificate License, the Texas State Board of Social Workers Examiners Licensed Baccalaureate and is a Certified/Qualified Activities Director.

Richard M. Morris

Executive Vice President and General Counsel

Richard M. Morris has served as Clearday’s Executive Vice President and General Counsel since the closing of the AIU Merger and served in such capacity for AIU, now known as Clearday Operations, Inc., since January 1, 2020. Mr. Morris has been practicing attorney since 1990, including being a Corporate partner with Herrick, Feinstein LLP, New York from 2002 to 2018 where he focused on securities and other regulatory matters; and as a Corporate partner with Allegaert Berger & Vogel LLP, New York, New York, since November 2018 to January 2020. In such positions with law firms, Mr. Morris was Clearday’s primary corporate and transaction counsel. While serving as Clearday’s General Counsel since January, 2020, Mr. Morris continues to practice law as a partner of Wilson Williams LLC, a corporate transaction boutique firm in its New York City office. Prior to becoming a lawyer, Mr. Morris was an auditor with the Commodities Exchange, Inc. in New York and later focused on operations and financial management at Kidder Peabody & Co. He also was the U.S. Audit Manager for the financial division for a diversified Australian company. Mr. Morris has a B.S. in Accounting from New York University (1982) and a J.D. from Fordham University School of Law (1990), with bar admissions in New York and Connecticut.

Gary Sawina

Executive Vice President and Director of Real Estate Operations

Mr. Sawina has served Clearday as its Executive Vice President and Director of Real Estate since the closing of the AIU Merger and has served in such position for AIU, now known as Clearday Operations, Inc., since its formation. In such capacity is the officer that oversees all aspects of the development of Clearday’s real estate including the renovation of 8800 Village Drive, the design and build out spaces for Clearday’s Adult Day Care centers and management of all of Clearday’s MCA and hotel facilities. Mr. Sawina has directly overseen the management of numerous new construction projects ranging from $42 million to $500 million in capital expenditures. In response to the pandemic, Mr. Sawina designed retro-fits for the hotel properties so that rooms may be efficiently converted to negative pressure rooms. Mr. Sawina is a Las Vegas native and has had a career in gaming and hospitality of more than 40 years with senior positions. He held several gaming licenses, including Level 1 Gaming License—Nevada from 1990 to 2000; Level 1 Gaming License—Louisiana from 2002 to 2004; Level 1 Gaming License—Indiana from 2004 to 2010; and Owner’s Liquor License—Clark County, Nevada from 1999 to 2001. Mr. Sawina holds his B.S. in Business and Hotel Administration from University of Nevada, Las Vegas (1979).

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

●	Our Board has determined that all of our directors, other than Mr. Walesa and Mr. Parrish, are independent as defined by the rules of the SEC and The NYSE American stock exchange. Our Audit Committee, Compensation Committee and Governance and Nominating Committee each consists entirely of independent directors under the rules of the SEC and The NYSE American stock exchange.

●	We have a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. If we amend any provision of our Code of Business Conduct and Ethics that applies to any such officer (or any persons performing similar functions), or if we grant any waiver (including an implicit waiver) from any provision of our Code of Business Conduct and Ethics to any such officer (or any persons performing similar functions), we will disclose those amendments or waivers on our website at https://myclearday.com/corporate-governance/ within four business days following the date of the amendment or waiver.

●	Our Audit Committee reviews and approves all related-party transactions.

●	As part of our Code of Business Conduct and Ethics, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. Our Audit Committee receives directly, without management participation, all hotline activity reports concerning accounting, internal controls or auditing matters.

Board Leadership Structure and Role in Risk Oversight

Our Board is involved in overseeing our risk management through our Audit Committee. Under its charter, our Audit Committee is responsible for inquiring of management and our independent auditors about significant areas of risk or exposure and assessing the steps management has taken to minimize such risks.

Stockholder Communications with Directors

Stockholders who want to communicate with our Board or with a particular director or committee may send a letter to our Secretary at Clearday, Inc, 8800 Village Drive, 2nd Floor, San Antonio, Texas 78217. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of our Board or just certain specified individual directors or a specified committee. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members to attend our annual meetings of stockholders in the absence of a showing of good cause for failure to do so.

Board Meetings and Committees

During 2021, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Board of Directors

Our Board has three standing committees: an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (our “Audit Committee”), a Compensation Committee (our “Compensation Committee”) and a Governance and Nominating Committee (our “Nominating Committee”). Our Audit Committee, Compensation Committee and Nominating Committee each have a charter, which is available at the “Corporate Governance” section under the “Investors” tab on our website at www.myclearday.com.

Audit Committee

The principal functions of our Audit Committee are to hire our independent public auditors, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing them with the SEC. The current members of our Audit Committee are Mr. Levychin (Chairman), Mr. Channing and Mr. Coleman.

Our Board has determined that all members of our Audit Committee are “independent” as defined under the rules of the SEC. Our Board has determined that Mr. Levychin is an “audit committee financial expert.”

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

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We do not annually benchmark our executive compensation against a defined peer group, since we believe that defining such a group is difficult and would not materially affect our decisions. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2021.

Our Compensation Committee also reviews the compensation of directors and recommends to our Board the amounts and types of cash to be paid and equity awards to be granted to our directors.

The current members of our Compensation Committee are Ms. Caveness (Chair), and Mr. Channing. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC. Our Compensation Committee will only delegate its authority to the extent consistent with our certificate of incorporation and bylaws and applicable laws, regulations and listing standards.

Our Compensation Committee created the Stock Option Committee (our “Stock Option Committee”) consisting of two members—our Compensation Committee Chair and the Chief Executive Officer. The purpose of our Stock Option Committee is to facilitate the timely granting of stock options in connection with hiring, promotions and other special situations, and therefore our Stock Option Committee meets only periodically as certain events occur. Our Stock Option Committee is empowered to grant options to non-executive employees up to a preset annual aggregate limit. The Stock Option Committee did not meet during 2021. Our Compensation Committee supervises these grants and retains exclusive authority for all executive officer grants and the annual employee grants. The current members of our Stock Option Committee are Ms. Caveness (Chair) and Mr. Walesa.

Governance and Nominating Committee

Our Governance and Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Governance and Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Governance and Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Governance and Nominating Committee are Mr. Channing (Chair), Ms. Caveness and Mr. Coleman. Our Governance and Nominating Committee met one time in 2020. Our Board has determined that all members of our Governance and Nominating Committee are “independent” as defined under the rules of the SEC.

Our Governance and Nominating Committee manages the process for evaluating current Board members at the time they are considered for re- nomination. After considering the appropriate skills and characteristics required on our Board, the current makeup of our Board, the results of the evaluations, and the wishes of our Board members to be re-nominated, our Governance and Nominating Committee recommends to our Board whether those individuals should be re-nominated.

Our Governance and Nominating Committee periodically reviews with our Board whether it believes our Board would benefit from adding a new member(s), and if so, the appropriate skills and characteristics required for the new member(s). If our Board determines that a new member would be beneficial, our Governance and Nominating Committee solicits and receives recommendations for candidates and manages the process for evaluating candidates. Our considerations for board members are described in the Report under “Human Capital-Board Members.”

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

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2021 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Richard Levychin (Chairman)
Alan Channing and Jeffrey Coleman

April 15, 2022

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for 2021, 2020 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2021 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)		Total ($)
Current Executive Officers
James T. Walesa	2021	99,600	101,400	—	—			201,000
President, Chief	2020	63,000	75,000	—	—			$138,000
Executive Officer, Director

Richard M. Morris	2021	200,000	50,700	—	—			$250,700
Executive Vice President / General Counsel	2020	200,000	765,592	—	—			$965,592

Gary Sawina	2021	132,000	7,605	—	—			$139,605
Executive Vice President / Director of Real Estate Operations	2020	132,000	—	—	—	23,857		$155,857

Prior Executive Officers
Jeffrey A. Quiram	2021	279,526				333,333	(3)	612,859
Former Director and Chief Executive Officer	2020	324,450				13,828		338,278

Adam L. Shelton	2021	212,972				333,333	(3)	546,305
Former Vice President Product Management and Marketing	2020	247,200				6,375		253,575

(1)	The Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC 718, under the assumptions included in Note [5] to our audited financial statements for the year ended December 31, 2021 included in this Report.

(2)	The All Other Compensation amounts shown reflect the value attributable to term life insurance premiums, certain tax payments and company 401(k) matching for each named executive officer, if applicable, as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts. Pursuant to the terms of his employment agreement, Mr. Quiram received $8,138, in 2020, for travel expenses from his home in Minnesota, temporary housing near our Santa Barbara and Austin facilities, the use of an automobile, and special indemnity payments to cover the taxes resulting from the payment or reimbursement of such travel and housing expenses.

(3)	Compensation accrued under the Officer Agreements entered into by such executive and us in connection with the AIU Merger, which are described below.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have any employment agreements with any of our current executive officers other than the Officer Agreements with our prior executives. We had an employment agreement with our prior Chief Financial Officer, which is described in the AIU Merger Registration Statement and is no longer in effect.

The executive officers of STI as of the closing of the AIU Merger had existing contractual rights under their employment or change in control agreements with STI (as applicable, the “Existing Agreements”) to change in control or severance cash payments, totaling approximately $1.5 million in the aggregate, payable following a termination of employment without cause or for good reason within twenty-four months following the closing of the AIU Merger, or, in the case of Jeffrey A. Quiram, our Chief Executive Officer as of immediately prior to the AIU Merger, with respect to the closing of the AIU Merger, regardless of any termination of employment. These STI executive officers have agreed to amend their Existing Agreements (such amendments, collectively, the “Officer Agreements”) such that, their change in control or severance payments will be made in the form of shares of our common stock rather than (except in certain circumstance at Clearday’s option) in cash. The number of shares of our common stock delivered to each such officer will equal the product of (i) a fraction, the numerator of which is the change in control or severance payment payable to the officer under their Existing Agreement and the denominator of which is the aggregate change in control or severance payments payable to all of the officers under their Existing Agreements (i.e., $1.5 million), and (ii) a fraction, the numerator of which is $1 million and the denominator of which is the volume weighted average closing price of our common stock on the OTCQB market for the 30 OTCQB market trading days immediately prior to the date that the change in control or severance payments are made under the Existing Agreements; provided, however, that the price is subject to a floor equal to the lowest price Clearday issues common stock or common stock equivalents, if such stock is sold in an arms’ length transaction for proceeds of at least $1 million, or in a registered transaction other than an “at the market” offering. Clearday may, at its option, elect to pay the cash value of any shares that would otherwise have been issued. Accordingly, the maximum aggregate value of the Officer Agreements is equal to $1 million.

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management that was created by STI and which we will continue. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. In December 2017, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan and to not award cash bonuses based on financial objectives going forward. Our Compensation Committee did reserve its right to award discretionary bonuses if appropriate; however no bonuses were awarded for 2020 or 2021 under this plan.

Equity Grants

For 2020 and 2021 STI made no grants of restricted stock awards or options to the individuals who were are our named executive officers immediately prior to the AIU Merger.

During 2020 and 2021, AIU issued restricted stock to our executive officers as disclosed under the Summary Compensation Table, above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2021: There are no options outstanding at December 31, 2021.

Option Awards Stock Awards

All of the stock options that have been issued to the STI executives under a stock option plan have expired. There are no options that have been issued by Clearday after the closing date by the AIU Merger nor has AIU issued any options to our executives for compensation.

Non-employee Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors for 2021:

	Fees earned or paid in cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)	($)(1)	($)

Current Directors:

Elizabeth M. Caveness	-			-

Alan H. Channing	-			-

Jeffrey A. Coleman	-			-

Richard M. Levychin	-	-	-	-

BJ Parrish (2)	-			-

Former Directors:

Lynn J. Davis (3)	40,000	-	-	40,000

David W. Vellequette (3)	45,000	-	-	45,000

Julia S. Johnson (3)	37,500	-	-	37,500

Robert Watson (4)

(1)	The amounts in this column represent the aggregate grant date fair value of the options to purchase common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 13 to our audited financial statements for the year ended December 31, 2021 included in this Report. As of December 31, 2021: there were no options to purchase our common stock outstanding that were awarded to any director as compensation.

(2)	BJ Parrish is also an executive officer.

(3)	Director until the September 9, 2021 closing of the AIU Merger.

(4)	Director until December 31, 2021.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2022 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Clearday, Inc., 8800 Village Drive, 2nd Floor, San Antonio, Texas 78217. The following table includes the 2,861,334 shares of our common stock (“Incentive Shares”) issued to the holders of our Series F Preferred that did not sell or transfer their shares of Series F Preferred other than to permitted transferees. The issuance of the Incentive Shares was described in the AIU Merger Registration Statement.

Name	Number of Shares (1)	Percentage Ownership
Directors and Officers:
James T. Walesa
Common Stock	904,713	5.1%
Series F Preferred Stock	652,828	13.1%
Total Beneficial Ownership of Common Stock	2,398,768	13.5%

BJ Parrish		*
Common Stock	302,329	1.8%
Series F Preferred Stock	54,054	1.1%
Total Beneficial Ownership of Common Stock	356,383	2.0%

Linda Carrasco
Common Stock	5,976	*
Total Beneficial Ownership of Common Stock	5,976	*

John Bergeron
Common Stock	0	*
Total Beneficial Ownership of Common Stock	0	*

Richard Morris
Common Stock	511,561	2.9%
Total Beneficial Ownership of Common Stock	511,561	2.9%

Gary Sawina
Common Stock	3,585	*
Total Beneficial Ownership of Common Stock	28,410	*

Elizabeth Caveness
Common Stock	0	*
Series F Preferred Stock	0	*
Total Beneficial Ownership of Common Stock	8,275	*

Alan H. Channing
Common Stock	128,188	*
Series F Preferred Stock	101,420	2.0%
Total Beneficial Ownership of Common Stock	312,359	1.8%

Jeffrey W. Coleman
Common Stock	0
Series F Preferred Stock	0
Total Beneficial Ownership of Common Stock	82,751	*

Richard Levychin
Common Stock	0	*
Series F Preferred Stock	0	*
Total Beneficial Ownership of Common Stock	0	*

All directors and executive officers as a group (10 persons)
Clearday Common Stock	1,856,352	10.4%
Clearday Series F Preferred Stock	808,301	16.24%
Total Beneficial Ownership of Common Stock	3,704,483	20.8%

Beneficial Owner of 5% or more
Cibolo Creek Partners, LLC (^)
Clearday Common Stock	221,370	1.2%
Clearday Series F Preferred Stock	572,752	11.51%
Total Beneficial Ownership of Common Stock	794,122	4.5%

The only voting securities are the (1) common stock and (2) the Series F Preferred Stock.

Beneficial ownership includes the shares of common stock held by such holder and those shares that would be issued to such holder upon exercise or conversion of any of the following securities into shares of our common stock at the sole option of the holder within 60 days: (1) Series F Preferred stock; (2) warrants issued by AIU that were assumed by Clearday, Inc. in the AIU Merger; (3) AIU Alt Care Preferred, and (4) Clearday OZ LP Interests. Such warrants, AIU Alt Care Preferred, and Clearday OZ LP Interests are not a voting security of Clearday, Inc. Total Beneficial Ownership of Common Stock is computed assuming that all such securities of such holder are exchanged or converted to common stock and the percentage is computed by dividing such amount by the 17,771,902 shares of common stock issued and outstanding, after giving effect to the Incentive Shares.

*	Represents beneficial ownership of Clearday’s common stock of less than 1%.

^	Address of Cibolo Creek Partners, LLC is 200 N. Loraine St, Suite 1515, Midland, TX 79701. The managers of Cibolo Creek Partners, LLC are B.J. Parrish, H.H. Wommack, III, George Wommack and J. Steven Person. No such individual is to be construed as an admission that such person is, for the purposes of sections 13(d) or 13(g) of the Act, the beneficial owner of any securities owned by Cibolo Creek Partners, LLC. Cibolo Creek Partners, LLC is managed by a board of managers of at least three individuals. In accordance with the Staff of the SEC no-action letter re The Southland Corp. (August 10, 1987), which gives rise to the so-called “rule of three,” and holds that, where voting and investment decisions regarding an entity’s portfolio securities are made by three or more individuals, and a voting or investment decision requires the approval of a majority of those individuals, then none of the individuals, in this case the managers of the Cibolo Creek Partners, LLC, is deemed a beneficial owner of such entity’s portfolio securities.

(1)	The shares of common stock that are included in the beneficial ownership with respect to the holdings by such holder of AIU Alt Care Preferred and Clear OZ LP Interests are computed using a conversion price computed as of March 31, 2022 equal to $1.59 or 80% of the 20 day volume average weighted price of $1.99 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Chief Executive Officer has guaranteed certain of our loan obligations and the lease that we entered into for our adult daycare center. He will receive a guaranty fee payable in our common stock.

One of our executives has guaranteed certain of our loan obligations and will receive a guaranty fee payable in our common stock. She may be considered related to our Chief Executive Officer as they share the same residence. She also receives compensation as the Director of Education.

On February 18, 2021, our General Counsel has purchased an undivided interests in the land and improvements (the “Naples Property”) that we use for our Memory Care of Naples care facility that is located in Naples, Florida (the “Naples Facility”). The purchase price of $100,000 was paid for undivided interests equal to 1.23% of the aggregate interests in the Naples Property. This price per interest was the same price that was paid by unaffiliated purchasers for undivided interests on October 25, 2021. The closing of the purchase of such undivided interests is expected to close after customary closing conditions are satisfied. The cash amount was paid to us as a non-refundable deposit.

Approval of Related Party Transactions

The foregoing transactions were approved by the independent members of the Board without the related party having input with respect to the discussion of such approval. In addition, the Board believes that the foregoing transactions were necessary for our business and each such transaction were on terms no less favorable to us than would reasonably be expected to be obtained from independent third parties. Our policy requiring that independent directors approve any related party transaction is not evidenced by writing but has been the Company’s consistent practice.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

We have determined, based on the foregoing definition, that a majority of the directors of our Board are independent, and that such directors are: Elizabeth Caveness, Alan H. Channing, Jeffrey A. Coleman and Richard Levychin.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee regularly reviews and determines whether specific non-audit projects or expenditures with our independent registered public accounting firm, potentially affects its independence. Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our public accounting firm. Pre-approval is generally provided by our Audit Committee for up to one year, as detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. Our Audit Committee may also pre-approve additional services of specific engagements on a case-by-case basis.

The following table sets forth the aggregate fees billed to us by our public accounting firms for 2021 and 2020, all of which were pre- approved by our Audit Committee:

Year Ended December 31,

	2021		2020
Turner, Stone & Company, L.L.P
Audit fees		200,000	0
All other fees
Total Fees		200,000	0

Friedman LLP
Audit fees		40,000
All other fees (1)		206,405
Total Fees		246,405

Marcum LLP
Audit fees (2)	$		$110,000
All other fees	$		$0
Total Fees	$		$110,000

Total:		$446,405	$110,000

(1)	Includes fees for professional services rendered for the reviews of the condensed consolidated financial statements included in our audits and the AIU Merger Registration Statement for AIU.

(2)	Marcum LLP was the prior independent accountants for STI and did not provide services to Clearday for the 2021 audited financial statements included in this Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Financial Statement Schedules

All consolidated financial statement schedules are included in the footnotes to the financial statements, are inapplicable, or otherwise not required.

(c) Exhibits

Exhibit No.	Description

1.	Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, by and among Superconductor Technologies Inc., AIU Special Merger Company, Inc. and Allied Integral United, Inc., dated June 11, 2021	S-4	333-256138	2.1	06/14/2021

2.2	Certificate of Merger effective September 9, 2021 at 6:00 pm Eastern Time regarding the merger of AIU Special Merger Company, Inc. with Allied Integral United, Inc. with Allied Integral United, Inc. being the surviving corporation	8-K	000-21074	2.1	09/10/2021

3.1	Restated Certificate of Incorporation of the Company as amended through March 1, 2006	10-K	000-21074	3.1	March 17. 2010

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed March 11, 2013	8-K	000-21074	3.1	March 14, 2013

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed July 18, 2016	8-K	000-21074	3.1	July 18, 2016

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed July 19, 2018, effective July 24, 2018	S-1/A	333-226025	3.4	July 19, 2018

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed September 10, 2020	8-K	000-21074	3.1	09/10/2020

3.6	Amended and Restated Bylaws of the Company	10-K	000-21074	3.1	March 17. 2010

3.7	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of the Company	8-K	000-21074	3(ii).1	April 2, 2010

3.8	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of the Company	8-K	000-21074	3(ii).1	October 31, 2013

3.9	Amendment to the Restated Certificate of Incorporation filed in connection with the AIU Merger to effect a reverse stock split of the common stock and change the name of the Company	8-K	000-21074	3.1	09/10/2021

3.10	Amendment to the Restated Certificate of Incorporation filed in connection with the AIU Merger to increase the number of authorized shares	8-K	000-21074	3.1	09/10/2021

4.1*	Form of Common Stock Certificate

4.2*	Form of the Series F Preferred Stock Certificate

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company filed November 13, 2007	8-K	000-21074	3.1	11/15/2007

4.4	Certificate of Designations of 6.75% Series F Cumulative Convertible Preferred Stock	8-K	000-21074	3.1	09/10/2021

4.5	Form of Warrant to Purchase Common Stock issued by the Company on August 2, 2016	8-K	000-21074	4.1	08/02/2016

4.6	Form of Placement Agent Warrant to Purchase Common Stock issued by the Company on August 2, 2016	8-K	000-21074	4.2	08/02/2016

4.7	Form of Warrant to Purchase Common Stock issued by the Company on December 14, 2016	S-1	333-214433	4.24	12/06/2016

4.8	Form of Pre-Funded Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.1	03/09/2018

4.9	Form of Placement Agent Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.2	03/09/2018

4.10	Form of Series A Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.3	03/09/2018

4.11	Form of Common Stock Purchase Warrant issued by the Company on July 30, 2018	S-1	333-226025	4.27	07/24/2018

4.12	Form of Placement Agent Common Stock Purchase Warrant issued by the Company on July 30, 2018	S-1	333-226025	4.28	07/24/2018

4.13*	Description of Securities

10.1	2003 Equity Incentive Plan As Amended May 25, 2005+	8-K	000-21074	10.1	05/27/2005

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.2	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan+	10-K	000-21074	10.51	03/16/2005

10.3	Management Incentive Plan (adopted July 24, 2006) +	8-K	000-21074	10.1	07/28/2006

10.4	STI (pre AIU Merger) Form of Director and Officer Indemnification Agreement+	10-K	000-21074	10.27	03/12/2015

10.5	Lease Agreement between the Company and Prologis Texas III LLC dated December 5, 2011	10-K	000-21074	10.29	03/30/2012

10.6	First Amendment to Lease Agreement between the Company and Prologis Texas III LLC dated August 23, 2012	10-Q	000-21074	10.1	11/13/2012

10.7	Second Amendment to Lease Agreement between the Company and Prologis Texas III LLC dated July 18, 2014	10-K	000-21074	10.19	03/12/2015

10.8	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements +	Sch. 14A	000-21074	Ex. A	10/31/2013

10.9	Settlement Agreement dated as of July 31, 2019 by and among Invesque Holdings, LP (“Invesque”), MHI-MC New Braunfels, LP (“New Braunfels”), MHI-MC San Antonio, LP (“San Antonio”), and MHI Little Rock, LP (“Little Rock”; together with New Braunfels and San Antonio, the “Landlords”; together with Invesque, the “Landlord Parties”), Memory Care America LLC (“MCA”), MCA Mainstreet Tenant LLC (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”); MCA New Braunfels Operating Company, LLC (“MCA New Braunfels”), MCA Westover Hills, LLC (“MCA Westover”), and Memory Care at Good Shepherd, LLC (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA Management, MCA New Braunfels, and MCA Westover, the “Debtors”), Trident Healthcare Properties I, L.P. (“Trident”), Steve Person (“Mr. Person”), James Walesa (“Mr. Walesa”), and B.J. Parrish	10-Q	000-21074	10.1	11/19/2021

10.10	Second Amended and Restated Promissory Note dated July 31, 2019 in the initial principal amount of $3,328,105.65 issued by Memory Care America LLC, a Tennessee limited liability company (“MCA”), MCA Mainstreet Tenant LLC, a Tennessee limited liability company (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC, a Tennessee limited liability company (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”), a Tennessee corporation, MCA New Braunfels Operating Company, LLC, a Tennessee limited liability company (“MCA New Braunfels”), MCA Westover Hills, LLC, a Delaware limited liability company (“MCA Westover”), and Memory Care at Good Shepherd, LLC, an Arkansas limited liability company (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA New Braunfels, and MCA Westover, the “Debtors”), to the order Invesque Holdings, LP, a Delaware limited partnership (“Invesque”), MHI-MC New Braunfels, LP, a Delaware limited partnership (“New Braunfels”), MHI-MC San Antonio, LP, a Delaware limited partnership (“San Antonio”), and MHI Little Rock, LP, a Delaware limited partnership (“Little Rock”; together with Invesque, New Braunfels and San Antonio, together with their respective successors and assigns, the “Landlord Parties”)	10-Q	000-21074	10.2	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.11	Second Amendment to Lease Agreement dated as of July 31, 2019 by and between MHI-MC San Antonio, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 (the “Original Lease”), regarding the memory care facility located on the Leased Property and commonly known as Memory Care of Westover Hills	10-Q	000-21074	10.3	11/19/2021

10.12	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI-MC New Braunfels, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016, regarding the memory care facility located on the Leased Property and commonly known as Memory Care of New Braunfels	10-Q	000-21074	10.4	11/19/2021

10.13	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI Little Rock, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 regarding memory care facility located on the Leased Property and commonly known as Memory Care of Little Rock	10-Q	000-21074	10.5	11/19/2021

10.14	Amended, Restated And Consolidated Guaranty Agreement dates as of July 31, 2019, by each guarantor named therein to Invesque Holdings, LP, a Delaware limited partnership and the other guaranteed parties named therein as to the obligations described therein	10-Q	000-21074	10.6	11/19/2021

10.15	Reaffirmation of Pledge Agreement dated as of July 31, 2019, by Trident Healthcare Properties I, LP, a Delaware limited partnership for the benefit of Invesque Holdings, LP, a Delaware limited partnership (successor-in-interest to Invesque Financing, LP, formerly known as Mainstreet Health Financing, LP)	10-Q	000-21074	10.7	11/19/2021

10.16	Lease Agreement dated as of February 3, 2016 by and between MC-Simpsonville, SC-1 UT, LLC, a Utah limited liability company and MCA Simpsonville Operating Company, LLC, a Tennessee limited liability company; and First Amendment thereto dated as of October 17, 2017, and Second Amendment thereto dated as of March 12, 2018 and the Third Amendment thereto dated as of May ___, 2018	10-Q	000-21074	10.8	11/19/2021

10.17	Settlement Agreement dated as of March 10, 2021 by and between Pender Capital Asset Based Lending Fund I, L.P., a limited partnership (“Pender”) on the one hand and Pritor Longhorn Seaworld, LLC, James Walesa, and B.J. Parrish, on the other	10-Q	000-21074	10.9	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.18	Amended and Restated Promissory Note dated April 1, 2015 by Memory Care America, LLC as the maker, payable to the order of Betty Gearhart in the original principal amount of $238,577.81 and the Amendment thereto dated April 1, 2017 and the Second Amendment thereto dated March 5, 2020	10-Q	000-21074	10.10	11/19/2021

10.19	Assignment and Security Agreement dated July 13, 2012 by and between Memory Care America, LLC and Betty Gearhart, as the secured party	10-Q	000-21074	10.11	11/19/2021

10.20	Amended and Restated Promissory Note dated as of April 1, 2019 by Allied Integral United, Inc., now known as Clearday Operations, Inc., payable to The Five C’s LLC in the principal amount of $325,000	10-Q	000-21074	10.12	11/19/2021

10.21.1	Mortgage and Security Agreement dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.1	11/19/2021

10.21.2	Solvency Affidavit by James Walesa and MCA Naples Holdings, LLC, a Tennessee limited liability company, in favor of Benworth Capital Partners, LLC, a Florida limited liability company, dated April 28, 2021	10-Q	000-21074	10.13.2	11/19/2021

10.21.3	Subordination Agreement dated April 28, 2021 by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples, LLC, a Tennessee limited liability company and James Walesa	10-Q	000-21074	10.13.3	11/19/2021

10.21.4	Continuing and Unconditional Guaranty dated April 28, 2021 by MCA Naples Holding, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.4	11/19/2021

10.21.5	Deed in Lieu Agreement dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company and the escrow agent named therein in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.5	11/19/2021

10.21.6	Assignment of Rents and Leases dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company, as assignor, and Benworth Capital Partners, LLC, a Florida limited liability company, as assignee	10-Q	000-21074	10.13.6	11/19/2021

10.21.7	Subordination, Nondisturbance and Attornment Agreement dated April 28, 2021 by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples Operating Company, LLC, a Tennessee limited liability company, and MCA Naples, LLC, a Tennessee limited liability company	10-Q	000-21074	10.13.7	11/19/2021

10.21.8	Continuing and Unconditional Guaranty dated April 28, 2021 by James Walesa in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.8	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.21.9	Loan Agreement dated April 28, 2021 by and between MCA Naples, LLC, a Tennessee limited liability company and Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.9	11/19/2021

10.21.10	Promissory Note dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company payable to the order of Benworth Capital Partners, LLC, a Florida limited liability company and the ACH Rider thereto	10-Q	000-21074	10.13.10	11/19/2021

10.22.1	Commercial Loan Agreement dated as of October 5, 2018 by and between Leander Associates, LTD, a Texas limited partnership, as borrower, James Walesa, as the guarantor, and Equity Secured Investments, Inc. as the lender	10-Q	000-21074	10.14.1	11/19/2021

10.22.2	Modification and Extension of Real Estate Lien and Note dated as of October 5, 2020 by and between Leander Associates, LTD, a Texas limited partnership, as borrower, James Walesa, as the guarantor, and Equity Secured Investments, Inc. as the lender	10-Q	000-21074	10.14.2	11/19/2021

10.22.3	Guaranty Agreement dated October 4, 2018 by James Walesa in favor of Equity Secured Investments, Inc	10-Q	000-21074	10.14.3	11/19/2021

10.23.1	Commercial Loan Agreement dated as of March 26, 2021 by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower	10-Q	000-21074	10.15.1	11/19/2021

10.23.2	Environmental Indemnification Agreement dated as of March 26, 2021 by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower	10-Q	000-21074	10.15.2	11/19/2021

10.23.3	Assignment of Leases and Rents dated as of March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company in favor of Equity Secured Fund I, LLC	10-Q	000-21074	10.15.3	11/19/2021

10.23.4	Promissory Note dated March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company, payable to the order of Equity Secured Fund I, LLC in the initial principal amount of $1,000,000	10-Q	000-21074	10.15.4	11/19/2021

10.23.5	Deed of Trust with Security Agreement and Assignment of Rents dated March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company, unto the trustee named therein	10-Q	000-21074	10.15.5	11/19/2021

10.23.6	Guaranty Agreement dated March 26, 2021 by James Walesa in favor of Equity Secured Fund I, LLC	10-Q	000-21074	10.15.6	11/19/2021

10.24.1	Term Promissory Note dated July 23, 2018 by SRP Artesia, LLC, a Delaware limited liability company, as borrower, payable to the order of Firstcapital Bank of Texas, N.A., a national banking association, as lender in the initial principal amount of $266,048.29	10-Q	000-21074	10.16.1	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.24.2	Renewal, Extention and Amendment Agreement regarding the amendment to the Deed of Trust and Security Agreement regarding the Term Promissory Note issued by SRP Artesia, LLC payable to the order of Firstcapital Bank of Texas, N.A., a national banking association	10-Q	000-21074	10.16.2	11/19/2021

10.25	Renewal, Extension, and Modification of Real Estate Note and Lien dated as of March 12, 2019 by Cibolo Rodeo, Ltd., a Texas limited partnership, as borrower, in favor Tamir Enterprises, Ltd., as the lender	10-Q	000-21074	10.17.1	11/19/2021

10.26.1	Promissory Note dated as of August 18, 2021, by Pritor Longhorn Buda Hotel, LLC, a Delaware limited liability company, and Cibolo Rodeo, Ltd., a Texas limited partnership, payable to the order of 2K Hospitality, LLC, a Texas limited liability company, as lender, in the initial principal amount of $120,000	10-Q	000-21074	10.18.1	11/19/2021

10.26.2	Deed of Trust, Security Agreement - Financing Statement dated August 18, 2021 by Cibolo Rodeo, Ltd., a Texas limited partnership in favor of the trustee named therein for the benefit of 2K Hospitality LLC, a Texas limited liability company, as the lender	10-Q	000-21074	10.18.2	11/19/2021

10.26.3	Guaranty Agreement dated as of August 18, 2021 by Billie Jay Parrish a.k.a. B.J. Parrish to and in favor of 2K Hospitality, LLC, a Texas limited liability company	10-Q	000-21074	10.18.3	11/19/2021

10.24	Purchase Agreement dated as of August 18, 2021, by and between CFG Merchant Solutions, LLC, a Delaware limited liability company, as the buyer, and MCA Naples, LLC, as Seller and the personal guaranty of performance of the obligations thereunder dated as of August 18, 2021 by Christen Hemmens and the Additional Seller Addendum thereto, and the Consent and Reaffirmation of the Guarantor thereto	10-Q	000-21074	10.19	11/19/2021

10.25	Operations Transfer, Interim Management and Security Agreement dated as of September 9, 2021, by and between MCA Simpsonville Operating Company, LLC and Brookstone Terrace of Simpsonville, LLC	10-Q	000-21074	10.20	11/19/2021

10.26	Standard Merchant Cash Advance Agreement dated as of September 10, 2021 by and between LG Funding LLC, as the merchant, and each of MCA Naples, LLC, Memory Care America LLC, MCA Management Company, Inc., MCA Naples Operating Company, LLC and MCA Naples Holdings, LLC, the addendums thereto, and the guarantee of the obligations thereunder dated as of September 10, 2021 by Christin Hemmens	10-Q	000-21074	10.21	11/19/2021

10.27	Futures Receipts Sale and Purchase Agreement dated as of September 28, 2021, by and between MCA New Braunfels Operating Company LLC and Cloudfund LLC d/b/a Samson Group and the Personal Guaranty of Performance by James Walesa for the benefit of Cloudfund LLC d/b/a Samson Group dated September 28, 2021 and the addendums thereto	8-K	000-21074	10.1	10/04/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.28	Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated September 28, 2021 between Samson MCA LLC, as the funder, and MCA New Braunfels Operating Company LLC and the Security Agreement and Guaranty of Performance and the Appendixes thereof, and the Personal Guaranty of Performance by James Walesa for the benefit of Samson MCA LLC dated September 28, 2021	8-K	000-21074	10.2	10/04/2021

10.29	Agreement between Clearday, Inc., a Delaware corporation, and Emerging Markets Consulting, LLC dated as of October 18, 2021	8-K	000-21074	10.1	10/19/2021

10.30	Purchase and Sale Agreement dated as of October 26, 2021 by and between MCA Naples, LLC and the purchasers party thereto and the form of the Tenants in Common Agreement among MCA Naples, LLC and the other holders of the undivided interests in the property named therein	8-K	000-21074	10.1 And 10.2	11/01/2021

10.31	Form of the Amended and Restated Limited Partnership Agreement of Clearday Alternative Care OZ Fund LP	10-Q	000-21074	10.26	11/19/2021

10.32	Promissory Note dated September 10, 2021 by Clearday, Inc. payable to the order of A.G.P. / Alliance Global Partners in the initial principal amount of $2,630,000	10-Q	000-21074	10.27	11/19/2021

10.33.1	Business Loan Agreement dated October 2, 2019 by and among Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa and ServisFirst Bank, and the Change in Terms Agreement thereto	10-Q	000-21074	10.28.1	11/19/2021

10.33.2	Commercial Guaranty dated October 2, 2019 BJ Parrish, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date	10-Q	000-21074	10.28.2	11/19/2021
10.33.3	Commercial Guaranty dated October 2, 2019 by John S. Person, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date	10-Q	000-21074	10.28.3	11/19/2021

10.33.4	Commercial Security Agreement dated October 2, 2019 by and among MCA New Braunfels Operating Company, LLC, as the grantor, Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa, as the borrowers, and ServisFirst Bank and the lender	10-Q	000-21074	10.28.4	11/19/2021

10.34.1	Advisory and Development Agreement dated as of August 10, 2021 by and between Sterling Select II Advisory LLC, and Allied Integral United, Inc	10-Q	000-21074	10.29.1	11/19/2021

10.34.2	Warrant dated August 10, 2021the purchase of shares of Common Stock, par value $0.001 per share, of Clearday, Inc., issued to Sterling Select II Advisory LLC	10-Q	000-21074	10.29.2	11/19/2021

10.35	Services Agreement dated as of March 6, 2019 by and between Thinktiv, Inc. and Allied Integral United, Inc.	10-Q	000-21074	10.30	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.36	Amended And Restated Backstop Indemnity Agreement, dated as of February 26, 2020 by and among (a) Allied Integral United, Inc., (the “Corporation”); and each of Steve Person, and James Walesa, and BJ Parrish	10-Q	000-21074	10.31	11/19/2021

10.37.1	Simpsonville Backstop Indemnity Agreement dated as of July 30, 2020 by and among James Walesa and Allied Integral United, Inc. and the Amendment thereto dated as of January 19, 2021	10-Q	000-21074	10.32.1	11/19/2021

10.37.2	Securities Pledge Agreement dated as of January 19, 2021 by and among James Walesa and Allied Integral United, Inc.	10-Q	000-21074	10.32.2	11/19/2021

10.38	Form of the Restricted Stock Award Agreement by and among Clearday, Inc. and the grantee named therein	10-Q	000-21074	10.33	11/19/2021

10.39	Form of the Indemnity Agreement by and among Clearday, Inc. and the officer or director named therein +	10-Q	000-21074	10.34	11/19/2021

10.40	Employment Agreement of Randall Hawkins dated as of September 1, 2020. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 10, 2021 +	8-K	000-21074	10.1	09/10/2021

10.41	Form of the Officer Agreements with certain officers of STI +	S-4	333-256138	Ex. F	06/14/2021

10.42	Agreement by and between Emerging Markets Consulting, LLC and Clearday, Inc. dated as of October 18, 2021	8-K	000-21074	10.1	10/19/2021

10.43	Purchase and Sale Agreement, dated as of October 26, 2021 by and between MCA Naples, LLC, and the purchasers party thereto regarding sale of undivided interests in land	8-K	000-21074	10.1	11/01/2021

10.44	Strategic Alliance, Development and Distribution Terms Agreement by and between Clearday Management Ltd., and Invento Research Inc. dated as of November 11, 2021	8-K	000-21074	10.1	11/17/2021

10.45	Form of the Warrant issued to the Investors in securities issued by AIU Alternative Care, Inc. and Clearday Alternative Care OZ Fund LP	10-Q	000-21074	10.37	11/19/2021

10.46	Purchase and Sale Agreement dated as of February 18, 2022 by and between MCA Naples, LLC and the purchaser party thereto	8-K	000-21074	10.1	02/25/2022

10.47.1	Purchase Agreement dated as of February 28, 2022, by and between MCA and CFG Merchant Solutions, LLC	8-K	000-21074	10.1	03/04/2022

10.47.2	Personal Guaranty of Performance by Christen Hemmens for the benefit of CFG Merchant Solutions, LLC	8-K	000-21074	10.2	03/04/2022

10.47.3	Agreement of Sale of Future Receipts by and between Memory Care At Good Shepherd, LLC, as the Merchant, and James Walesa as Guarantor, and Libertas Funding LLC, as the Purchaser	8-K	000-21074	10.3	03/04/2022

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.48.1	Futures Receipts Sale and Purchase Agreement dated as of March 16, 2022 between MCA and Cloudfund LLC d/b/a Samson Group and Personal Guaranty of Performance dated as of March 16, 2022 between James Walesa and Cloudfund LLC d/b/a Samson Group	8-K	000-21074	10.1	03/22/2022

10.48.2	Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated as of March 16, 2022 between MCA and Samson MCA LLC and the Security Agreement and Guaranty of Performance dated March 16, 2022 by James Walesa	8-K	000-21074	10.2	03/22/2022

10.49	Merchant Agreement dated as of March 24, 2022 by and among MCA Westover Hills Operating Company, LLC (“MCA”) and PIRS Capital, LLC (“Merchant”) and the related Guaranty dated as of March 24, 2022 by James Walesa	8-K	000-21074	10.1	03/30/2022

10.50.1	Form of Promissory Note dated April 5, 2022 in the principal amount of $172,200 payable to the lender specified therein	8-K	000-21074	10.1	04/11/2022

10.50.2	Form of Securities Purchase Agreement, dated as of April 5, 2022, by and between Clearday, Inc. and Sixth Street Lending LLC	8-K	000-21074	10.2	04/11/2022

10.51	Purchase and Sale Agreement, effective April 5, 2022, by and between Leander Associates, Ltd., a Texas limited partnership (“Seller”), and the purchaser specified therein	8-K	000-21074	10.3	04/11/2022

10.52*	Merchant Cash Advance Agreement, effective April 12, 2022 by and between LG Funding LLC and MCA Naples LLC and its affiliates named therein and the Personal Guaranty by Christin Hemmens

10.53*	Merchant Agreement dated April 13, 2022 by Premium Merchant Funding 18, LLC and Memory Care At Good Shepherd LLC

14*	Code of Business Conduct and Ethics

16.1	Letter re change in certifying accountant – Marcum LLP dated November 5, 2021	8-K	000-21074	16.1	11/05/2021

16.2	Letter re change in certifying accountant – Friedman LLP dated November 5, 2021	8-K	000-21074	10.61	12/03/2021

21*	List of Subsidiaries. (32)

23.1*	Consent of Turner, Stone & Company, L.L.P, Independent Registered Public Accounting Firm.

23.2*	Consent of Friedman LLP

31.1*	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. *^

32.2*	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. *^

101	Financials provided in Inline XBRL format. (38)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith

^ Furnished, not filed

+ This exhibit is a management contract or compensatory plan or arrangement.

(a)	Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clearday, Inc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clearday, Inc. (formerly Superconductor Technologies, Inc.) and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, mezzanine equity, convertible preferred stock and deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

●	Fair value of business combination – as discussed in Note 1 to the financial statements, the Company entered into a business combination during the year, which we identified as a critical audit matter. There was a high degree of auditor judgment to evaluate the significant assumptions used by management in determining the relative fair values of acquired tangible assets and liabilities including any intangible assets or goodwill. The sensitivity of reasonably possible changes to those assumptions could have had a significant impact on the determination of recorded amounts of such assets and liabilities.

The following are the primary procedures we performed to address this critical audit matter. We reviewed the underlying documents, evaluated the reasonableness of the Company’s fair value determinations, performed selected tests related to acquired assets and liabilities and we evaluated the appropriateness of the accounting recognition and the adequacy of the related disclosures.

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2022

April 15, 2022

Turner, Stone & Company, LLP

Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Clearday Inc. (f/k/a Allied Integral United, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Clearday Inc. (f/k/a Allied Integral United Inc.) (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, mezzanine equity, convertible preferred stock and deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant accumulated deficit and recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We served as the Company’s auditor from 2019

Marlton, New Jersey

May 13, 2021

Clearday, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$965,075	$780,262
Restricted cash	10,000	89,804
Accounts receivable-net	50,761	198,037
Prepaid expenses and other current assets	132,926	179,496
Other Current Assets	2,763,936	-
Current assets held for sale (Notes 2 and 5)	-	393,307
Total current assets	3,922,698	1,640,906

Patents & Development	8,930	-
Operating lease right-of-use assets	32,818,019	36,452,438
Property and equipment, net	7,418,836	8,853,284
Other non current assets	288,155	448,580
Non-current assets held for sale (Notes 2 and 5)	2,086,245	8,396,215
Total assets	$46,542,883	$55,791,423
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,392,772	$4,688,385
Accrued expenses	9,202,644	1,097,362
Accrued interest	-	103,631
Current portion of long-term debt	7,169,994	1,623,375
Due to related parties	283,023	-
Deferred revenue	-	367,122
Operating lease liabilities	953,817	790,126
Other current liabilities	1,110,000	1,635,123
Current liabilities related to assets held for sale (Notes 2 and 5)	1,438,192	5,339,003
Total current liabilities	23,550,442	15,644,127

Long-term liabilities:
Operating lease liabilities	36,642,807	37,617,081
Mortgage note payable	-	639,883
Long-term debt, less current portion, net	5,572,427	4,810,673
Non-current liabilities related to assets held for sale (Notes 2 and 5)	712,847	5,906,804
Total liabilities	66,478,523	64,618,568
Commitments and contingencies (Note 7)
Mezzanine equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,797,052 and 4,606,853 issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Liquidation value $96,296,493 and $92,137,060 at December 31, 2021 and December 31, 2020, respectively.	16,857,267	10,969,078

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively. Liquidation value of $329 and $329 at December 31, 2021 and December 31, 2020, respectively	329	329
Common stock, $.001 par value, 80,000,000 shares authorized, 14,914,458 and 13,048,942 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	14,915	13,049
Additional paid-in-capital	17,069,481	17,913,638
Accumulated deficit	(65,208,327)	(45,522,907)
Clearday, Inc. shareholders deficit:	(48,123,602)	(27,595,891)
Non-controlling interest in subsidiaries	11,330,695	7,799,668
Total deficit	(36,792,907)	(19,796,223)
TOTAL LIABLITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$46,542,883	$55,791,423

See accompanying notes to the Audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Operations

	December 31, 2021	December 31, 2020
REVENUES
Resident fee revenue, net	$12,603,346	$12,655,527
Adult Day Care and other revenue	242,019	-
Commercial Property Rental Revenue	36,310
	$12,881,675	$12,655,527

OPERATING EXPENSES
Operating expenses	22,487,970	18,099,750
Selling, general and administrative expenses	7,393,834	5,516,693
Loss on Impairment	7,454,692	-
Research & development	-	1,741,177
Depreciation and amortization expenses	529,748	601,314
Total operating expenses	37,866,244	25,958,934

Operating loss	(24,984,569)	(13,303,407)

Other (income) expenses
Interest and other expense	1,381,670	472,954
Gain on sale of investment	(1,172,151)	-
Unrealized gain/(loss) on equity investments	-	1,284,000
Other (income)/expenses	(1,596,740)	(169,751)
PPP Loan Forgiveness	(1,616,104)	-
Total other (income)/expenses	(3,003,325)	1,587,203

Net Loss from continuing operations	(21,981,244)	(14,890,610)
(Loss) Income from discontinued operations, net of tax (Note 5)	2,474,569	1,115,540
Net loss	(19,506,675)	(13,775,070)
Net (loss) gain attributable to non-controlling interest	(178,745)	1,994,708
Preferred stock dividend	(5,888,013)	(10,944,480)
Net loss applicable to Clearday, Inc.	$(25,573,433)	$(22,724,842)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(2.03)	(1.20)
Net loss/income from discontinued operations	0.18	.092
Net loss	(1.85)	(1.11)
Weighted average common shares basic and diluted outstanding	13,791,741	12,373,493

See accompanying notes to the Audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Deficit

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Clearday, Inc. shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2019	4,333,241	$5,496,838	328,925	$329	11,315,499	$11,314	10,743,199	$(22,798,067)	$(12,043,225)	$5,162,413	(6,880,812)
Stock compensation for services	-	-	-	-	1,080,983	1,081	1,698,854	-	1,699,935	110,000	1,809,935
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	3,206,576	3,206,576
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	990,387	990,387
PIK dividends on Series F Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	325,000	325,000
PIK dividends on Convertible - Preferred Stock	273,613	5,472,240	-	-	652,460	654	5,471,585	(10,944,480)	(5,472,241)	-	(5,472,241)
Net Loss	-	-	-	-	-	-	-	(11,780,360)	(11,780,360)	(1,994,708)	(13,775,068)
Balance at December 31, 2020	4,606,853	$10,969,078	328,925	$329	13,048,942	$13,049	$17,913,638	$(45,522,907)	$(27,595,891)	7,799,668	$(19,796,223)
Stock compensation for services	-	-	-	-	135,923	136	689,776	-	689,912	10,765	700,677
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	897,000	1,013,166
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	2,444,517	2,328,351
PIK dividends on Convertible Preferred Stock	190,199	5,888,189	-	-	453,551	454	(5,888,467)		(5,888,013)	-	(5,888,013)
Issuance of common stock in connection with reverse merger	-	-	-	-	1,276,042	1,276	3,380,235		3,381,511	-	3,381,511
Redemption of fractional shares	-	-	-	-	-	-	(2,110)		(2,110)	-	(2,110)
Warrants Issued for Service							976,409		976,409		976,409
Net Income	-	-	-	-	-	-	-	(19,685,420)	(19,685,420)	178,745	(19,506,675)
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	11,330,695	$(36,792,907)

See accompanying notes to the Audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Cash Flows

	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,506,675)	$(13,775,070)
Income from discontinued operations, net of tax	(2,474,569)	(1,115,540)
Loss from continuing operations,	(21,981,244)	(14,890,610)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization expense	529,748	601,314
Impairment of assets	7,454,692	-
Allowance for doubtful accounts	108,360	(5,016)
Amortization of right of use assets	1,983,618	1,298,177
Stock based compensation	700,677	1,809,935
Amortization of debt issuance costs	494,685	1,032
Gain of PPP Loan forgiveness	(1,616,104)	-
Redemption of fractional shares	(2,110)	-
Warrants issued for Services	976,409	-
Effect of reverse merger	64,041	-
Unrealized gain on securities	-	1,295,000
Changes in operating assets and liabilities
Accounts receivable	38,916	(49,874)
Prepaid expenses	(2,490,450)	(76,864)
Other current assets	-	-
Accounts payable	(1,126,238)	1,859,609
Accrued expenses	7,581,560	(299,332)
Accrued interest	(103,631)	44,398
Deferred revenue	(367,122)	322,722
Other non-current asset	(2,795,782)	(227,021)
Other current liabilities	(472,361)	(12,637)
Change in operating lease liability	(810,583)	(648,022)
Net cash used in activities of continuing operations	(11,832,919)	(8,977,189)
Net cash provided by (used in) operating activities of discontinued operations	9,222,731	(837,446)
Net cash used in operating activities	(2,610,188)	(9,814,636)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(240,727)	(193,000)
Proceeds from sale of non-consolidated subsidiary	1,456,206	-
Payment for capitalized software costs	(1,608,930)	(160,104)
Shares issued under merger	-	-
Payment for acquisitions	(100,000)	-
Net cash used (provided by) in investing activities of continuing operations	(493,451)	(353,104)
Net cash provided by investing activities of discontinued operations	-	16,101,584
Net cash provided (used) by investing activities	(493,451)	15,748,480
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(13,321,372)	(1,115,112)
Borrowings on long-term debt, net	12,929,498	1,802,957
Cash received from merger transaction	259,005	-
Proceeds from sale of preferred stock and member units in subsidiary	3,341,517	4,196,963
Net cash provided by continuing operations	3,208,648	4,884,808
Net cash used in financing activities of discontinued operations	-	(13,512,806)
Net cash provided by (used) in financing activities	3,208,648	(8,627,998)
Change in cash and restricted cash from continuing operations	(9,117,722)	(4,445,486)
Change in cash and restricted cash from discontinued operations	9,222,731	1,751,331
Cash and restricted cash at beginning of the year	870,066	3,564,222
Cash and restricted cash at end of year	$975,075	$870,067
Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	965,075	780,262
Restricted cash	10,000	89,804
Cash and cash equivalents, restricted cash	$975,075	$870,066
Beginning of period
Cash and cash equivalents	780,262	2,900,207
Restricted cash	89,804	664,016
Cash and cash equivalents, restricted cash	$870,066	$3,564,223
Supplemental cash flow information:
Non-cash financing activities
Debt to equity of non-controlling interest	-	325,000
Preferential interest in real estate for 400,000 shares issued by STI	-	1,600,000
Net assets acquired in merger, net of cash acquired	-	-

The accompanying notes are an integral part of these Audited consolidated financial statements.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

1.	Organization, Description of Business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern

Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc., was established in 1987 and closed a merger with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. This merger was described in the Registration Statement (“AIU Merger Registration Statement”) on Form S-4, as amended and supplemented (Registration No. 333-256138). Prior to the closing of the merger, the Company was a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. As described in the AIU Merger Registration Statement, after the merger, the Company continued the businesses of AIU and continued one of the businesses of the Company related to its Sapphire Cryocooler and its related patents and intellectual property. AIU was incorporated on December 20, 2017 and began its business on December 31, 2018 when it acquired the businesses of certain private funds that operate five (5) memory care residential facilities and other businesses (the “2018 Acquisition”), including commercial real estate and hospitality assets from related parties. The memory care business is conducted through the Memory Care America LLC subsidiary (“MCA”), which has been in the residential care business since November 2010 and has been managed by the Company’s executives for approximately 5 years. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the longevity market.

All of the Company’s assets that were acquired in the 2018 Acquisition and are not related to the memory care facilities or the non-acute care and wellness industry were designated as non-core businesses and held for disposition. Accordingly, such assets and liabilities are classified as held for sale in the audited consolidated balances sheets as of December 31, 2021 and December 31, 2020. Additionally, the results of operations for these non-core businesses are classified as income from discontinued operations within the audited consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which spread throughout the U.S. and the world, as a pandemic and has had a significant impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The governmental response includes additional protocols for the health and safety of residents and staff in the Company’s facilities. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on the Company’s business and cash flow from operations, similar to many businesses. The Company has begun, and intends to continue, to resume normal operations as soon as practicable. However, the Delta Variant of the COVID-19 has become the predominant COVID-19 strain in the United States and has put a renewed focus on prevention and has caused many governments and other authorities to re-institute preventive measures to mitigate the risk of hyperlocal outbreaks. The total impact of COVID-19 is unknown and may continue as the rates of infection, including of the Delta Variant, have increased in Texas and many other states in the U.S. As a result, management has concluded that there was a long-lived asset impairment triggering event during 2020 and 2021, which required management to perform an impairment evaluation. See Note 5 – Discontinued Operations for additional discussion and results.

As noted above in the Introductory Note, this Report is the first Annual Report on Form 10-K by the Company after the merger. Accordingly, this is the first Annual Report on Form 10-K by the Company that includes the businesses conducted by AIU prior to the merger. Additionally, this annual Report on Form 10-K by the Company uses a date for the year end that is the last day of the year or December31, 2021 which is a change of the year ended date that was previously used. The Company has assessed the change of the fiscal year ending dates and believes that the change in year ending dates by the Company has not had a material impact on the financial results for the year ended provided in this Report and improves the comparability between fiscal periods.

Merger between Allied Integral Untiled, Inc and AIU Special merger Company, Inc and Name Change

On September 9, 2021,

●	The merger that was described in the AIU Merger Registration Statement was completed.
●	In connection with, and prior to completion of, the Merger, the Company (1) effected a 3.773585 -for-1 share reverse stock split (the “Reverse Stock Split”) of its Common Stock resulting in a decrease of outstanding shares of common stock from 2,751,780 to approximately 729,222; and (2) changed its name to “Clearday, Inc.”
●	A special distribution for the issuance and delivery of additional shares of its common stock (“True Up Shares”) to the holders of its shares of Clearday Common Stock of record as of 5:00 pm Eastern Time on September 9, 2021 was declared, which provided for the distribution of an aggregate amount of approximately 546,820 shares of such Common Stock (representing a dividend rate of approximately 0.749868); such shares were distributed on or about September 20, 2021.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Under the terms of the merger:

●	There was an increase in the number of shares of AIU common stock (2:1), 50% of the shares of AIU’s 6.75% Series A Cumulative Convertible Preferred Stock were converted into AIU common stock and then the shares of AIU common stock were exchanged for shares of Clearday, Inc. Common Stock at an exchange ratio of approximately 1.192 shares of Common Stock for each share of AIU common stock;
●	Each share of AIU’s 6.75% Series A Cumulative Convertible Preferred Stock that was not converted into AIU common stock were exchanged for an equal number of a new series of preferred stock issued by Clearday, par value $0.001 per share that are designated Clearday 6.75% Series F Cumulative Convertible Preferred Stock (“Series F Preferred”), which provide substantially similar terms as the AIU Series A Preferred, except that such preferred stock will convert to that number of shares of the Clearday’s Common Stock after giving effect to the exchange ratio used in the Merger or 2.384675 shares of Common Stock issuable upon the exchange of 1 share of Series F Preferred;
●	The Company assumed the obligations of the warrants issued by AIU so that such warrants now represent the right to be exercised for shares of the Clearday’s Common Stock equal to approximately 3,781,509 shares;
●	Clearday assumed the obligation to issue its shares of Common Stock with respect to the (1) 10.25% Series I Cumulative Convertible Preferred Stock (AIU Alt Care Preferred”) issued by AIU Alternative Care, Inc. (“AIU Alt Care”), a subsidiary of AIU, and (2) units of limited partnership interest (“Clearday OZ LP Interests”) of Clearday Alternative Care OZ Fund LP (“Clearday OZ Fund”), a subsidiary of AIU Alt Care, which as of the effective date of the merger was equal to an aggregate amount of approximately $15,253,740 of investment and accrued dividends.

The merger was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, AIU was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) AIU’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) AIU designated a majority of the members of the initial board of directors of the combined company, and (iii) AIU’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying consolidated financial statements of the Company and the reported operating results prior to the Merger are those of AIU.

Liquidity and Going Concern

The Company has incurred significant cumulative consolidated operating losses and negative cash flows. As of December 31, 2021, the Company has an accumulated deficit of $(65,208,327) continued loss from operations of $(19,506,675) and negative cash flows from continued operations in the amount of $(11,832,919). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financing or other sources, including the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

On April 29, 2021, the Company executed a secured promissory note with Benworth Capital Partners, LLC in the amount of $4,550,000, which included the grant of a first mortgage regarding the property owned by the Company and used to conduct its operations for its Naples Memory Care facility located at 2626 Goodlette-Frank Road, Naples, Florida 34105 (the “Naples Property”). The original mortgage on this property was paid off in the amount of $2,739,195 and closing costs of $354,357 were paid. The net proceeds to the Company in this mortgage refinancing was $1,456,448. This first mortgage loan has a one-year term as compared to the prior (refinanced) mortgage which had a maturity date of 2041. This first mortgage loan provides for interest only payments at a fixed interest rate of 9.95%. The loan is guaranteed by certain officers.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

For the period ended December 31, 2021 the Company entered into certain financing transactions related to the sale or forward sale of approximately $1,623,500 of revenues from the MCA residential fees. These transactions resulted in net proceeds of approximately $1,141,600. The repayment of these financing transactions range from 210 days to one year. (See “Note 6 – Indebtedness”)

For the period ended December 31, 2021, the Company sold undivided interests, representing 67.36% of the aggregate interests, in the Naples Property for an aggregate cash amount of $3,141,000 which was received by, and is available to, Clearday. The remaining 32.64% of the undivided interests in the Naples Property are retained by the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation.

The accompanying audited consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. In 2019, AIU Alternative Care, Inc., a Delaware corporation (“AIU Alt Care”) and Clearday Alternative Care Oz Fund, L.P, a Delaware limited partnership (“Clearday OZ Fund”), were formed. The Company owns all of the voting interests of AIU Alt Care and the sole general partner of Clearday OZ Fund, and less than 1% of the preferred economic interests in such companies.

In November, 2019, AIU Alt Care filed a certificate of designation that authorized preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share (the “Alt Care Preferred Stock”). The certificate of incorporation of AIU Alt Care authorizes 1,500,000 shares of preferred stock of which 700,000 is designated Alt Care Preferred Stock; and 1,500,000 of common stock. Each share of The Alt Care Preferred Stock has a stated value equal to the $10.00 Alt Care Preferred Stock original issue price. For the year ended on December 31, 2021, $897,000 was invested in AIU Alt Care in exchange for 89,700 shares of Alt Care Preferred Stock.

In October, 2019, AIU Alt Care formed AIU Impact Management, LLC and Clearday OZ Fund was formed. AIU Impact Management, LLC manages Clearday OZ Fund as its general partner, owns 1% of Clearday OZ Fund and allocates 99% of income gains and losses accordingly to the limited partners. For the year ended on December 31, 2021 Clearday OZ Fund issued 244,462 Clearday OZ Fund LP Interests in the amount $2,444,517.

The exchange rate for each of the Alt Care Preferred Stock and the Clearday OZ LP Interests are equal to (i) the aggregate investment amount for such security plus accrued and unpaid dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the merger, the exchange rate was 1 share for every $10.00 of aggregate amount of the investment plus such accrued dividends

The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the audited consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the audited consolidated statement of operations.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

The accompanying audited consolidated financial statements should be read in conjunction with the annual financial statements of the Company and of AIU that are contained in the AIU Merger Registration Statement. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated upon consolidation. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation.

The Company’s audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.

Certain prior period amounts have been reclassified on the accompanying audited consolidated statements to conform to the current year presentation. This reclassification had no effect on previously reported net income (loss), deficit or cash flows from operating activities.

Classification of Convertible Preferred Stock.

In 2021, the Company applied ASC 480, distinguishing liabilities from equity, and revised the consolidated financial statement presentation of its convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in balance sheets, amounts applicable to the following three general classes of securities: (i) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer; (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer; and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

Use of Estimates.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic on its results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. The Company’s results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

Significant estimates in our consolidated financial statements relate to valuation of stock-based compensation, internally developed software, assets held for sale, impairment of long-lived assets and allocations related to the reverse merger.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Fair Value of Financial Instruments.

The Company’s financial instruments are limited to cash, accounts receivable, debt and equity investments, accounts payable, operating leases and mortgage notes payable. The fair value of these financial instruments was not materially different from their carrying values at December 31, 2021.

Segment Reporting.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash, and Restricted Cash.

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of December 31, 2021 and December 31, 2020 includes cash that the Company deposited as security for obligations arising from property taxes, property insurance and replacement reserve the Company is required to establish escrows as required by its mortgages and certain resident security deposits.

Investments.

The Company follows ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The Company only has one investment in securities as of December 31, 2020 and applies the Fair Value approach to record and revalue the share prices on a mark to market basis at each reporting interim period since the original purchase agreement. All common stock has been marked to market to reflect the current value of the shares.

Goodwill.

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. The Company’s goodwill is associated with STI’s business prior to the Merger and its other acquisition for Primrose Wellness Group LLC by AIU prior to the merger (See Note 11 – Acquisitions). In the fourth quarter of 2021, the goodwill associated with the merger was impaired after analysis. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

Software Capitalization.

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per ASC350-40. Once the software has been developed, the costs to maintain and train others for its use will be expensed.

Risks and Uncertainties.

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments and trade receivables. At certain times throughout the year, the Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. The Company performs ongoing credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography, of the customer base.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity.

The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations and employment related tax credits to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

Comprehensive Income (Loss).

The Company is required to report all components of comprehensive income (loss), including net income (loss), in the accompanying consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments. The company did not have any comprehensive income or losses in 2021.

Earnings Per Share.

Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

Accounts Receivable and Allowance for Doubtful Accounts.

The Company records accounts receivable at their estimated net realizable value. Additionally, the Company estimates allowances for uncollectible amounts based upon factors which include, but are not limited to, historical payment trends, write-off experience, and the age of the receivable as well as a review of specific accounts, the terms of the agreements, the residents, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation.

The allowance for doubtful accounts reflects estimates that the Company periodically reviews and revises based on new information, to which revisions may be material. The Company’s allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs	Balance at End of Period
December 31, 2021	68,911	108,360	(177,2771)	0
December 31, 2020	63,895	68,911	(63,895)	68,911

Assets and Liabilities Held for Sale.

The Company designated its real estate and hotels as held for sale when it is probable these non-core business assets will be sold within one year. The Company records these assets on the audited consolidated balance sheets at the lesser of the carrying value and fair value less estimated selling costs. If the carrying value is greater than the fair value less the estimated selling costs, the Company records an impairment charge. The Company evaluates the fair value of the assets held for sale each period to determine if it has changed (See Note 5 – Discontinued Operations).

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Property and Equipment.

Property and equipment are recorded at cost and depreciated using the straight-line basis over their estimated useful lives, which are typically as follows:

Asset Class	Estimated Useful Life (in years)
Buildings	39
Building improvements	39
Equipment	7
Computer equipment and software	5
Furniture and fixtures	7

The Company regularly evaluates whether events or changes in circumstances have occurred that could indicate impairment in the value of the Company’s long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, the Company determines the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value, with any amount in excess of fair value recognized as an expense in the current period. The Company determines estimated fair value through an evaluation of recent financial performance, recent transactions for similar assets, market conditions and projected cash flows using standard industry valuation techniques. Undiscounted cash flow projections and estimates of fair value amounts are based on a number of assumptions such as revenue and expense growth rates, estimated holding periods and estimated capitalization rates (Level 3).

Valuation of Long-Lived Assets.

Long-lived assets to be held and used, including property and equipment, right to use assets and definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2021, the Company has recognized certain impairments, See Note 3 - Real Estate, Property and Equipment, Net.

Gain (Loss) on Sale of Assets.

The Company enters into real estate transactions which may include the disposal of certain commercial shopping centers and hotels, including the associated real estate; such transactions are recorded in Note 5 – Discontinued Operations. The Company recognizes gain or loss on these property sales when the transfer of control is complete. The Company recognizes gain or loss from the sale of equity method investments when the transfer of control is complete, and the Company has no continuing involvement with the transferred financial assets.

Legal Proceedings and Claims.

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of the Company’s business, some of which may involve material amounts. The Company establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. The Company accounts for claims and litigation losses in accordance with FASB, Accounting Standards Codification™, or ASC, Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Lease Accounting.

The Company follows FASB ASC Topic 842, Leases, or ASC Topic 842, utilizing the modified retrospective transition method with no adjustments to comparative periods presented. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.

Lessee.

The Company regularly evaluates whether a contract meets the definition of a lease whenever a contract grants a party the right to control the use of an identified asset for a period of time in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease. The Company accounts for contracts that do not meet the definition of a lease under other relevant accounting guidance (such as ASC 606 for revenue from contacts with customers).

The Company’s lease agreements primarily consist of building leases. These leases generally contain an initial term of 15 to 17 years and may contain renewal options. If the Company’s lease agreements include renewal option periods, the Company includes such renewal options in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancelable term of the contractual arrangement.

The Company classifies its lessee arrangements at inception as either operating leases or financing leases. A lease is classified as a financing lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for financing lease classification is met. The Company has no financing leases as of December 31, 2021.

ROU assets associated with operating leases are included in “Right of Use Asset” on the Company’s audited balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in “Lease Liabilities, Current” and “Lease Liabilities, Long-Term” on the Company’s balance sheet as of December 31, 2021. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability plus or minus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.

The Company reviews the carrying value of its ROU assets for impairment, similar to its other long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company could record impairments in the future if there are changes in (1) long-term market conditions, (2) expected future operating results or (3) the utility of the assets that negatively impact the fair value of its ROU assets.

Lessor.

The Company’s lessor arrangements primarily included tenant contracts within shopping centers, which is included in discontinued operations. The Company classifies its leases at inception as operating, direct financing, or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of the Company’s tenant contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI) and is included in discontinued operations. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.

Certain of the Company’s arrangements with tenants contain both lease and non-lease components. In such circumstances, the Company has determined (1) the timing and pattern of transfer for the lease and non-lease component are the same and (2) the stand-alone lease component would be classified as an operating lease. As such, the Company has aggregated certain non-lease components with lease components and has determined that the lease components represent the predominant component of the arrangement.

Income Taxes.

The Company’s income tax expense includes U.S. income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences to be included in the Company’s audited consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized.

Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent, the Company believes that the Company is more likely than not that all or a portion of deferred tax assets will not be realized, the Company establishes a valuation allowance to reduce the deferred tax assets to the appropriate valuation. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a given period, the

Company includes the related tax expense or tax benefit within the tax provision in the audited consolidated statement of operations in that period. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the future, if the Company determines that it would be able to realize its deferred tax assets in excess of their net recorded amount, the Company will make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit within the tax provision in the audited consolidated statement of operations in that period.

The Company pays franchise taxes in certain states in which it has operations. The Company has included franchise taxes in general and administrative and operating expenses in its audited consolidated statements of operations.

Revenue Recognition.

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our audited consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires the Company to: (i) identify its contracts with customers, (ii) identify its performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to its performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

A substantial portion of the Company’s revenue at its independent living and assisted living communities relates to contracts with residents for services that are generally under ASC Topic 606. The Company’s contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short-term in nature. The Company has determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when the Company’s performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our audited consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in accrued expenses and other current liabilities in our audited consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident’s agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our audited consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

Core Business – Continuing Operations.

Resident Care Contracts. Resident fees at the Company’s senior living communities may consist of regular monthly charges for basic housing and support services and fees for additional requested services and ancillary services. Fees are specified in the Company’s agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed the first of the month. Funds received from resident in advance of services are not material to the Company’s audited consolidated financial statements.

Below is a table that shows the breakdown by percent of revenues related to contracts with residents versus resident fees for support or ancillary services.

	For the years ended December 31,
	2021	%	2020	%
Revenue from contracts with customers:
Resident rent - over time	$12,104,591	94%	$12,287,423	97.1%
Day care	278,329	2%	-	-
Amenities and conveniences - point in time	498,755	4%	368,104	2.9%
Total revenue from contracts with customers	$12,881,675		$12,655,527	100. %

Rent increases helped augment revenue in 2021 however, total revenue decreased due to the relinquishment of operations in Simpsonville, NC. in September 2021, resulting in a decrease in total revenue in Q4. Day care revenue is from Primrose Day care center which was purchased in 2021. Seven months of day care revenue are included in the total.

Other Operating Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020 by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds received pursuant to the Provider Relief Fund of the CARES Act for which the Company has determined that it was in compliance with the terms and conditions of the Provider Relief Fund of the CARES Act. The Company recognized other operating income in its consolidated statements of operations to the extent it had estimated that it had COVID-19 incurred losses or related costs for which provisions of the CARES Act is intended to compensate. The amount of income recognized for these estimated losses and costs is limited to the amount of funds received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received.

During the year ended December 31, 2021 the Company has received HHS Government grants amounting to $289,487 and total HHS Government grants received by the Company of $675,868. As of December 31, 2021, the Company has included the funds as part of other income in the statement of operations. (See “Note 1 - Description of Business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern – HHS Government Grants”).

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Discontinued Operations.

Hotels. During 2020 the hotel operations were suspended due to the COVID-19 and as of the date of this Report, the Company does not have any hotel properties.

The hotels’ results of operations consist primarily of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Hotel operating revenues are disaggregated into room revenue, ancillary hotel revenue and other revenue on the audited consolidated statements of operations. Revenues are recorded net of any discounts or sales, occupancy or similar taxes collected from customers at the hotels, in the audited consolidated statements of operations under discontinued operations.

Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to occupy hotel rooms for one or more nights. The Company’s performance obligations are fulfilled at the end of each night that the customers have the right to occupy the rooms. Room revenues are recognized daily at the contracted room rate in effect for each room night.

Food and beverage revenues are generated when customers purchase food and beverage at a hotel’s restaurant, bar or other facilities. The Company’s performance obligations are fulfilled at the time that food and beverage is purchased and provided to the customers.

Other revenues such as cancellation fees, telephone services or ancillary services such as laundry are recognized at the point in time or over the time period that the associated good or service is provided.

Payment received for a future stay is recognized as an advance deposit, which is included in Other Current Liabilities in Discontinued Operations on the Company’s consolidated balance sheet (see Note 5 – Discontinued Operations). Advance deposits are recognized as revenue when rooms are occupied, or goods or services have been delivered or rendered to customers. Advance deposits are generally recognized as revenue within a one-year period.

Commercial Shopping Centers and other Rental Properties: Leasing revenue from commercial shopping centers includes minimum rents, percentage rents, tenant recoveries and other leasing income which are accounted for under ASC Topic 842. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Percentage rents are recognized and accrued when tenants’ specified sales targets have been met. Estimated recoveries from certain tenants for the pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate, and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Cost of Product Revenue.

Cost of product revenue represents direct and indirect costs incurred to bring the product to saleable condition.

Research and Development Expenses.

All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of the Company’s technologies under development, and (iii) other research and development costs including allocations of facility costs.

PPP Loans.

The Company recognizes Paycheck Protection Program loans (PPP loans) under the Small Business Administration as debt instruments in accordance with ASC 470, Debt. When the loan proceeds are received, a long-term liability account (i.e., “PPP Loan Liability”) is set up. The presentation of the loan in the balance sheet is accounted for in accordance with U.S. GAAP regarding the presentation of assets and liabilities, whereas the portion of the loan due within 12 months from year end will be considered a current liability and the remaining portion will be considered a long-term liability. Also, under this guidance, a borrower should not recognize any income from the extinguishment of its debt until the borrower has been legally released as the primary obligor under the loan. In addition, the forgiveness of PPP loans as income has been recorded as other income and not included in income from operations based on the unprecedented nature of COVID-19.

HHS Government Grants.

The Company recognizes income for government grants when grant proceeds are received and the Company determines it is reasonably assured that it will comply with the conditions of the grant, the Company will recognize the distributions received in the income statement on a systematic and rational basis. The Company will estimate the fair value of the grant using the applicable HHS definitions of health care related expenses and lost revenue attributable to COVID-19, considering the Company’s projected and actual results at the end of each reporting period.

Upon conclusion that Clearday, Inc. is reasonably assured that it has met the conditions of the grant, it must measure the amount of unreimbursed health-care related expenses and lost revenue related to COVID-19 at the end of each reporting period and release that amount from Refundable Advance to Other Revenue. During the year ended December 31, 2021 the Company has received grant amounting to $289,487 and total grant received so far by the Company amounts to $675,868.

ERTC Funds.

The Company is eligible to claim the employee retention tax credit (“ERTC”) for certain of our employees under the CARES act. The refundable tax credit for 2021 is available to employers that fully or partially suspend operations during any calendar quarter in 2021 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 70% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $7,000 per employee. We estimate that we will be eligible to claim tax credits of approximately $1.6 million per quarter for 2021. The credit was modified and extended for wages paid from January 1, 2021 through December 31, 2021 by the Consolidated Appropriations Act, 2021. Certain of these credits are obtained by refunds of employer taxes that have been paid and other amounts were obtained by reducing the amount of withholdings remitted to the IRS. The ERTC has recently been terminated as of fourth quarter of 2021.

General and Administrative Expenses.

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs, depreciation and amortization, and other general corporate overhead expenses.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and clarifies that receivables arising from operating leases are not in the scope of this ASU. These ASUs are effective for reporting periods beginning after December 15, 2022. The Company is assessing the potential impact that the adoption of these ASUs will have on its audited consolidated financial statements.

In December 2019, the FASB also issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain requirements under Topic 740, including eliminating the exception to intra-period tax allocation when there is a loss from continuing operations and income from other sources, such as other comprehensive income or discontinued operations. The amendments in this ASU are effective for the fiscal year beginning after December 15, 2020. The Company has determined that this ASU does not have a material impact on its audited consolidated financial statements.

In March 2021, the FASB issued ASU 2021-03 - Intangibles - Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events, which requires entities to monitor and evaluate goodwill impairment triggering events throughout the reporting period. ASU 2021-03 provides an accounting alternative to perform the goodwill impairment triggering event evaluation as required in Subtopic 350-20 as of the end of the reporting period, whether the reporting period is an interim or annual period. This alternative requires entities to evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this Update do not require incremental disclosures beyond the existing requirements in Topic 235, Notes to Financial Statements, and Subtopic 350-20. ASU No. 2021-03 was effective for fiscal years beginning after December 15, 2019. ASU 2021-03 was adopted by the Company on January 1, 2021. The adoption of this new guidance did not have a material impact on the consolidated financial statements of the Company.

In May 2021, the FASB issued ASU 2021-04 - Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Modifications and exchanges should be treated as an exchange of the original instrument for a new instrument. The amendment requires entities to measure the effect as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged if the modification or the exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements.

For all other modifications or exchanges, the effect should be measured as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged for all other modifications or exchanges. The amendments require entities to recognize the effect on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments also require entities to recognize the effect in accordance with the guidance in Topic 718, Compensation - Stock Compensation. ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. ASU 2021-04 will be adopted on January 1, 2022.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Merger.

On September 9, 2021, the Company completed the merger that is described in Note 1 in this Report “Description of business, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern - Merger between Allied Integral Untiled, Inc and AIU Special merger Company, Inc and Name Change.” The merger was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees.

The total preliminary purchase price paid in the Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Merger. The following summarizes allocation of purchase price paid in the Merger (in thousands, except share and per share amounts):

Number of shares of the combined organization owned by the Company’s pre-merger stockholders	1,276,042
Multiplied by the fair value per share of Superconductor common stock	$2.65
Fair value of consideration issued to effect the Merger (preliminary)	$3,381,510
Transaction costs	-
Purchase price	$3,381,510

The allocation of the purchase price is as follows

Cash acquired	$259,005
Net assets acquired:
Prepaid expenses	162,434
Inventory	68,000
Investment in AIU real estate (eliminated in consolidation)	1,600,000
Accounts payable and accrued expenses	(298,353)
Accrued compensation	(1,000,000)
Debt assumed	(468,040)
Total net assets	64,041
Fair value of excess of purchase price over net assets acquired – Preliminary Goodwill	3,058,464
Purchase price	$3,381,510

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

3.	Real Estate, Property and Equipment, Net

Property and equipment, net, consists of the following:

Memory Care Facilities and Corporate

	Estimated Useful Lives	December 31, 2021	December 31, 2020

Land		$1,255,477	$1,940,389
Building and building improvements	39 years	4,508,797	7,277,693
Furniture, fixtures, and equipment	3-7 years	5,127,466	2,588,781
Total		10,891,740	11,806,863
Less accumulated depreciation		(3,472,904)	(2,953,579)
Real estate, property and equipment, net		$7,418,835	$8,853,284

Non-core businesses classified as assets held for sale:

	Estimated Useful Lives	December 31, 2021	December 31, 2020
Land		$1,688,070	$4,288,915
Building and building improvements	39 years	466,447	5,898,419
Furniture, fixtures and equipment	5-7 years	-	2,099,568
Other	3-5 years	-	200,969
Total		2,154,517	12,487,871
Less accumulated depreciation		(68,272)	(4,175,035)
Real estate, property and equipment, net		$2,086,245	$8,312,836

The Company recorded depreciation expense relating to real estate, property, and equipment for the Company’s memory care facilities and corporate assets in the amount of $529,748 and $601,314 for the years ended December 31, 2021 and 2020, respectively.

The Company has reviewed the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the value of an asset is not recoverable, the Company determines the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. The Company determined estimated fair value based on input from market participants, the Company’s experience selling similar assets, market conditions and internally developed cash flow models that the Company’s assets or asset groups are expected to generate, and the Company considers these estimates to be a Level 3 fair value measurement.

Based on the Company’s review of carrying value of long-lived assets included in discontinued operations, the Company concluded that a)several of its properties were sold and did not warrant consideration; b) certain properties belonging to their continuing operations segment generate revenue, are cash flow positive and have assets with low carrying values as compared to the recoverable amounts and therefore do not meet impairment requirements; and that c) several properties might be impaired due to extended closures. Both the SeaWorld and Buda hotels have experienced extended closures since March, 2020 due to the COVID-19 pandemic and this has meant significant reductions in cash flows and on the ability to repay the mortgage loans on the properties. The Company transferred the SeaWorld property to the lender in the first Quarter of 2021 and in the fourth quarter of 2021, sold the Buda hotel. The SeaWorld hotel was impaired in the amount of $986,000 in the third Quarter of 2020 and $600,000 in the fourth Quarter of 2020. Additionally, the Buda hotel was impaired in the amount of $811,061 in the fourth Quarter of 2020.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

On March 10, 2021, the Company executed a side agreement with the lender of the SeaWorld Hotel Note (“SeaWorld Settlement Agreement”) that provided for the transfer of the hotel property to the lender and the limitation of the obligations to the Company and the guarantors. See Note 5 – Discontinued Operations.

On May 24, 2021, the Company entered into an agreement to sell its Buda Hotel in the amount of $4,350,000. This property was sold on October 1, 2021 under the terms of this agreement, as described in Note 5 – Discontinued Operations. Considering the above offer for sale and guidance available as per ASC 360, management considered the offer price less cost of transfer as fair market value of group assets of Buda Hotel and reversed the impairment provision of $811,061 on June 30, 2021.

4.	Leases

The Company follows ASC 842, as discussed in Note 1 – Summary of Significant Accounting Policies, the Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess the lease identification, lease classification, and initial direct costs. The Company has elected the accounting policy practical expedient to exclude recording short term leases for all asset classes, as right-of-use assets, and lease liabilities on the audited consolidated balance sheet. Finally, the Company has elected to recognize lease components and non-lease components separately for real estate leases.

Leases for Memory Care Facilities.

The Company leased three memory care facilities from MHI-MC San Antonio, LP, MHI-MC Little Rock, LP, and MHI-MC New Braunfels, LP (collectively “MHI entities”) under three separate lease agreements and originally recorded a right of use asset and a lease liability of $35,782,153. The Amended Leases contain three options to renew, which were not considered reasonably certain of being exercised as of the lease commencement date nor the balance sheet date.

As of December 31, 2021, the Company leased one memory care facility from MC-Simpsonville, SC-1-UT, LLC (the “Simpsonville Landlord”) under a 15-year non-cancelable lease agreement. Provided the Company is not in default, the lease agreement has three successive five-year renewal options and has the right of first refusal to acquire the Simpsonville Landlord’s interest in the property in certain situations. Beginning January 2019, the Company ceased paying the Simpsonville Landlord rent. The Landlord filed a lawsuit against the guarantors of the lease and on October 21, 2020, the trial court issued a final judgment of the damages for the plaintiff in the amount of $2,801,365. The trial court has not made findings of fact related to the Company’s liability under the Lease. Additionally, the Company has appealed the trial court judgement as they believe it has reasonable likelihood of success to reduce certain fees in the amount of $190,043 in past taxes and $248,074 in attorney’ fees. In connection with this appeal, the Guarantors made a cash deposit to the trial court of $2,763,936. The Company has accrued an amount that it determines is reasonable with respect to this contingency. See Note 7 – Commitments and Contingencies for additional information.

All leases are classified as operating leases. The Company does not have any leases within its non-core business. Therefore, no right-of-use assets or lease liabilities were recorded within non-current assets held for sale or lease liability on the audited consolidated balance sheet following the adoption of ASC 842. Weighted-average remaining lease terms and discount rate as of December 31, 2021, are 13.5 years and 8.25%, respectively.

Per ASC 360-10-35-21, the Company performed an impairment test on our long term assets, including ROU or leased assets. The New Braunfels, Simpsonville, Naples Operating and Naples LLC facilities failed the recoverability test as set out in the accounting standard. As a result, the New Braunfels, Simpsonville, Naples Operating and Naples LLC facilities incurred impairment charges in the amounts of $1,423,328, $227,473, $77,369 and 2,668,059, respectively in the year 2021.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Lease Costs.

For the years ended December 31, 2021 and, 2020, the lease costs recorded in the audited consolidated statement of operations are as follows:

	For the years ended December 31,
	2021	2020
Lease costs:
Operating lease costs	$4,885,958	$4,545,660
Short-term lease costs	44,591	95,184
Total lease costs	$4,930,549	$4,640,844

Operating Lease Payments.

The following table summarizes the maturity of the Company’s operating lease liabilities as of December 31, 2021:

Year Ending December	Operating Leases

2022	4,974,059
2023	4,114,830
2024	4,211,665
2025	4,310,799
2026	4,412,289
2027	4,516,191
Thereafter	40,289,687
Total minimum lease payments	$66,829,520
Less: amounts representing interest	29,232,896
Present value of future minimum lease payments	37,596,624
Less current portion	953,817
Non-current lease liabilities	$36,642,807

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

5.	Discontinued Operations

The Company held two hotel properties during 2021, each of which were classified as non-core assets and had experienced an extended closure since March 2020 due to the COVID-19 pandemic, resulting in significant reductions in cash flows and ability to repay the separate mortgage loans on these properties.

SeaWorld Hotel.

During the year ended December 31, 2021, the Company entered into an agreement with Pender Capital Asset Based Lending Fund I, L.P. regarding the SeaWorld hotel property and transferred the property to this lender. This lender agreed to limit the aggregate obligations under the secured obligations to the amount of the deficiency realized by the lender on the subsequent sale of the SeaWorld hotel property, subject to an aggregate specified limit assuming that the Company complied with the terms of the agreement. In May, 2021, the lender sold the SeaWorld hotel property which created an aggregate deficiency of $216,000 plus the required payment of taxes in the amount of $82,500 which the Company has accrued as of December 31, 2021. Furthermore, the Company is liable to pay the property taxes for 2021, which amount would be due by January 31, 2022 and is approximately $20,000.

Buda Hotel.

As of May 24, 2021, the Company has entered into an agreement for the sale of the Buda hotel property amounting to $4,350,000. The sale closed on October 1, 2021 and resulted in a gain of $204,719 after deducting fees and the net book value of the property

The Company previously recognized an impairment provision amounting to $811,061 for this property in accordance with ASC360 and ASC820. Considering the sale offer and guidance available as per ASC 360, the Company considered the offer price less cost of transfer as fair market value of the Buda hotel property and reversed the impairment provision of $811,061 on June 30, 2021. The impairment amount was included in the other income portion of the audited statement of operations—discontinued operations and was also included in the income from discontinued operations line item in the audited consolidated statement of operations.

The sale of the Buda hotel property completes the sale of all of the Company’s hotel properties and relieves approximately $4,500,000 of financing liabilities and approximately $4,100,000 of long-term assets, net of accumulated depreciation, from the Company’s audited consolidated balance sheet resulting in a gain of $204,719.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

During the year ended December 31, 2020, the Company sold three non-core assets: A hotel property, commercial real estate property and the remaining portion of a previously sold commercial real estate property. The commercial real estate property and the hotel property, which were owned separately by two of the Company’s subsidiaries in San Antonio, Texas, were sold, with proceeds of $13,300,000 and $2,500,000, respectively. Additionally, the remaining portion of a commercial real estate property located in San Antonio, Texas, was also sold, with proceeds of $700,000. See Note 6 - Indebtedness for more information regarding these and other transactions.

	Commercial Property #1	Hotel Property	Parcel - Commercial Property #2	Total 2020
Contract sales price	$13,300,000	$2,500,000	$700,000	$16,500,000
Fees	(1,461,312)	(134,043)	-	(1,595,355)
Seller buildout obligation	(856,085)	-	-	(856,085)
Net book value of assets	6,425,983	1,981,889	622,466	9,030,338
Gain/(loss) on sale of assets	$4,556,620	$384,068	$77,534	$5,018,222

During the year ended December 31, 2021, the Company sold two non-core assets: The two hotel properties were owned separately by two of the Company’s subsidiaries in San Antonio, Texas. Hotel Property #1 was sold with proceeds of $4,350,000 and Hotel Property #2 was surrendered to its lending institution.

	Hotel Property #1	Hotel Property #2	Total 2021
Contract sales price	$4,350,000	$-	$4,350,000
Fees	(111,056)	165,000	53,944
Seller buildout obligation	26,836	2,900,000	2,926,836
Net book value of assets	(4,061,061)	(2,950,000)	(7,011,061)
Gain/(loss) on sale of assets	$204,719	$115,000	$319,719

The following statements are the audited consolidated balance sheets and income statements for the Company’s discontinued operations:

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$20,615	$343,044
Restricted cash	-	8,201
Accounts receivable	-	18,421
Prepaid expenses	-	23,641
Total current assets	20,615	393,307
Due from related parties
Investments in non-consolidated entities	-	77,056
Note Receivables	-	6,323
Real estate, property and equipment, net	2,086,245	8,312,836
Total long-term assets held for sale	2,086,245	8,396,215
TOTAL ASSETS	$2,106,860	$8,789,522
LIABILITIES
Current liabilities:
Accounts payable	$-	$66,650
Accrued expenses	438,192	1,031,584
Accrued interest		133,170
Current portion of long-term debt	1,000,000	4,107,599
Due to related parties
Total current liabilities	1,438,192	5,339,003

Long-term liabilities:
Note payable	487,678	784,945
Long-term debt, less current portion	225,169	5,121,760
Total long-term liabilities held for sale	712,847	5,906,705
TOTAL LIABILITIES	$2,151,039	$11,245,708

Shareholders’ Equity
Total shareholders’ equity	(44,179)	(2,456,285)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,106,860	$8,789,522

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

	Years ended December 31,
	2021	2020
REVENUES
Hotel room and other revenue	$-	$353,437
Commercial property rental revenue	85,346	220,388

Total revenues, net	85,346	573,825

Costs and expenses
Operating expenses	1,949,773	598,995
Impairment	-	2,397,114
General and administrative expenses	1,077,735	1,487,515
Total operating expenses	3,027,508	4,483,624

Loss from operations	(2,942,162)	(3,909,799)

Other/(income) expenses
Interest expense	230,368	696,431
Gain on disposal of assets	319,718	(5,018,222)
Equity income from investees, net of applicable taxes	-	(402,976)
Impairment expense (recovery)	(811,061)	-
Other (income) expenses	5,155,757	(300,572)
Total (income)/expense	5,416,731	(5,025,339)

Net (loss) income	$2,474,568	$1,115,540

6.	Indebtedness

As of December 31, 2021, and December 31, 2020, the current portion of long-term debt within the Company’s audited financial statements for our core MCA and Corporate facilities is $7,169,994 and $1,623,375 respectively. As of December 31, 2021 and 2020 the long term debt less the current portion of the company debt is $5,572,427 and $4,810,673, respectively. As of December 31, 2021, and December 31, 2020, the debt associated with our current portion of long-term debt within the Company’s audited consolidated financial statements for our assets held for sale as is $1,000,000 and $5,539,003, respectively. This debt is expected to be repaid primarily with the proceeds from the sales of these assets. See Note 2 – Summary of Significant Accounting Policies for more information about the Company’s assets held for sale.

Interest and Future Maturities.

The Company has recorded interest expense in the accompanying audited consolidated financial statements of $1,071,756 and $372,954 for the year ended December 31, 2021, and 2020, respectively, and $309,914 and $796,431 for discontinued operations for the same periods.

The change in the interest expense reflects primarily the impact of the repayment of debt since the beginning of the prior year period and during this period, offset in part by incurrence of indebtedness at the latter part of this period at higher and lower interest rates.

As of December 31,	Continuing Core	Discontinued Non-Core	Total
2022	7,438,139	1,000,000	8,438,139
2023	5,014,975	0	5,014,975
2024	57,452		57,452
2025	500,000	487,678	987,678
Thereafter	-	225,169	225,169
Total obligations	$13,010,566	$1,712,847	$14,723,413

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

The following table summarizes the maturity of the Company’s long-term debt and notes payable as of December 31, 2021:

	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
Memory Care (Core) Facilities:
Naples Mortgage		3.99%	$-	$2,731,100
Naples Equity Loan	May 2023	9.95%	4,550,000	-
Libertas Financing Agreement	May 2022	33.00%	283,685	-
New Braunfels Samson Funding 1	April 2022	25.00%	80,467	-
New Braunfels Samson Group 2	April 2022	39.00%	80,467	-
Naples Operating Samson Funding	April 2022	31.00%	92,519	-
Naples LLC CFG Merchant Solutions	September 2022	15.00%	134,239
MCA Invesque Loan(1)	January 2022	8.50%	57,452	1,610,577
New Braunfels Business Loan	March 2022	6.25%	64,072	185,359
Gearhart Loan(2)	December 2022	7.00%	213,578	238,578

Five C’s Loan	June 2022	9.85%	325,000	325,000
Equity Secure Funds 1, LLC	June 2022	11.5%	1,000,000
Buda 2k Loan Hospitality	October 2022	15.0%	100,000
SBA PPP Loans	February 2022	1.00%	2,510,998	1,364,962
Notional amount of debt			9,492,477	6,455,576
Less: current maturities			4,910,863	1,623,375
Unamortized Discount			-	21,528
			$4,581,614	$4,810,673
Non-core businesses classified as liabilities held for sale:
Hotels:
Seaworld Hotel Note (3)	January 2021	Variable	$-	$3,395,000
Buda Hotel Note (4)	November 2036	Variable	-	4,046,771
PPP Loan				255,300
Buda Tax Loans (5)	May 2031	8.99%	-	271,365
Notional amount of debt			-	7,968,436
Less: current maturities			-	3,395,000
			$-	$4,573,436

Real Estate:
Artesia Note (6)	June 2033	Variable	$225,436	$238,168
Tamir Note	March 2022	12.00%	300,000	300,000
Leander Note	March 2022	12.75%	700,000	700,000
Notional amount of debt			1,225,436	1,238,168
Less: current maturities			1,000,000	712,599
			$225,436	$525,569

As of December 31, 2021, the current portion of long-term debt on the accompanying audited consolidated balance sheet for core business operations includes $189,809 of unamortized debt discounts. As of December 31, 2020, the long-term debt on the accompanying audited consolidated balance sheet for non-core business operations includes $21,528 of unamortized debt discount.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Notes:

(1)	Note is issued by MCA and is secured by all of MCA’s assets which consist primarily of its ownership of its residential facilities.

(2)	Note is issued by MCA and is secured by a senior subordinated lien on all of MCA’s assets which consist primarily of its ownership of its residential facilities. This stated maturity of this note has been extended to December 31, 2022.

(3)	Obligations have been compromised under the terms of a settlement agreement as of March 10, 2021 to approximately $318,500, as described above.

(4)	This note is a senior secured with an interest rate equal to greater of 10.5% or 30-day LIBOR plus 8.175%. This note was repaid in full in connection with sale of the mortgaged property as described in Note 15 - Subsequent Events.

(5)	Interest rate is 8.99%, per annum and is secured by the Buda Hotel property. This note was repaid in full in connection with sale of the mortgaged property as described in Note 15 - Subsequent Events.

	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
Core Businesses (Continuing Operations) Notes Payable
Cibolo Creek Partners promissory note	December 2025	0.09%	$66,208	$-
EIDL SBA Treas 310	December 2051	3.75%	494,900
AGP Contract	October 2022	2.00%	2,522,922
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Notional amount of debt			3,584,030	500,000
less current maturities			2,522,922
			1,061,108
Other Current Liabilities
Related Party Payable - Guarantee Fees			283,023	139,883
			$283,023	$139,883

Non-Core Businesses (Discontinued Continuing Operations) Notes Payable
Cibolo Creek Partners promissory note	December 2025	0.09%	$421,470	$641,804
Notional amount of debt			421,470	641,804

Other Current Liabilities
Related Party Payable - Guarantee Fees			-	143,141
			$421,470	$784,945

In addition, the Company has an obligation for the payment of the acquisition of the Primrose adult daycare center of $110,000 getting due for payment on May 31, 2022.

Memory Care (Core) Facilities:

Naples Equity Loan.

On April 29, 2021, the Company executed a secured promissory note with Benworth Capital Partners, LLC in the amount of $4,550,000. The original Naples mortgage was paid off in the amount of $2,739,195 and there were closing costs of $354,357 which netted the Company proceeds in the amount of $1,456,448. This secured promissory note is a one-year loan with interest only payments at a fixed interest rate of 9.95%. This loan is guaranteed by certain officers of the Company and is secured by the Memory Care facility located at 2626 Goodlette-Frank Road, Naples, Florida 34105.

Libertas Financing Agreement.

On May 25, 2021, the Company executed a merchant cash advance loan with Libertas Funding LLC in the amount of $737,000 with a purchase price consideration of $550,000 less $11,000 in origination fees for net proceeds of $539,000. The debt discount on the loan is $187,000 and will be amortized over the life of the loan. The weekly payment amount under the agreement is $14,623 and interest rate associated with this agreement is 1.28% per week. Additionally, the Company can terminate the transaction at any time by repurchasing future receipts sold to purchaser but not delivered. This agreement has no stated maturity date. However, based on historical revenue, management has estimated that repayment will 12 months. The obligations under this agreement are guaranteed by James Walesa, the Chairman and CEO of the Company.

New Braunfels Samson Funding 1.

The Company entered into a Futures Receipts Sale and Purchase Agreement dated as of September 28, 2021 (“Factoring Agreement 1”), with Cloudfund LLC d/b/a Samson Group (“NB Financier 1”). Under Factoring Agreement 1, a specified percentage of its future receipts (as defined by Factoring Agreement 1, which include the future resident revenues in the New Braunfels residential care facility owned by MCA) were sold to NB Financier 1, which were equal to $142,000 for a purchase price of $100,000, less origination and other fees of $5,075. The obligations under Factoring Agreement 1 are repaid in 10 equal weekly installments. Factoring Agreement 1 expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds. The obligations under Factoring Agreement 1 are guaranteed by James Walesa, the Company’s Chairman and Chief Executive Officer.

The Company entered into a Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated as of September 28, 2021 (“Factoring Agreement 2”) Samson MCA LLC (“NB Financier 2”). Under Factoring Agreement 2, a specified percentage of its future receipts (as defined by Factoring Agreement 2, which include the payments to MCA as a result of its sale of goods and/or services such as its future resident revenues in the New Braunfels residential care facility owned by MCA), which were equal to $142,000 for a purchase price of $100,000, less origination and other fees of $5,075. Factoring Agreement 2 expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds. The obligations under Factoring Agreement 2 are guaranteed by James Walesa, the Company’s Chairman and Chief Executive Officer.

PPP Loans.

In May 2020, the Company was granted four separate loans under the Paycheck Protection Program (the “PPP Loans”) administered by the United States Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which has enabled the Company to retain the Company’s employees during the period of disruption created by the Coronavirus pandemic. The PPP Loans, which are evidenced by Notes issued by the Company (the “Note”), mature in May 2022 and bear interest at a fixed rate of 1.0% per annum, accruing from May 2020 (“Loan Date”) and payable monthly. The Note is unsecured and guaranteed by the SBA. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the notes or related documents, reorganizations, mergers, Consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions. The PPP Loans may be accelerated upon the occurrence of a default. During the year, the Company has received an additional $2,042,958 in PPP loans. Superconductor Technologies also received a PPP Loan in the amount of $468,000 that was still outstanding at the time of acquisition.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

AGP Loan.

The Company entered into an unsecured promissory note with A.G.P./Alliance Global Partners (“AGP”) which was the financial adviser to AIU in connection with the merger. The $2,630,000 principal amount of this note represents the unpaid fee amount then owed to AGP for its services. Interest under this note accrues at 2% per annum. The Company makes monthly payments of $30,000 and will pay 50% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions. Accrued and unpaid obligations of this note are due on September 10, 2022.

MCA Invesque Loan.

Effective July 31, 2019, the Company signed an amended and restated promissory note with the landlord parties, as defined for the principal sum of $3.3 million (the “A&R MCA Note”), including the previously outstanding principal balance of $300,000. Proceeds from the loan were used to pay outstanding obligations to certain landlords of three leased memory care facilities related to a settlement agreement between the parties. See Note 7 – Commitments and Contingencies.

Beginning January 2020, the Company is required to make monthly principal and interest payments of $47,812. The loan has a fixed interest rate of 8.5%.The note is guaranteed by certain officers and directors of the Company and is collateralized by a pledge of proceeds from the sale of the Naples facility and another specified property interest (in Westover Town Center) that was sold in 2021.

In April 2021, there were three properties in which the Company had an interest and whose proceeds from any sale were pledged to the lender in collateral to the guarantees. One of those interests, Westover Town Center, was sold and the proceeds in the amount of $1,128,126 was used to pay down $1,000,000 against the Invesque loan balance in September 2021. The loan was paid off in February 2022.

Gearhart Loan.

On April 1, 2012, the Company executed a promissory note with Betty Gearhart for $200,000 (the “Gearhart Note”). Interest accrues at a fixed rate of 7.0% and is payable quarterly in January, April, July and October. In April 2015, the Company executed the First Amended and Restated Promissory Note in the principal amount of $218,578 which extended the maturity date until April 2017. The note is collateralized by the debtor granting a security interest to Betty Gearhart including all assets of MCA, LLC as well as any proceeds (including insurance proceeds) of any and all of the foregoing collateral. The maturity date of the loan was further extended in April 2017, April 2018 and April 2020. The Second Amendment to the Amended and Restated Promissory Note (the “Second Amendment”) was executed on March 5, 2020 in the principal amount of $218,578 and has a maturity date of April 1, 2021. The scheduled maturity date of this note has been further extended to December 15, 2021. Clearday is negotiating the terms of an additional extension or forbearance with this lender. However, there can be no assurance that any such agreement will be on terms that are acceptable to Clearday, or at all.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Five C’s, LLC Loan.

As of April 1, 2019, the Five C’s LLC entered into an agreement issuing capital stock that reduced obligations under an existing promissory note to $325,000. Under a February, 2021 extension agreement, the interest rate was set to 9.85% per annum and maturity date was extended. The maturity date is currently June 30, 2022. This maturity date will be extended by the parties for successive six-month periods unless the noteholder provides notice to the borrower that the term shall not be extended on or prior to the date that is 30 days prior than the then maturity date of the note.

Equity Secure Fund I, LLC.

On March 26, 2021, the Company executed a promissory note for $1,000,000 with Equity Secured Fund I, LLC. The loan matures on March 26, 2022 and was subject to one (1) twelve (12)-month extension option. The interest rate of the loan is 11.50% and is guaranteed by certain officers and is collateralized the building located at 8800 Village Drive in San Antonio, Texas. Total proceeds received by the Company was $803,063 after adjusting the interest for the period amounting to approximately $115,000, which is classified as prepaid interest in the audited consolidated balance sheet; $44,891 and $5,575 that was paid for prepaid property tax and prepaid insurance respectively (both of which) are included in “net deferred finance cost” and $31,511 in closing costs.

EIDL Loan

In December 2021, the company received an Economic Injury Disaster Loan (EIDL) in the amount of $494,900 from the US Treasury. The loan is due in 2051 and carries an interest rate of 3.75%. This loan is guaranteed by certain officers of the company

Debt Related to Assets Held for Sale

SeaWorld Hotel Note.

On July 12, 2019, the Company executed a loan agreement with Pender West Credit 1 REIT, LLC for a principal amount of $3,395,000 (“SeaWorld Hotel Note”) to refinance existing financing for the hotel. The note had an initial maturity date of August 1, 2020 and is collateralized by a security interest in the property and other assets within the property. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a variable interest rate equal to the greater of 10.5% or LIBOR plus 8.175%. The note has been paid off.

Buda Hotel Note.

In November 2011, the Company executed a commercial loan agreement with Members Choice Credit Union totaling $4.8 million (“Buda Hotel Note”) to fund the construction of the Buda Hotel, purchase equipment, establish adequate working capital, and pay closing costs. The note matures on November 2036 and is collateralized by a security interest in the property and other assets within the property. The Company must pay principal and interest payments of $31,486 during the term of the note which are subject to change to amortize the principal payments of the note. The note has a variable interest rate of Prime plus 2.75% and is collateralized by a security interest in the property and other assets within the property. The note has been paid off.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Buda Tax Loans.

In February 2020, the Company executed a Promissory Note with TaxCORE Lending, LLC (“Buda 2020 Tax Loan”) for a principal amount of $373,369 to finance property taxes associated with the Buda Hotel and to fully repay the Buda Tax Loan. The note matures on May 31, 2031 and is collateralized by a tax lien secured by the Buda Hotel located in Buda, Texas. The note has a fixed interest rate of 8.99%. With adequate notice, the Company may prepay the note without penalty.

On August 18, 2021, the Company entered into a settlement regarding the Buda Texas property taxes to approximately $141,000, which were paid by a cash payment by the Company including net proceeds from a loan of the principal amount of $120,000, payable monthly over 12 months at no interest beginning in November 2021. This loan is guaranteed by Cibolo Rodeo (a subsidiary of the Company) collateralized by the 2 acre parcel of land owned by Cibolo Rodeo and a personal guarantee by BJ Parrish, the Chief Operating Officer of the Company.

2K Hospitality Secured Note.

On August 18, 2021, the Company through its subsidiary that owned the Buda hotel property and a subsidiary that owns land located in Cibolo, Texas, jointly entered into a secured promissory note with 2K Hospitality, LLC, in the principal amount of $120,000, payable without interests (assuming no payment default) in 12 monthly payments commencing on November 1, 2021. The obligations are secured by a second mortgage on the Cibolo, Texas property. The obligations of this note are guaranteed by BJ Parrish, a director and Chief Operating Officer of the Company.

Artesia Note.

On April 1, 2013, the Company executed a promissory note with FirstCapital Bank of Texas, N.A. for a principal amount of $314,500 (“Artesia Note”). the Company executed an amendment to the Artesia Note on July 23, 2018 (“Amended Artesia Note”). The Amended Artesia Note had a principal balance of $266,048 upon execution. The original maturity date of the note was March 1, 2018, which was extended to June 23, 2033 in the Amended Artesia Note. The note requires equal monthly principal and interest payments through maturity and has no prepayment penalties. The note has a variable interest rate equal to the greater of 6.0% or the Prime rate plus 1.0%. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. As of December 31, 2021, the interest rate for this loan is 6% (the greater of 6% or the Prime rate of 3.25% plus 1.0%).

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Tamir Note.

On March 12, 2010, the Company executed a promissory note with Tamir Enterprises, Ltd. for a principal amount of $475,000 (“Tamir Note”). The Company has executed subsequent amendments to the Tamir Notes on March 1, 2013, March 12, 2016, and March 19, 2019 (collectively, the “Amended Artesia Note”). The Amended Artesia Note had a principal balance of $351,418 upon execution. As a result of the March 19, 2019 amendment, the maturity date of the note is March 12, 2022. The note requires monthly interest payments through maturity and has no prepayment penalties. The note has a fixed interest rate of 12.0% plus an additional 2% for accrued interest outstanding. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company.

Leander Note.

On October 5, 2018, the Company executed a loan agreement with Equity Security Investments for a principal amount of $700,000 (“Leander Note”) to refinance existing financing for the hotel. The note had an original maturity date of October 5, 2019 and was collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. The Company exercised an extension option which extended the maturity of the note to October 5, 2020. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a fixed interest rate 12.75%. As of October 12, 2020, the maturity of the note has been extended to April 5, 2021.

On April 20, 2021, the Company has exercised a one-year extension option on the Leander note that extends the new maturity date to April 5, 2022. The note has a fixed interest rate of 12.75%, which requires payment of interest on monthly rest, until the Maturity Date, at which time all outstanding principal and interest shall be finally due and payable.

Notes Payable.

The Company has notes payable to Cibolo Creek Partners, LLC, its affiliate Round Rock Development Partners, LP. These notes have a maturity date of December 31, 2025, and there is no interest accruing on any of these notes. Each of these lenders was a related party when the obligations were incurred. For more information, see Note 9 - Related Party Transactions.

7.	Commitments and Contingencies

Contingencies.

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease regarding alleged material construction and related defects of the Simpsonville Facility and other memory care facilities that have been built by Embree and are leased by subsidiaries of MCA, including the significant costs and additional investment that was required by MCA to remedy such defects. The Tenant has stopped paying rent and related charges under the lease for the Simpsonville Facility from and after January 1, 2019. The Landlord has made demands for past rent but has not instituted legal action against the Tenant. Instead, the Landlord filed a lawsuit against the guarantors of the lease, including Trident Healthcare Properties I, L.P., referred to as Trident, which is a wholly owned subsidiary of the Company and an unconditional guaranty of such lease; and the personal guarantors of the Tenant’s obligations under the Lease, including the Company’s Chairman and Chief Executive Officer. The Company has an obligation to indemnify and hold such individuals (other than the Company’s Chairman) harmless under such personal guarantees, and Trident is a consolidated subsidiary in the Company’s financial statements. The Company’s Chairman has indemnified the Company for all obligations of the Company with respect to obligations to the Landlord in connection with this litigation, including the Company’s obligations to such indemnified individuals and the Company’s subsidiaries. This litigation is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 and is pending in the 368th Judicial District Court of Williamson County, Texas. On October 21, 2020, the trial court has issued a judgment on damages in the amount of $2,801,365. The trial court has not made findings of fact related to the Tenant’s liability under the Lease. Additionally, the Guarantors has appealed the trial court judgement as they believed it has reasonable likelihood of success to reduce the judgment in the amount of $248,074 in attorney’ fees. In connection with this appeal, the Guarantors made a cash deposit to the trial court of approximately 2,764,000. The appellate court recently entered a ruling reversing and remanding the attorneys’ fees portion of the judgment to the trial court for renewed proceedings on that issue. After the entry of the appellate court’s ruling, the Guarantors filed a motion for rehearing on the narrow issue of pre-judgment interest calculation, on which the Guarantors believe that they have a reasonable likelihood of success. The Company has accrued an amount that it determines is reasonable with respect to this contingency. The Landlord filed a second action against Trident and the other guarantors on April 9, 2021, for claims similar to the action described above including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. Trident and the other guarantors intend to respond to this action. The Company is not able to determine if it will prevail in such litigation. The Company has entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility. See Note 15 - Subsequent Events.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Certain subsidiaries of the Company that operate hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018 to December 31, 2019. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of December 31, 2020, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $261,552 The Company has accrued this amount in its audited consolidated financial statements as of December 31, 2021.

A subsidiary of the Company was sued on November 10, 2021 by Naples Property Ventures, LLC, alleging breach under a contract for sale of the Naples property and facility The case was settled in the first quarter of 2022 for $100,000.

In addition, from time to time, the Company becomes involved in litigation matters in the ordinary course of its business. Such litigations include an action that alleges negligence and other claims regarding the death of a resident in a memory care facility. For example, the case entitled Michael Inderrieden, Individually and as Personal Representative of the Estate of Thomas Inderrieden v. MCA Simpsonville Operating Company, LLC dba Memory Care of Simpsonville; Allied Integral United, Inc. d/b/a Clearday; Memory Care America, LLC.; MCA Management Company, Inc.; Clearday Management, Ltd.; and MC-Simpsonville, SC-1-UT, LLC, filed June 28, 2021, in the Court of Common Pleas for Greenville County, South Carolina, bearing Civil Action Nos. 2021-CP-23-03071 (Wrongful Death) & 2021-CP-23-03076 (Survival Action), is currently pending, and asserts claims for survival and wrongful death. Such action has been referred to the Company’s insurance carrier and is in the discovery phase of litigation. Although the Company is unable to predict with certainty the eventual outcome of any litigation, the Company does not believe any of its currently pending litigation is likely to have a material adverse effect on its business.

Prior to the closing of the merger, on November 20, 2020, the landlord of the Company’s former headquarters, Prologis Texas III LLC, commenced an action asserting that the Company breached its lease agreement. The Company has answered the compliant on January 11, 2021 and continues to believe that it has meritorious defenses or responses to these claims.

Indemnification Agreements.

Certain lease and other obligations of the Company are guaranteed in whole or in part by James Walesa and/or BJ Parrish and others. The Company has agreed to indemnify and hold each such individual harmless for all liabilities and payments on account of any such guaranty. The lease obligations of the Company for its lease obligations for four of its five MCA facilities, including the lease of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville facility. This is the facility that is the subject of a litigation and judgement against certain of our subsidiaries. We have been fully indemnified by James Walesa for all obligations that the Company may incur with respect to an adverse judgement against the Company, including any post-judgement interest. Such indemnification by James Walesa is under an agreement dated as of July 30, 2020. Under such agreement, James Walesa receives a fee equal to 2% of the total amount payable by AIU or any of its subsidiaries which is payable in units of shares of the AIU Alt Care Preferred and Clearday Warrants at $10.00 per unit, which is the same as the cash payment for such units by third parties in the offering of such units by AIU Alt Care. In the event that Mr. Walesa is required to make any payments under this indemnification, then Company will issue shares of AIU Alt Care Preferred and Clearday Warrants, at $10.00 per unit, for the amount of such payment.

Subsequently, an amendment to the indemnification agreement above was signed on January 19, 2021 in which additional securities were pledged on behalf of James Walesa for all obligations that Company may incur with respect to an adverse judgement and/or any post-judgement interest. In the event that Mr. Walesa is required to make any payments under this amended indemnification agreement, then Company will issue shares of AIU Care, AIU Warrants and AIU Common Stock at $10.00 per unit as well as Series A Preferred at $20.00 per unit, for the amount of such payment.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Superconductor Merger Commitment.

During the year ended on December 31, 2021, the Company agreed to pay Superconductor $120,000 per month beginning with February until June 30, 2021 (the “Operating Payments”) or an aggregate amount equal to $600,000, subject to certain deferment. All such obligations were eliminated by consolidation upon the closing of the merger. In connection with the merger, a liability to certain former officers of Superconductor was incurred under the terms of Officer Agreements, which may be paid in Common Stock. The total value owed was accrued as of December 31, 2021 and is included in the net assets acquired in the merger in the amount of $1,000,000.

8.	Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted earnings per share calculation, the Company uses the “if-converted” method for preferred stock and convertible debt and the “treasury stock” method for Warrants and Options.

The following tables set forth the potentially dilutive shares that were anti-dilutive in their respective periods as the Company had net losses in 2021 and 2020, respectively.

Dilution shares calculation	For the year ended December 31,
	2021	2020
Series A Convertible Preferred Stock	328,925	182
Series F 6.75% Convertible Preferred Stock	4,797,052	11,439,691
Series I 10.25% Convertible Preferred Stock	320,657	567,561
Limited Partnership Units	99,038	1,392,028
Warrants	4,038,801	1,828,242
Stock Options	0	7,863
Total participating securities	9,584,473	15,235,566

9.	Related Party Transactions

Background.

The Related Party Disclosures Topic provides disclosure requirements for related party transactions and certain common control relationships. Accounting and reporting issues concerning certain related party transactions and relationships are addressed in other Topics.

Information about transactions with related parties is useful in comparing an entity’s results of operations and financial position with those of prior periods and with those of other entities. It helps users of financial statements to detect and explain possible differences.

As a result of the merger 9-9-21 (see Section Material Changes in our Business) and the AIU Merger and the rules pursuant to IRC section 382 management does not believe there is any significant net operating losses to carry forward.

Debt.

There are some loans in which executive management has loaned money to the Company. In addition, there are loans made by the Company itself in which certain executives personally guarantee the debt.

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) prior to December 31, 2018 made loans to us under revolving credit notes that bear interest at the then applicable federal rate and are payable on demand or other date that was specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of December 31, 2021, AIU, Inc., Cibolo Creek and Round Rock were owed $66,208, $421,470 and $500,000 respectively by the Company.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Guarantees.

From time-to-time certain officers and directors will personally guarantee a loan. There is a guarantee fee agreement in place that details the amount of the fee as well as payment terms for certain executives in the Company. The amount of the fee is capped at 1% of the amount of the outstanding note regardless of how many guarantors there are on the loan.

Arkadios Capital, LLC

The Company’s president was a registered representative with Arkadios Capital LLC (“Arkadios”), a SEC full-service broker dealer. The Company had entered into a placement agreement with Arkadios as a broker agent in 2019 and retained their services as a non-exclusive placement agent in connection with the offering by AIU Alt Care and Clearday OZ Fund of their securities. No amounts have been earned or paid under this arrangement to date.

10.	Non-Consolidated Investment

During the year ended December 31, 2021, the Company sold its investment in one of their non-consolidated entities, Westover Town Center for a consideration of $1.4 Million to HR Interest Inc. on April 19, 2021. Additionally, the Company recorded a gain on sale of this investment in the amount of $1,172,151.

11.	Acquisitions

On May 28, 2021, the Company acquired all of the equity interests of Primrose Wellness Group LLC (“Primrose”), a San Antonio, Texas licensed adult day care facility that provides affordable daily care services, including ADLs (activities of daily living), nursing services, physical rehabilitative services and other supportive services, primarily to military veterans, including those with VA benefits. The acquisition required the approval of the Texas Department of Health and Human Services. The Company plans to expand the daily activities provided by Primrose including offering its proprietary Clearday Restore services, which provides a combination of aromatherapy and massage therapy designed to help people with a wide range of lifestyle limiting conditions. The Company acquired Primrose for a cash purchase price in the amount of $300,000 that is payable in three equal installments at the closing, and at six months after the closing and one year after the closing. In connection with this acquisition, the Company modified the existing lease terms and guaranteed the lease obligations in full and agreed to employ the two founders of Primrose. The acquisition was not a material acquisition under applicable accounting principles and, accordingly, pro forma information is not required to be provided.

Since the acquisition in May 28, 2021, Primrose has generated approximately $242,000 in revenue and has a net loss of approximately $27,000 for the year ended December 31, 2021.

12.	Goodwill

Merger
Goodwill as of January 1, 2021	$-
Goodwill arising from acquisitions	3,058,464
Impairment during the year	(3,058,464)
Goodwill as of December 31, 2021	$-

13.	Deficit

In connection with the merger, the certificate of incorporation of Clearday, Inc. was amended. Prior to such amendment, under the charter of Clearday, Inc. (which was the charter of STI), there were 25,000,000 authorized shares of Common Stock and 2,000,000 authorized shares of preferred stock, each par value $0.001 per share. The certificate of incorporation of Clearday, Inc., as amended in connection with the merger, provides for 80,000,000 authorized shares of Common Stock and 10,000,000 authorized shares of preferred stock, each par value $0.001 per share.

Common Stock

Prior to the merger, Clearday, Inc. had 3,151,780 issued and outstanding shares of Common Stock, which included 400,000 shares held by AIU. The shares held by AIU were cancelled in connection with the merger, resulting in 2,751,780 shares of issued and outstanding shares of Common Stock as of the effective time of the merger. In connection with the merger, Clearday, Inc.

●	Effected the 3.773585 -for-1 Reverse Stock Split and issued approximately 546,820 True Up Shares, as described in Note 1.

●	Issued 13,638,395 shares of Common Stock to the holders of shares of AIU common stock.

●	Reserved 100,000 shares of Common Stock for the conversion or exchange of warrants and convertible securities and shares to be issued to officers of STI under the Officer Agreements.

●	Reserved 2,860,800 shares of Common Stock that will be issued and distributed to holders of the Clearday, Inc. Series F Preferred Stock that do not sell such shares until after the date that is six months after the effective date of the merger (such shares being the 1,200,000 shares of AIU common stock reserved by AIU for issuance contingent on certain financial transactions).

STI did not issue any restricted shares of the Common Stock for compensation during the year ended December 31, 2021.

AIU awarded restricted shares of its common stock in the amount of 453,316 shares (representing 1,080,984 shares of Clearday, Inc. Common Stock) to various officers, directors and a consultant; during the year ended on December 31, 2020. For the year ended December 31, 2021, AIU awarded restricted stock in the amount of 57,000 shares (representing 135,923 shares of Clearday, Inc. Common Stock) to various officers and employees. Such shares of AIU common stock shares were vested for compensation for services in the amount of $689,130  during 2021.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Liquidation Preference.

In the event of the Company’s liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any liquidation preferences that may be granted to the holders of any then outstanding shares of preferred stock.

Rights and Preferences.

Holders of common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock, which the Company may designate and issue in the future.

Voting Rights.

Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s amended and restated certificate of incorporation and amended and restated bylaws do not provide for cumulative voting rights. Because of this absence of cumulative voting, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they should so choose. In addition, the Company’s amended and restated certificate of incorporation also provides that the Company’s directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the consolidated voting power of all the Company’s stockholders entitled to vote on the election of directors, voting together as a single class.

Subject to supermajority votes for some matters, matters shall be decided by the affirmative vote of the Company’s stockholders having a majority in voting power of the votes cast by the stockholders present or represented and voting on such matter, provided that the holders of the Company’s common stock are not allowed to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders or one or more such series, to approve such amendment. The affirmative vote of the holders of at least 75% of the votes that all of the Company’s stockholders would be entitled to cast in any annual election of directors and, in some cases, the affirmative vote of a majority of minority stockholders entitled to vote in any annual election of directors are required to amend or repeal the Company’s bylaws, amend or repeal certain provisions of the Company’s certificate of incorporation, approve certain transactions with certain affiliates, or approve the sale or liquidation of the Company. The vote of a majority of minority stockholders applies when an individual or entity and its affiliates or associates together own more than 50% of the voting power of the Company’s then outstanding capital stock.

Preferred Stock

Prior to the merger, AIU had Series A 6.75% cumulative convertible preferred stock, $0.01 par value, 4,606,853 shares of such securities were issued and outstanding as of December 31, 2020. Each share of Series A preferred stock has a stated value equal to the Series A original issue price. The conversion rate to the number of shares of AIU common stock is equal to 1 share for each share of Series A preferred stock. In connection with the securities, they were either converted into AIU common stock and then exchanged for the Company Common Stock or exchanged for shares of the Company’s Series F 6.75% cumulative convertible preferred stock, $0.001 par value. The Company has 5,000,000 shares authorized with 4,797,052 and 4,606,853 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 14 - Preferred Stock – Mezzanine, for accounting treatment of the Series F Preferred Stock.

The Series A Preferred Stock of the Company that was issued and outstanding prior to the merger remains issued and outstanding. Such preferred stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of December 31, 2021 and December 31, 2020. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

On December 31, 2018, AIU acquired the businesses of certain affiliates and entities and issued AIU’s Series A Preferred Stock (which has been exchanged for shares of the Company’s Series F Preferred Stock in the merger).

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Dividends and Distributions

For the year ended December 31, 2021 and December 31 2020, the Company recognized dividends for the 6.75% Series F preferred stock in the amount of $5,888,189 and $5,472,240 respectively.

Warrants

The Company has two separate types of warrants that are outstanding: (1) the warrants that were granted and outstanding by STI prior to the effective date of the merger and (2) the warrants assumed by the Company that were granted by AIU prior to the effective date of the merger.

STI Warrants Prior to the Merger Effective Date.

The following is a summary of such outstanding warrants at December 31 2021:

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to August 2016 financing	2,481	2,481	$646.95	February 2, 2022
Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to March 2018 financing	513	513	$340.73	March 6, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024
Warrants issued by AIU that after the merger (described below)	3,281,508	3,281,508	$5.00	November 15, 2029

Warrants that were issued by AIU and have been assumed by Clearday in the merger.

As of December, 31 2021, there are 1,376,118 warrants that were issued by AIU to investors in the Alt Care Preferred and Clearday OZ LP Interests. As of the effective date of the merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. Each warrant may be exercised for cash at an exercise price equal to $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Prior to the closing of the merger, AIU issued to a consultant that is subject to an development agreement a warrant representing 500,000 shares of the Company’s Common Stock as of the effective date of the merger at an exercise price of $11.00 per share, which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Stock Options

On December 31, 2021, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”) that were in effect for STI prior to the effective date of the merger. Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the year ended December 31, 2021. None of the option grantees continued in service after the effective date of the merger. The expiration date for all of the options under the Stock Option Plan granted to any officer, director or consultant is generally the last day of the three (3)-month period following the date that such person ceases their continuous status in such capacity, subject to certain accelerated termination events that are not applicable.

As of December 31, 2021, the aggregate outstanding options under the Stock Option Plan was 7,851 shares, at an exercise price per share of $19.20 to $26,280 with a weighted average exercise price of $211.21. All such options were exercisable. The Stock Option Plan provides for proportionate adjustment to the number of shares represented by the options and the exercise price for certain events, including the reverse stock split and the issuance of the True Up Shares that were effected in connection with the merger. After such adjustments, the aggregate number of shares represented by the options is 3,641 and the price per share is between $41.40 and $56,672.74, with a weighted average exercise price equal to $455.54.

At December 31 2021 no options had an exercise price less than the current market value. All of the stock options award that were outstanding as of December 31 2021 were to officers and directors whose service terminated on September 9, 2021 in connection with the merger. Accordingly, all such options that have not been exercised on December 8, 2021 shall expire.

Restricted Stock

On March 31, 2021, AIU issued an additional 57,000 total shares of restricted common stock to executives of AIU representing approximately 135,923 shares of Clearday, Inc. Common Stock. For the year ended on December 31 2021, shares issued of restricted common stock vest over 33 months and the Company valued the 135,923 shares at $5.07 per share, on the date of the agreement.

As of December 31 2020 the Company has awarded restricted stock worth $5,103,160 or 510,316 shares to various officers, directors and consultants that will be amortized over the requisite service period. As of December 31 2019, there was $0 in unamortized stock compensation.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Equity of Subsidiary

Non-Controlling Interest

In November 2019, a certificate of incorporation was filed by AIU Alt Care for its Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share (“AIU Alt Care Preferred”) that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as AIU Alt Care Preferred. Each share of AIU Alt Care Preferred has a stated value equal to the AIU Alt Care Preferred original issue price of $10.00 per share. For the year ended December 31 December 31, 2021 and 2020, approximately $907,765 and $3,641,575 was invested in AIU Alt Care, respectively, in exchange for approximately 90,776 and 364,158 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund, which is managed by AIU Impact Management, LLC, as the general partner. For the year ended December 31 2021 and 2020, approximately $2,494,621 and $940,387 was invested in Clearday Oz Fund, respectively.

The exchange rate for each of the Alt Care Preferred Stock and the Clearday OZ LP Interests to Clearday, Inc. Common Stock is equal to (i) the aggregate investment amount for such security plus accrued dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the merger, these securities were exchangeable to shares of AIU common stock at a rate of 1 share for every $10.00 of aggregate amount of the investment plus such accrued dividends.

On March 31, 2020, AIU Alt Care entered into an independent consulting agreement, or the Consulting Agreement, pursuant to which the Company issued 5,000 shares of AIU Alt Care Preferred stock to the Consultant as partial consideration for financial services rendered. In connection with this transaction, the Company valued the 5,000 shares of AIU Alt Care Preferred stock at $10 per share for $50,000, on the date of the agreement. The vesting date is September 9, 2022.

A certain officer was repaid $175,000 in the first quarter of 2020 towards a $500,000 payable that was owed; the remaining balance of $325,000 was converted as of December 31, 2020 to 32,500 shares of Alt Care Preferred Stock and 32,500 warrants to purchase shares of the Company’s common stock. In November 2020, the same officer was issued 6,000 Preferred shares in exchange for a $60,000 guaranty fee. See Note 7 – Indemnification Agreements

Non-Controlling Interest Loss Allocation.

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the year ended December 31, 2021, the net income for AIU Alt Care is $6,068,979 and loss for Clearday Oz Fund is $602,096. Additionally, for the year ended December 31, 2020, the losses for both AIU Alt Care and Clearday OZ Fund were $423,742 and $1,267,440, respectively. Based on ownership interest, AIU Alt Care and Clearday OZ Fund incurred a net (income) attributable to the NCI in the amount of $660,690 and $6,021, respectively in 2021 and incurred losses of $419,506 and $1,254,766, respectively, for 2020.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI).

For the year ended December 31, 2021, AIU Alt Care closed subscriptions and issued and sold 89,700 shares of Series I Cumulative Convertible Preferred Stock (the “Alt Care Preferred Stock”), par value $0.01 per share, and 244,473 units of limited partnership interests in Clearday OZ Fund.

The terms and conditions of the Alt Care Preferred Stock and the limited partnership interests in the Clearday OZ Fund allow the investors in such interests to exchange such securities into the Company’s common stock at the then Company common stock price. For the year ended December 31 2021, AIU Alt Care and Clearday OZ Fund has issued 1,270,515 and 2,010,150 warrants, respectively.

Each warrant has a term of ten years and provides for the purchase of the 1 share of the Company’s common stock at a cash exercise price equal to 50% of the price per share of the Company’s common stock when the Company becomes a public company by filing a registration statement, reverse merger or other transaction. The number of shares of the Company’s common stock and the warrant exercise price will be subject to adjustment for stock dividends, stock splits, combinations or other similar recapitalizations after the initial exercise price has been determined.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Dividends on the Alt Care Preferred Stock and preferred distributions on the units of limited partnership interests in Clearday OZ Fund are at each calendar quarterly month end at the applicable dividend rate (10.25%) on the original issue price of the Alt Care Preferred Stock or the units limited partnership interests. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors or the general partner, or (b) by issuing Dividend Shares equal to the aggregate accrued dividend divided by the Series I Original Issue Price. Dividends, if noticed to the Holder, will be payable after the Dividend Payment Date.

Each of the Company, AIU Alt Care and Clearday OZ Fund shall redeem the Alt Care Preferred Stock or the units of limited partnership interests on the 10 Year Redemption Date that is ten years after the final closing of the offering. The securities provide for a redemption in cash or shares of common stock at the option of Clearday, Inc., in an amount equal to the unreturned investment in the Alt Care Preferred Stock or units of limited partnership interests. Upon consummation of certain equity offerings prior to May 1, 2022, AIU Alt Care may, at its option, redeem all or a part of the Alt Care Preferred Stock for the liquidation preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up, (iii) certain insolvency events, or (iv) certain asset sales, each holder may require the Company to redeem for cash all of such holder’s then outstanding shares of Alt Care Preferred Stock.

The Certificate of Designation also sets forth certain limitations on the Company’s ability to declare or make certain dividends and distributions and engage in certain reorganizations. The limited partnership agreement has similar provisions.

Subject to certain exceptions, the holders of Alt Care Preferred Stock and the units of limited partnership interests have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of shares of capital stock or partnership interests, and are not be entitled to call a meeting of such holders for any purpose, nor are they entitled to participate in any meeting of the holders of the Company’s common stock or participate in the management of Clearday OZ Fund by its general partner.

14.	Preferred Stock – Mezzanine

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,797,082 shares outstanding as of December 31 2021. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of the then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of December 31 2021. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

15.	Income Taxes

The Company did not recognize a benefit or provision for income taxes for the year ended December 31, 2021 and December 31, 2020.

As a result of the AIU Merger that closed on September 9, 2021, and the rules pursuant to Internal Revenue Code Section 382, management does not believe that there is any significant net operating loss carry forward.

For the year ended December 31,
	2021	2020
Current tax provision (benefit):
Federal	$-	$-
State	-	-
Total current tax benefit	-	-
Deferred Tax provision:
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total tax provision	$-	$-

	For the year ended December 31,
	2021	2020
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.7%	6.9%
Other differences, net	0%	0%
Valuation allowance	-27.7%	-27.9%
Effective tax rate	-%	-%

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

15.	Subsequent Events

We evaluated subsequent events and transactions occurring after December 31, 2021 through the date of this Report.

Loans

Clearday acquired additional financings through loans and factoring agreements. From the period January 1, 2022 to April 15, 2022, Clearday obtained net proceeds of approximately $1,935,000 in such financings, of which approximately $305,700 was used to repay existing indebtedness. through the following transactions:

Sale of Future Receivables

Schedule of  Sale of Future Receivables

Date	Borrower	Amount of Receivables Sold	Purchase Price	Debt Repayment	Net Proceeds	Approximate Repayment Term
2/28/2022	MCA Naples, LLC and MCA Naples Operating Company, LLC	$585,000	$441,000	$73,130	$367,870	45 weeks
3/4/2022	Memory Care At Good Shepherd, LLC	$589,000	$441,000	$152,078	$288,922	50 weeks
3/16/2022	MCA New Braunfels Operating Company LLC	$345,000	$242,500	$33,100	$209,400	35 weeks
3/16/2022	MCA New Braunfels Operating Company LLC	$207,000	$145,425	$28,450	$116,975	35 weeks
3/24/2022	MCA Westover Hills Operating Company, LLC	$299,375	$234,311	-	$234,311	38 weeks
4/12/2022	MCA Naples, LLC	$287,000	$200,850	18,940	$181,910	40 weeks
4/13/2022	Memory Care At Good Shepherd, LLC	$345,000	$230,000	-	$230,000	40 weeks
		$2,657,375	$1,935,086	$305,698	$1,629,388

Clearday also borrowed approximately $172,000 through an unsecured financing which included original issue discount of $18,250 or net proceeds after lender expenses of $150,000. The financing incurred a one-time interest charge of 12% and is payable in monthly amounts $19,286.40, with the first payment being on May 20, 2022,

Incentive Shares

Holders of the Clearday Series A Preferred Stock (including, both original stockholders as well as any recipient of a Permitted Transfer) are eligible to receive a bonus or incentive of additional shares of our Common Stock if they continue to hold their preferred stock – the Series F Preferred that was issued upon exchange of their Clearday Series A Preferred, for six months after the closing of the merger. See Form S-4 for additional information. On March 8, 2022, we issued 2,281,334 shares of Clearday par value $.001 to these shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2022.

CLEARDAY, INC.

By:	/s/ James T. Walesa
James T. Walesa
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James T. Walesa	President, Chief Executive Officer and Director	April 15, 2022
James T. Walesa /s/ John R. Bergeron	(Principal Executive Officer) Chief Financial Officer	April 15, 2022
John R. Bergeron /s/ BJ Parrish	(Principal Financial and Accounting Officer) Director	April 15, 2022
BJ Parrish /s/ Elizabeth M. Caveness	Director	April 15, 2022
Elizabeth M. Caveness
/s/ Alan Channing	Director	April 15, 2022
Alan Channing
/s/ Jeffrey A. Coleman	Director	April 15, 2022
Jeffrey A. Coleman
/s/ Richard Levychin	Director	April 15, 2022
Richard Levychin

62