Form 10-K/A
period 2021-12-31
Clearday, Inc.
filed 2022-05-17
CIK 895665

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (210) 451-0839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CLRD	OTCQX

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Clearday, Inc. (the “Company”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Original Filing”), is being filed solely to make a limited number of arithmetic corrections to certain amounts included the December 31, 2021 financial statements that were included in the Original Filing.

This Amendment does not amend any of the reported balances of the assets, liabilities, equity, income or loss of the Company as of, or for the period reported by, the financial statements included in the Original Filing and there is no restatement of any such financial statements.

The arithmetic corrections are as follows:

1. Page F-4 of the Original Filing:

The per share December 31, 2021 Net loss from continued operations under Basic and diluted loss per share attributable to Clearday, Inc. is (1.59) and not (2.03) as stated in the Original Filing; and the Net loss under Basic and diluted loss per share attributable to Clearday, Inc. is (1.41) and not (1.85) as stated in the Original Filing. The corrected parts of this statement are as follows:

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(1.59)	(1.20
Net loss/income from discontinued operations	0.18	.092
Net loss	(1.41)	(1.11

2. Page F-5 of the Original Filing:

The column “Total Deficit” did not correctly sum the balance. The reported amount of Non-Controlling Interest did not change. The corrected column is provided below

Clearday, Inc.

Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Deficit

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Clearday, Inc. shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	897,000	897,000
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	2,444,517	2,444,517

3. Page F-12 of the Original Filing:

The amount of December 31, 2021 “Write-offs” reported in the Original Filings included an errant digit. The correct amount is (177,271) and not (177,2771). The Balance at the Beginning of Period, the Provision for Doubtful Accounts and the Balance at End of Period did not change. The row in this schedule is provided below:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs	Balance at End of Period
December 31, 2021	68,911	108,360	(177,271)	0

This Amendment has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Accounting and Financial Officer are given as of a current date (Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Amendment should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the date that the Original Filing was filed with the SEC, including any amendments to those filings.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the date of the filing of the Original Filing.

The Original Filing, as amended by this Amendment, is provided in this filing.

CLEARDAY, INC.

FORM 10-K/A ANNUAL REPORT

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

(a) Financial Statements

(b) Financial Statement Schedules

All consolidated financial statement schedules are included in the footnotes to the financial statements, are inapplicable, or otherwise not required.

(c) Exhibits

Exhibit No.	Description

1.	Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, by and among Superconductor Technologies Inc., AIU Special Merger Company, Inc. and Allied Integral United, Inc., dated June 11, 2021	S-4	333-256138	2.1	06/14/2021

2.2	Certificate of Merger effective September 9, 2021 at 6:00 pm Eastern Time regarding the merger of AIU Special Merger Company, Inc. with Allied Integral United, Inc. with Allied Integral United, Inc. being the surviving corporation	8-K	000-21074	2.1	09/10/2021

3.1	Restated Certificate of Incorporation of the Company as amended through March 1, 2006	10-K	000-21074	3.1	March 17. 2010

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed March 11, 2013	8-K	000-21074	3.1	March 14, 2013

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed July 18, 2016	8-K	000-21074	3.1	July 18, 2016

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed July 19, 2018, effective July 24, 2018	S-1/A	333-226025	3.4	July 19, 2018

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed September 10, 2020	8-K	000-21074	3.1	09/10/2020

3.6	Amended and Restated Bylaws of the Company	10-K	000-21074	3.1	March 17. 2010

3.7	Amendment adopted March 29, 2010 to Amended and Restated Bylaws of the Company	8-K	000-21074	3(ii).1	April 2, 2010

3.8	Amendment adopted October 28, 2013 to Amended and Restated Bylaws of the Company	8-K	000-21074	3(ii).1	October 31, 2013

3.9	Amendment to the Restated Certificate of Incorporation filed in connection with the AIU Merger to effect a reverse stock split of the common stock and change the name of the Company	8-K	000-21074	3.1	09/10/2021

3.10	Amendment to the Restated Certificate of Incorporation filed in connection with the AIU Merger to increase the number of authorized shares	8-K	000-21074	3.1	09/10/2021

4.1	Form of Common Stock Certificate	10-K	000-21074	4.1	04/15/2022

4.2	Form of the Series F Preferred Stock Certificate	10-K	000-21074	4.2	04/15/2022

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company filed November 13, 2007	8-K	000-21074	3.1	11/15/2007

4.4	Certificate of Designations of 6.75% Series F Cumulative Convertible Preferred Stock	8-K	000-21074	3.1	09/10/2021

4.5	Form of Warrant to Purchase Common Stock issued by the Company on August 2, 2016	8-K	000-21074	4.1	08/02/2016

4.6	Form of Placement Agent Warrant to Purchase Common Stock issued by the Company on August 2, 2016	8-K	000-21074	4.2	08/02/2016

4.7	Form of Warrant to Purchase Common Stock issued by the Company on December 14, 2016	S-1	333-214433	4.24	12/06/2016

4.8	Form of Pre-Funded Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.1	03/09/2018

4.9	Form of Placement Agent Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.2	03/09/2018

4.10	Form of Series A Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.3	03/09/2018

4.11	Form of Common Stock Purchase Warrant issued by the Company on July 30, 2018	S-1	333-226025	4.27	07/24/2018

4.12	Form of Placement Agent Common Stock Purchase Warrant issued by the Company on July 30, 2018	S-1	333-226025	4.28	07/24/2018

4.13	Description of Securities	10-K	000-21074	4.13	04/15/2022

10.1	2003 Equity Incentive Plan As Amended May 25, 2005+	8-K	000-21074	10.1	05/27/2005

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.2	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan+	10-K	000-21074	10.51	03/16/2005

10.3	Management Incentive Plan (adopted July 24, 2006) +	8-K	000-21074	10.1	07/28/2006

10.4	STI (pre AIU Merger) Form of Director and Officer Indemnification Agreement+	10-K	000-21074	10.27	03/12/2015

10.5	Lease Agreement between the Company and Prologis Texas III LLC dated December 5, 2011	10-K	000-21074	10.29	03/30/2012

10.6	First Amendment to Lease Agreement between the Company and Prologis Texas III LLC dated August 23, 2012	10-Q	000-21074	10.1	11/13/2012

10.7	Second Amendment to Lease Agreement between the Company and Prologis Texas III LLC dated July 18, 2014	10-K	000-21074	10.19	03/12/2015

10.8	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements +	Sch. 14A	000-21074	Ex. A	10/31/2013

10.9	Settlement Agreement dated as of July 31, 2019 by and among Invesque Holdings, LP (“Invesque”), MHI-MC New Braunfels, LP (“New Braunfels”), MHI-MC San Antonio, LP (“San Antonio”), and MHI Little Rock, LP (“Little Rock”; together with New Braunfels and San Antonio, the “Landlords”; together with Invesque, the “Landlord Parties”), Memory Care America LLC (“MCA”), MCA Mainstreet Tenant LLC (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”); MCA New Braunfels Operating Company, LLC (“MCA New Braunfels”), MCA Westover Hills, LLC (“MCA Westover”), and Memory Care at Good Shepherd, LLC (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA Management, MCA New Braunfels, and MCA Westover, the “Debtors”), Trident Healthcare Properties I, L.P. (“Trident”), Steve Person (“Mr. Person”), James Walesa (“Mr. Walesa”), and B.J. Parrish	10-Q	000-21074	10.1	11/19/2021

10.10	Second Amended and Restated Promissory Note dated July 31, 2019 in the initial principal amount of $3,328,105.65 issued by Memory Care America LLC, a Tennessee limited liability company (“MCA”), MCA Mainstreet Tenant LLC, a Tennessee limited liability company (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC, a Tennessee limited liability company (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”), a Tennessee corporation, MCA New Braunfels Operating Company, LLC, a Tennessee limited liability company (“MCA New Braunfels”), MCA Westover Hills, LLC, a Delaware limited liability company (“MCA Westover”), and Memory Care at Good Shepherd, LLC, an Arkansas limited liability company (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA New Braunfels, and MCA Westover, the “Debtors”), to the order Invesque Holdings, LP, a Delaware limited partnership (“Invesque”), MHI-MC New Braunfels, LP, a Delaware limited partnership (“New Braunfels”), MHI-MC San Antonio, LP, a Delaware limited partnership (“San Antonio”), and MHI Little Rock, LP, a Delaware limited partnership (“Little Rock”; together with Invesque, New Braunfels and San Antonio, together with their respective successors and assigns, the “Landlord Parties”)	10-Q	000-21074	10.2	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.11	Second Amendment to Lease Agreement dated as of July 31, 2019 by and between MHI-MC San Antonio, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 (the “Original Lease”), regarding the memory care facility located on the Leased Property and commonly known as Memory Care of Westover Hills	10-Q	000-21074	10.3	11/19/2021

10.12	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI-MC New Braunfels, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016, regarding the memory care facility located on the Leased Property and commonly known as Memory Care of New Braunfels	10-Q	000-21074	10.4	11/19/2021

10.13	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI Little Rock, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 regarding memory care facility located on the Leased Property and commonly known as Memory Care of Little Rock	10-Q	000-21074	10.5	11/19/2021

10.14	Amended, Restated And Consolidated Guaranty Agreement dates as of July 31, 2019, by each guarantor named therein to Invesque Holdings, LP, a Delaware limited partnership and the other guaranteed parties named therein as to the obligations described therein	10-Q	000-21074	10.6	11/19/2021

10.15	Reaffirmation of Pledge Agreement dated as of July 31, 2019, by Trident Healthcare Properties I, LP, a Delaware limited partnership for the benefit of Invesque Holdings, LP, a Delaware limited partnership (successor-in-interest to Invesque Financing, LP, formerly known as Mainstreet Health Financing, LP)	10-Q	000-21074	10.7	11/19/2021

10.16	Lease Agreement dated as of February 3, 2016 by and between MC-Simpsonville, SC-1 UT, LLC, a Utah limited liability company and MCA Simpsonville Operating Company, LLC, a Tennessee limited liability company; and First Amendment thereto dated as of October 17, 2017, and Second Amendment thereto dated as of March 12, 2018 and the Third Amendment thereto dated as of May ___, 2018	10-Q	000-21074	10.8	11/19/2021

10.17	Settlement Agreement dated as of March 10, 2021 by and between Pender Capital Asset Based Lending Fund I, L.P., a limited partnership (“Pender”) on the one hand and Pritor Longhorn Seaworld, LLC, James Walesa, and B.J. Parrish, on the other	10-Q	000-21074	10.9	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.18	Amended and Restated Promissory Note dated April 1, 2015 by Memory Care America, LLC as the maker, payable to the order of Betty Gearhart in the original principal amount of $238,577.81 and the Amendment thereto dated April 1, 2017 and the Second Amendment thereto dated March 5, 2020	10-Q	000-21074	10.10	11/19/2021

10.19	Assignment and Security Agreement dated July 13, 2012 by and between Memory Care America, LLC and Betty Gearhart, as the secured party	10-Q	000-21074	10.11	11/19/2021

10.20	Amended and Restated Promissory Note dated as of April 1, 2019 by Allied Integral United, Inc., now known as Clearday Operations, Inc., payable to The Five C’s LLC in the principal amount of $325,000	10-Q	000-21074	10.12	11/19/2021

10.21.1	Mortgage and Security Agreement dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.1	11/19/2021

10.21.2	Solvency Affidavit by James Walesa and MCA Naples Holdings, LLC, a Tennessee limited liability company, in favor of Benworth Capital Partners, LLC, a Florida limited liability company, dated April 28, 2021	10-Q	000-21074	10.13.2	11/19/2021

10.21.3	Subordination Agreement dated April 28, 2021 by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples, LLC, a Tennessee limited liability company and James Walesa	10-Q	000-21074	10.13.3	11/19/2021

10.21.4	Continuing and Unconditional Guaranty dated April 28, 2021 by MCA Naples Holding, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.4	11/19/2021

10.21.5	Deed in Lieu Agreement dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company and the escrow agent named therein in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.5	11/19/2021

10.21.6	Assignment of Rents and Leases dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company, as assignor, and Benworth Capital Partners, LLC, a Florida limited liability company, as assignee	10-Q	000-21074	10.13.6	11/19/2021

10.21.7	Subordination, Nondisturbance and Attornment Agreement dated April 28, 2021 by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples Operating Company, LLC, a Tennessee limited liability company, and MCA Naples, LLC, a Tennessee limited liability company	10-Q	000-21074	10.13.7	11/19/2021

10.21.8	Continuing and Unconditional Guaranty dated April 28, 2021 by James Walesa in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.8	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.21.9	Loan Agreement dated April 28, 2021 by and between MCA Naples, LLC, a Tennessee limited liability company and Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.9	11/19/2021

10.21.10	Promissory Note dated April 28, 2021 by MCA Naples, LLC, a Tennessee limited liability company payable to the order of Benworth Capital Partners, LLC, a Florida limited liability company and the ACH Rider thereto	10-Q	000-21074	10.13.10	11/19/2021

10.22.1	Commercial Loan Agreement dated as of October 5, 2018 by and between Leander Associates, LTD, a Texas limited partnership, as borrower, James Walesa, as the guarantor, and Equity Secured Investments, Inc. as the lender	10-Q	000-21074	10.14.1	11/19/2021

10.22.2	Modification and Extension of Real Estate Lien and Note dated as of October 5, 2020 by and between Leander Associates, LTD, a Texas limited partnership, as borrower, James Walesa, as the guarantor, and Equity Secured Investments, Inc. as the lender	10-Q	000-21074	10.14.2	11/19/2021

10.22.3	Guaranty Agreement dated October 4, 2018 by James Walesa in favor of Equity Secured Investments, Inc	10-Q	000-21074	10.14.3	11/19/2021

10.23.1	Commercial Loan Agreement dated as of March 26, 2021 by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower	10-Q	000-21074	10.15.1	11/19/2021

10.23.2	Environmental Indemnification Agreement dated as of March 26, 2021 by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower	10-Q	000-21074	10.15.2	11/19/2021

10.23.3	Assignment of Leases and Rents dated as of March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company in favor of Equity Secured Fund I, LLC	10-Q	000-21074	10.15.3	11/19/2021

10.23.4	Promissory Note dated March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company, payable to the order of Equity Secured Fund I, LLC in the initial principal amount of $1,000,000	10-Q	000-21074	10.15.4	11/19/2021

10.23.5	Deed of Trust with Security Agreement and Assignment of Rents dated March 26, 2021 by AIU 8800 Village Drive, LLC, a Delaware limited liability company, unto the trustee named therein	10-Q	000-21074	10.15.5	11/19/2021

10.23.6	Guaranty Agreement dated March 26, 2021 by James Walesa in favor of Equity Secured Fund I, LLC	10-Q	000-21074	10.15.6	11/19/2021

10.24.1	Term Promissory Note dated July 23, 2018 by SRP Artesia, LLC, a Delaware limited liability company, as borrower, payable to the order of Firstcapital Bank of Texas, N.A., a national banking association, as lender in the initial principal amount of $266,048.29	10-Q	000-21074	10.16.1	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.24.2	Renewal, Extention and Amendment Agreement regarding the amendment to the Deed of Trust and Security Agreement regarding the Term Promissory Note issued by SRP Artesia, LLC payable to the order of Firstcapital Bank of Texas, N.A., a national banking association	10-Q	000-21074	10.16.2	11/19/2021

10.25	Renewal, Extension, and Modification of Real Estate Note and Lien dated as of March 12, 2019 by Cibolo Rodeo, Ltd., a Texas limited partnership, as borrower, in favor Tamir Enterprises, Ltd., as the lender	10-Q	000-21074	10.17.1	11/19/2021

10.26.1	Promissory Note dated as of August 18, 2021, by Pritor Longhorn Buda Hotel, LLC, a Delaware limited liability company, and Cibolo Rodeo, Ltd., a Texas limited partnership, payable to the order of 2K Hospitality, LLC, a Texas limited liability company, as lender, in the initial principal amount of $120,000	10-Q	000-21074	10.18.1	11/19/2021

10.26.2	Deed of Trust, Security Agreement - Financing Statement dated August 18, 2021 by Cibolo Rodeo, Ltd., a Texas limited partnership in favor of the trustee named therein for the benefit of 2K Hospitality LLC, a Texas limited liability company, as the lender	10-Q	000-21074	10.18.2	11/19/2021

10.26.3	Guaranty Agreement dated as of August 18, 2021 by Billie Jay Parrish a.k.a. B.J. Parrish to and in favor of 2K Hospitality, LLC, a Texas limited liability company	10-Q	000-21074	10.18.3	11/19/2021

10.24	Purchase Agreement dated as of August 18, 2021, by and between CFG Merchant Solutions, LLC, a Delaware limited liability company, as the buyer, and MCA Naples, LLC, as Seller and the personal guaranty of performance of the obligations thereunder dated as of August 18, 2021 by Christen Hemmens and the Additional Seller Addendum thereto, and the Consent and Reaffirmation of the Guarantor thereto	10-Q	000-21074	10.19	11/19/2021

10.25	Operations Transfer, Interim Management and Security Agreement dated as of September 9, 2021, by and between MCA Simpsonville Operating Company, LLC and Brookstone Terrace of Simpsonville, LLC	10-Q	000-21074	10.20	11/19/2021

10.26	Standard Merchant Cash Advance Agreement dated as of September 10, 2021 by and between LG Funding LLC, as the merchant, and each of MCA Naples, LLC, Memory Care America LLC, MCA Management Company, Inc., MCA Naples Operating Company, LLC and MCA Naples Holdings, LLC, the addendums thereto, and the guarantee of the obligations thereunder dated as of September 10, 2021 by Christin Hemmens	10-Q	000-21074	10.21	11/19/2021

10.27	Futures Receipts Sale and Purchase Agreement dated as of September 28, 2021, by and between MCA New Braunfels Operating Company LLC and Cloudfund LLC d/b/a Samson Group and the Personal Guaranty of Performance by James Walesa for the benefit of Cloudfund LLC d/b/a Samson Group dated September 28, 2021 and the addendums thereto	8-K	000-21074	10.1	10/04/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.28	Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated September 28, 2021 between Samson MCA LLC, as the funder, and MCA New Braunfels Operating Company LLC and the Security Agreement and Guaranty of Performance and the Appendixes thereof, and the Personal Guaranty of Performance by James Walesa for the benefit of Samson MCA LLC dated September 28, 2021	8-K	000-21074	10.2	10/04/2021

10.29	Agreement between Clearday, Inc., a Delaware corporation, and Emerging Markets Consulting, LLC dated as of October 18, 2021	8-K	000-21074	10.1	10/19/2021

10.30	Purchase and Sale Agreement dated as of October 26, 2021 by and between MCA Naples, LLC and the purchasers party thereto and the form of the Tenants in Common Agreement among MCA Naples, LLC and the other holders of the undivided interests in the property named therein	8-K	000-21074	10.1 And 10.2	11/01/2021

10.31	Form of the Amended and Restated Limited Partnership Agreement of Clearday Alternative Care OZ Fund LP	10-Q	000-21074	10.26	11/19/2021

10.32	Promissory Note dated September 10, 2021 by Clearday, Inc. payable to the order of A.G.P. / Alliance Global Partners in the initial principal amount of $2,630,000	10-Q	000-21074	10.27	11/19/2021

10.33.1	Business Loan Agreement dated October 2, 2019 by and among Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa and ServisFirst Bank, and the Change in Terms Agreement thereto	10-Q	000-21074	10.28.1	11/19/2021

10.33.2	Commercial Guaranty dated October 2, 2019 BJ Parrish, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date	10-Q	000-21074	10.28.2	11/19/2021
10.33.3	Commercial Guaranty dated October 2, 2019 by John S. Person, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date	10-Q	000-21074	10.28.3	11/19/2021

10.33.4	Commercial Security Agreement dated October 2, 2019 by and among MCA New Braunfels Operating Company, LLC, as the grantor, Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa, as the borrowers, and ServisFirst Bank and the lender	10-Q	000-21074	10.28.4	11/19/2021

10.34.1	Advisory and Development Agreement dated as of August 10, 2021 by and between Sterling Select II Advisory LLC, and Allied Integral United, Inc	10-Q	000-21074	10.29.1	11/19/2021

10.34.2	Warrant dated August 10, 2021the purchase of shares of Common Stock, par value $0.001 per share, of Clearday, Inc., issued to Sterling Select II Advisory LLC	10-Q	000-21074	10.29.2	11/19/2021

10.35	Services Agreement dated as of March 6, 2019 by and between Thinktiv, Inc. and Allied Integral United, Inc.	10-Q	000-21074	10.30	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.36	Amended And Restated Backstop Indemnity Agreement, dated as of February 26, 2020 by and among (a) Allied Integral United, Inc., (the “Corporation”); and each of Steve Person, and James Walesa, and BJ Parrish	10-Q	000-21074	10.31	11/19/2021

10.37.1	Simpsonville Backstop Indemnity Agreement dated as of July 30, 2020 by and among James Walesa and Allied Integral United, Inc. and the Amendment thereto dated as of January 19, 2021	10-Q	000-21074	10.32.1	11/19/2021

10.37.2	Securities Pledge Agreement dated as of January 19, 2021 by and among James Walesa and Allied Integral United, Inc.	10-Q	000-21074	10.32.2	11/19/2021

10.38	Form of the Restricted Stock Award Agreement by and among Clearday, Inc. and the grantee named therein	10-Q	000-21074	10.33	11/19/2021

10.39	Form of the Indemnity Agreement by and among Clearday, Inc. and the officer or director named therein +	10-Q	000-21074	10.34	11/19/2021

10.40	Employment Agreement of Randall Hawkins dated as of September 1, 2020. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 10, 2021 +	8-K	000-21074	10.1	09/10/2021

10.41	Form of the Officer Agreements with certain officers of STI +	S-4	333-256138	Ex. F	06/14/2021

10.42	Agreement by and between Emerging Markets Consulting, LLC and Clearday, Inc. dated as of October 18, 2021	8-K	000-21074	10.1	10/19/2021

10.43	Purchase and Sale Agreement, dated as of October 26, 2021 by and between MCA Naples, LLC, and the purchasers party thereto regarding sale of undivided interests in land	8-K	000-21074	10.1	11/01/2021

10.44	Strategic Alliance, Development and Distribution Terms Agreement by and between Clearday Management Ltd., and Invento Research Inc. dated as of November 11, 2021	8-K	000-21074	10.1	11/17/2021

10.45	Form of the Warrant issued to the Investors in securities issued by AIU Alternative Care, Inc. and Clearday Alternative Care OZ Fund LP	10-Q	000-21074	10.37	11/19/2021

10.46	Purchase and Sale Agreement dated as of February 18, 2022 by and between MCA Naples, LLC and the purchaser party thereto	8-K	000-21074	10.1	02/25/2022

10.47.1	Purchase Agreement dated as of February 28, 2022, by and between MCA and CFG Merchant Solutions, LLC	8-K	000-21074	10.1	03/04/2022

10.47.2	Personal Guaranty of Performance by Christen Hemmens for the benefit of CFG Merchant Solutions, LLC	8-K	000-21074	10.2	03/04/2022

10.47.3	Agreement of Sale of Future Receipts by and between Memory Care At Good Shepherd, LLC, as the Merchant, and James Walesa as Guarantor, and Libertas Funding LLC, as the Purchaser	8-K	000-21074	10.3	03/04/2022

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.48.1	Futures Receipts Sale and Purchase Agreement dated as of March 16, 2022 between MCA and Cloudfund LLC d/b/a Samson Group and Personal Guaranty of Performance dated as of March 16, 2022 between James Walesa and Cloudfund LLC d/b/a Samson Group	8-K	000-21074	10.1	03/22/2022

10.48.2	Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated as of March 16, 2022 between MCA and Samson MCA LLC and the Security Agreement and Guaranty of Performance dated March 16, 2022 by James Walesa	8-K	000-21074	10.2	03/22/2022

10.49	Merchant Agreement dated as of March 24, 2022 by and among MCA Westover Hills Operating Company, LLC (“MCA”) and PIRS Capital, LLC (“Merchant”) and the related Guaranty dated as of March 24, 2022 by James Walesa	8-K	000-21074	10.1	03/30/2022

10.50.1	Form of Promissory Note dated April 5, 2022 in the principal amount of $172,200 payable to the lender specified therein	8-K	000-21074	10.1	04/11/2022

10.50.2	Form of Securities Purchase Agreement, dated as of April 5, 2022, by and between Clearday, Inc. and Sixth Street Lending LLC	8-K	000-21074	10.2	04/11/2022

10.51	Purchase and Sale Agreement, effective April 5, 2022, by and between Leander Associates, Ltd., a Texas limited partnership (“Seller”), and the purchaser specified therein	8-K	000-21074	10.3	04/11/2022

10.52	Merchant Cash Advance Agreement, effective April 12, 2022 by and between LG Funding LLC and MCA Naples LLC and its affiliates named therein and the Personal Guaranty by Christin Hemmens	10-K	000-21074	10.52	04/15/2022

10.53	Merchant Agreement dated April 13, 2022 by Premium Merchant Funding 18, LLC and Memory Care At Good Shepherd LLC	10-K	000-21074	10.53	04/15/2022

14	Code of Business Conduct and Ethics	10-K	000-21074	14	04/15/2022

16.1	Letter re change in certifying accountant – Marcum LLP dated November 5, 2021	8-K	000-21074	16.1	11/05/2021

16.2	Letter re change in certifying accountant – Friedman LLP dated November 5, 2021	8-K	000-21074	10.61	12/03/2021

21	List of Subsidiaries. (32)	10-K	000-21074	21	04/15/2022

23.1	Consent of Turner, Stone & Company, L.L.P, Independent Registered Public Accounting Firm.	10-K	000-21074	23.1	04/15/2022

23.2	Consent of Friedman LLP	10-K	000-21074	23.2	04/15/2022

31.1	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. *^

32.2	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002. *^

101	Financials provided in Inline XBRL format. (38)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith

^ Furnished, not filed

+ This exhibit is a management contract or compensatory plan or arrangement.

(a)	Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

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

/s/ Friedman LLP

We served as the Company’s auditor from 2019

Marlton, New Jersey

May 13, 2021

Clearday, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$965,075	$780,262
Restricted cash	10,000	89,804
Accounts receivable-net	50,761	198,037
Prepaid expenses and other current assets	132,926	179,496
Other Current Assets	2,763,936	-
Current assets held for sale (Notes 2 and 5)	-	393,307
Total current assets	3,922,698	1,640,906

Patents & Development	8,930	-
Operating lease right-of-use assets	32,818,019	36,452,438
Property and equipment, net	7,418,836	8,853,284
Other non current assets	288,155	448,580
Non-current assets held for sale (Notes 2 and 5)	2,086,245	8,396,215
Total assets	$46,542,883	$55,791,423
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,392,772	$4,688,385
Accrued expenses	9,202,644	1,097,362
Accrued interest	-	103,631
Current portion of long-term debt	7,169,994	1,623,375
Due to related parties	283,023	-
Deferred revenue	-	367,122
Operating lease liabilities	953,817	790,126
Other current liabilities	1,110,000	1,635,123
Current liabilities related to assets held for sale (Notes 2 and 5)	1,438,192	5,339,003
Total current liabilities	23,550,442	15,644,127

Long-term liabilities:
Operating lease liabilities	36,642,807	37,617,081
Mortgage note payable	-	639,883
Long-term debt, less current portion, net	5,572,427	4,810,673
Non-current liabilities related to assets held for sale (Notes 2 and 5)	712,847	5,906,804
Total liabilities	66,478,523	64,618,568
Commitments and contingencies (Note 7)
Mezzanine equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,797,052 and 4,606,853 issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Liquidation value $96,296,493 and $92,137,060 at December 31, 2021 and December 31, 2020, respectively.	16,857,267	10,969,078

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively. Liquidation value of $329 and $329 at December 31, 2021 and December 31, 2020, respectively	329	329
Common stock, $.001 par value, 80,000,000 shares authorized, 14,914,458 and 13,048,942 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	14,915	13,049
Additional paid-in-capital	17,069,481	17,913,638
Accumulated deficit	(65,208,327)	(45,522,907)
Clearday, Inc. shareholders deficit:	(48,123,602)	(27,595,891)
Non-controlling interest in subsidiaries	11,330,695	7,799,668
Total deficit	(36,792,907)	(19,796,223)
TOTAL LIABLITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$46,542,883	$55,791,423

See accompanying notes to the Audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Operations

	December 31, 2021	December 31, 2020
REVENUES
Resident fee revenue, net	$12,603,346	$12,655,527
Adult Day Care and other revenue	242,019	-
Commercial Property Rental Revenue	36,310
	$12,881,675	$12,655,527

OPERATING EXPENSES
Operating expenses	22,487,970	18,099,750
Selling, general and administrative expenses	7,393,834	5,516,693
Loss on Impairment	7,454,692	-
Research & development	-	1,741,177
Depreciation and amortization expenses	529,748	601,314
Total operating expenses	37,866,244	25,958,934

Operating loss	(24,984,569)	(13,303,407)

Other (income) expenses
Interest and other expense	1,381,670	472,954
Gain on sale of investment	(1,172,151)	-
Unrealized gain/(loss) on equity investments	-	1,284,000
Other (income)/expenses	(1,596,740)	(169,751)
PPP Loan Forgiveness	(1,616,104)	-
Total other (income)/expenses	(3,003,325)	1,587,203

Net Loss from continuing operations	(21,981,244)	(14,890,610)
(Loss) Income from discontinued operations, net of tax (Note 5)	2,474,569	1,115,540
Net loss	(19,506,675)	(13,775,070)
Net (loss) gain attributable to non-controlling interest	(178,745)	1,994,708
Preferred stock dividend	(5,888,013)	(10,944,480)
Net loss applicable to Clearday, Inc.	$(25,573,433)	$(22,724,842)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(1.59)	(1.20)
Net loss/income from discontinued operations	0.18	.092
Net loss	(1.41)	(1.11)
Weighted average common shares basic and diluted outstanding	13,791,741	12,373,493

See accompanying notes to the Audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Deficit

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Clearday, Inc. shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2019	4,333,241	$5,496,838	328,925	$329	11,315,499	$11,314	10,743,199	$(22,798,067)	$(12,043,225)	$5,162,413	(6,880,812)
Stock compensation for services	-	-	-	-	1,080,983	1,081	1,698,854	-	1,699,935	110,000	1,809,935
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	3,206,576	3,206,576
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	990,387	990,387
PIK dividends on Series F Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	325,000	325,000
PIK dividends on Convertible - Preferred Stock	273,613	5,472,240	-	-	652,460	654	5,471,585	(10,944,480)	(5,472,241)	-	(5,472,241)
Net Loss	-	-	-	-	-	-	-	(11,780,360)	(11,780,360)	(1,994,708)	(13,775,068)
Balance at December 31, 2020	4,606,853	$10,969,078	328,925	$329	13,048,942	$13,049	$17,913,638	$(45,522,907)	$(27,595,891)	7,799,668	$(19,796,223)
Stock compensation for services	-	-	-	-	135,923	136	689,776	-	689,912	10,765	700,677
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	897,000	897,000
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	2,444,517	2,444,517
PIK dividends on Convertible Preferred Stock	190,199	5,888,189	-	-	453,551	454	(5,888,467)		(5,888,013)	-	(5,888,013)
Issuance of common stock in connection with reverse merger	-	-	-	-	1,276,042	1,276	3,380,235		3,381,511	-	3,381,511
Redemption of fractional shares	-	-	-	-	-	-	(2,110)		(2,110)	-	(2,110)
Warrants Issued for Service							976,409		976,409		976,409
Net Income	-	-	-	-	-	-	-	(19,685,420)	(19,685,420)	178,745	(19,506,675)
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	11,330,695	$(36,792,907)

See accompanying notes to the Audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Cash Flows

	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,506,675)	$(13,775,070)
Income from discontinued operations, net of tax	(2,474,569)	(1,115,540)
Loss from continuing operations,	(21,981,244)	(14,890,610)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization expense	529,748	601,314
Impairment of assets	7,454,692	-
Allowance for doubtful accounts	108,360	(5,016)
Amortization of right of use assets	1,983,618	1,298,177
Stock based compensation	700,677	1,809,935
Amortization of debt issuance costs	494,685	1,032
Gain of PPP Loan forgiveness	(1,616,104)	-
Redemption of fractional shares	(2,110)	-
Warrants issued for Services	976,409	-
Effect of reverse merger	64,041	-
Unrealized gain on securities	-	1,295,000
Changes in operating assets and liabilities
Accounts receivable	38,916	(49,874)
Prepaid expenses	(2,490,450)	(76,864)
Other current assets	-	-
Accounts payable	(1,126,238)	1,859,609
Accrued expenses	7,581,560	(299,332)
Accrued interest	(103,631)	44,398
Deferred revenue	(367,122)	322,722
Other non-current asset	(2,795,782)	(227,021)
Other current liabilities	(472,361)	(12,637)
Change in operating lease liability	(810,583)	(648,022)
Net cash used in activities of continuing operations	(11,832,919)	(8,977,189)
Net cash provided by (used in) operating activities of discontinued operations	9,222,731	(837,446)
Net cash used in operating activities	(2,610,188)	(9,814,636)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(240,727)	(193,000)
Proceeds from sale of non-consolidated subsidiary	1,456,206	-
Payment for capitalized software costs	(1,608,930)	(160,104)
Shares issued under merger	-	-
Payment for acquisitions	(100,000)	-
Net cash used (provided by) in investing activities of continuing operations	(493,451)	(353,104)
Net cash provided by investing activities of discontinued operations	-	16,101,584
Net cash provided (used) by investing activities	(493,451)	15,748,480
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(13,321,372)	(1,115,112)
Borrowings on long-term debt, net	12,929,498	1,802,957
Cash received from merger transaction	259,005	-
Proceeds from sale of preferred stock and member units in subsidiary	3,341,517	4,196,963
Net cash provided by continuing operations	3,208,648	4,884,808
Net cash used in financing activities of discontinued operations	-	(13,512,806)
Net cash provided by (used) in financing activities	3,208,648	(8,627,998)
Change in cash and restricted cash from continuing operations	(9,117,722)	(4,445,486)
Change in cash and restricted cash from discontinued operations	9,222,731	1,751,331
Cash and restricted cash at beginning of the year	870,066	3,564,222
Cash and restricted cash at end of year	$975,075	$870,067
Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	965,075	780,262
Restricted cash	10,000	89,804
Cash and cash equivalents, restricted cash	$975,075	$870,066
Beginning of period
Cash and cash equivalents	780,262	2,900,207
Restricted cash	89,804	664,016
Cash and cash equivalents, restricted cash	$870,066	$3,564,223
Supplemental cash flow information:
Non-cash financing activities
Debt to equity of non-controlling interest	-	325,000
Preferential interest in real estate for 400,000 shares issued by STI	-	1,600,000
Net assets acquired in merger, net of cash acquired	-	-

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

The allowance for doubtful accounts reflects estimates that the Company periodically reviews and revises based on new information, to which revisions may be material. The Company’s allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-offs	Balance at End of Period
December 31, 2021	68,911	108,360	(177,271)	0
December 31, 2020	63,895	68,911	(63,895)	68,911

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of May, 2022.

CLEARDAY, INC.

By:	/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Bergeron, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James T. Walesa	President, Chief Executive Officer and Director	May 17, 2022
James T. Walesa /s/ John R. Bergeron	(Principal Executive Officer) Chief Financial Officer	May 17, 2022
John R. Bergeron /s/ BJ Parrish	(Principal Financial and Accounting Officer) Director	May 17, 2022
BJ Parrish /s/ Elizabeth M. Caveness	Director	May 17, 2022
Elizabeth M. Caveness
/s/ Alan Channing	Director	May 17, 2022
Alan Channing
/s/ Jeffrey A. Coleman	Director	May 17, 2022
Jeffrey A. Coleman
/s/ Richard Levychin	Director	May 17, 2022
Richard Levychin

62