Form 10-Q
period 2022-03-31
Clearday, Inc.
filed 2022-05-24
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Address of principal executive offices & zip code)

(210) 451-0839

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CLRD	OTCQX

We had 17,775,992 shares of our common stock outstanding as of the close of business on May 20, 2022.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our limited cash and a history of losses;

Our ability to fund our innovative care products and services, including Clearday at Home;

●	The impact of any financing activity on the level of our stock price;

●	The dilutive impact of any issuances of securities to raise capital;

●	Cost and uncertainty from compliance with environmental regulations and the regulations related to operating assisted living or memory care facilities;

●	Local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	Increases in our labor costs or in costs we pay for goods and services;

●	Increases in tort and insurance liability costs;

●	Delays or nonpayment of government payments to us; and

●	Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening investment returns, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics.

For further discussion of these and other factors see “Risk Factors” in our Annual Report on Form 10-K, as amended and supplemented.

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

I

Clearday, Inc.

March 31, 2022

References in this Report to the “Clearday”, “Company”, “we”, “us” include Clearday, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise. References in this report to “STI” or “Superconductor” are to the Company prior to the September 9, 2021 closing of the merger (the “AIU Merger”) by the Company with Allied Integral United, Inc. (“AIU”) that was described in our registration statement on Form S-4, as amended and supplemented (Registration No. 333-256138), unless otherwise expressly stated or the context indicates otherwise.

The mark “Clearday” is protected under applicable intellectual property laws. Solely for convenience, trademarks of Clearday referred to in this Report may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and related intellectual property rights.

II

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Clearday, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$125,836	$965,075
Restricted cash	10,000	10,000
Accounts receivable, net	44,616	50,761
Prepaid expenses and other current assets	612,186	132,926
Other current assets	2,763,936	2,763,936
Current assets held for sale		-
Total current assets	3,556,574	3,922,698

Patents and development	8,930	8,930
Operating lease right-of-use assets	32,358,269	32,818,019
Property and equipment, net	7,793,615	7,418,836
Other long-term assets	288,155	288,155
Non-current assets held for sale	2,131,666	2,086,245
Total assets	$46,137,209	$46,542,883
LIABILITIES, TEMPORARY EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$4,295,320	$3,392,772
Accrued expenses	10,181,034	9,202,644
Due to related parties	283,023	283,023
Note Payable	3,803,238	3,228,212
Current portion of long-term debt	4,379,427	3,941,782
Operating lease liabilities	997,366	953,817
Other current liabilities	1,489,730	1,110,000
Current liabilities related to assets held for sale	1,551,192	1,438,192
Total current liabilities	26,980,330	23,550,442

Long-term liabilities:
Operating lease liabilities	36,371,481	36,642,807
Long-term debt, less current portion, net	5,559,694	5,572,427
Non-current liabilities related to assets held for sale	643,486	712,847
Total liabilities	69,554,991	66,478,523
Commitments and contingencies
Temporary equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,797,052 and 4,797,052 issued and outstanding on March 31, 2022 and December 31, 2021, respectively. Liquidation value $99,534,543 and $96,296,493 on March 31, 2022 and December 31, 2021, respectively.	18,476,282	16,857,267

Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively. Liquidation value of $329 and $329 on March 31, 2022 and December 31, 2021, respectively	329	329
Common Stock, $0.001 par value, 17,775,792 and 14,914,458 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	17,774	14,915
Additional paid-in-capital	11,576,374	17,069,481
Accumulated deficit	(64,811,535)	(65,208,327)
Clearday, Inc. Shareholders’ deficit:	(53,217,058)	(48,123,602)
Non-controlling interest in subsidiaries	11,322,994	11,330,695
Total deficit	(41,894,064)	(36,792,907)
TOTAL LIABLITIES, TEMPORARY EQUITY AND DEFICIT	$46,137,209	$46,542,883

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Resident fee revenue, net	3,124,761	$3,744,061
Adult Day Care and other revenue	83,896	-
Commercial Property Rental Revenue	1,561	-
	3,210,218	3,744,061
OPERATING EXPENSES
Wages & general operating expenses	4,634,056	4,601,987
Selling, general and administrative expenses	1,393,370	2,862,780
Depreciation and amortization expense	187,215	174,459
Total operating expenses	6,214,641	7,639,226

Operating loss	(3,004,423)	(3,895,165)

Other (income) expenses
Interest and other expenses	501,598	78,781
PPP loan forgiveness	(642,816)	-
Unrealized/loss on equity investments	-	(244,000)
Other (income)/expenses	(143,889)	(70,754)
Total other (income)/expenses	(285,107)	(235,973)

Net loss from continuing operations	(2,719,316)	(3,659,192)
Loss from discontinued operations, net of tax	(85,227)	(312,012)
Net loss	(2,804,543)	(3,971,204)
Net (loss) gain attributable to non-controlling interest	(144,265)	176,052
Preferred stock dividend	(1,619,015)	(951,000)
Net loss applicable to Clearday, Inc.	$(4,567,823)	$(4,746,152)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(0.18)	(0.28)
Net loss/income from discontinued operations	(0.01)	(0.02)
Net loss	(0.19)	(.30)
Weighted average common shares basic and diluted outstanding	15,010,907	13,081,092

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit

Three Months Ended March 31

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance at December 31, 2020	4,606,853	$10,969,078	328,925	$329	13,048,942	$13,049	$17,913,638	$(45,522,907)	$(27,595,891)	$7,799,668	$(19,796,223)
Stock compensation for services	-	-	-	-	135,923	136	689,776	-	689,912	10,765	700,677
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	257,000	257,000
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	413,062	413,062
PIK dividends on Convertible Preferred Stock F	47,550	951,000	-	-			(951,000)		(951,000)	-	(951,000)
Net loss	-	-	-	-	-	-	-	(3,971,204)	(3,971,204)	176,052	(3,795,152)
Balance at March 31, 2021	4,744,191	13,715,838	328,925	329	13,184,865	13,185	17,652,414	(49,494,111)	(31,828,183)	8,656,547	(23,171,636)

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at January 1, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	$(36,792,907)
PIK dividends Accruals on Convertible Preferred Stock F	-	1,619,015	-	-			(1,619,015)		(1,619,015)		(1,619,015)
Series F Incentive Common Stock					2,861,334	2,859	(2,853)		6		6
Accrued of series I Convertible Preferred Stock in subsidiary										136,564	136,564
Series I adjustment								(669,904)	(669,904)		(669,904)
Dissolution of Longhorn Hospitality	-	-	-	-	-	-	(3,871,239)	3,871,239	-		-
Net loss	-	-	-	-	-	-	-	(2,804,543)	(2,804,543)	(144,265)	(2,948,808)
Balance at March 31, 2022	4,797,052	18,476,282	328,925	329	17,775,792	17,774	11,576,374	(64,811,535)	(53,217,058)	11,322,994	(41,894,064)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,804,543)	$(3,971,204)
Loss from discontinued operations, net of tax	(85,227)	(312,012)
Loss from continued operations	(2,719,316)	(3,659,192)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization expense	187,215	174,459
Allowance for doubtful accounts		206,741
Amortization of right of use assets	459,750	-
Gain of PPP loan forgiveness	(642,816)	-
Non-cash lease expenses		218,844
Stock based compensation		637,896
Amortization of debt issuance costs	501,970	258
Unrealized gain on securities		(244,000)
Changes in operating assets and liabilities
Accounts receivable	6,145	(133,436)
Prepaid expenses	(433,839)	6,314
Accounts payable	902,548	570,502
Accrued expenses	(181,935)	72,001
Accrued interest		8,769
Deferred revenue		(201,931)
Other non-current assets		1,692,243
Other current liabilities	113,000	(1,552,398)
Change in operating lease liability	(227,777)	(73,867)
Net cash used in activities of continuing operations	(2,035,055)	(2,276,797)
Net cash provided by (used in) operating activities of discontinued operations	(45,421)	155,834
Net cash used in operating activities	(2,080,476)	(2,120,963)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(13,348)	(26,720)
Proceeds from sale of non-consolidated subsidiary:		-
Payment for capitalized software costs		(480,000)
Net cash used in investing activities of continuing operations	(13,348)	(506,720)
Net cash used in investing activities	(13,348)	(506,720)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(977,263)	38,202
Borrowings on debt, net	2,130,268	2,345,180
Proceeds from sale of preferred stock and member units in subsidiary	-	670,062
Net cash provided by continuing operations	1,153,005	3,053,444
Net cash used in financing activities of discontinued operations	101,580	(492,428)
Net cash provided by in financing activities	1,254,585	2,561,016
Change in cash and restricted cash from continuing operations	(895,398)	269,927
Change in cash and restricted cash from discontinued operations	56,159	(336,594)
Cash and restricted cash at beginning of the year	975,075	870,066
Cash and restricted cash at end of year	$135,836	$803,399
Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	125,836	696,915
Restricted cash	10,000	106,484
	$135,836	$803,399
Beginning of period
Cash and cash equivalents	965,075	780,262
Restricted cash	10,000	89,804
	$975,075	$870,666
Supplemental cash flow information:

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Description of Organization, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern

Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc., was established in 1987 and closed a merger with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. This merger was described in our registration statement (“Merger Registration Statement”) on Form S-4, as amended and supplemented (Registration No. 333-256138). Prior to the closing of the merger, the Company was a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. As described in the Merger Registration Statement, after the merger, the Company continued the businesses of AIU and continued the businesses of the Company related to its Sapphire Cryocooler and its related patents and intellectual property. AIU was incorporated on December 20, 2017 and began its business on December 31, 2018 when it acquired the businesses of five (5) memory care residential facilities and other businesses (the “2018 Acquisition”). The memory care business is conducted through the Company’s Memory Care America LLC subsidiary (“MCA”), which has been in the residential care business since November 2010 and has been managed by the Company’s executives for approximately 6 years. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the older American market.

All of the Company’s assets that were acquired in the 2018 Acquisition and are not related to the memory care facilities or the non-acute care and wellness industry were designated as non-core businesses and held for disposition. Accordingly, such assets and liabilities are classified as held for sale in the unaudited condensed consolidated balances sheets as of March 31, 2022, and December 31, 2021. Additionally, the results of operations for these non-core businesses are classified as income from discontinued operations within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

Liquidity and Going Concern

The Company has incurred significant cumulative consolidated operating losses and negative cash flows. As of March 31, 2022, the Company has an accumulated deficit of $64,811,535 continued loss from operations of $2,719,316 and net loss from discontinued operations in the amount of $85,227. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources, including the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

For the three months ended March 31, 2022, the Company entered into certain financing transactions related to the sale or forward sale of approximately $1,990,760 of revenues from the MCA residential fees. These transactions resulted in net proceeds of approximately $1,217,446. As of March 31, 2022, the repayment of these financing transactions ranges from 32 days to 288 days. (See “Note 6 – Indebtedness”)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. In 2019, AIU Alternative Care, Inc., a Delaware corporation (“AIU Alt Care”), and Clearday Alternative Care Oz Fund, L.P, a Delaware limited partnership (“Clearday OZ Fund”), were formed by AIU. The Company owns all of the voting interests of AIU Alt Care and the sole general partner of Clearday OZ Fund, and less than 1% of the preferred economic interests in such companies.

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

The exchange rate for each of the Alt Care Preferred Stock and the limited partnership units in Clearday OZ Fund are equal to (i) the aggregate investment amount for such security plus accrued and unpaid dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the merger, the exchange rate was 1 share for every $10.00 of aggregate amount of the investment plus such accrued dividends.

The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statement of operations.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements of the Company and of AIU that are contained in the Company’s Form 10-K, as amended and supplemented. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated upon consolidation. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of March 31, 2022, along with its results of operations for the three month periods ended March 31, 2022 and 2021 and cash flows for the three-month periods ended March 31, 2022 and 2021. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the three-month period ended March 31, 2022, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2022.

Reclassifications

Certain prior period amounts have been reclassified on the accompanying condensed consolidated statements of operations and cash flows to conform to the current period presentation. This reclassification had no effect on previously reported net income (loss), deficit or cash flows from operating activities.

Classification of Convertible Preferred Stock

In 2022, the Company applied ASC 480, distinguishing liabilities from equity, and revised the consolidated financial statement presentation of its convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in balance sheets, amounts applicable to the following three general classes of securities: (i) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer; (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer; and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2022 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of the Company, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, as well as the audited consolidated financial statements of AIU that are included in our Annual Report on Form 10-K, as amended and supplemented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity, and prospects in the near-term and beyond 2022. While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic on its results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. The Company’s results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

Significant estimates in our condensed consolidated financial statements relate to revenue recognition, including contractual allowances, the allowance of doubtful accounts, self-insurance reserves, long-lived assets, impairment of long-lived assets and estimates concerning our provisions for income taxes.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments are limited to cash, accounts receivable, debt and equity investments, accounts payable, operating leases and mortgage notes payable. The fair value of these financial instruments was not materially different from their carrying values on March 31, 2022.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of March 31, 2022 and December 31, 2021 includes cash that the Company deposited as security for obligations arising from property taxes, property insurance and replacement reserve the Company is required to establish escrows as required by its mortgages and certain resident security deposits.

Investments

The Company follows ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The Company has no investment in securities as of March 31, 2022.

Goodwill

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

Software Capitalization

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per ASC350-40. Once the software has been developed, the costs to maintain and train others for its use will be expensed.

Risks and Uncertainties

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments, and trade receivables. At certain times throughout the year, the Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. The Company performs ongoing credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography, of the customer base.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was adopted.

The CARES Act appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations and employment related tax credits to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company continues to examine the impact that the CARES Act may have on its business and is currently, unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity.

Earnings Per Share

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

Accounts Receivable and Allowance for Doubtful Accounts

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

The allowance for doubtful accounts reflects estimates that the Company periodically reviews and revises based on new information, to which revisions may be material. The Company’s allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-Offs	Balance at End of Period
December 31, 2021	$68,911	$108,360	$(177,271)	$-
March 31, 2022	$-	-	-	-

Assets and Liabilities Held for Sale

The Company designated its real estate and hotels as held for sale when it is probable these non-core business assets will be sold within one year. The Company records these assets on the unaudited condensed consolidated balance sheets at the lesser of the carrying value and fair value less estimated selling costs. If the carrying value is greater than the fair value less the estimated selling costs, the Company records an impairment charge. The Company evaluates the fair value of the assets held for sale each period to determine if it has changed (See Note 5 – Discontinued Operations).

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, right to use assets and definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Note 3 - Real Estate, Property and Equipment, Net.

Gain (Loss) on Sale of Assets

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

Legal Proceedings and Claims

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Lease Accounting

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

Lessee

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

The Company classifies its lessee arrangements at inception as either operating leases or financing leases. A lease is classified as a financing lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for financing lease classification is met. The Company has no financing leases as of March 31, 2022.

ROU assets associated with operating leases are included in “Right of Use Asset” on the Company’s unaudited condensed balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in “Lease Liabilities, Current” and “Lease Liabilities, Long-Term” on the Company’s balance sheet as of March 31, 2022. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability plus or minus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.

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

Lessor

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

The Company’s income tax expense includes U.S. income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences to be included in the Company’s unaudited condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized.

Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent, the Company believes that the Company is more likely than not that all or a portion of deferred tax assets will not be realized, the Company establishes a valuation allowance to reduce the deferred tax assets to the appropriate valuation. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in a given period, the Company includes the related tax expense or tax benefit within the tax provision in the unaudited condensed consolidated statement of operations in that period. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the future, if the Company determines that it would be able to realize its deferred tax assets in excess of their net recorded amount, the Company will make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit within the tax provision in the unaudited condensed consolidated statement of operations in that period.

The Company pays franchise taxes in certain states in which it has operations. The Company has included franchise taxes in general and administrative and operating expenses in its unaudited condensed consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our unaudited condensed consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires the Company to: (i) identify its contracts with customers, (ii) identify its performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to its performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our unaudited consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident’s agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our unaudited condensed consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

Core Business – Continuing Operations

Resident Care Contracts. Resident fees at the Company’s senior living communities may consist of regular monthly charges for basic housing and support services and fees for additional requested services and ancillary services. Fees are specified in the Company’s agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed the first of the month. Funds received from resident in advance of services are not material to the Company’s unaudited condensed consolidated financial statements.

Below is a table that shows the breakdown by percent of revenues related to contracts with residents versus resident fees for support or ancillary services.

	For the Three Months Ended March 31,
	2022	%	2021	%
Revenue from contracts with customers:
Resident rent - over time	$3,019,193	96%	$3,624,139	97%
Day care	83,896	3%	-
Amenities and conveniences - point in time	21,672	1%	119,922	3%
Total revenue from contracts with customers	$3,124,761		$3,744,061

Rent increases helped to augment revenue in 2022. However, total revenue decreased due to the relinquishment of operations in Simpsonville, NC. in September 2021, resulting in a decrease in total revenue in Q1. Day care revenue is from Primrose Day care center, which we purchased in the second quarter of 2021.

Discontinued Operations

Hotels. During 2021, we sold or disposed of all of our remaining hotel properties.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Cost of Product Revenue

Cost of product revenue represents direct and indirect costs incurred to bring the product to saleable condition.

Research and Development Expenses

All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of the Company’s technologies under development, and (iii) other research and development costs including allocations of facility costs.

PPP Loans

The Company recognizes Paycheck Protection Program loans (PPP loans) under the Small Business Administration as debt instruments in accordance with ASC 470, Debt. When the loan proceeds are received, a long-term liability account (i.e., “PPP Loan Liability”) is set up. The presentation of the loan in the balance sheet is accounted for in accordance with U.S. GAAP regarding the presentation of assets and liabilities, whereas the portion of the loan due within 12 months from year end will be considered a current liability and the remaining portion will be considered a long-term liability. Also, under this guidance, a borrower should not recognize any income from the extinguishment of its debt until the borrower has been legally released as the primary obligor under the loan. In addition, the forgiveness of PPP loans as income will be recorded as other income and not included in income from operations based on the unprecedented nature of COVID-19.

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

ERTC Funds

The Company was eligible to claim the employee retention tax credit (“ERTC”) for certain employees under the CARES Act. The 2021 refundable tax credit is available to employers that fully (or partially) suspend operations during any calendar quarter in 2021 due to orders from an appropriate governmental authority, which limits commerce, travel, or group meetings due to COVID-19. The credit is equal to 70% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $7,000 per employee. The credit was modified and extended for wages paid from January 1, 2021, through December 31, 2021, by the “Consolidated Appropriations Act, 2021”. Certain of these credits are obtained by refunds of employer taxes that have been paid, and other amounts were obtained by reducing the amount of withholdings remitted to the IRS. The ERTC has recently been terminated as of fourth quarter of 2021.

General and Administrative Expenses

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and clarifies that receivables arising from operating leases are not in the scope of this ASU. These ASUs are effective for reporting periods beginning after December 15, 2022. The Company is assessing the potential impact that the adoption of these ASUs will have on its unaudited condensed consolidated financial statements.

In December 2019, the FASB also issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain requirements under Topic 740, including eliminating the exception to intra-period tax allocation when there is a loss from continuing operations and income from other sources, such as other comprehensive income or discontinued operations. The amendments in this ASU are effective for the fiscal year beginning after December 15, 2020. The Company has determined that this ASU does not have a material impact on its unaudited condensed consolidated financial statements.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Real Estate, Property and Equipment, Net

Property and equipment, net, consists of the following:

Memory Care Facilities and Corporate

	Estimated Useful Lives	March 31, 2022	December 31, 2021

Land		$1,255,477	$1,255,477
Building and building improvements	39 years	4,508,797	4,508,797
Furniture, fixtures, and equipment	3-7 years	5,621,211	5,127,466
Total		11,385,535	10,891,740
Less accumulated depreciation		(3,591,920)	(3,472,904)
Real estate, property and equipment, net		$7,793,615	$7,418,836

Non-core businesses classified as assets held for sale:

	Estimated Useful Lives	March 31, 2022	December 31, 2021
Land		$1,688,070	$1,688,070
Building and building improvements	39 years	466,447	466,447
Furniture, fixtures and equipment	5-7 years	-	-
Other	3-5 years	-	-
Total		2,154,517	2,154,517
Less: accumulated depreciation		(68,272)	(68,272)
Real estate, property and equipment, net		$2,086,245	$2,086,245

The Company recorded depreciation expense relating to real estate, property, and equipment for the Company’s memory care facilities and corporate assets in the amount of $187,215 and $174,459 for the three months ended March 31, 2022 and 2021, respectively.

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Leases

The Company follows ASC 842, as discussed in Note 1 – Summary of Significant Accounting Policies, the Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess the lease identification, lease classification, and initial direct costs. The Company has elected the accounting policy practical expedient to exclude recording short term leases for all asset classes, as right-of-use assets, and lease liabilities on the unaudited condensed consolidated balance sheet. Finally, the Company has elected to recognize lease components and non-lease components separately for real estate leases.

Leases for Memory Care Facilities

The Company leases three memory care facilities from MHI-MC San Antonio, LP, MHI-MC Little Rock, LP, and MHI-MC New Braunfels, LP (collectively “MHI entities”) under three separate lease agreements and originally recorded a right of use asset and a lease liability of $35,782,153. The Amended Leases contain three options to renew, which were not considered reasonably certain of being exercised as of the lease commencement date nor the balance sheet date.

As of March 31, 2022, the Company leased one memory care facility from MC-Simpsonville, SC-1-UT, LLC (the “Simpsonville Landlord”) under a 15-year non-cancelable lease agreement. Provided the Company is not in default, the lease agreement has three successive five-year renewal options and has the right of first refusal to acquire the Simpsonville Landlord’s interest in the property in certain situations. Beginning January 2019, the Company ceased paying the Simpsonville Landlord rent. The Landlord filed a lawsuit against the guarantors of the lease and on October 21, 2020, the trial court issued a final judgment of the damages for the plaintiff in the amount of $2,801,365. The trial court has not made findings of fact related to the Company’s liability under the Lease. Additionally, the Company has appealed the trial court judgement as they believe it has reasonable likelihood of success to reduce certain fees in the amount of $190,043 in past taxes and $248,074 in attorney’ fees. the Company has accrued an amount that it determines is reasonable with respect to this contingency. See Note 7 – Commitments and Contingencies for additional information.

All leases are classified as operating leases. The Company does not have any leases within its non-core business. Therefore, no right-of-use assets or lease liabilities were recorded within non-current assets held for sale or lease liability on the unaudited condensed consolidated balance sheet following the adoption of ASC 842. Weighted-average remaining lease terms and discount rate as of March 31, 2022, are 13.5 years and 8.25%, respectively.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Lease Costs

For the three months ended March 31, 2022 and 2021, the lease costs recorded in the unaudited condensed consolidated statement of operations are as follows:

	For the Three Months Ended March 31,
	2022	2021
Lease costs:
Operating lease costs	$1,189,145	$1,129,542
Short-term lease costs	10,994	18,487
Total lease costs	$1,200,139	$1,148,029

Operating Lease Payments

The following table summarizes the maturity of the Company’s operating lease liabilities as of March 31, 2022:

Year Ending	Operating Leases
2022 (Remaining of 2022)	$3,018,593
2023	4,114,830
2024	4,211,664
2025	4,310,799
2026	4,412,289
2027	4,516,191
2028	4,622,562
Thereafter	35,667,127
Total minimum lease payments	$64,874,055
Less: amounts representing interest	27,505,208
Present value of future minimum lease payments	37,368,847
Less: current portion	997,366
Non-current lease liabilities	$36,371,481

 5. Discontinued Operations

The Company held two hotel properties during 2021, each of which were classified as non-core assets and were sold or disposed of during 2021.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the quarter ended March 31, 2022, the Company did not sell any non-core assets:

On April 5, 2022, Leander Associates, Ltd., a Texas limited partnership (“Seller”) also executed a Purchase and Sale Agreement with Leander Ridge, LLC, a Texas limited liability company (“Buyer”) to sell one of Clearday’s non-core assets: a land parcel located in Leander, Texas (the “Leander Property”) for a consideration of $392,040 per acre ($9.00/sf) of developable land, for an approximate total amount of $1,842,588 (the “Purchase Price”). The Sale Agreement provides a 90-day period following the April 4, 2022 effective date, or until July 5, 2022 (the “Feasibility Period”), for the purchaser to inspect the Leander Property and conduct their analysis, appraisals and other examination of the Leander Property, including environmental inspections.

The following statements are the unaudited condensed consolidated balance sheets and income statements for the Company’s discontinued operations:

	March 31, 2022		December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$-		$-
Restricted cash	-		-
Accounts receivable	-		-
Prepaid expenses	45,421		-
Total current assets	$45,521	$

Investments in non-consolidated entities	-		-
Note Receivables	-		-
Real estate, property and equipment, net	2,086,245		2,086,245
Total long-term assets held for sale	2,086,245		2,086,245
TOTAL ASSETS	$2,131,666		$2,086,245
LIABILITIES
Current liabilities:
Accounts payable			$-
Accrued expenses	$446,192		438,192
Accrued interest			-
Current portion of long-term debt	1,105,000		1,000,000
Total current liabilities	1,551,192		1,438,192

Long-term liabilities:
Note payable	421,470		487,678
Long-term debt, less current portion	222,016		225,169
Total long-term liabilities held for sale	643,486		712,847
TOTAL LIABILITIES	$2,194,678		$2,151,039

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2022	2021
REVENUES
Commercial property rental revenue	$14,239	$20,867
Total revenues, net	14,239	20,867

Costs and expenses
Operating expenses	-	43,328
General and administrative expenses	36,636	268,646
Total operating expenses	$36,636	$311,973

Loss from operations	(22,307)	(291,107)

Other/(income) expenses
Interest expense	44,151	23,825
Gain on disposal of assets	-	15,000
Equity income from investees, net of applicable taxes	-	-
Impairment expense (recovery)	-	-
Other (income) expenses	18,768	(17,920)
Total (income)/expense	62,920	20,905

Net loss	$(85,227)	$(312,012)

6. Indebtedness

As of March 31, 2022 and December 31, 2021, the current portion of long-term debt within the Company’s unaudited condensed financial statements for our core MCA and Corporate facilities is $5,700,171 and $1,105,000 respectively.

As of March 31, 2022 and December 31, 2021the long term debt less the current portion of the company debt is and $5,292,473. This debt is expected to be repaid primarily with the proceeds from the sales of these assets. See Note 2 – Summary of Significant Accounting Policies for more information about the Company’s assets held for sale.

Interest and Future Maturities

The Company has recorded interest expense in the accompanying unaudited condensed consolidated financial statements of $501,598 and $78,781 for the three months ended March 31, 2022 and 2021, respectively, and $44,151 and $23,825 for discontinued operations for the same periods.

The change in the interest expense reflects primarily the impact of the factoring loans we have taken out which carry a higher interest rate.

As of March 31,	Continuing Core	Discontinued Non-Core	Total
2022	6,732,807	300,000	7,032,807
2023	6,952,243	805,000	7,757,243
2024	0	0	0
2025	500,000	487,678	987,678
Thereafter	0	222,016	222,016
Total obligations	$14,185,050	$1,814,694	$15,999,744

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the maturity of the Company’s long-term debt and notes payable as of March 31, 2022:

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2022	2021
Memory Care (Core) Facilities:
Naples Equity Loan	May-23	9.95%	4,550,000	4,550,000
Libertas Financing Agreement	May-22	0.00%	-	283,685
New Braunfels Samson Funding 1	Apr-22	0.00%	-	80,467
New Braunfels Samson Group 2	Apr-22	0.00%	-	80,467
Naples Operating LG Funding	Apr-22	0.00%	27,813	115,500
Naples LLC CFG Merchant Solutions	Sept-22	0.00%	-	134,239
Clearday Operating PPP Loans	Jan-22	1.00%	468,040	468,040
MCA Invesque Loan	Jan-24	8.50%	-	57,452
New Braunfels Business Loan	Jun-22	6.25%	42,940	64,072
Gearhart Loan	Dec-22	7.00%	193,578	193,578
Five C’s Loan	Dec-22	9.85%	325,000	325,000
SBA PPP Loans	Feb-22	1.00%	1,400,142	2,042,958
Buda 2K Hospitality LLC	Oct-22	15.00%	90,000	100,000
Equity Secured Fund I, LLC	Jun-22	11.50%	1,000,000	1,000,000
New Braunfels Samson Funding 1	Apr-23	0.00%	195,171	-
New Braunfels Samson Group 2	Apr-23	0.00%	325,286	-
Naples LLC CFG Merchant Solutions	Jan-23	0.00%	299,375	-
Bank Direct Payable	Dec-22	3.13%	765,872
Naples Operating PIRS Capital	Mar-23	0.00%	533,000	-
Little Rock Libertas	Feb-23	0.00%	554,411	-
Notional amount of debt			10,770,628	9,492,477
Less: current maturities			5,700,171	4,910,863
			$5,070,457	$4,581,614

Non-core businesses classified as liabilities held for sale:
Real Estate:
Artesia Note (6)	Jun-33	Variable	$222,016	$225,436
Tamir Note	Jun-22	12.00%	300,000	300,000
Leander Note	Apr-22	12.75%	-	700,000
Leander Stearns National Association	Feb-23	10.38%	805,000	-
Notional amount of debt			1,327,016	1,225,436
Less: current maturities			1,105,000	1,000,000
			$222,016	$225,436

On the accompanying unaudited condensed consolidated balance sheet for core business operations includes $449,022 and $0 of unamortized debt discounts as of March 31, 2022 and 2021, respectively.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Core Businesses (Continuing Operations) Notes Payable
Cibolo Creek Partners promissory note	December 2025	0.09%	$66,208	$66,208
Primrose – Miscellaneous	July 2029	7.00%	-	-
EIDL SBA Treas 310	December 2051		495,000	494,900
AGP Promissory Note		2.00%	2,419,420	2,522,922
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Notional amount of debt			3,480,628	3,584,030
Other Current Liabilities Related Party Payable-Guarantee Fees			283,023	283,023
			$283,023	$283,023

Non-Core Businesses (Discontinued Continuing Operations) Notes Payable
Cibolo Creek Partners promissory note	December 2025	0.09%	$421,470	$421,470
			421,470	421,470

In addition, the Company has an obligation for the payment of the acquisition of the Primrose adult day care center of $100,000 on May 31, 2022.

Memory Care (Core) Facilities:

Naples Equity Loan

On April 29, 2021, the Company executed a secured promissory note with Benworth Capital Partners, LLC in the amount of $4,550,000. The original Naples mortgage was paid off in the amount of $2,739,195 and there were closing costs of $354,357 which netted the Company proceeds in the amount of $1,456,448. This secured promissory note is a two-year loan with interest only payments at a fixed interest rate of 9.95%. This loan is guaranteed by certain officers of the Company and is secured by the Memory Care facility located at 2626 Goodlette-Frank Road, Naples, Florida 34105.

PPP Loans

In May 2020, the Company was granted four separate loans under the Paycheck Protection Program (the “PPP Loans”) administered by the United States Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which has enabled the Company to retain the Company’s employees during the period of disruption created by the Coronavirus pandemic. STI was granted one loan in March 2021. The PPP Loans, which are evidenced by Notes issued by the Company (the “Note”), mature in May 2022 and bear interest at a fixed rate of 1.0% per annum, accruing from May 2020 (“Loan Date”) and payable monthly. The Note is unsecured and guaranteed by the SBA. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the notes or related documents, reorganizations, mergers, Consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions. The PPP Loans may be accelerated upon the occurrence of a default. We have three of the PPP loans remaining (including STI) which we expect to be forgiven in the upcoming months.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

AGP Promissory Note

The Company entered into an unsecured promissory note with A.G.P./Alliance Global Partners (“AGP”) which was the financial adviser to AIU in connection with the merger. The $2,419,420, principal balance amount due of this note represents the unpaid fee amount then owed to AGP for its services. Interest under this note accrues at 2% per annum. The Company makes monthly payments of $30,000 and will pay 50% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions. Accrued and unpaid obligations of this note are due on September 10, 2022.

MCA Invesque Loan

On November 6, 2017, the Company executed a promissory note for $600,000 with Mainstreet Health Financing, LP. The loan had no prepayment penalties. In January 2018, a principal payment of $300,000 was made on this loan. In November 2018, this loan agreement was amended for the then-current principal balance of $300,000. Effective July 31, 2019, the Company signed an amended and restated promissory note with the landlord parties, as defined for the principal sum of $3.3 million (the “A&R MCA Note”), including the previously outstanding principal balance of $300,000. This note was paid off in February 2022. See Note 7 – Commitments and Contingencies.

New Braunfels Business Loan

On December 23, 2015, the Company executed a business loan agreement with ServisFirst Bank for $600,000. In October 2019, the loan was extended and now matures in March 2022. The loan has a fixed interest rate of 6.25%. The note is guaranteed by certain officers and directors of the Company and is collateralized by furniture, fixtures and equipment at MCA New Braunfels.

Gearhart Loan

On April 1, 2012, the Company executed a promissory note with Betty Gearhart for $200,000 (the “Gearhart Note”). Interest accrues at a fixed rate of 7.0% and is payable quarterly in January, April, July and October. In April 2015, the Company executed the First Amended and Restated Promissory Note in the principal amount of $238,578, which extended the maturity date until April 2017. The note is collateralized by the debtor granting a security interest to Betty Gearhart including all assets of MCA, LLC as well as any proceeds (including insurance proceeds) of any and all of the foregoing collateral. The maturity date of the loan was further extended in April 2017, April 2018 and April 2020. The Second Amendment to the Amended and Restated Promissory Note (the “Second Amendment”) was executed on March 5, 2020 in the principal amount of $218,578 and has a maturity date of April 1, 2021. The scheduled maturity date of this note has been further extended to December 31, 2022.

Five C’s, LLC Loan

As of April 1, 2019, the Five C’s LLC entered into an agreement issuing capital stock that reduced obligations under an existing promissory note to $325,000 that was payable one year after the initial loan was funded, with a right of AIU to extend the maturity date for an additional six-month period. As of December 31, 2020, this note was in default. Subsequently, in February 2021, an extension agreement was entered which set an interest rate of 9.85% per annum and rescheduled the maturity date to December 31, 2021. This note can be extended by the parties for successive six-month periods unless the noteholder provides a notice to the borrower that the term shall not be extended on or prior to the date that is 30 days prior than the expiration of the note.

Equity Secured Fund I, LLC

On March 26, 2021, the Company executed a promissory note for $1,000,000 with Equity Secured Fund I, LLC. The loan matures on April 26, 2022 and was subject to one (1) twelve (12)-month extension option. The interest rate of the loan is 11.50% and is guaranteed by certain officers and is collateralized the building located at 8800 Village Drive in San Antonio, Texas. Total proceeds received by the Company was $803,963 after adjusting the interest for the period amounting to approximately $115,000, which is classified as prepaid interest in the unaudited condensed unaudited condensed consolidated balance sheet; $44,891 and $5,575 that was paid for prepaid property tax and prepaid insurance respectively (both of which) are included in “net deferred finance cost” and $31,000 in closing costs.

Debt Related to Assets Held for Sale

2K Hospitality Secured Note

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Artesia Note

On April 1, 2013, the Company executed a promissory note with FirstCapital Bank of Texas, N.A. for a principal amount of $314,500 (“Artesia Note”). the Company executed an amendment to the Artesia Note on July 23, 2018 (“Amended Artesia Note”). The Amended Artesia Note had a principal balance of $266,048 upon execution. The original maturity date of the note was March 1, 2018, which was extended to June 23, 2033 in the Amended Artesia Note. The note requires equal monthly principal and interest payments through maturity and has no prepayment penalties. The note has a variable interest rate equal to the greater of 6.0% or the Prime rate plus 1.0%. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. As of March 31, 2022, the interest rate for this loan is 6% (the greater of 6% or the Prime rate of 3.25% plus 1.0%).

Tamir Note

On March 12, 2010, the Company executed a promissory note with Tamir Enterprises, Ltd. for a principal amount of $475,000 (“Tamir Note”). The Company has executed subsequent amendments to the Tamir Notes on March 1, 2013, March 12, 2016, and March 19, 2019 (collectively, the “Amended Artesia Note”). The Amended Artesia Note had a principal balance of $300,000 upon execution. As a result of the March 19, 2019 amendment, the maturity date of the note is March 12, 2022. The note requires monthly interest payments through maturity and has no prepayment penalties. The note has a fixed interest rate of 12.0% plus an additional 2% for accrued interest outstanding. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company.

Leander Note

On October 5, 2018, the Company executed a loan agreement with Equity Security Investments for a principal amount of $700,000 (“Leander Note”) to refinance existing financing for the hotel. The note had an original maturity date of October 5, 2019 and was collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. The Company exercised an extension option which extended the maturity of the note to October 5, 2020. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a fixed interest rate of 12.75%. As of October 12, 2020, the maturity of the note was extended to April 5, 2021.

On February 10, 2022, the Company executed a $805,000 one-year loan on the Leander note that extends the new maturity date to February 10, 2023. The note has a fixed interest rate of 10.75%, which also includes a $56,000 interest reserve for one year in the withholdings. The loan is expected to be paid off at the time of the sale.

Notes Payable

The Company has notes payable to Cibolo Creek Partners, LLC, its affiliate Round Rock Development Partners, LP. These notes have a maturity date of December 31, 2025, and there is no interest accruing on any of these notes. Each of these lenders was a related party when the obligations were incurred. For more information, see Note 9 - Related Party Transactions.

7. Commitments and Contingencies

Contingencies

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease regarding alleged material construction and related defects of the Simpsonville Facility and other memory care facilities that have been built by Embree and are leased by subsidiaries of MCA, including the significant costs and additional investment that was required by MCA to remedy such defects. The Tenant has stopped paying rent and related charges under the lease for the Simpsonville Facility from and after January 1, 2019. The Landlord has made demands for past rent but has not instituted legal action against the Tenant. Instead, the Landlord filed a lawsuit against the guarantors of the lease, including Trident Healthcare Properties I, L.P., referred to as Trident, which is a wholly owned subsidiary of the Company and an unconditional guaranty of such lease; and the personal guarantors of the Tenant’s obligations under the Lease, including the Company’s Chairman and Chief Executive Officer. The Company has an obligation to indemnify and hold such individuals (other than the Company’s Chairman) harmless under such personal guarantees, and Trident is a consolidated subsidiary in the Company’s financial statements. The Company’s Chairman has indemnified the Company for all obligations of the Company with respect to obligations to the Landlord in connection with this litigation, including the Company’s obligations to such indemnified individuals and the Company’s subsidiaries. This litigation is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 and is pending in the 368th Judicial District Court of Williamson County, Texas. On October 21, 2020, the trial court has issued a judgment on damages in the amount of $2,801,365. The trial court has not made findings of fact related to the Tenant’s liability under the Lease. Additionally, the Guarantors has appealed the trial court judgement as they believed it has reasonable likelihood of success to reduce the judgment in the amount of $248,074 in attorney’s fees. The appellate court recently entered a ruling reversing and remanding the attorneys’ fees portion of the judgment to the trial court for renewed proceedings on that issue. After the entry of the appellate court’s ruling, the Guarantors filed a motion for rehearing on the narrow issue of pre-judgment interest calculation, on which the Guarantors believe that they have a reasonable likelihood of success. The Company has accrued an amount that it determines is reasonable with respect to this contingency. The Landlord filed a second action against Trident and the other guarantors on April 9, 2021, for claims similar to the action described above including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. Trident and the other guarantors intend to respond to this action. The Company is not able to determine if it will prevail in such litigation. The Company has entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility. See Note 16 - Subsequent Events.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Certain subsidiaries of the Company that operate hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018 to December 31, 2020. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of March 31, 2022, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $261,552. The Company has accrued this amount in its unaudited condensed consolidated financial statements as of March 31, 2022.

In addition, from time to time, the Company becomes involved in litigation matters in the ordinary course of its business. Such litigations include an action that alleges negligence and other claims regarding the death of a resident in a memory care facility. One case is Michael Inderrieden, Individually and as Personal Representative of the Estate of Thomas Inderrieden v. MCA Simpsonville Operating Company, LLC dba Memory Care of Simpsonville; Allied Integral United, Inc. dba Clearday; Memory Care America, LLC.; MCA Management Company, Inc.; and MC-Simpsonville, SC-1-UT, LLC, which action was brought in South Carolina state court on July 7, 2021 in which the plaintiff alleges various acts and breaches by the defendants that resulted in the death of a resident. Such action has been referred to the Company’s insurance carrier and is in the discovery phase of litigation and mediation has been scheduled. Although the Company is unable to predict with certainty the eventual outcome of any litigation, the Company does not believe any of its currently pending litigation is likely to have a material adverse effect on its business.

Indemnification Agreements

Certain lease and other obligations of the Company are guaranteed in whole or in part by James Walesa and/or BJ Parrish and others. The Company has agreed to indemnify and hold each such individual harmless for all liabilities and payments on account of any such guaranty. The lease obligations of the Company for its lease obligations for four of its five MCA facilities, including the lease of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville facility. This is the facility that is the subject of litigation and judgement against certain of our subsidiaries. We have been fully indemnified by James Walesa for all obligations that the Company may incur with respect to an adverse judgement against the Company, including any post-judgement interest. Such indemnification by James Walesa is under an agreement dated as of July 30, 2020. Under such agreement, James Walesa receives a fee equal to 2% of the total amount payable by AIU or any of its subsidiaries which is payable in units of shares of the Clearday Care Preferred and Clearday Warrants at $10.00 per unit, which is the same as the cash payment for such units by third parties in the offering of such units by Clearday Care. In the event that Mr. Walesa is required to make any payments under this indemnification, then the Company will issue shares of Clearday Care Preferred and Clearday Warrants, at $10.00 per unit, for the amount of such payment.

Subsequently, an amendment to the indemnification agreement above was signed on January 19, 2021 in which additional securities were pledged on behalf of James Walesa for all obligations that Company may incur with respect to an adverse judgement and/or any post-judgement interest. In the event that Mr. Walesa is required to make any payments under this amended indemnification agreement, then Company will issue shares of AIU Care, AIU Warrants and AIU Common Stock at $10.00 per unit as well as the AIU Series A Preferred at $20.00 per unit, for the amount of such payment.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following tables set forth the potentially dilutive shares that were anti-dilutive in their respective periods as the Company had net losses in 2022 and 2021, respectively.

Dilution shares calculation	For the Three Months Ended March 31,
	2022	2021
Series A Convertible Preferred Stock	328,925	-
Series F 6.75% Convertible Preferred Stock	4,797,052	4,749,191
Series I 10.25% Convertible Preferred Stock	320,657	313,829
Limited Partnership Units	99,038	99,038
Warrants	4,038,801	1,107,896
Stock Options
Total participating securities	9,584,473	6,269,954

2,861,334 shares of Common Stock were issued and distributed to holders of the Clearday, Inc. Series F Preferred Stock that did not sell such shares until six months after the effective date of the merger. The date of the issuance was March 29, 2022.

9. Related Party Transactions

Background

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

Debt

There are some loans in which executive management has loaned money to the Company. In addition, there are loans made by the Company itself in which certain executives personally guarantee the debt.

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) have from time to time made loans to us under revolving credit notes that bear interest at the then applicable federal rate and are payable on demand or other date that was specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of March 31, 2022, Cibolo Creek and Round Rock were owed $421,470 and $500,000 respectively by the Company.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Guarantees

From time-to-time certain officers and directors will personally guarantee a loan. There is a guarantee fee agreement in place that details the amount of the fee as well as payment terms for certain executives in the Company. The amount of the fee is capped at 1% of the amount of the outstanding note regardless of how many guarantors there are on the loan.

Other Transactions

On February 18, 2022, MCA Naples, LLC (‘Seller’) executed a purchase agreement with Richard Morris, an executive vice president of the Company, and Arlene Berliner, JTWROS (the “Purchaser”) to sell undivided interests in the land and improvements (the “Naples Property”) that are used for its Memory Care of Naples care facility that is in Naples, Florida (the “Naples Facility”) for aggregate cash amount of $100,000. At the closing of this Purchase Agreement, the purchaser of this undivided interest in the Naples Property will hold an undivided interest in the Naples Property as tenants in common and will be party to a Tenant in Common Agreement (“TIC Agreement”).

13. Deficit

The certificate of incorporation of Clearday, Inc., as amended in connection with the merger, provides for 80,000,000 authorized shares of Common Stock and 10,000,000 authorized shares of preferred stock, each par value $0.001 per share.

Common Stock

AIU awarded restricted shares of its common stock in the amount of 57,000 shares (representing 135,923 shares of Clearday, Inc. Common Stock) to various officers, directors and a consultant; during the three months ended March 31, 2021. For the three months ended March 31, 2022, Clearday did not award any restricted stock.

Liquidation Preference

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

Preferred Stock

Prior to the AIU Merger, AIU had Series A 6.75% cumulative convertible preferred stock, $0.01 par value, 4,797,052 shares of such securities were issued and outstanding as of December 31, 2021. Each share of Series A preferred stock has a stated value equal to the Series A original issue price. The conversion rate to the number of shares of AIU common stock is equal to 1 share for each share of Series A preferred stock. In connection with the securities, they were either converted into AIU common stock and then exchanged for the Company Common Stock or exchanged for shares of the Company’s Series F 6.75% cumulative convertible preferred stock, $0.001 par value. The Company has 5,000,000 shares authorized with 4,797,052 and 4,797,052 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 14 - Preferred Stock – Temporary, for accounting treatment of the Series F Preferred Stock.

The Series A Preferred Stock of the Company that was issued and outstanding prior to the merger remains issued and outstanding. Such preferred stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of March 31, 2022 and December 31, 2021. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Dividends and Distributions

For the three months ended March 31, 2022 and March 31, 2021, the Company recognized dividends for the 6.75% Series F preferred stock in the amount of $1,619,015 and $2,746,760 respectively.

Warrants

The Company has two separate types of warrants that are outstanding: (1) the warrants that were granted and outstanding by STI prior to the effective date of the merger and (2) the warrants assumed by the Company that were granted by AIU prior to the effective date of the merger.

STI Warrants Prior to the AIU Merger Effective Date.

The following is a summary of such outstanding warrants at March 31, 2022:

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

Warrants that were issued by AIU have been assumed by Clearday in the merger.

As of March 31, 2022, there are 1,376,118 warrants that were issued by AIU to investors in the Alt Care Preferred and units of limited partnership interests in Clearday OZ Fund. As of the effective date of the merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. Each warrant may be exercised for cash at an exercise price equal to $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Stock Options

At March 31, 2022, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”) that were in effect for STI prior to the effective date of the merger. Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three months ended March 31, 2022. None of the option grantees continued in service after the effective date of the merger. The expiration date for all of the options under the Stock Option Plan granted to any officer, director or consultant is generally the last day of the three (3)-month period following the date that such person ceases their continuous status in such capacity, subject to certain accelerated termination events that are not applicable. As of March 31, 2022, there are no outstanding options under the Stock Option Plan.

Restricted Stock

On March 31, 2021, AIU issued an additional 57,000 total shares of restricted common stock to executives of AIU representing approximately 135,923 shares of Clearday, Inc. Common Stock. The shares vest over 33 months and the Company valued the 135,923shares at $5.07 per share, on the date of the agreement.

For the three months ended March 31, 2022, no shares of restricted common stock were issued.

Equity of Subsidiary

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the three months ended March 31, 2022 and 2021, $0 and $257,000 was invested in AIU Alt Care, respectively in exchange for 0 and 25,700 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund which is managed by AIU Impact Management, LLC, as the general partner. For the three months ended March 31, 2022 and 2021, $0 and $413,062 was invested in Clearday Oz Fund, respectively, respectively.

The exchange rate for each of the Alt Care Preferred Stock and the limited partnership units in Clearday OZ Fund to Clearday, Inc. Common Stock is equal to (i) the aggregate investment amount for such security plus accrued dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the merger, these securities were exchangeable to shares of AIU common stock at a rate of 1 share for every $10.00 of aggregate amount of the investment plus such accrued dividends.

Non-Controlling Interest Loss Allocation

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the three months ended March 31, 2022, the income for AIU Alt Care is $3,252 and Clearday Oz Fund loss is $145,722. Based on 99% ownership interest, AIU Alt Care and Clearday OZ fund incurred a loss attributable to the NCI in the amount of $3,219 and $144,625, respectively in 2022 and incurred losses of $6,503 and $234,333, respectively, for 2021.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI)

For the three months ended March 31, 2022, AIU Alt Care closed subscriptions and issued and sold 0 shares of Series I Cumulative Convertible Preferred Stock (the “Alt Care Preferred Stock”), par value $0.01 per share, and 0 units of limited partnership interests in Clearday OZ Fund. However, the dividends on the series I shares for the quarter ended March 31, 2022 totaled $136,564.

The terms and conditions of the Alt Care Preferred Stock and the limited partnership interests in the Clearday OZ Fund allow the investors in such interests to exchange such securities into the Company’s common stock at the then Company common stock price. For the three months ended March 31, 2022, AIU Alt Care and Clearday OZ fund has issued 0 and 0 warrants, respectively.

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Each of the Company, Alternative Care and Clearday OZ Fund shall redeem the Alt Care Preferred Stock or the units of limited partnership interests on the 10 Year Redemption Date that is ten years after the final closing of the offering. The securities provide for a redemption in cash or shares of common stock at the option of Clearday, Inc., in an amount equal to the unreturned investment in the Alt Care Preferred Stock or units of limited partnership interests. Upon consummation of certain equity offerings prior to May 1, 2022, AIU Alt Care may, at its option, redeem all or a part of the Alt Care Preferred Stock for the liquidation preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up, (iii) certain insolvency events, or (iv) certain asset sales, each holder may require the Company to redeem for cash all of such holder’s then outstanding shares of Alt Care Preferred Stock.

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

14. Preferred Stock – Temporary equity

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,797,052 shares outstanding as of March 31,2022. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of the then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of March 31,2022. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

15. Income Taxes

The Company did not recognize a benefit or provision for income taxes for the three months ended March 31, 2022 and March 31, 2021.

The Company evaluates its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company has assessed its position and decided that a valuation allowance as of March 31, 2022 and March 31, 2021 is not necessary at this time.

	For the Three Months Ended March 31,
	2022	2021
Current tax provision (benefit):
Federal	$617,632	$833,952
State	-	-
Total current tax benefit	617,632	833,952
Less Valuation Allowance	(617,632)	(833,952)
Total	0	0

16. Subsequent Events

We evaluated subsequent events and transactions occurring after March 31, 2022 through the date of this Report.

On April 5, 2022, Leander Associates, Ltd., a Texas limited partnership (“Seller”) also executed a Purchase and Sale Agreement with Leander Ridge, LLC, a Texas limited liability company (“Buyer”) to sell one of Clearday’s non-core assets: a land parcel located in Leander, Texas (the “Property”) for a consideration of $392,040 per acre ($9.00/sf) of developable land, for an approximate total amount of $1,842,588 (the “Purchase Price”). The Sale Agreement provides a 90-day period following the April 4, 2022 effective date, or until July 5, 2022 (the “Feasibility Period”), for the purchaser to inspect the Property and conduct their analysis, appraisals and other examination of the Property, including environmental inspections.

Loans

Clearday acquired additional financings through loans and factoring agreements. From the period April 1, 2022 to the date of this Report, Clearday incurred the following additional financings:

Sale of Future Receivables

Date	Borrower	Amount of Receivables Sold	Purchase Price	Debt Repayment	Net Proceeds	Approximate Repayment Term
4/12/2022	MCA Naples, LLC	$287,000	$200,850	18,940	$181,910	40 weeks

4/13/2022	Memory Care At Good Shepherd, LLC	$345,000	$230,000	-	$230,000	40 weeks
4/25/2022	Westover Hills Operating Company LLC	$284,550	$210,000	$8,463	$199,500	50 weeks
4/28/2022	MCA Westover Hills Operating Company LLC	$48,300	$35,000	$1463	$35,000	35 weeks

Loans:

On May 16, 2022, we entered into a Securities Purchase Agreement (the “Jefferson Purchase Agreement”) to issue an unsecured promissory note (the “Jefferson Note”) to an institutional lender. This Jefferson Note provides for the proceeds to us of $150,000 and provides for an original issue discount of $18,000 or 12%, resulting in a principal obligation of $168,000. We paid $15,000 in placement fees in connection with the sale of the Jefferson Note. After payment of such fees and closing cost, the sale of the Jefferson Note resulted in $135,000 in net proceeds to the us. The interest on this Jefferson Note is 12% per annum or $20,160. The Jefferson Note provides for a one year maturity. Monthly payments on the Jefferson Note of $18,816 will be made by Clearday with the first payment being on July 16, 2022, which payments are subject to a 10 day grace period, or shorter if the payment date is not a business day. The Jefferson Note is unsecured. The Jefferson Note provides specified events of default (a “Jefferson Event of Default”) including failure to timely pay the monetary obligations under the Jefferson Note and such breach continues for a period of ten (10) days after written notice from the Jefferson Noteholder’ a breach of covenants under the Jefferson Note or the Jefferson Purchase Agreement that continues for a period of twenty (20) days after written notice by the Jefferson Noteholder; breach of any representation and warranty in the Jefferson Note or Jefferson Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday. Upon any Jefferson Event of Default, the obligations under the Note will accrue interest at an annual rate of 22% and, if such Jefferson Event of Default is continuing at any time that is 180 days after the date of the Note, provide the Noteholder the right and option to convert the obligations under the Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the Jefferson Note is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock. Each of the Jefferson Note and the Jefferson Purchase Agreement has other customary covenants and provisions, including representations and warranties, payment of brokers, and indemnification, that Clearday will not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the holder of the Jefferson Note and Clearday will maintain a reserve of authorized and unissued shares of common stock sufficient for full conversion of the obligations under the Jefferson Note. The foregoing descriptions of the Jefferson Note and the Jefferson Purchase Agreement are not complete and are qualified in their entirety by reference to the full text of each such agreement, which is filed as Exhibit 10.1 and Exhibit 10.2 to this Report and are incorporated herein by reference.

On May 20, 2022, we entered into a Securities Purchase Agreement (the “GS Purchase Agreement”) to issue an unsecured promissory note (the “GS Note”) to an institutional lender. This GS Note provides for the proceeds to us of $103,500 and provides for an original issue discount of $12,300 or 12%, resulting in a principal obligation of $115,800. We paid $10,000 in placement fees in connection with the sale of the GS Note and certain other expenses of the lender. After payment of such fees and closing cost, the sale of the GS Note resulted in $90,000 in net proceeds to the us. The interest on this GS Note is 12% per annum or $20,160. The GS Note provides for a one year maturity. Ten monthly payments on the GS Note of $12,969.60 will be made by Clearday with the first payment being on the date that is 60 days after the issue date of the GS Note, which payments are subject to a 10 calendar day grace period, or shorter if the payment date is not a business day. The GS Note is unsecured. The GS Note provides specified events of default (a “GS Event of Default”) including failure to timely pay the monetary obligations under the GS Note, a breach of covenants under the GS Note or the GS Purchase Agreement; breach of any representation and warranty in the GS Note or GS Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, a financial statement restatement by Clearday, an judgment against Clearday that is not previously disclosed in our filings with the SEC that is for more than $150,000 and remains unvacated, unbonded or unstayed for 20 days, unless otherwise permitted by the holder of the GS Note, or cross defaults under any promissory note or similar instrument with initial principal obligations of $150,000 or more. Upon any GS Event of Default, the obligations under the GS Note will accrue interest at an annual rate of 22% and, if such GS Event of Default is continuing for 10 calendar days (but 30 calendar days if the Event of Default occurred in the first 150 days after the date of the GS Note), then from and after the date that is 180 days after the date of the holder of the GS Note may convert the obligations under the GS Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the GS Note is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock. Each of the GS Note and the GS Purchase Agreement has other customary covenants and provisions, including representations and warranties, payment of brokers, and indemnification, that Clearday will not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the GS Noteholder and Clearday will maintain a reserve of authorized and unissued shares of common stock sufficient for full conversion of the obligations under the GS Note. The GS Note includes a most favored nations clause providing that the conversion price and interest rate of the GS Note will be adjusted on a ratchet basis if Clearday offers more favorable terms in any other unsecured borrowing that is $250,000 or less or that has a maturity date of one year or less such as conversion price, interest rate (whether through a straight discount or in combination with an original issue discount) or other more favorable term as to conversion price or interest rate to another party. The foregoing descriptions of the GS Note GS Purchase Agreement and the GS Note are not complete and are qualified in their entirety by reference to the full text of each such agreement, which is filed as Exhibit 10.3 and Exhibit 10.4 to this Report and are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis including information with respect Clearday, its plans, and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. References in this Item 2 to AIU refers to the business of Allied Integral United, Inc. that was continued after the AIU Merger, unless otherwise indicated. The following discussion uses the term Clearday to mean the business and operations of AIU prior to the AIU Merger together with certain businesses of Superconductor continued after the merger, unless otherwise indicated.

General Industry Trends.

AIU began its business on December 31, 2018 when it acquired the businesses of certain private funds that were engaged in providing residential memory care services and other businesses (the “2018 Acquisition”). As a result of the 2018 Acquisition, Clearday owned and controlled the acquired businesses that included memory care residential care facilities operated by Memory Care America LLC (“MCA”) and other businesses and assets held for disposition.

The Company’s strategy is to provide innovative non-acute care and wellness solutions that disrupt the traditional senior care model primarily virtually through digital channels with its Clearday at Home service, that it developed during 2020 and launched in Q1 2021 through consumer and business to business (B2B) sales channels, and through its facilities. The Company owns and operates five residential memory care facilities that are located in four U.S. states, under the Company’s subsidiary, MCA. The MCA facilities focus on treating residents suffering from any of the 25 forms of dementia that may be treated in a residential care facility, Alzheimer’s being the most common. The Company uses its knowledge and its experience in treating dementia and other cognitive disorders to develop technology-enabled businesses, aligned to next-generation non-acute care and wellness services and products, including adult day care and home care products and services.

Clearday has two business segments:

●	Non-Acute Care and Wellness, is Clearday’s operating business including:

-	Clearday’s innovative non-acute care and wellness services and products, including a virtual service delivered through digital channels, and adult day care;
-	Clearday’s existing MCA communities;
-	Further development and commercial sales of robotic technologies;
-	Commercialization of its advanced air quality products; and
-	All of Clearday’s general and administrative and research and development functions.

●	Non-Core Assets and Related Businesses, which includes all of the assets that are held for disposition.

All net proceeds from dispositions of the non-core assets and related businesses since the 2018 Acquisition have been used by Clearday for its working capital and to fund the development of its innovative non-acute care and wellness businesses.

All of the Company’s long-lived assets are located in the United States and, during the three months ended March 31, 2022 and 2021, respectively, all of the Company’s revenue was derived from within the United States.

During the three months ended March 31, 2022, Clearday continued to focus on developing the next generation of tech-enabled non-acute care and wellness solutions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality.

MCA’s residential care facilities are seasonal in nature. Generally, residential care facilities suffer revenue losses in the Winter months.

Results of Operations.

Our operating revenues are predominately from our four residential memory care facilities and our adult day care center (our “Facilities”). Our residential care Facilities earn revenue primarily by providing services to individual residents for a specified monthly fee, which fee includes all services such as room, meals, and programs and to a lesser extent, certain community fees for a resident to move into a facility. All such revenues are “private pay” which are charged directly to the resident and paid by such individual’s family or administrator. Residents may terminate services upon advance notice of a specified period. A portion of our revenues were from our adult day care business. Our adult daycare Facility earns revenues primarily by providing services to individual clients for weekday sessions, which includes activities. A part of our revenues includes reimbursements to veterans under a program by the United States Department of Veterans Affairs (VA).

Our operating expenses are primarily the expenses of our facilities described below as well as the expenses that we incur in our digital platform.

Certain costs and expenses incurred by the Company are accounted for as Selling, General & Administrative Expenses (“SG&A”), including costs and expenses that are summarized below, which we have continued to decrease significantly since from January 1, 2020. We believe that disclosure of such amounts would be useful to the analysis of our financial statements.

These SG&A Expenses during the first quarter 2022 include:

(1) Development costs and expenses for the innovative services, including Clearday at Home, which primarily consisted of payments to a third-party consulting firm to develop the Clearday at Home and Clearday Club business models, strategies, branding and marketing, and to a lesser extent, the employment costs of the Company personnel dedicated to such development activities. For the quarter ended March 31, 2022 and 2021, these amounts were approximately $149,000 and $475,000 (including research and development costs), respectively. The decrease is primarily because of we completed a material amount of research and development related to our digital platform used for Clearday at Home and related digital services during this period and we capitalized a certain amount of payments during this period. We may incur other development expenses through our Clearday Labs for the development of other products and services to the extent that such amounts are not funded by others through our strategic alliances.

(2) Accounting and finance expenses related to the merger and becoming a public company, which primarily consisted of accounting and consulting fees incurred to improve the accounting and finance department, the additional consulting fees regarding the audit and preparation of our financial statements. For the quarter ended March 31, 2022 and 2021, these costs were approximately $86,000 and $466,658 respectively. While some of these expenses will continue, such as audit fees, we have reduced our reliance on third party accounting consultants as we have increased the number and skill set of our accounting and financial staff. We incurred approximately $350,000 of costs and expenses paid to third party accounting consultants during the first quarter of 2021 reduced to approximately $86,000 during the first quarter of 2022 or a decrease of $264,000 because we significantly reduced our use of such consultants beginning December 2021, which amount was, offset in part by our increase in the compensation expense for our financial accounting staff.

(3) Equity based compensation, which primarily consisted of restricted stock grants and warrants to the Company’s executives and third-party consultants. For the quarter ended March 31, 2022 and 2021, these amounts were $0.00 and $637,895, respectively.

The following summarizes the adjustments described above:

Total Consolidated Selling, General and Administrative Expense	Amount
Total per March 31, 2022 Unaudited Financial Statements	$1,393,370
Adjustments:
Development costs and expenses for the innovative services	149,000
Accounting and finance consulting expenses	86,000
Equity based compensation	0
Total adjustments	235,000
Adjusted Total Consolidated Selling, General and Administrative Expenses	$1,158,370

Our operating expenses for residential care and adult day care facilities (“Facilities”) are primarily related to providing care to our residents and customers, including:

●	wages and benefits, including wages and wage-related expenses, such as health insurance, workers’ compensation insurance and other benefits for the employees, including management;
●	facility operating expenses, including utilities, housekeeping, dietary, maintenance, regulatory requirements, insurance and administrative costs and salaries, including the compensation to persons who develop, market and provide our innovative products and services;
●	lease expenses;
●	other general and administrative expenses, principally comprised of general management including the Company’s headquarters, general insurance, legal, accounting and investments in technology;
●	depreciation and amortization expense on buildings and furniture and equipment;
●	interest expenses for loans and other financings related to these businesses; and
●	other expenses for the development of technology used in supporting operations and next generation of tech-enabled non-acute care and wellness solutions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the three months ended March 31, 2022 and 2021:

A significant amount of our expenses during the three month period ending March 31, 2022 are allocated to our Facilities. We ceased operating our Simpsonville facility as of September 30, 2021 and acquired an adult day care center during the second quarter of 2021. The following tables present a summary of our operations for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per unit amounts) for our Facilities, other than the Simpsonville Facility, which we ceased operating as of September 30, 2021 and for comparative purposes has been excluded during both periods.

	Three Months Ended March 31		Increase/(Decrease)
	2022	2021	Amount	Percent
Revenues:	$3,208	$3,050	$158	5.18%

Operating expenses:
Wages and benefits including outside agency staff	2,099	1,989	110	5.53%
MCA facility operating expenses	596	657	(61)	(9.28)%
Lease expenses	886	812	74	9.11%
Impairment	-	-	-	-%
Other general & administrative expenses	516	559	(43)	(7.69)%
Research & development expenses	-	-	-	-%
Depreciation and amortization	53	91	(38)	(41.76)%
Total operating expenses	4,150	4,108	42	1.02%

Operating loss	(942)	(1,058)	116	(10.96)%

Other (income) expenses
Interest	473	38	435	1144.74%
Other (income) expenses	(648)	(59)	(589)	998.31%
Total other/(income) expenses	(175)	(21)	(154)	733.33%

Net Loss	(767)	(1,037)	270	(26.04)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue. Revenue from our Facilities increased by approximately 5.18%, or approximately $0.15 million, primarily due to revenues from our adult day care center that we acquired in the second quarter of 2021, and we operated during the first quarter of 2022, as well as increased revenues from our residential Facilities primarily due to a small increase in residents during these periods and increased average rates, offset in part by promotional discounts.

Wages and Benefits. Wages and benefits increased by 5.53%, or approximately $0.11 million during the first quarter of 2022 compared to 2021, primarily due to increased labor related to our adult day care center which we did not operate during the first quarter of 2021, as well as increases related to our residential care Facilities, primarily due to increased staffing to continue care at a high level during the COVID-19 pandemic that resulted in, among other matters, no COVID deaths during the pandemic in our Facilities, as well as the increase of outside agency staff of approximately $101,000, which we incurred to maintain staffing levels. We have reduced our use of outside agency staff significantly during April 2022 and further reduced this expense from April 30, 2022 to the date of this Report, primarily due to better staffing and scheduling of our care persons. Although there can be no assurance that we will continue to be able to avoid using outside agency staff, we do not expect to incur the same level of outside agency staff after April 2022.

Facility Operating Expense. Operating expense reduced by 9.28% or approximately $0.06 million, primarily due to a reduction property tax expense of approximately 47% or approximately $0.1 million. Also, reductions in utility cost of approximately 8.61% or approximately $0.02 million. There was an increase of advertising and marketing at the facilities and day care of approximately 99% or $0.04 million and an increase in other operational supplies, including food, of approximately 1% or approximately $0.03 million primarily to a COVID cost. Also, including increases related to inflation for food. We continue to evaluate our increased costs and may seek to offset such increased costs by increasing our rates for our services to the extent that such increases are acceptable to market conditions.

Lease Expenses. Lease or rent expenses increased by approximately 9.11%, or approximately $0.09 million primarily due to certain non-building (non-cash) leases expenses related to the in 2022 in accordance with GAAP, offset in small part by a reduction of cash expenses related expenses incurred by us under these triple net lease agreements and the increase of lease expenses due to our adult day care Facility.

Other General and Administrative Expense. Other general and administrative expenses decreased by approximately 8% or $0.01 million, primarily due to reduced insurance cost of approximately 59% or $0.2 million. The reduction of insurance cost was offset by an increase in maintenance expenses related to the Facilities of 262% or $0.08 million, which increase we do not expect to continue at the same rate in future periods, and an increase of travel and accounting services at the facilities of 43% or $0.06 million.

Depreciation and Amortization. Depreciation and amortization decreased by approximately 41.76% or approximately $0.04 million primarily due to lower remaining net capitalized asset balances for leasehold improvements being subject to depreciation during this period, which capitalized asset balances were reduced as of December 31, 2021 impairment expense.

Interest Expense. Interest expense increased by 1,145%, or approximately $0.43 million primarily due to higher interest expenses due to our financing of operating and other expenses through factoring loans, offset in part by the repayment of other financings. We incurred these high interest rate financings in large part because we were not able to access the equity capital markets and we continued to fund operations as well as our strategy to develop innovative care solutions, including our digital services and robotic services. We continue to seek equity financing with institutional parties. However, there can be no assurance that such equity capital would be available on acceptable terms or at all.

Expenses Not Allocated to the Facilities:

Our operating and other expenses that are not allocated to our Facilities or the Simpsonville Facility, included the following:

Operating Expenses

Operating expenses increased by a net amount of approximately 211% or approximately $483,575, primarily because of corporate compensation expenses and to a lesser extent, advertising and marketing and property taxes. Corporate compensation expense increased by approximately 319%or approximately $411,500. Of this amount, (1) approximately $160,800 was due to a reallocation of compensation attributable to persons in discontinued operations during the first quarter of 2021 to corporate services during the first quarter of 2022 these allocation make-up $210,600 in corporate compensation during the first quarter of 2022, (2) approximately $56,600 was due to an increase of our accounting and financial staff, and related compensation, and the continued salary of our prior CFO of approximately $22,600 until early February, 2022, and (3) increase of corporate staff, including business development and persons dedicated to our streaming services. We increased our accounting and financial staff to lessen our reliance on accounting consultants, which as described below, resulted in a reduction of approximately $350,000 of such expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by a net amount of approximately 50% or approximately $818,400, primarily because there was $637,900 of equity based compensation recorded during the first quarter 2021 and no equity based compensation expense during the first quarter of 2022, and a reduction of legal & accounting services of approximately $372,000, of which approximately $350,000 of this decrease was attributable to accounting consultants. We were able to reduce our use of accounting consultants

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by approximately 10% or $7,300 primarily because of a lower amount of depreciable base of assets.

Other (Income) Expenses

Other income decreased by a net amount of approximately $242,235, primarily because of a gain of our holdings of STI common stock recognized during the first quarter of 2021. This stock was cancelled in the AIU Merger and accordingly there was not any gain or loss attributable to such stock after the third quarter of 2021.

Simpsonville Facility

We ceased operating our Simpsonville Facility as of September 30, 2021. During the three months ending March 31, 2022, we recognized an aggregate net loss attributable to this Facility of approximately $266,000, primarily due to the continued accrual of lease expenses related to this Facility in the amount of approximately $320,000, offset by other income related to employee retention tax credit (“ERTC”) for certain employees under the CARES Act. As disclosed in our Current Report on Form 8-K filed on September 15, 2021, we entered into an Operations Transfer, Interim Management and Security Agreement (the “Simpsonville Agreement”) with Brookstone Terrace of Simpsonville, LLC (“Brookstone”). We believe that Brookstone has obtained the licenses required to assume the full operations of this Facility and that Brookstone will acquire this Facility from the lessor which will cause a termination of our lease after the date of such acquisition and will assist us in negotiating with the landlord a resolution of the Simpsonville Litigation referred to Item 3 of this Report. However, there cannot be any assurance that any such settlement will occur on acceptable terms or at all. Until such lease termination, we expect to continue to accrue the lease expense. The base rent attributable to this Facility is 97,490 per month, subject to a 2% increase commencing June 1, 2022, offset by a $30,000 monthly credit under the Simpsonville Agreement payable by Brookstone beginning on May 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Concentration of Risk—Revenues

The Company’s revenue for the three months ended 2022 and 2021 primarily consist of operations from our Facilities that are located in four states. The Company expects to continue to be dependent on revenues from the Facilities until the other planned businesses have revenues. Any failure of the Facilities to continue these businesses would significantly and adversely impact the Company. The revenues are primarily private pay and do not rely on reimbursements from Medicare or Medicaid. The Company expects that such concentration will continue until revenues are realized from its Clearday Clubs and digital service Clearday at Home.

Non-Core Assets

The Company considers all its assets that are not used in the non-acute care and wellness industry as non-core assets. The non-core assets as of March 31, 2022 are commercial real estate investments, including land investments. The Company continues to evaluate the manner to sell or otherwise monetize such assets.

Disposition Activities

During the three months ended March 31, 2022, the Company did not sell any non-core assets. We have entered into an agreement to sell the Leander Property as described above in Note 5 to the financial statements included in Part I, Item 1 of this Report, and as reported in our Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 11, 2022 for approximately $1.8 million. The closing is subject to specified conditions, including land use and zoning approvals for the purchaser’s planned development of this land parcel.

The COVID-19 pandemic has slowed the ability of the Company to dispose of its remaining non-core assets and lowered the expected price of such remaining assets. The Company recently has received an offer to sell one of its non-core assets, an investment in land, and expect to continue its efforts to sell its non-core assets to fund its operations.

Revenues of the Non-Core Assets

The Company primarily derived revenues from Non-Core Assets from rents and related charges.

Liquidity and Capital Resources

We require cash to fund our current operations and continued innovation of non-acute care and wellness services. As of March 31, 2022, we had an accumulated deficit of $64,811,535, loss from continued operations of $2,719,316 and losses from operating activities in discontinuing operations in the amount of $85,277. Our strategy is to use the net proceeds from the sale of our remaining non-core assets and the capital that we raise to fund such operations and activities. The COVID-19 pandemic has interrupted the non-core sale process and, to a certain extent, reduced the expected net proceeds.

We do not have sufficient cash resources from the net cash flows of operations, from our current operations, to sustain our operations for the next twelve months and will rely on the continued sale of non-core assets and the sale of its securities and additional financings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity, and prospects in the near-term and beyond 2021. The ultimate impact of the COVID-19 pandemic on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of our impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 pandemic and the actions to contain it or treat our impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

We expect that the following factors will affect our future liquidity:

●	Operating revenues are expected to be affected, primarily because of

-	Our ability to increase residents through increased sales efforts and increased capacity as regulators are re-evaluating the number of beds required for COVID-19 and related quarantine areas;
-	Increased revenues from adult daycare, including a full year of revenues from our acquired adult daycare facility;
-	Our ability to increase revenues by providing certain additional products and services to residents, and clients through our Clearday Direct program, including our robotic service that we have begun to deploy in our Westover facility in April 2022.

●	Operating costs are expected to be affected, primarily because of:

-	Our ability to reduce the staff to resident ratios in the post-COVID-19 environment and that our Clearday Clubs require less staff to client ratio;
-	Our ability to reduce staff turnover through better training and recruitment;
-	The expiration of the Employee Retention Credit under the CARES Act,
-	Increased pressures on wages and agency fees due to industry staffing shortages;
-	Additional interest expenses related to our high interest loans that we have incurred during 2022, offset in part by expected refinancing of certain mortgages and debt and the receipt of other financings such as SBA sponsored programs and additional amounts that we expect to receive through tax credits;
-	Reduced net losses related to our Simpsonville Facility.

●	Selling and general administrative costs will be effected and are expected to decrease, primarily because:

	-	Development costs that are recorded as operating expenses related to additional products and services developed through our Clearday Labs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MCA Initiatives

As business operations for residential care facilities began to normalize in the COVID-19 environment, we continued our evaluation of our businesses. We expect to:

●	Continue our sales and marketing training to maintain and increase resident or census occupancy percentages per available room in our Facilities;
●	Increase revenues per resident through the sale of innovative products and services, including Clearday Calm Rooms and digital and robotic services, as well as other revenue opportunities;
●	Use innovative services such as digital platforms and robotic service to empower and enhance caregiver efficiency and effectiveness which are intended to reduce employee / caregiver stress and turnover.

COVID-19. The pandemic and the regulatory responses and additional initiatives have and will likely continue to have a material effect to Company’s core businesses and operations.

Funding History

Clearday has historically financed its operations primarily through the sale of its equity securities in private placements and borrowings. Clearday has incurred negative cash flows from operations. On March 31, 2022, Clearday had an aggregate amount of cash and restricted cash of $10,000 and a deficit of $66 million

Cash Flows

The following table ($ in 000) shows a summary of Clearday’s cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities of continuing operations	$(2,035)	$(2,277)
Net cash used in operating activities for discontinued operations	(45)	156
Net cash used in operating activities	(2,080)	(2,121)

Net cash used in investing activities of continuing operations	(13)	(507)
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by investing activities	(13)	(507)

Net cash provided by financing activities of continuing operations	1,153	3,053
Net cash used in financing activities of discontinued operations	102	(492)
Net cash (used)/provided in financing activities	1,255	2,561
Net decrease in cash and restricted cash	(838)	$(67)

Operating Activities

Net cash used in operating activities was $1.8 million for three months ended March 31, 2022, and $2.1million for the three months ended March 31, 2021. Net cash used in continuing operations for the three months ended March 31, 2022 resulted from a net loss of $2.8 million adjusted for certain non-cash items including: (i) depreciation and amortization of $.02 million, and (ii) amortization of debt cost of .5 million

Investing Activities

Net cash provided in investing activities was $1.5 million for the three months ended March 31, 2022, and net cash provided of $2.5 million for the three months ended March 31, 2021. Net cash used for three months ended March 31, 2022, consists primarily of investment activities in payments for capitalized software costs of $.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2022, and net cash used of $2.5 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022, consisted primarily of net proceeds received from the new factoring loans.

HHS Government Grants

Contractual Obligations and Commitments

See the “Commitment and Contingencies” section within Note 7 of the unaudited condensed consolidated financial statements within this Quarterly analysis, which information is incorporated herein by reference.

Legal Proceedings

Clearday is subject to legal proceedings. The disclosures in this part of Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided under Item 1 Note 7 to the financial statements – Commitments and Contingencies.

Off-Balance Sheet Arrangements

Clearday is not a party to any off-balance sheet transactions. Clearday has no guarantees or obligations other than those which arise out of normal business operations.

Cash and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of March 31, 2022 and December 31, 2021 includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations – Critical Accounting Policies and Estimates” and the notes to our unaudited condensed consolidated financial statements included in this quarterly analysis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2022, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Impact of Climate Change

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

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities The Company operates. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities the Company operates. The Company mitigates these risks by procuring insurance coverage The Company believes adequate to protect the Company from material damages and losses resulting from the consequences of losses caused by climate change. However, the Company cannot be sure that its mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on the Company’s financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this section.

Item 4. Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Any “material weaknesses” in the Company’s internal controls may arise because of the internal control environment of the Company. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were ineffective. Specifically, the company does not have adequate segregation of duties that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company  personnel; do not adequately limit access to electronic payment systems for authorized expenditures; and have inadequate cyber controls regarding the protection of our data and restricting data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. Management has identified these weaknesses and have adopted a program to remediate such weaknesses.

Remediation Plan. The Company has instituted efforts to remediate these concerns and enhance The Company’s internal control environment to remediate these issues by the end of the year or in the beginning of the first quarter of 2022. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause the Company to fail to meet the Company’s periodic reporting obligations or result in material misstatements in the Company’s financial statements. The Company may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact the Company’s results of operations.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below. We increased the number of our financial and accounting staff and remediated or mitigated certain internal control weaknesses such as segregation of duties.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Information on material developments in our legal proceedings is included in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this section.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1(1)	Securities Purchase Agreement dated as of May 16, 2022 by and between Clearday, Inc. and Jefferson Street Capital LLC

10.2(1)	Promissory Note dated May 16, 2022 payable to the order of Jefferson Street Capital LLC in the original principal amount of $168,000 including $18,000 of original issue discount

10.3(1)	Securities Purchase Agreement dated as of May 20, 2022 by and between Clearday, Inc. and GS Capital Partners LLC

10.4(1)	Form of Promissory Note payable to the order of GS Capital Partners LLC in the original principal amount of $115,000 including $12,300 of original issue discount

31.1(1)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	Inline XBRL Instance Document

101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
(2)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CLEARDAY, INC.

Dated: May 24, 2022	/s/ John Bergeron
John R. Bergeron
Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

