Form 10-Q
period 2022-06-30
Clearday, Inc.
filed 2022-08-26
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

We had 18,043,214 shares of our common stock outstanding as of the close of business on August 19, 2022.

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

June 30, 2022

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

II

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Clearday, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$-	$965,075
Restricted cash	10,000	10,000
Accounts receivable, net	118,497	50,761
Prepaid expenses and other current assets	421,617	132,926
Other current assets	2,763,936	2,763,936
Current assets held for sale		-
Total current assets	3,314,050	3,922,698

Patents and development	8,930	8,930
Operating lease right-of-use assets	31,897,546	32,818,019
Property and equipment, net	8,171,712	7,418,836
Other long-term assets	288,155	288,155
Non-current assets held for sale	1,405,910	2,086,245
Total assets	$45,086,304	$46,542,883
LIABILITIES, TEMPORARY EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$5,532,927	$3,392,772
Accrued expenses	10,104,573	9,202,644
Due to related parties	649,023	283,023
Note Payable	4,645,399	3,228,212
Current portion of long-term debt	7,763,655	3,941,782
Operating lease liabilities	1,041,859	953,817
Other current liabilities	1,110,651	1,110,000
Current liabilities related to assets held for sale	1,265,691	1,438,192
Total current liabilities	32,113,778	23,550,442

Long-term liabilities:
Operating lease liabilities	36,092,532	36,642,807
Long-term debt, less current portion, net	1,927,100	5,572,427
Non-current liabilities related to assets held for sale	640,087	712,847
Total liabilities	70,773,497	66,478,523
Commitments and contingencies	-	-
Temporary equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,797,052 and 4,797,052 issued and outstanding on March 31, 2022 and December 31, 2021, respectively. Liquidation value $99,571,434 and $96,296,493 on March 31, 2022 and December 31, 2021, respectively.	20,132,208	16,857,267

Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively. Liquidation value of $329 and $329 on March 31, 2022 and December 31, 2021, respectively	329	329
Common Stock, $0.001 par value, 17,775,792 and 14,914,458 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	17,774	14,915
Additional paid-in-capital	9,920,448	17,069,481
Accumulated deficit	(67,143,363)	(65,208,327)
Clearday, Inc. Shareholders’ deficit:	(57,204,812)	(48,123,602)
Non-controlling interest in subsidiaries	11,385,411	11,330,695
Total deficit	(45,819,401)	(36,792,907)
TOTAL LIABLITIES, TEMPORARY EQUITY AND DEFICIT	$45,086,304	$46,542,883

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Resident fee revenue, net	$3,068,470	$3,297,981	$6,193,231	$7,042,042
Adult Day Care	64,724	0	148,620
Commercial Property Rental Revenue	2,358	0	3,919
	3,135,552	3,297,981	6,345,770	7,042,042
OPERATING EXPENSES
Wages & general operating expenses	4,437,616	4,921,076	9,071,672	9,523,063
Selling, general and administrative expenses	992,433	1,583,166	2,385,803	4,445,946
Research and Development	0	414,727	0	414,727
Depreciation and amortization expenses	185,044	129,665	372,259	304,124
Total operating expenses	5,615,093	7,048,634	11,829,734	14,687,860

Operating loss	(2,479,541)	(3,750,653)	(5,483,964)	(7,645,818)

Other (income) expenses
Interest and other expense	395,045	194,618	896,643	273,399
PPP Loan Forgiveness	(349,500)	(1,051,071)	(992,316)	(1,051,071)
Unrealized gain/(loss) on equity investments	0	(280,000)	0	(524,000)
Other (income)/expenses	(279,011)	(67,355)	(422,900)	(138,109)
Total other (income)/expenses	(233,466)	(1,203,808)	(518,573)	(1,439,781)

Net Loss from continuing operations	(2,246,075)	(2,546,845)	(4,965,391)	(6,206,037)
Income from discontinued operations, net of tax	(85,753)	944,255	(170,980)	632,243
Net loss	(2,331,828)	(1,602,590)	(5,136,371)	(5,573,794)
Net loss attributable to non-controlling interest	(74,147)	425,016	(218,412)	601,068
Preferred stock dividend	(1,655,926)	(2,781,078)	(3,274,941)	(5,527,838)
Net loss applicable to AIU, Inc.	$(4,061,901)	$(3,958,652)	$(8,629,724)	$(10,500,564)

Basic and diluted loss per share attributable to AIU, Inc.
Net loss from continued operations	(0.13)	(0.19)	(0.30)	(0.48)
Net loss/income from discontinued operations	(0.00)	0.07	(0.01)	0.05
Net loss	(0.13)	(0.12)	(0.31)	(0.43)
Weighted average common shares basic and diluted outstanding	17,775,792	13,184,865	16,408,710	13,045,936

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit

Six Months Ended June 30, 2022

(Unaudited)

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2020	4,606,853	$10,969,078	328,925	$329	13,048,942	$13,049	$17,913,638	$(45,522,907)	$(27,595,891)	$7,799,668	$(19,796,223)
Stock compensation for services	-	-	-	-	465,466	465	689,776	-	690,241	10,765	701,006
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	2,320,235.00	-	2,320,235.00	257,000	2,577,235
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	413,062	413,062
PIK dividends on Convertible Preferred Stock F	138,196	2,763,919	-	-	-	-	-	-	-	-	-
Series F Incentive Common Stock	-	-	-	-	-	-	-	-	-	-	-
Series I adjustment	-	-	-	-	-	-	1,029,234.00	-	1,029,234.00	-	1,029,234.00
Net loss	-	-	-	-	-	-	0	(10,500,563)	(10,500,563)	628,271	(9,872,292)
Balance at June 30, 2021	4,745,049	13,732,997	328,925	329	13,514,408	13,514	21,952,883	(56,023,470)	(34,056,744)	9,108,766	(24,947,978)

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	$(36,792,907)
PIK dividends accruals on Convertible Preferred Stock F		3,274,941					(3,274,941)		(3,274,941)		(3,274,941)
Series F Incentive Common Stock					2,861,334	2,859	(2,853)	(669,904)	(669,898)		(669,898)
Accrued of series I Convertible Preferred Stock in subsidiary									-	273,128	273,128
Series I adjustment									0		0
Dissolution of Longhorn Hospitality							(3,871,239)	3,871,239	-		-
Net loss								(5,136,371)	(5,136,371)	(218,412)	(5,354,783)
Balance at June 30, 2022	4,797,052	20,132,208	328,925	329	17,775,792	17,774	9,920,448	(67,143,363)	(57,204,812)	11,385,411	(45,819,401)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit

Three Months Ended June 30, 2022

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at March 31, 2021	4,693,045	12,393,392	328,925	329	13,348,614	13,349	19,924,613	(52,064,820)	(32,126,529)	8,293,678	(23,832,851)
Stock compensation for services	-	-	-	-	165,795	166	637,895	-	637,895	-	638,061
Issuance of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	640,000	640,000
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	(2,781,078)	(2,781,078)	600,104	(2,180,974)
PIK dividends on Convertible Preferred Stock F	52,004	1,339,605	-	-	-	-	1,390,373		1,390,539	-	1,390,373
Series F Incentive Common Stock	-	-	-	-	-	-	-	-	-	-	-
Series I adjustment	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,177,572)	(1,177,572)	(425,016)	(1,602,588)
Balance at June 30, 2021	4,745,049	13,732,997	328,925	329	13,514,408	13,514	21,952,883	(56,023,470)	(34,056,744)	9,108,766	(24,947,978)

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at March 31, 2022	4,797,052	18,476,282	328,925	329	17,775,792	17,774	11,576,374	(64,811,535)	(53,217,058)	11,322,994	(41,894,064)
PIK dividends accruals on Convertible Preferred Stock F		1,655,926					(1,655,926)	-	(1,655,926)		(1,655,926)
Series F Incentive Common Stock					-	-	-		-		-
Accrued of series I Convertible Preferred Stock in subsidiary									-	136,564	136,564
Series I adjustment									-		-
Dissolution of Longhorn Hospitality							-		-	-	-
Net loss								(2,331,828)	(2,331,828)	(74,147)	(2,405,975)
Balance at June 30, 2022	4,797,052	20,132,208	328,925	329	17,775,792	17,774	9,920,448	(67,143,363)	(57,204,812)	11,385,411	(45,819,401)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,136,371)	$(3,971,204)
Loss from discontinued operations, net of tax	(170,980)	(312,012)
Loss from continued operations	(4,965,391)	(3,659,192)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization expense	372,260	174,459
Allowance for doubtful accounts		206,741
Amortization of right of use assets	920,473	-
Gain of PPP loan forgiveness	(992,316)	-
Non-cash lease expenses		218,844
Stock based compensation		637,896
Amortization of debt issuance costs	433,001	258
Unrealized gain on securities		(244,000)
Changes in operating assets and liabilities
Accounts receivable	(67,736)	(133,436)
Prepaid expenses	(243,270)	6,314
Accounts payable	1,427,151	570,502
Accrued expenses	1,195,820	72,001
Accrued interest		8,769
Deferred revenue		(201,931)
Other non-current assets	680,335	1,692,243
Other current liabilities	(172,501)	(1,552,398)
Change in operating lease liability	(462,233)	(73,867)
Net cash used in activities of continuing operations	(1,874,407)	(2,276,797)
Net cash provided by (used in) operating activities of discontinued operations	-	155,834
Net cash used in operating activities	(1,874,407)	(2,120,963)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(28,310)	(26,720)
Proceeds from sale of non-consolidated subsidiary:		-
Payment for capitalized software costs		(480,000)
Net cash used in investing activities of continuing operations	(28,310)	(506,720)
Net cash used in investing activities	(28,310)	(506,720)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(2,255,374)	38,202
Borrowings on debt, net	3,394,568	2,345,180
Proceeds from sale of preferred stock and member units in subsidiary	-	670,062
Net cash provided by continuing operations	1,139,194	3,053,444
Net cash used in financing activities of discontinued operations	(201,552)	(492,428)
Net cash provided by in financing activities	937,642	2,561,016
Change in cash and restricted cash from continuing operations	(763,523)	269,927
Change in cash and restricted cash from discontinued operations	(201,552)	(336,594)
Cash and restricted cash at beginning of the year		870,066
Cash and restricted cash at end of year	$(965,075)	$803,399
Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	-	696,915
Restricted cash	10,000	106,484
Total cash and restricted cash	$10,000	$803,399
Beginning of period
Cash and cash equivalents	965,075	780,262
Restricted cash	10,000	89,804
Total cash and restricted cash	$975,075	$870,666

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

All of the Company’s assets that were acquired in the 2018 Acquisition and are not related to the memory care facilities or the non-acute care and wellness industry were designated as non-core businesses and held for disposition. Accordingly, such assets and liabilities are classified as held for sale in the unaudited condensed consolidated balances sheets as of June 30, 2022, and December 31, 2021. Additionally, the results of operations for these non-core businesses are classified as income from discontinued operations within the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021.

Liquidity and Going Concern

The Company has incurred significant cumulative consolidated operating losses and negative cash flows. As of June 30, 2022, the Company has an accumulated deficit of $67,143,363 continued loss from operations of $4,965,391 and net loss from discontinued operations in the amount of $170,980. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources, including the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. In 2019, AIU Alternative Care, Inc., a Delaware corporation (“AIU Alt Care”), and Clearday Alternative Care Oz Fund, L.P, a Delaware limited partnership (“Clearday OZ Fund”), were formed by AIU. The Company owns all of the voting interests of AIU Alt Care and is the sole general partner of Clearday OZ Fund, and less than 1% of the preferred economic interests in such companies.

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

The exchange rate for each of the Alt Care Preferred Stock and the limited partnership units in Clearday OZ Fund are equal to (i) the aggregate investment amount for such security plus accrued and unpaid dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. Prior to the AIU Merger, this exchange rate was 1 share for every $10.00 of aggregate amount of the investment plus such accrued and unpaid dividends.

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

Basis of Presentation

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of June 30, 2022, along with its results of operations for the six month periods ended June 30, 2022 and 2021 and cash flows for the three-month periods ended June 30, 2022 and 2021. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the three-month period ended June 30, 2022, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2022.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2022 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of the Company, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, as well as the audited consolidated financial statements of AIU that are included in our Annual Report on Form 10-K, as amended and supplemented.

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments are limited to cash, accounts receivable, debt and equity investments, accounts payable, operating leases and mortgage notes payable. The fair value of these financial instruments was not materially different from their carrying values on June 30, 2022.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of six months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of June 30, 2022 and December 31, 2021 includes cash that the Company deposited as security for obligations arising from property taxes, property insurance and replacement reserve the Company is required to establish escrows as required by its mortgages and certain resident security deposits.

Investments

The Company follows ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The Company has no investment in securities as of June 30, 2022.

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

Software Capitalization

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized. At June 30. 2022 and December 31, 2021, $2,743,525 and $1,783,525, respectively were the balances that will be amortized based on the useful life. These costs are included in the furniture fixture and equipment line on Note 3.

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

The Company is also considering other applicable federal and state programs, including the Families First Coronavirus Response Act, which is a federal law meant to respond to the economic impacts of the ongoing COVID-19 pandemic that provides certain credits to employers, and the Work Opportunity Tax Credit (WOTC), which is a federal tax credit available to employers who invest in American job seekers who have consistently faced barriers to employment. Employers may meet their business needs and claim a tax credit if they hire an individual who is in a WOTC targeted group.

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

The allowance for doubtful accounts reflects estimates that the Company periodically reviews and revises based on new information, to which revisions may be material. The Company’s allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-Offs	Balance at End of Period
December 31, 2021	$68,911	$108,360	$(177,277)	$0.00
June 30, 2022	-	$-	$-	$-

Assets and Liabilities Held for Sale

The company has classified its real estate as held for sale as these are non-core assets no longer used in operations. The company recorded these assets as the less of cost or carrying value.

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

The Company classifies its lessee arrangements at inception as either operating leases or financing leases. A lease is classified as a financing lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for financing lease classification is met. The Company has no financing leases as of June 30, 2022.

ROU assets associated with operating leases are included in “Right of Use Asset” on the Company’s unaudited condensed balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in “Lease Liabilities, Current” and “Lease Liabilities, Long-Term” on the Company’s balance sheet as of June 30, 2022. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability plus or minus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.

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

	For the three months ended June 30,
	2022	%	2021	%
Revenue from contracts with customers:
Resident rent - over time	$3,038,344	97%	$3,178,061	96%
Day care	64,724	2%	-	-
Amenities and conveniences - point in time	30,126	1%	119,920	4
Total revenue from contracts with customers	$3,133,194	100	$3,297,981	100

	For the six months ended June 30,
	2022	%	2021	%
Revenue from contracts with customers:
Resident rent - over time	$6,141,433	97%	$6,802,200	97%
Day care	148,620	2%	-
Amenities and conveniences - point in time	51,798	1%	239,842	3%
Total revenue from contracts with customers	$6,341,851		$7,042,042	100%

The Company relinquished operations of its facility that was located in Simpsonville, South Carolina (the “Simpsonville Facility”) effective September 30, 2021. Total residential rent revenues for the three months and six months ended June 30, 2022 do not include any such revenues from the Simpsonville Facility, which were $307,327 and $659,265 for the three months and six months ended June 30, 2021, respectively. Total revenue from contracts with customers of the Company decreased from 2022 to the comparable period of 2021 due to this relinquishment of the Simpsonville Facility, resulting in a decrease in total revenue in the second quarter. Resident fee increases for the Company’s other residential facilities during this period helped to augment revenue in 2022.

Resident rent from the Company’s same residential facilities increased by $167,610 or approximately 5.8%, during the three months ended June 30, 2022 to the comparable period of 2021 and decreased by $6,502 or approximately 0.1%, during the six months ended June 30, 2022 to the comparable period of 2021.

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

ERTC Funds

The Company was eligible to claim the employee retention tax credit (“ERTC”) for certain employees under the CARES Act. The 2021 refundable tax credit is available to employers that fully (or partially) suspend operations during any calendar quarter in 2021 due to orders from an appropriate governmental authority, which limits commerce, travel, or group meetings due to COVID-19. The credit is equal to 70% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $7,000 per employee. The credit was modified and extended for wages paid from January 1, 2021, through December 31, 2021, by the “Consolidated Appropriations Act, 2021”. Certain of these credits are obtained by refunds of employer taxes that have been paid, and other amounts were obtained by reducing the amount of withholdings remitted to the IRS. The ERTC was terminated as of fourth quarter of 2021.

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Real Estate, Property and Equipment, Net

Property and equipment, net, consists of the following:

Memory Care Facilities and Corporate

	Estimated Useful Lives	June 30, 2022	December 31, 2021

Land		$1,255,477	$1,255,477
Building and building improvements	39 years	4,508,797	4,508,797
Furniture, fixtures, and equipment	3-7 years	6,116,223	5,127,466
Total		11,880,497	10,891,740
Less accumulated depreciation		(3,708,785)	(3,472,904)
Real estate, property and equipment, net		$8,171,712	$7,418,836

Non-core businesses classified as assets held for sale:

	Estimated Useful Lives	June 30, 2022	December 31, 2021
Land		$1,007,735	$1,688,070
Building and building improvements	39 years	466,447	466,447
Other	3-5 years	-	-
Total		1,474,182	2,154,517
Less: accumulated depreciation		(68,272)	(68,272)
Real estate, property and equipment, net		$1,405,910	$2,086,245

The Company recorded depreciation expense relating to real estate, property, and equipment for the Company’s memory care facilities and corporate assets in the amount of $185,044 and $372,259 for the three and six months ended June 30, 2022 respectively while depreciation for three and six months ended June 30, 2021 was $129,665 and 304,124, respectively.

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

As of June 30, 2022, the Company leased the memory care Simpsonville Facility from MC-Simpsonville, SC-1-UT, LLC (the “Simpsonville Landlord”) under a 15-year non-cancelable lease agreement. Beginning January 2019, the Company ceased paying the Simpsonville Landlord rent. The Landlord filed a lawsuit against the guarantors of the lease and on October 21, 2020. During the third quarter of 2022, the Company and the Simpsonville Landlord terminated this lease and agreed to settle this litigation. See Note 7 – Commitments and Contingencies for additional information.

All leases are classified as operating leases. The Company does not have any leases within its non-core business. Therefore, no right-of-use assets or lease liabilities were recorded within non-current assets held for sale or lease liability on the unaudited condensed consolidated balance sheet following the adoption of ASC 842. Weighted-average remaining lease terms and discount rate as of June 30, 2022, are 13.5 years and 8.25%, respectively.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Lease Costs

For the three & six months ended June 30, 2022 and 2021, the lease costs recorded in the unaudited condensed consolidated statement of operations are as follows:

	For the Three Months Ended June 30,
	2022	2021
Lease costs:
Operating lease costs	$1,104,608	$1,357,497
Short-term lease costs	8,100	$7,434
Total lease costs	$1,112,708	$1,364,932

	For the Six Months Ended June 30,
	2022	2021
Lease costs:
Operating lease costs	$2,293,753	$2,487,040
Short-term lease costs	19,094	$25,922
Total lease costs	$2,312,847	$2,512,961

Operating Lease Payments

The following table summarizes the maturity of the Company’s operating lease liabilities as of June 30, 2022:

Year Ending	Operating Leases
2022 (Remaining of 2022)	$2,014,996
2023	4,114,830
2024	4,211,665
2025	4,310,799
2026	4,412,289
2027	4,516,191
Thereafter	40,289,687
Total minimum lease payments	$63,870,457
Less: amounts representing interest	26,736,067
Present value of future minimum lease payments	37,134,391
Less: current portion	1,041,859
Non-current lease liabilities	$36,092,532

5. Discontinued Operations

The Company held two hotel properties during 2021, each of which were classified as non-core assets and were sold or disposed of during 2021.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the quarter ended June 30, 2022, the Company sold one non-core asset:

Clearday sold on June 30, 2022 unimproved land of approximately 2 acres of property located in Cibolo, Texas that was held as non-core assets for an aggregate gross amount of $980,000. The sale of such land is part of our previously disclosed course of business to sell or otherwise monetize assets non-core assets, which are the assets (1) acquired by Clearday Operations, Inc. (formerly, Allied Integral United, Inc.), on December 31, 2018, when it began its business and that (2) are not related to our memory care facilities or our non-acute care and wellness industry.

On April 5, 2022, Leander Associates, Ltd., a Texas limited partnership (“Leander Seller”) also executed a Purchase and Sale Agreement with Leander Ridge, LLC, a Texas limited liability company (“Buyer”) to sell one of Clearday’s non-core assets: a land parcel located in Leander, Texas (the “Leander Property”) for a consideration of $392,040 per acre ($9.00/sf) of developable land, for an approximate total amount of $1,842,588 (the “Purchase Price”). The Sale Agreement provides a 90-day period following the April 4, 2022 effective date, or until July 5, 2022 (the “Feasibility Period”), for the purchaser to inspect the Leander Property and conduct their analysis, appraisals and other examination of the Leander Property, including environmental inspections. On June 29, 2022, the Leander Seller sold a 6% tenant in common interest in the Leander Property for approximately $43,000. Such purchaser will share in the net proceeds in the sale of the Leander Property on a pro rata basis.

The following statements are the unaudited condensed consolidated balance sheets and income statements for the Company’s discontinued operations:

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	-	-
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	$-	$-

Investments in non-consolidated entities	-	-
Note Receivables	-	-
Real estate, property and equipment, net	1,405,910	2,086,245
Total long-term assets held for sale	1,405,910	2,086,245
TOTAL ASSETS	$1,405,910	$2,086,245
LIABILITIES
Current liabilities:
Accounts payable		$-
Accrued expenses	$460,691	438,192
Accrued interest	-	-
Current portion of long-term debt	805,000	1,000,000
Total current liabilities	1,265,691	1,438,192

Long-term liabilities:
Note payable	421,470	487,678
Long-term debt, less current portion	218,617	225,169
Total long-term liabilities held for sale	640,087	712,847
TOTAL LIABILITIES	$1,907,778	$2,151,039

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2022	2021
REVENUES
Commercial property rental revenue	$(42,986)	$(42,359)
Total revenues, net	(42,986)	(42,359)

Costs and expenses
Operating expenses	45,355	72,754
General and administrative expenses	21,033	328,684
Total operating expenses	$66,388	$401,438

Loss from operations	(23,402)	(359,077)

Other/(income) expenses
Interest expense	147,578	162,599
Gain on disposal of assets		15,000
Equity income from investees, net of applicable taxes		-
Impairment expense (recovery)		(811,061)
Other (income) expenses		(357,859)
Total (income)/expense	147,578	(991,321)

Net loss	$(170,980)	$632,244

6. Indebtedness

As of June 30, 2022 and December 31, 2021, the current portion of long-term debt within the Company’s unaudited condensed financial statements for our core MCA and Corporate facilities is $9,293,965 and $3,941,782 respectively.

As of June 30, 2022 and December 31, 2021 the long term debt less the current portion of the company debt is $396,790 and $5,572,427. This debt is expected to be repaid primarily with the proceeds from the sales of these assets. See Note 2 – Summary of Significant Accounting Policies for more information about the Company’s assets held for sale.

Interest and Future Maturities

The Company has recorded interest expense in the accompanying unaudited condensed consolidated financial statements of $395,045 and $896,643 for the three and six months ended June 30, 2022 respectively compared to $194,618 and $273,399 respectively for the three and six months ended June 30,2021. The Company had $85,753 and $170,980 loss respectively, for discontinued operations respectively for the three and six months ended June 30, 2022 and $632,243 income and $944,255 for discontinued operations for the same periods in 2021.

The change in the interest expense reflects primarily the impact of the factoring loans we have taken out which carry a higher interest rate.

As of June 30,	Continuing Core	Discontinued Non-Core	Total
2022	8,123,233	-	8,123,233
2023	4,550,000	805,000	5,355,000
2024	-	-	0
2025	566,208	421,470	987,678
Thereafter	494,900	218,617	713,517
Total obligations	$13,734,341	$1,445,087	$15,179,428

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the maturity of the Company’s long-term debt and notes payable as of June 30, 2022:

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021

Memory Care (Core) Facilities:
Naples Equity Loan	May 2023	9.95%	4,550,000	4,550,000
Libertas Financing Agreement	May 2022	0.00%	-	283,685
New Braunfels Samson Funding 1	April 2022	0.00%	-	80,467
New Braunfels Samson Group 2	April 2022	0.00%	-	80,467
Naples Operating LG Funding	April 2022	0.00%	-	92,519
Naples LLC CFG Merchant Solutions	September 2022	0.00%	-	134,239
MCA Invesque Loan	January 2024	8.50%	-	57,452
New Braunfels Business Loan	March 2022	6.25%	10,994	64,072
Gearhart Loan	December 2022	7.00%	193,578	213,578
Five C’s Loan	December 2022	9.85%	325,000	325,000
Jefferson	May 2023	12.00%	168,000	-
GS Capital	May 2023	12.00%	115,800	-
Firstfire	May 2023	12.00%	172,200	-
SBA PPP Loans	February 2022	1.00%	1,518,682	2,510,998
Buda 2K Hospitality LLC	October 2022	15.00%	-	100,000
Equity Secure Fund I, LLC	June 2022	11.50%	1,000,000	1,000,000
New Braunfels Samson Funding 1	April 2023	0.00%	-	-
New Braunfels Samson Group 2	April 2023	0.00%	-	-
Naples LLC CFG Merchant Solutions	January 2023	0.00%	-	-
Bank Direct Payable	Dec 2022	3.13%	521,013	-
Naples Operating PIRS Capital	March 2023	0.00%	416,000	-
Little Rock Libertas	February 2023	0.00%	408,205	-
PIRS Capital Financing Agreement	March 2023	0.00%	206,545	-
New Braunfels Samson Funding 1	February 2023	0.00%	118,286	-
New Braunfels Samson Group 2	February 2023	0.00%	216,857	-
Little Rock Samson Funding #3	May 2023	0.00%	112,005	-
Naples Samson #1	May 2023	0.00%	112,417	-
Sixth Street	April 2023	12.00%	154,980	-
Westover Samson #1	April 2023	0.00%	173,259	-
Naples LG Funding #2	April 2023	0.00%	211,210	-
New Braunfels Samson #1	April 2023	0.00%	36,591	-
Little Rock Premium Funding	April 2023	0.00%	258,750	-
Notional amount of debt			11,000,372	9,492,477
Less: current maturities			10,014,800	4,910,863
			$985,572	$4,581,614

Non-core businesses classified as liabilities held for sale:

Real Estate:
Artesia Note (6)	June 2033	Variable	$218,617	$225,436
Tamir Note	March 2022	12.00%	-	300,000
Leander Note	April 2022	12.75%	-	700,000
Leander Stearns National Association	February 2023	10.375%	805,000	-
Notional amount of debt			1,023,617	1,225,436
Less: current maturities			805,000	1,000,000
			$218,617	$225,436

Core Businesses (Continuing Operations) Notes Payable

Cibolo Creek Partners promissory note	December 2025	0.09%	$66,208	$66,208
EIDL SBA Treas 310	December 2051	3.75%	494,900	494,900
AGP Contract	October 2022	2.00%	2,367,476	2,522,922
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Notional amount of debt			3,428,584	3,584,030

Other Current Liabilities
Related Party Payable - Guarantee Fees			668,023	283,023
			$668,023	$283,023

Non-Core Businesses (Discontinued Continuing Operations) Notes Payable

Cibolo Creek Partners promissory note	December 2025	0.09%	$421,470	$421,470
Notional amount of debt			421,470	421,470

*	On July 7, 2022, this note was modified to reduce the principal to $550,000 and extend the maturity to March 31, 2023.

On the accompanying unaudited condensed consolidated balance sheet for core business operations includes $694,615 and $0 of unamortized debt discounts as of June 30, 2022 and 2021, respectively.

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

PPP Loans

In May 2020, the Company was granted four separate loans under the Paycheck Protection Program (the “PPP Loans”) administered by the United States Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which has enabled the Company to retain the Company’s employees during the period of disruption created by the Coronavirus pandemic. STI was granted one loan in March 2021. The PPP Loans, which are evidenced by Notes issued by the Company (the “Note”), mature in May 2022 and bear interest at a fixed rate of 1.0% per annum, accruing from May 2020 (“Loan Date”) and payable monthly. The Note is unsecured and guaranteed by the SBA. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the notes or related documents, reorganizations, mergers, Consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions. The PPP Loans may be accelerated upon the occurrence of a default. We expect that our remaining PPP loans (including STI) will be forgiven in the upcoming months.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

AGP Promissory Note

The Company entered into an unsecured promissory note with A.G.P./Alliance Global Partners (“AGP”) which was the financial adviser to AIU in connection with the merger. The $2,419,420, principal balance amount due of this note represents the unpaid fee amount then owed to AGP for its services. Interest under this note accrues at 2% per annum. The Company was obligated to make monthly payments of $30,000 and pay 50% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions. Accrued and unpaid obligations of this note were due on September 10, 2022. On July 7, 2022, the Company and AGP modified the obligations under this note in consideration of a payment of $175,000. The modified note reduced the principal balance to $550,000, as of such date, provides for interest to continue to accrue at 2% per annum, extended the maturity from September 10, 2022 to March 31, 2023 and provides that the note represents all of the obligations of the Company to AGP. The Company may continue to prepay this note at any time without penalty or fee and will continue to pay 25% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions.

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

Five C’s, LLC Loan

As of April 1, 2019, the Five C’s LLC entered into an agreement issuing capital stock that reduced obligations under an existing promissory note to $325,000 that was payable one year after the initial loan was funded, with a right of AIU to extend the maturity date for an additional six-month period. As of December 31, 2020, this note was in default. Subsequently, in February 2021, an extension agreement was entered which set an interest rate of 9.85% per annum and rescheduled the maturity date to December 31, 2022. This note can be extended by the parties for successive six-month periods unless the noteholder provides a notice to the borrower that the term shall not be extended on or prior to the date that is 30 days prior than the expiration of the note.

Equity Secured Fund I, LLC

On March 26, 2021, the Company executed a promissory note for $1,000,000 with Equity Secured Fund I, LLC. The loan matures on April 26, 2022 and was subject to one (1) twelve (12)-month extension option. The Company and this lender continue to extend the maturity on a month to month basis. The interest rate of the loan is 11.50% and is guaranteed by certain officers and is collateralized the building located at 8800 Village Drive in San Antonio, Texas. Total proceeds received by the Company was $803,963 after adjusting the interest for the period amounting to approximately $115,000, which is classified as prepaid interest in the unaudited condensed unaudited condensed consolidated balance sheet; $44,891 and $5,575 that was paid for prepaid property tax and prepaid insurance respectively (both of which) are included in “net deferred finance cost” and $31,000 in closing costs.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Firstfire

On April 5, 2022, Clearday, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) to issue an unsecured promissory note (the “Note”) to an institutional lender. We used the proceeds of this financing to fund our operations. The Note provides for the net funding to Clearday of $150,000 after payment of specified expenses of $3,750 and provides for an original issue discount of $18,450, resulting in a principal obligation of $172,200 and a one-time interest charge of 12% on such principal amount.

The Note provides for a one year maturity. Monthly payments on the Note of $19,286.40 will be made by Clearday with the first payment being on May 20, 2022, which payments are subject to a 10 day grace period. The Note is unsecured. The Note provides specified events of default (an “Event of Default”) including failure to timely pay the monetary obligations under the Note and such breach continues for a period of ten (10) days after written notice from the Noteholder’ a breach of covenants under the Note or the Purchase Agreement that continues for a period of twenty (20) days after written notice by the Noteholder; breach of any representation and warranty in the Note or Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQB; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday. This lender has waived the default under this Note caused by this Report not being filed when due.

Jefferson Street

On May 16, 2022, we entered into a Securities Purchase Agreement (the “Jefferson Purchase Agreement”) to issue an unsecured promissory note (the “Jefferson Note”) to an institutional lender. This Jefferson Note provides for the proceeds to us of $150,000 and provides for an original issue discount of $18,000 or 12%, resulting in a principal obligation of $168,000. We paid $15,000 in placement fees in connection with the sale of the Jefferson Note. After payment of such fees and closing cost, the sale of the Jefferson Note resulted in $135,000 in net proceeds to the us. The interest on this Jefferson Note is 12% per annum or $20,160. The Jefferson Note provides for a one year maturity. Monthly payments on the Jefferson Note of $18,816 will be made by Clearday with the first payment being on July 16, 2022, which payments are subject to a 10 day grace period, or shorter if the payment date is not a business day. The Jefferson Note is unsecured. The Jefferson Note provides specified events of default (a “Jefferson Event of Default”) including failure to timely pay the monetary obligations under the Jefferson Note and such breach continues for a period of ten (10) days after written notice from the Jefferson Noteholder’ a breach of covenants under the Jefferson Note or the Jefferson Purchase Agreement that continues for a period of twenty (20) days after written notice by the Jefferson Noteholder; breach of any representation and warranty in the Jefferson Note or Jefferson Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday. Upon any Jefferson Event of Default, the obligations under the Note will accrue interest at an annual rate of 22% and, if such Jefferson Event of Default is continuing at any time that is 180 days after the date of the Note, provide the Noteholder the right and option to convert the obligations under the Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the Jefferson Note is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock. Each of the Jefferson Note and the Jefferson Purchase Agreement has other customary covenants and provisions, including representations and warranties, payment of brokers, and indemnification, that Clearday will not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the holder of the Jefferson Note and Clearday will maintain a reserve of authorized and unissued shares of common stock sufficient for full conversion of the obligations under the Jefferson Note. This lender has waived the default under this Note caused by this Report not being filed when due.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

GS Capital

On May 20, 2022, we entered into a Securities Purchase Agreement (the “GS Purchase Agreement”) to issue an unsecured promissory note (the “GS Note”) to an institutional lender. This GS Note provides for the proceeds to us of $103,500 and provides for an original issue discount of $12,300 or 12%, resulting in a principal obligation of $115,800. We paid $10,000 in placement fees in connection with the sale of the GS Note and certain other expenses of the lender. After payment of such fees and closing cost, the sale of the GS Note resulted in $90,000 in net proceeds to the us. The interest on this GS Note is 12% per annum or $20,160. The GS Note provides for a one year maturity. Ten monthly payments on the GS Note of $12,969.60 will be made by Clearday with the first payment being on the date that is 60 days after the issue date of the GS Note, which payments are subject to a 10 calendar day grace period, or shorter if the payment date is not a business day. The GS Note is unsecured. The GS Note provides specified events of default (a “GS Event of Default”) including failure to timely pay the monetary obligations under the GS Note, a breach of covenants under the GS Note or the GS Purchase Agreement; breach of any representation and warranty in the GS Note or GS Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, a financial statement restatement by Clearday, an judgment against Clearday that is not previously disclosed in our filings with the SEC that is for more than $150,000 and remains unvacated, unbonded or unstayed for 20 days, unless otherwise permitted by the holder of the GS Note, or cross defaults under any promissory note or similar instrument with initial principal obligations of $150,000 or more. Upon any GS Event of Default, the obligations under the GS Note will accrue interest at an annual rate of 22% and, if such GS Event of Default is continuing for 10 calendar days (but 30 calendar days if the Event of Default occurred in the first 150 days after the date of the GS Note), then from and after the date that is 180 days after the date of the holder of the GS Note may convert the obligations under the GS Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the GS Note is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock. Each of the GS Note and the GS Purchase Agreement has other customary covenants and provisions, including representations and warranties, payment of brokers, and indemnification, that Clearday will not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the GS Noteholder and Clearday will maintain a reserve of authorized and unissued shares of common stock sufficient for full conversion of the obligations under the GS Note. The GS Note includes a most favored nations clause providing that the conversion price and interest rate of the GS Note will be adjusted on a ratchet basis if Clearday offers more favorable terms in any other unsecured borrowing that is $250,000 or less or that has a maturity date of one year or less such as conversion price, interest rate (whether through a straight discount or in combination with an original issue discount) or other more favorable term as to conversion price or interest rate to another party. This lender has waived the default under this Note caused by this Report not being filed when due.

Sixth Street

The Note provides for the net funding to Clearday of $150,000 after payment of specified expenses of $3,750 and provides for an original issue discount of $18,450, resulting in a principal obligation of $172,200 and a one-time interest charge of 12% on such principal amount. We paid $15,000 in placement fees in connection with the sale of the Note. The Note is not registered and was sold as a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2) thereof.

The Note provides for a one year maturity. Monthly payments on the Note of $19,286.40 will be made by Clearday with the first payment being on July 26, 2022, which payments are subject to a 10 day grace period. The Note is unsecured. The Note provides specified events of default (an “Event of Default”) including failure to timely pay the monetary obligations under the Note and such breach continues for a period of ten (10) days after written notice from the Noteholder’ a breach of covenants under the Note or the Note Purchase Agreement that continues for a period of twenty (20) days after written notice by the Noteholder; breach of any representation and warranty in the Note or Note Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQB; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday.

Upon any Event of Default, the obligations under the Note will accrue interest at an annual rate of 22% and, if such Event of Default is continuing at any time that is 180 days after the date of the Note, provide the Noteholder the right and option to convert the obligations under the Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the Noteholder is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock. This lender has waived the default under this Note caused by this Report not being filed when due.

Debt Related to Assets Held for Sale

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Artesia Note

On April 1, 2013, the Company executed a promissory note with FirstCapital Bank of Texas, N.A. for a principal amount of $314,500 (“Artesia Note”). the Company executed an amendment to the Artesia Note on July 23, 2018 (“Amended Artesia Note”). The Amended Artesia Note had a principal balance of $266,048 upon execution. The original maturity date of the note was March 1, 2018, which was extended to June 23, 2033 in the Amended Artesia Note. The note requires equal monthly principal and interest payments through maturity and has no prepayment penalties. The note has a variable interest rate equal to the greater of 6.0% or the Prime rate plus 1.0%. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. As of June 30, 2022, the interest rate for this loan is 6% (the greater of 6% or the Prime rate of 3.25% plus 1.0%).

Leander Note

On October 5, 2018, the Company executed a loan agreement with Equity Security Investments for a principal amount of $700,000 (“Leander Note”) to refinance existing financing for the property. The note had an original maturity date of October 5, 2019 and was collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. The Company exercised an extension option which extended the maturity of the note to October 5, 2020. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a fixed interest rate of 12.75%. As of October 12, 2020, the maturity of the note was extended to April 5, 2021 and was refinanced on February 10, 2022 when the Company executed a $805,000 one-year loan on the Leander note that extends the new maturity date to February 10, 2023. The note has a fixed interest rate of 10.75%, which also includes a $56,000 interest reserve for one year in the withholdings. The loan is expected to be paid off at the time of the sale of this property.

Notes Payable

The Company has notes payable to Cibolo Creek Partners, LLC, its affiliate Round Rock Development Partners, LP. These notes have a maturity date of December 31, 2025, and there is no interest accruing on any of these notes. Each of these lenders was a related party when the obligations were incurred. For more information, see Note 9 - Related Party Transactions.

7. Commitments and Contingencies

Contingencies

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the Simpsonville Facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease. The Tenant has stopped paying rent and related charges under the lease for the Simpsonville Facility from and after January 1, 2019. The Landlord has made demands for past rent but has not instituted legal action against the Tenant. Instead, the Landlord filed a lawsuit against the guarantors of the lease, including Trident Healthcare Properties I, L.P., referred to as Trident, which is a wholly owned subsidiary of the Company and an unconditional guaranty of such lease; and the personal guarantors of the Tenant’s obligations under the Lease, including the Company’s Chairman and Chief Executive Officer. The Company has an obligation to indemnify and hold such individuals (other than the Company’s Chairman) harmless under such personal guarantees, and Trident is a consolidated subsidiary in the Company’s financial statements. The Company’s Chairman has indemnified the Company for all obligations of the Company with respect to obligations to the Landlord in connection with this litigation, including the Company’s obligations to such indemnified individuals and the Company’s subsidiaries. This litigation is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 and is pending in the 368th Judicial District Court of Williamson County, Texas. On October 21, 2020, the trial court has issued a judgment on damages in the amount of $2,801,365. The trial court has not made findings of fact related to the Tenant’s liability under the Lease. Additionally, the Guarantors has appealed the trial court judgement as they believed it has reasonable likelihood of success to reduce the judgment in the amount of $248,074 in attorney’s fees. The appellate court recently entered a ruling reversing and remanding the attorneys’ fees portion of the judgment to the trial court for renewed proceedings on that issue. After the entry of the appellate court’s ruling, the Guarantors filed a motion for rehearing on the narrow issue of pre-judgment interest calculation, on which the Guarantors believe that they have a reasonable likelihood of success. The Company has accrued an amount in the unaudited condensed consolidated financial statements as of June 30, 2022 that it determined was reasonable with respect to this contingency. Subsequently, this action was settled on August 5, 2022 as reflected by an Agreed Final Judgment for an aggregate amount of $3,012,011, including costs and expenses in favor of the plaintiff, of which $2,763,936 was settled by the release of a cash bond that Tenant previously deposited with the Court and the remaining amount to be paid within six months.

The Landlord filed a second action against Trident and the other guarantors on April 9, 2021, for claims similar to the action described above including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. Trident and the other guarantors intend to respond to this action. The Company is not able to determine if it will prevail in such litigation. The Tenant entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility. On August 5, 2022, in connection with the settlement of the action described above, Tenant and Landlord terminated the lease of the Simpsonville Facility as contemplated by such agreement to transfer of certain operations, including lease obligations, which permitted the Landlord to sell the Simpsonville Facility to a third party. The Company and Landlord are negotiating a settlement, including the amount and payment terms. There can be no assurance that the Company will settle this second action on terms that are acceptable or at all. See Note 16 - Subsequent Events.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Certain subsidiaries of the Company that operated hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018 to December 31, 2020. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of June 30, 2022, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $361,552. The Company has accrued this amount in its unaudited condensed consolidated financial statements as of June 30, 2022.

In addition, from time to time, the Company becomes involved in litigation matters in the ordinary course of its business. Such litigations include an action that alleges negligence and other claims regarding the death of a resident in a memory care facility. One such action was Michael Inderrieden, Individually and as Personal Representative of the Estate of Thomas Inderrieden v. MCA Simpsonville Operating Company, LLC dba Memory Care of Simpsonville; Allied Integral United, Inc. dba Clearday; Memory Care America, LLC.; MCA Management Company, Inc.; and MC-Simpsonville, SC-1-UT, LLC, that alleged various acts and breaches by the defendants that resulted in the death of a resident. This action was settled in the third quarter of 2022. Although the Company is unable to predict with certainty the eventual outcome of any litigation, the Company does not believe any of its currently pending litigation is likely to have a material adverse effect on its business.

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

Dilution shares calculation	For the Six Months Ended June 30,
	2022	2021
Series A Convertible Preferred Stock	328,925	328,925
Series F 6.75% Convertible Preferred Stock	4,797,052	4,745,049
Series I 10.25% Convertible Preferred Stock	320,657	-
Limited Partnership Units	99,038	99,038
Warrants	4,036,320	1,107,896
Stock Options
Total participating securities	9,581,992	6,280,908

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

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) have from time to time made loans to us under revolving credit notes that bear interest at the then applicable federal rate and are payable on demand or other date that was specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of June 30, 2022, Cibolo Creek and Round Rock were owed $421,470 and $500,000 respectively by the Company.

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

Related parties of the Company, including our Chief Executive Officer, have from time to time made as unsecured non-interest bearing advances that are due upon demand. As of June 30, 2022, the balance of such advances from officers were an aggregate amount of approximately $649,000 due to our Chief Executive Officer and his related party.

13. Deficit

The certificate of incorporation of Clearday, Inc., as amended in connection with the merger, provides for 80,000,000 authorized shares of Common Stock and 10,000,000 authorized shares of preferred stock, each par value $0.001 per share.

Common Stock

AIU awarded restricted shares of its common stock in the amount of 57,000 shares (representing 135,923 shares of Clearday, Inc. Common Stock) to various officers, directors and a consultant; during the six months ended June 30, 2021. For the six months ended June 30, 2022, Clearday did not award any restricted stock.

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

Preferred Stock

Prior to the AIU Merger, AIU had Series A 6.75% cumulative convertible preferred stock, $0.01 par value, 4,797,052 shares of such securities were issued and outstanding as of December 31, 2021. Each share of Series A preferred stock has a stated value equal to the Series A original issue price. The conversion rate to the number of shares of AIU common stock is equal to 1 share for each share of Series A preferred stock. In connection with the securities, they were either converted into AIU common stock and then exchanged for the Company Common Stock or exchanged for shares of the Company’s Series F 6.75% cumulative convertible preferred stock, $0.001 par value. The Company has 5,000,000 shares authorized with 4,797,052 and 4,797,052 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 14 - Preferred Stock – Temporary, for accounting treatment of the Series F Preferred Stock.

The Series A Preferred Stock of the Company that was issued and outstanding prior to the merger remains issued and outstanding. Such preferred stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of June 30, 2022 and December 31, 2021. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Dividends and Distributions

For the three and six months ended June 30, 2022 and June 30, 2021, the Company recognized dividends for the 6.75% Series F preferred stock in the amount of $1,655,926 and $3,274,941 respectively.

Warrants

The Company has two separate types of warrants that are outstanding: (1) the warrants that were granted and outstanding by STI prior to the effective date of the merger and (2) the warrants assumed by the Company that were granted by AIU prior to the effective date of the merger.

STI Warrants Prior to the AIU Merger Effective Date.

The following is a summary of such outstanding warrants at June 30, 2022:

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

As of June 30, 2022, there are 1,376,118 warrants that were issued by AIU to investors in the Alt Care Preferred and units of limited partnership interests in Clearday OZ Fund. As of the effective date of the merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. Each warrant may be exercised for cash at an exercise price equal to $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

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

Stock Options

At June 30, 2022, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”) that were in effect for STI prior to the effective date of the merger. Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the six months ended June 30, 2022. None of the option grantees continued in service after the effective date of the merger. The expiration date for all of the options under the Stock Option Plan granted to any officer, director or consultant is generally the last day of the three (3)-month period following the date that such person ceases their continuous status in such capacity, subject to certain accelerated termination events that are not applicable. As of June 30, 2022, there are no outstanding options under the Stock Option Plan.

Restricted Stock

On March 31, 2021, AIU issued an additional 57,000 total shares of restricted common stock to executives of AIU representing approximately 135,923 shares of Clearday, Inc. Common Stock. The shares vest over 33 months and the Company valued the 135,923 shares at $5.07 per share, on the date of the agreement.

For the six months ended June 30, 2022, no shares of restricted common stock were issued.

Equity of Subsidiary

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the six months ended June 30, 2022 and 2021, $0 and $257,000 was invested in AIU Alt Care, respectively in exchange for 0 and 25,700 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund which is managed by AIU Impact Management, LLC, as the general partner. For the six months ended June 30, 2022 and 2021, $0 and $413,062 was invested in Clearday Oz Fund, respectively, respectively.

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

Non-Controlling Interest Loss Allocation

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the six months ended June 30, 2022, the income for AIU Alt Care is $1,680 and Clearday Oz Fund loss is $220,618. Based on 99% ownership interest, AIU Alt Care and Clearday OZ fund incurred a loss attributable to the NCI in the amount of $1,663. and $218,412, respectively in 2022 and incurred losses of $325,476 and $103,831, respectively, for 2021.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI)

For the six months ended June 30, 2022, AIU Alt Care closed subscriptions and issued and sold 0 shares of Series I Cumulative Convertible Preferred Stock (the “Alt Care Preferred Stock”), par value $0.01 per share, and 0 units of limited partnership interests in Clearday OZ Fund. However, the dividends on the series I shares for the quarter ended June 30, 2022 totaled $273,128.

The terms and conditions of the Alt Care Preferred Stock and the limited partnership interests in the Clearday OZ Fund allow the investors in such interests to exchange such securities into the Company’s common stock at the then Company common stock price. For the six months ended June 30, 2022, AIU Alt Care and Clearday OZ fund has issued 0 and 0 warrants, respectively.

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

14. Preferred Stock – Temporary equity

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,797,052 shares outstanding as of June 30,2022. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of the then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of June 30,2022. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

15. Income Taxes

The Company did not recognize a benefit or provision for income taxes for the six months ended June 30, 2022 and June 30, 2021.

The Company evaluates its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company has assessed its position and decided that a valuation allowance as of June 30, 2022 and June 30, 2021 is not necessary at this time.

	For the Six Months Ended June 30,
	2022	2021
Current tax provision (benefit):
Federal	$-	$-
State	-	-
Total current tax benefit	-	-
Less Valuation Allowance	-)	-
Total	0	0

16. Subsequent Events

We evaluated subsequent events and transactions occurring after June 30, 2022 through the date of this Report.

Loans

Loans:

We incurred loans from an institutional lender  in the aggregate principal amount of approximately $600,000 for aggregate net proceeds approximately $540,000, less transaction and related fees. The average interest rate on such loans is approximately 12% per annum. This loan was reported in our filing on Form 8-K that was filed on July 8, 2022 which is incorporated in this Report. This lender has waived the default under this Note caused by this Report not being filed when due.

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

The Company’s strategy is to provide innovative non-acute care and wellness solutions that disrupt the traditional senior care model primarily virtually through digital channels with its Clearday at Home service, that it developed during 2020 and launched in the first quarter of 2021 through consumer and business to business (B2B) sales channels, and through its facilities. The Company owns and operates four residential memory care facilities that are located in three U.S. states, under the Company’s subsidiary, MCA. The MCA facilities focus on treating residents suffering from any of the 25 forms of dementia that may be treated in a residential care facility, Alzheimer’s being the most common. The Company uses its knowledge and its experience in treating dementia and other cognitive disorders to develop technology-enabled businesses, aligned to next-generation non-acute care and wellness services and products, including adult day care and home care products and services.

During the six months ended June 30, 2022, we continued developing the next generation of tech-enabled non-acute care and wellness solutions, including the deployment and development of robots through its previously announced joint venture. As of the date of this Report, we offer robotic services that focus on resident engagement in one of our facilities with additional deployment in two other facilities expected by September 30, 2022. The robotic services provide enhanced care to residents through a range of engagement focused applications, including our proprietary streaming services, games, music and other digital services. The robotic services also include safety services such as fall detection, assisting in rounding and alerts to staff. We have begun marketing the robots to third parties for use in their residential care facilities and to others for home care applications. One market for use of our robotic services is skilled nursing care facilities, which may be able to access state sponsored grants and programs to fund, in whole or in part, the purchase or rental of our Mitra Robot and related services. We are also continuing improvements to our residential care facilities with our Clearday Stay rooms that provide premium furnishings and services.

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

All of the Company’s long-lived assets are located in the United States and, during the six months ended June 30, 2022 and 2021, respectively, all of the Company’s revenue was derived from within the United States.

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

These SG&A Expenses during the six months ended June 30, 2022 include:

(1) Development capitalized costs and expenses for the innovative services, including Clearday at Home, which primarily consisted of payments to a third-party consulting firm to develop the Clearday at Home and Clearday Club business models, strategies, branding and marketing, and to a lesser extent, the employment costs of the Company personnel dedicated to such development activities. For the six months ended June 30, 2022 and 2021, these amounts were approximately $1.2 million and $1.55 million (including research and development costs), respectively. The decrease is primarily because of we completed a material amount of research and development related to our digital platform used for Clearday at Home and related digital services during this period and we capitalized a certain amount of payments during this period. We may incur other development expenses through our Clearday Labs for the development of other products and services to the extent that such amounts are not funded by others through our strategic alliances.

(2) Accounting and finance expenses related to the merger and becoming a public company, which primarily consisted of accounting and consulting fees incurred to improve the accounting and finance department, the additional consulting fees regarding the audit and preparation of our financial statements. For the six months ended June 30, 2022 and 2021, these costs were approximately $381,786 and $963,641 respectively. While some of these expenses will continue, such as audit fees, we have reduced our reliance on third party accounting consultants as we have increased the number and skill set of our accounting and financial staff. These costs included approximately $542,000 of costs and expenses paid to third party accounting consultants during the six months of 2021 reduced to approximately $90,000 during the six months ended of 2022 or a decrease of $452,000 because we significantly reduced our use of such consultants beginning December 2021, which amount was, offset in part by our increase in the compensation expense for our financial accounting staff.

(3) Equity based compensation, which primarily consisted of restricted stock grants and warrants to the Company’s executives and third-party consultants. For the six months ended June 30, 2022 and 2021, these amounts were $0 and $689,912, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key statistical data for the six months ended June 30, 2022 and 2021:

A significant amount of our expenses during the six month period ending June 30, 2022 are allocated to our Facilities. We ceased operating our Simpsonville Facility as of September 30, 2021 and acquired an adult day care center during the second quarter of 2021. The following tables present a summary of our operations for the six months ended June 30, 2022 and 2021 (dollars in thousands, except per unit amounts) for our Facilities, other than the Simpsonville Facility, which we ceased operating as of September 30, 2021 and for comparative purposes has been excluded during both periods.

	Six Months Ended (Four Residential Care Facilities* and an Adult Day Care Facility)		Increase/(Decrease)
	June 30, 2022	June 30, 2021	Amount	Percent
MCA Resident Facilities	$6,341	$5,927	$414	6.98%

Operating expenses:
Wages and benefits	3,985	3,907	78	2.00%
MCA facility operating expenses	1,337	1,089	248	22.77%
Lease expenses	1,688	1,851	(163)	(8.81)%
Impairment	-	-	-	-%
Other general & administrative expenses	967	810	157	19.38%
Research & development expenses	-	-	-	-%
Depreciation and amortization	107	161	(54)	(33.54)%
Total operating expenses	8,084	7,818	266	3.40%

Operating loss	(1,743)	(1,891)	148	(7.83)%

Other (income) expenses
Interest	449	78	371	475.64%
Other (income) expenses	(637)	(131)	(506)	386.26%
Total other/(income) expenses	(188)	(53)	(135)	254.72%

Net Loss	(1,555)	(1,838)	283	(15.40)%

*	We did not operate the Simpsonville Facility from and after September 30, 2021. This table does not include the financial statistics related to such facility for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue. Revenue from our Facilities increased by approximately 7%, or approximately $0.4 million, primarily due to revenues from our adult day care center that we acquired in the second quarter of 2021, and we operated during the first quarter of 2022, as well as increased revenues from our residential Facilities primarily due to a small increase in residents during these periods and increased average rates, offset in part by promotional discounts.

Wages and Benefits. Wages and benefits increased by 2%, or approximately $0.08 million during the first quarter of 2022 compared to 2021, primarily due to increased labor related to our adult day care center which we did not operate during the first six months of 2021, as well as increases related to our residential care Facilities, primarily due to increased staffing and to a smaller extent increase of outside agency staff of approximately, which we incurred to maintain staffing levels. We have reduced our use of outside agency staff significantly during April 2022, primarily due to better staffing and scheduling of our care persons. Although there can be no assurance that we will continue to be able to avoid using outside agency staff, we do not expect to incur the same level of outside agency staff after June 30, 2022.

Facility Operating Expense. Facility operating expenses increased by 22.8% or approximately $0.25 million, primarily due to a increases in food costs and supplies which were subject to inflationary pressures. We continue to evaluate our increased costs and may seek to offset such increased costs by increasing our rates for our services to the extent that such increases are acceptable to market conditions.

Lease Expenses. Lease or rent expenses decreased by approximately 8.9%, or approximately $0.163 million primarily due to one month of rent was over-accrued in 2021 and Simpsonville lease expense was subsidized by under the Simpsonville Transfer Agreement.

Other General and Administrative Expense. Other general and administrative expenses increased by approximately 19.4% or $0.16 million, primarily due to other professional services expenses related to the loan broker fees and travel costs and accounting services at the facilities offset in part by insurance cost.

Depreciation and Amortization. Depreciation and amortization decreased by approximately 33% or approximately $0.054 million primarily due to lower remaining net capitalized asset balances for leasehold improvements being subject to depreciation during this period.

Interest Expense. Interest expense increased by 475.6%, or approximately $0.37 million primarily due to higher interest expenses due to our financing of operating and other expenses through factoring facilities, offset in part by the repayment of other financings. We incurred these high interest rate financings in large part because we were not able to access the equity capital markets and in advance of our expected cash payments under the ERTC and the Families First Coronavirus Response Act (the “FFCRA”), as amended by the COVID-related Tax Relief Act of 2020, as well as expected lower compensation expenses by our ability to use federal tax credits available under the federal Work Opportunity Tax Credit (WOTC). We used the additional financing to fund operations as well as developing innovative care solutions, including our digital services and robotic services. We continue to seek equity financing with institutional parties. However, there can be no assurance that such equity capital financing facilities would be available on acceptable terms or at all.

Expenses Not Allocated to the Facilities:

Our operating and other expenses that are not allocated to our Facilities or the Simpsonville Facility, included the following:

Operating Expenses

Operating expenses increased by a net amount of approximately 2% or approximately $0.02 million, primarily because of corporate compensation expenses and to a lesser extent, advertising and marketing and property taxes. Corporate compensation expense increased by approximately 1% or approximately $0.06 million. Of this amount, (1) approximately $0.04 million was due to a reallocation of compensation attributable to persons in discontinued operations during the first six months of 2021 to corporate services during the first six months of 2022 these allocation make-up $0.02 million in corporate compensation during the first quarter of 2022, (2) increase of corporate staff, including business development and persons dedicated to our streaming services. We increased our accounting and financial staff to lessen our reliance on accounting consultants, which as described below, resulted in a reduction of approximately $0.32 million of such expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by a net amount of approximately 58% or approximately $1.9 million, primarily because there was $0.67 million of equity based compensation recorded during the first six months 2021 and no equity based compensation expense during the second quarter of 2022, and a reduction of legal & accounting services of approximately $0.58, of which approximately $0.44 of this decrease was attributable to accounting consultants. We were able to reduce our use of accounting consultants.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by approximately 7% or $0.001.

Other (Income) Expenses

Other income decreased by a net amount of approximately $0.99 million, primarily because of 2021 ERTC grants.

Simpsonville Facility

We ceased operating our Simpsonville Facility as of September 30, 2021 and terminated the lease in August, 2022. During the six months ending June 30, 2022, we recognized an aggregate net loss attributable to the Simpsonville Facility of approximately $0.65, primarily due to the continued accrual of lease expenses related to this Facility in the amount of approximately $0.63 million, offset by other income related to employee retention tax credit (“ERTC”) for certain employees under the CARES Act. As disclosed in our Current Report on Form 8-K filed on September 15, 2021, we entered into an Operations Transfer, Interim Management and Security Agreement (the “Simpsonville Transfer Agreement”) with Brookstone Terrace of Simpsonville, LLC (“Brookstone”) and, as described in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, we terminated this lease with the landlord in connection with the settlement of a litigation. Until the date of such lease termination, we continued to accrue the lease expense. The base rent attributable to this Facility was 97,490 per month, subject to a 2% increase commencing June 1, 2022, offset by a $30,000 monthly credit under the Simpsonville Transfer Agreement payable by Brookstone that began on May 1, 2022. The Simpsonville Facility operated at a loss, and we expect the lease termination will improve our future operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Concentration of Risk—Revenues

The Company’s revenue for the six months ended 2022 and 2021 primarily consist of operations from our Facilities that are located in four states. The Company expects to continue to be dependent on revenues from the Facilities until the other planned businesses have revenues. Any failure of the Facilities to continue these businesses would significantly and adversely impact the Company. The revenues are primarily private pay and do not rely on reimbursements from Medicare or Medicaid. The Company expects that such concentration will continue until revenues are realized from its Clearday Clubs and digital service Clearday at Home.

Non-Core Assets

The Company considers all its assets that are not used in the non-acute care and wellness industry as non-core assets. The non-core assets as of June 30, 2022 are commercial real estate investments, including land investments. The Company continues to evaluate the manner to sell or otherwise monetize such assets.

Disposition Activities

During the six months ended June 30, 2022, the Company sold one non-core asset, an unimproved land of approximately 2 acres of property located in Cibolo, Texas that was held as non-core assets for an aggregate gross amount of $980,000 that was sold on June 30, 2022. The sale of such land is part of our previously disclosed course of business to sell or otherwise monetize assets non-core assets, which are the assets (1) acquired by Clearday Operations, Inc. (formerly, Allied Integral United, Inc.), on December 31, 2018, when it began its business and that (2) are not related to our memory care facilities or our non-acute care and wellness industry.

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

Liquidity and Capital Resources

We require cash to fund our current operations and continued innovation of non-acute care and wellness services. Our strategy is to use the net proceeds from the sale of our remaining non-core assets and the capital that we raise to fund such operations and activities. The COVID-19 pandemic has delayed the non-core sale process and, to a certain extent, reduced the expected net proceeds.

We do not have sufficient cash resources from the net cash flows of operations, from our current operations, to sustain our operations for the next twelve months and will rely on the continued sale of non-core assets and the sale of our securities and additional financings. We entered into additional factoring facilities from the period July 1, 2022 to the date of this Report for approximately $1,753,600 of revenues for aggregate net proceeds of approximately $1,292,150, of which, to the date of this Report, an aggregate amount of approximately $469,778 was paid resulting in remaining aggregate obligations of approximate $1,587,115 as of the date of this Report. After repayments, the net aggregate obligations under the factoring facilities as of the date of this Report is approximately $3,840,632.

We are negotiating the terms of financing of the equity in non-core assets with institutional lenders and anticipate that we will be able to realize approximately $1 million of mortgage financing, after refinancing of existing mortgage financing on such assets, on or prior to September 30, 2022. However, there can be no assurance that such financings will be available on acceptable terms or at all. We have engaged an investment banker and are negotiating with institutional investors for an equity investment in us, in an amount that we believe would enable us to fund our liabilities, including the factoring facilities. We have received and are evaluating a non-binding letter of intent for one such investment. However, there can be no assurance that any such equity investment will be available on acceptable terms or at all.

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

We expect that the following factors will affect our future operating liquidity:

●	Operating revenues are expected to be affected, primarily because of

-	Our ability to increase residents through increased sales efforts, subject to regulatory requirements related to COVID-19 quarantine areas;
-	Increased revenues from adult daycare, including a full year of revenues from our acquired adult daycare facility;
-	Our ability to increase revenues by providing certain additional products and services to residents, and clients through our Clearday Direct program, including our robotic service that we have begun to deploy in our Westover facility in April 2022 and which we will expect to deploy in two of our other facilities before the end of the third quarter and our other facility by the end of this year.
-	Our ability to market and sell robotic services in the home market.

●	Operating costs are expected to be affected, primarily because of:

-	Our ability to reduce the staff to resident ratios in the post-COVID-19 environment and that our Clearday Clubs require less staff to client ratio;
-	Our ability to reduce staff turnover through better training and recruitment;
-	The expiration of the Employee Retention Credit under the CARES Act,
-	Increased pressures on wages and agency fees due to industry staffing shortages;
-	Additional interest expenses related to our high interest loans that we have incurred during 2022, offset in part by expected refinancing of certain mortgages and debt and the receipt of other financings such as SBA sponsored programs and additional amounts that we expect to receive through tax credits;
-	Reduced net losses related to our Simpsonville Facility.

●	Selling and general administrative costs will be affected and are expected to decrease, primarily because:

	-	Development costs that are recorded as operating expenses related to additional products and services developed through our Clearday Labs.

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

Funding History

Clearday historically financed its operations primarily through the sale of its equity securities in private placements and borrowings prior to the AIU Merger and through debt financings and factoring facility transactions after the AIU Merger. Clearday has incurred negative cash flows from operations.

Cash Flows

The following table ($ in 000) shows a summary of Clearday’s cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash used in activities of continuing operations	(1,874,407)	(2,276,797)
Net cash provided by (used in) operating activities of discontinued operations	-	155,834
Net cash used in operating activities	(1,874,407)	(2,120,963)
Net cash used in investing activities of continuing operations	(28,310)	(506,720)
Net cash used in investing activities	(28,310)	(506,720)
Net cash provided by continuing operations	1,139,194	3,053,444
Net cash used in financing activities of discontinued operations	(201,552)	(492,428)
Net cash provided by in financing activities	937,642	2,561,016

Operating Activities

Net cash used in operating activities was $1.8 million for six months ended June 30, 2022, and $2.2 million for the six months ended June 30, 2021. Net cash used in continuing operations for the six months ended June 30, 2022 resulted from a net loss of $5.1 million adjusted for certain non-cash items including: (i) depreciation and amortization of $0.37 million, and (ii) amortization of debt cost of $0.43 million

Investing Activities

Net cash provided in investing activities was $0.03 million for the six months ended June 30, 2022, and net cash provided of $0.5 million for the six months ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2022, consisted primarily of net proceeds received from factoring facilities and the loans from institutional lenders.

Government Programs

We participated in ERTC program and expect additional cash payments under the ERTC. We have applied for payments under the Families First Coronavirus Response Act (the “FFCRA”), as amended by the COVID-related Tax Relief Act of 2020, and expect to utilize the federal tax credits available under the federal Work Opportunity Tax Credit (WOTC). The amount of savings under WOTC is subject to the hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve-month period up to worker maximum by targeted category. We estimate the amount of WOTC may be more than $75,000 per month, assuming our continuation of hiring workers who qualify under this program and that we continue to experience the same level of resignations of such workers.

Contractual Obligations and Commitments

See the “Commitment and Contingencies” section within Note 7 of the unaudited condensed consolidated financial statements within this Report, which information is incorporated herein by reference.

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

Cash and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of six months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of June 30, 2022 and December 31, 2021 includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2022, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below. We increased the number of our financial and accounting staff and remediated or mitigated certain internal control weaknesses such as segregation of duties.

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

CLEARDAY, INC.

Dated: August 26, 2022	/s/ John Bergeron
John R. Bergeron
Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

