Form 10-Q
period 2022-09-30
Clearday, Inc.
filed 2022-11-21
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

We had 19,017,609 shares of our common stock outstanding as of the close of business on November 18, 2022.

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

I

Clearday, Inc.

September 30, 2022

Table of Contents

		Page
PART I	Financial Information	1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets – September 30, 2022 and December 31, 2021 (unaudited)	1
	Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit – Nine Months Ended September 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2022 and 2021 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Evaluation of Disclosure Controls and Procedures.	44
PART II	Other Information	45
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

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

II

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Clearday, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$0	$965,075
Restricted cash	10,000	10,000
Accounts receivable, net	74,815	50,761
Prepaid expenses and other current assets	230,150	132,926
Other current assets	-	2,763,936
		-
Total current assets	314,965	3,922,698

Patents and development	8,930	8,930
Operating lease right-of-use assets	23,265,576	32,818,019
Property and equipment, net	8,474,298	7,418,836
Other long-term assets	288,156	288,155
Non-current assets held for sale	1,405,910	2,086,245
Total assets	$33,757,835	$46,542,883
LIABILITIES, TEMPORARY EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$6,253,667	$3,392,772
Accrued expenses	7,678,254	9,202,644
Due to related parties	1,034,279	283,023
Note payable	2,131,289	3,228,212
Current portion of long-term debt	9,515,992	3,941,782
Current portion of operating lease liabilities	2,889,874	953,817
Other current liabilities	1,141,778	1,110,000
Current liabilities related to assets held for sale	1,265,692	1,438,192
Total current liabilities	31,910,824	23,550,442

Long-term liabilities:
Operating lease liabilities, net of current portion	24,770,618	36,642,807
Long-term debt, less current portion, net	1,091,108	5,572,427
Non-current liabilities related to assets held for sale	915,087	712,847
Total liabilities	58,687,637	66,478,523
Commitments and contingencies	-	-
Temporary equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,797,052 and 4,797,052 issued and outstanding on September 30, 2022 and December 31, 2021, respectively. Liquidation value $99,571,434 and $96,296,493 on September 30, 2022 and December 31, 2021, respectively.	21,799,188	16,857,267

Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively. Liquidation value of $329 and $329 on September 30, 2022 and December 31, 2021, respectively	329	329
Common stock, $0.001 par value 80,000,000 shares authorized, 18,613,942 and 14,914,458 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	18,612	14,915
Additional paid-in-capital	9,099,631	17,069,481
Accumulated deficit	(67,237,056)	(65,208,327)
Clearday, Inc. shareholders’ deficit	(58,118,484)	(48,123,602)
Non-controlling interest in subsidiaries	11,389,493	11,330,695
Total deficit	(46,728,991)	(36,792,907)
TOTAL LIABLITIES, TEMPORARY EQUITY AND DEFICIT	$33,757,835	$46,542,883

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2022	2021	2022	2021
REVENUES
Resident fee revenue, net	$2,946,690	$2,851,577	$9,139,921	$9,893,620
Adult day care	66,803	-	215,423
Commercial property rental revenue	43,809	-	47,728	-
	3,057,302	2,851,577	9,403,072	9,893,620
OPERATING EXPENSES
Wages & operating expenses	4,271,412	5,388,948	13,343,084	14,912,011
Selling, general and administrative expenses	1,677,816	3,540,229	4,063,619	7,986,175
Research and development	-	120,000	-	534,727
Loss on impairment	-	4,396,228	-	4,396,228
Depreciation and amortization expenses	178,654	129,074	550,913	433,198
Total operating expenses	6,127,883	13,574,479	17,957,617	28,262,339

Operating loss	(3,070,581)	(10,722,902)	(8,554,545)	(18,368,719)

Other (income) expenses
Interest and other expense	1,030,979	30,951	1,927,622	304,350
Gain on sale of investments	-	(121,080)	-	(1,172,151)
PPP loan forgiveness	-	-	(992,316)	-
Unrealized gain/(loss) on equity investments	-	(220,000)	-	(744,000)
Extinguishment of debt	(1,642,476)	-	(1,642,476)	-
Other (income)/expenses	(1,782,887)	(451,184)	(2,205,787)	(589,293)
Total other (income)/expenses	(2,394,384)	(761,313)	(2,912,957)	(2,201,094)

Net loss from continuing operations	(676,197)	(9,961,589)	(5,641,588)	(16,167,625)
Income (loss) from discontinued operations, net of tax	582,503	(501,832)	411,523	130,411
Net loss	(93,694)	(10,463,421)	(5,230,065)	(16,037,214)
Net income (loss) attributable to non-controlling interest	(132,482)	283,974	(350,894)	885,042
Preferred stock dividend	(1,666,980)	(2,089,878)	(4,941,921)	(7,617,716)
Net loss applicable to Clearday, Inc.	$(1,893,156)	$(12,269,325)	$(10,522,880)	$(22,769,888)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(0.04)	(0.84)	(0.33)	(1.73)
Net (loss)/income from discontinued operations	0.03	(0.04)	0.02	0.01
Net loss	(0.01)	(0.88)	(0.31)	(1.72)
Weighted average common shares basic and diluted outstanding	18,168,228	13,819,548	16,993,322	13,242,887

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2020	4,606,853	$10,969,078	328,925	$329	13,048,942	$13,049	$17,913,640	$(45,522,907)	$(27,595,891)	$7,799,668	$(19,796,223)
Stock compensation for services	-	-	-	-	135,923	136	1,914,912	-	1,915,048	10,765	1,925,813
Issuance of common stock in connection with reverse merger	-	-	-	-	1,276,042	1,276	2,320,235	-	2,321,511.00	-	2,321,511
Issuance of Series I convertible preferred stock in subsidiary	-	-	-	-	-	-	-	-	-	897,000	897,000
PIK dividend on convertible preferred stock F	190,199	4,163,524	-	-	453,551.00	453	3,808,414	(7,972,394)	(4,163,527)	-	(4,163,527)
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	2,444,517	2,444,517
Series I adjustment	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(15,152,172)	(15,152,172)	(885,042)	(16,037,214)
Balance at September 30, 2021	4,797,052	15,132,602	328,925	329	14,914,458	14,914	25,957,200	(68,647,473)	(42,675,030)	10,266,908	(32,408,123)

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	$(36,792,907)
PIK dividends accruals on convertible preferred stock F		4,941,921					(4,941,921)		(4,941,921)		(4,941,921)
Series F incentive common stock					2,861,334	2,859	(2,853)	(669,904)	(669,898)		(669,898)
Accrued of series I convertible preferred stock in subsidiary									-	136,564	136,564
Series I adjustment										273,128	273,128
stock compensation for services					280,000	280	398,920		399,200		399,200
Shares issued for Loan					558,150	558	447,243		447,801		447,801.00
Dissolution of Longhorn Hospitality							(3,871,239)	3,871,239	0
Net loss								(5,230,064)	(5,230,064)	(350,894)	(5,580,958)
Balance at September 30, 2022	4,797,052	21,799,188	328,925	329	18,613,942	18,612	9,099,631	(67,237,056)	(58,118,484)	11,389,493	(46,728,991)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit

Three Months Ended September 30, 2022 and 2021

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at June 30, 2021	4,745,049	13,732,997	328,925	329	13,514,408	13,514	21,952,883	(56,023,470)	(34,056,744)	9,108,766	(24,947,978)
Stock compensation for services	-	-	-	-	-	-	639,258	-	639,258	10,765	650,023
Issuance of common stock in connection with reverse merger	-	-	-	-	1,276,042	1,276	2,320,235	-	2,321,511	-	2,321,511
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	1,431,351	1,431,351
PIK dividend on convertible preferred stock F	52,004	1,339,605	-	-	124,008	124	1,044,824	(2,444,556)	(1,399,608)	-	(1,399,608)
Series I adjustment	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(10,179,447)	(10,179,447)	(283,974)	(10,463,421)
Balance at September 30, 2021	4,797,052	15,132,602	328,925	329	14,914,458	14,914	25,957,200	(68,647,473)	(42,675,030)	10,266,908	(32,408,123)

	Temporary Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Shareholder	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at June 30, 2022	4,797,052	20,132,208	328,925	329	17,775,792	17,774	9,920,448	(67,143,363)	(57,204,812)	11,385,411	(45,819,401)
PIK dividend accrual on convertible preferred stock F		1,666,980					(1,666,980)	-	(1,666,980)		(1,666,980)
Series F incentive common stock					-	-	-		-		-
Accrued of series I convertible preferred stock in subsidiary									-	136,564	136,564
Stock compensation for services					280,000	280	398,920		399,200		399,200
Shares issued for loan					558,150	558	447,243		447,801	-	447,801
Net loss								(93,693)	(93,693)	(132,482)	(226,175)
Balance at September 30, 2022	4,797,052	21,799,188	328,925	329	18,613,942	18,612	9,099,631	(67,237,056)	(58,118,484)	11,389,493	(46,728,991)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	Sept 30,	Sept 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,230,065)	(16,037,214)
Income from discontinued operations, net of tax	411,523	(130,411)
Loss from continuing operations, net of tax	(5,641,588)	(16,167,625)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization expense	550,913	433,198
Impairment of assets	-	4,396,228
Allowance for doubtful accounts	-	103,449
Amortization of debt issuance costs	966,052	253,398
Gain on PPP loan forgiveness	(992,316)	-
Extinguishment of debt	(1,642,476)	-
Stock based Compensation	846,974	1,925,813
Non-cash lease expenses	-	1,363,647
Gain on sale of investment	-	(1,172,151)
Unrealized gain/loss on Securities	-	(744,000)
Changes in operating assets and liabilities
Accounts receivable	(24,054)	56,442
Prepaid expenses	2,666,713	(114,252)
Other current assets	-	-
Accounts payable	1,420,895	(1,307,632)
Accrued expenses	(1,524,391)	2,473,258
Accrued interest	-	43,416
Deferred revenue	-	(352,929)
Other non-current asset	680,335	(236,492)
Other non-current liabilities	552,845	-
Other current liabilities	259,929	(511,555)
Change in operating lease liability	(383,689)	(583,958)
Net cash used in activities of continuing operations	(2,263,858)	(10,141,745)
Net cash provided by (used in) operating activities of discontinued operations	-	776,102
Net cash used in operating activities	(2,263,858)	(9,365,643)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(28,310)	-
Cash acquired from merger transaction	-	259,005
Payment for capitalized software costs and patent	-	(1,600,000)
Proceeds from sale of an investment	-	1,456,126
Payment for acquisitions	-	(100,000)

Acquisitions	-	-
Debt to Equity Conversion of Series A Preferred Stock
Net cash used in investing activities of continuing operations	(28,310)	15,131
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by investing activities	(28,310)	15,131
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term & short-term debt	(2,551,046)	(5,319,881)
Extinguish of debt		-
Borrowings on long-term & short-term debt	3,878,139	11,502,256
Proceeds of sale of preferred stock	-	3,341,517
Net cash provided by continuing operations	1,327,093	9,523,892
Net cash used in financing activities of discontinued operations	-	(478,868)
Net cash used in financing activities	1,327,093	9,045,024
Change in cash and restricted cash from continuing operations	(965,075)	(602,722)
Change in cash and restricted cash from discontinued operations	-	297,234
Cash and restricted cash at beginning of the year	975,075	870,066
Cash and restricted cash at end of year	10,000	564,578
Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	-	369,866
Restricted cash	10,000	194,712
	10,000	564,578
Beginning of period
Cash and cash equivalents	965,075	780,262
Restricted cash	10,000	89,804
	975,075	870,066
Supplemental cash flow information:
Non-cash financing activities
Net assets acquired in Merger	-	64,041
Primrose acquisitions deferred payment	-	200,000
Merger consideration	-	3,381,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization, Description of Organization, Basis of Presentation, Summary of Significant Accounting Policies, Liquidity and Going Concern

Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc., was established in 1987 and closed a merger (the “AIU Merger”) with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. This merger was described in our registration statement (“Merger Registration Statement”) on Form S-4, as amended and supplemented (Registration No. 333-256138). Prior to the closing of the AIU Merger, the Company was a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. As described in the Merger Registration Statement, after the AIU Merger, the Company continued the businesses of AIU and continued the businesses of the Company related to its Sapphire Cryocooler and its related patents and intellectual property. AIU was incorporated on December 20, 2017 and began its business on December 31, 2018 when it acquired the businesses of five (5) memory care residential facilities and other businesses (the “2018 Acquisition”). The memory care business is conducted through the Company’s Memory Care America LLC subsidiary (“MCA”), which has been in the residential care business since November 2010 and has been managed by the Company’s executives for approximately 6 years. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the older American market.

All of the Company’s assets that were acquired in the 2018 Acquisition and are not related to the memory care facilities or the non-acute care and wellness industry were designated as non-core businesses and held for disposition. Accordingly, such assets and liabilities are classified as held for sale in the unaudited condensed consolidated balances sheets as of September 30, 2022, and December 31, 2021. Additionally, the results of operations for these non-core businesses are classified as income from discontinued operations within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and used in 2021.

Liquidity and Going Concern

The Company has incurred significant cumulative consolidated operating losses and negative cash flows. As of September 30, 2022, the Company has an accumulated deficit of a net loss from continuing operations of $5,641,588 offset by income from discontinued operations of $411,523 for the nine months ended September 30, 2022. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources, including the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. In 2019, AIU Alternative Care, Inc., a Delaware corporation (“AIU Alt Care”), and Clearday Alternative Care Oz Fund, L.P, a Delaware limited partnership (“Clearday OZ Fund”), were formed by AIU. The Company owns all of the voting interests of AIU Alt Care and AIU Alt Care is the sole general partner of Clearday OZ Fund, and less than 1% of the preferred economic interests in such companies.

In November, 2019, AIU Alt Care filed a certificate of designation that authorized preferred stock designated as the Series I, 10.25% cumulative convertible preferred stock, par value $0.01 per share (the “ AIU Alt Care Preferred Stock”). The certificate of incorporation of AIU Alt Care authorizes 1,500,000, shares of preferred stock of which 700,000 is designated AIU Alt Care Preferred Stock; and 1,500,000 of common stock. Each share of The Alt Care Preferred Stock has a stated value equal to the $10.00 Alt Care Preferred Stock original issue price.

In October, 2019, AIU Alt Care formed AIU Impact Management, LLC and Clearday OZ Fund was formed. AIU Impact Management, LLC manages Clearday OZ Fund as its general partner, owns 1% of Clearday OZ Fund and allocates 99% of income gains and losses accordingly to the limited partners.

The exchange rate for each of the AIU Alt Care Preferred Stock and the limited partnership units in Clearday OZ Fund are equal to (i) the aggregate investment amount for such security plus accrued and unpaid dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the common stock of Clearday preceding the conversion date. Prior to the AIU Merger, this exchange rate was 1 share for every $10.00 of aggregate amount of the investment plus such accrued and unpaid dividends.

The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required GAAP in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2022, along with its results of operations for the three and nine months period ended September 30, 2022 and 2021 and cash flows for the three and nine month periods ended September 30, 2022 and 2021. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for the three and nine month periods ended September 30, 2022 and 2021, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2022.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2022 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of the Company, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, as well as the audited consolidated financial statements of Clearday that are included in our Annual Report on Form 10-K, as amended and supplemented.

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

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments are limited to cash, accounts receivable, accounts payable, operating leases and mortgage notes payable. The fair value of these financial instruments was not materially different from their carrying values on September 30, 2022.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of nine months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of September 30, 2022 and December 31, 2021 includes cash that the Company deposited as security for obligations arising from property taxes, property insurance and replacement reserve the Company is required to establish escrows as required by its mortgages and certain resident security deposits.

Investments

The Company follows Accounting Standard Update 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The Company has no investment in securities as of September 30, 2022 and December 31, 2021.

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

Software Capitalization

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized. At September 30. 2022 and December 31, 2021, $3,223,525 and $1,783,525, respectively were the balances that will be amortized based on the useful life. These costs are included in the furniture fixture and equipment line on Note 3.

Risks and Uncertainties

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, and trade receivables. At certain times throughout the year, the Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. The Company performs ongoing credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography, of the customer base.

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

The Company is also considering other applicable federal and state programs, including the Families First Coronavirus Response Act, which is a federal law meant to respond to the economic impacts of the ongoing COVID-19 pandemic that provides certain credits to employers, and the Work Opportunity Tax Credit “WOTC”, which is a federal tax credit available to employers who invest in American job seekers who have consistently faced barriers to employment. Employers may meet their business needs and claim a tax credit if they hire an individual who is in a WOTC targeted group.

Earnings Per Share

Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, “Earnings Per Share”. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

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

The allowance for doubtful accounts reflects estimates that the Company periodically reviews and revises based on new information, to which revisions may be material. The Company’s allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision for Doubtful Accounts	Write-Offs	Balance at End of Period
December 31, 2021	$68,911	$108,360	$(177,277)	$-
September 30, 2022	-	$-	$-	$-

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

Legal Proceedings and Claims

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of the Company’s business, some of which may involve material amounts. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. The Company accounts for claims and litigation losses in accordance with FASB, Accounting Standards Codification™, or ASC, Topic 450, “Contingencies.” Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Lease Accounting

The Company follows FASB ASC Topic 842, “Leases”, or ASC Topic 842, utilizing the modified retrospective transition method with no adjustments to comparative periods presented. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.

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

The Company’s lease agreements primarily consist of building leases. These leases generally contain an initial term of 15 to 17 years and may contain renewal options. If the Company’s lease agreements include renewal option periods, the Company includes such renewal options in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC Topic 842 will be greater than the non-cancelable term of the contractual arrangement.

The Company classifies its lessee arrangements at inception as either operating leases or financing leases. A lease is classified as a financing lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for financing lease classification is met. The Company has no financing leases as of September 30, 2022.

Right of use assets “ROU” assets associated with operating leases are included in “Operating Lease Right of Use Asset” on the Company’s unaudited condensed balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in “Current Portion of Operating Lease Liabilities” and “Operating Lease Liabilities, net of Current Portion” on the Company’s balance sheets as of September 30, 2022. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability plus or minus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.

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

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, or ASC Topic 606, using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our unaudited condensed consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires the Company to: (i) identify its contracts with customers, (ii) identify its performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to its performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

Core Business – Continuing Operations

Resident Care Contracts. Resident fees at the Company’s senior living communities and adult daycare may consist of regular monthly charges for basic housing and support services and fees for additional requested services and ancillary services. Fees are specified in the Company’s agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed the first of the month. Funds received from resident in advance of services are not material to the Company’s unaudited condensed consolidated financial statements.

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

PPP Loans

The Company recognizes PPP loans under the Small Business Administration as debt instruments in accordance with ASC 470, “Debt.” When the loan proceeds are received, a long-term liability account (i.e., “PPP Loan Liability”) is set up. The presentation of the loan in the balance sheet is accounted for in accordance with GAAP regarding the presentation of assets and liabilities, whereas the portion of the loan due within 12 months from year end will be considered a current liability and the remaining portion will be considered a long-term liability. Also, under this guidance, a borrower should not recognize any income from the extinguishment of its debt until the borrower has been legally released as the primary obligor under the loan. In addition, the forgiveness of PPP loans as income will be recorded as other income and not included in income from operations based on the unprecedented nature of COVID-19.

ERTC Funds

The Company was eligible to claim the employee retention tax credit (“ERTC”) for certain employees under the CARES Act. The 2021 refundable tax credit is available to employers that fully (or partially) suspend operations during any calendar quarter in 2021 due to orders from an appropriate governmental authority, which limits commerce, travel, or group meetings due to COVID-19. The credit is equal to 70% of qualified wages paid after March 12, 2020 through December 31, 2020 to qualified employees, with a maximum credit of $7,000 per employee. The credit was modified and extended for wages paid from January 1, 2021, through December 31, 2021, by the “Consolidated Appropriations Act, 2021”. Certain of these credits are obtained by refunds of employer taxes that have been paid, and other amounts were obtained by reducing the amount of withholdings remitted to the Internal Revenue Service. The ERTC was terminated as of fourth quarter of 2021.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses” (Topic 326), which requires a financial asset, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the transition and effective date for nonpublic entities and clarifies that receivables arising from operating leases are not in the scope of this ASU. These ASUs are effective for reporting periods beginning after December 15, 2022. The Company is assessing the potential impact that the adoption of these ASUs will have on its unaudited condensed consolidated financial statements.

In December 2019, the FASB also issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which simplifies certain requirements under Topic 740, including eliminating the exception to intra-period tax allocation when there is a loss from continuing operations and income from other sources, such as other comprehensive income or discontinued operations. The amendments in this ASU are effective for the fiscal year beginning after December 15, 2020. The Company adopted the ASU effective January 1, 2021 and has determined that this ASU does not have a material impact on its unaudited condensed consolidated financial statements.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3.	Real Estate, Property and Equipment, Net

Property and equipment, net, consists of the following:

Memory Care Facilities and Corporate

	Estimated Useful Lives	September 30, 2022	December 31, 2021

Land		$1,255,477	$1,255,477
Building and building improvements	39 years	4,508,797	4,508,797
Furniture, fixtures, and equipment	3-7 years	7,395,070	5,127,466
Total		13,159,344	10,891,740
Less accumulated depreciation		(4,685,046)	(3,472,904)
Real estate, property and equipment, net		$8,474,298	$7,418,836

Non-core businesses classified as assets held for sale:

	Estimated Useful Lives	September 30, 2022	December 31, 2021
Land		$1,007,735	$1,688,070
Building and building improvements	39 years	466,447	466,447
Total		1,474,182	2,154,517
Less: accumulated depreciation		(68,272)	(68,272)
Real estate, property and equipment, net		$1,405,910	$2,086,245

The Company recorded depreciation expense relating to real estate, property, and equipment for the Company’s memory care facilities and corporate assets in the amount of $178,654 and $550,913 for the three and nine months ended September 30, 2022 respectively while depreciation for three and nine months ended September 30, 2021 was $129,074 and $433,198, respectively.

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

The Company leased the memory care Simpsonville Facility from MC-Simpsonville, SC-1-UT, LLC (the “Simpsonville Landlord”) under a 15-year non-cancelable lease agreement. Beginning January 2019, the Company ceased paying the Simpsonville Landlord rent. The Landlord had filed two lawsuits against the guarantors of the lease including a subsidiary of Clearday. During the third quarter of 2022, the Company and the Simpsonville Landlord terminated this lease and agreed to settle one of two actions for these litigations. See Note 7 – Commitments and Contingencies for additional information. The ROU liability was removed from the balance sheet since the lease was terminated on August 5, 2022.

All leases are classified as operating leases. The Company does not have any leases within its non-core business. Therefore, no right-of-use assets or lease liabilities were recorded within non-current assets held for sale or lease liability on the unaudited condensed consolidated balance sheet following the adoption of ASC 842. Weighted-average remaining lease terms and discount rate as of September 30, 2022, are 13.0 years and 8.25%, respectively.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Lease Costs

For the three and nine months ended September 30, 2022 and 2021, the lease costs recorded in the wages and operating expenses of the unaudited condensed consolidated statement of operations are as follows:

	For the Three Months Ended September 30,
	2022	2021
Lease costs:
Operating lease costs	$985,103	$1,243,519
Short-term lease costs	5,503	7,829
Total lease costs	$990,606	$1,251,348

	For the Nine Months Ended September 30,
	2022	2021
Lease costs:
Operating lease costs	$3,278,856	$3,730,559
Short-term lease costs	24,957	$33,751
Total lease costs	$3,303,813	$3,764,310

Operating Lease Payments

The following table summarizes the maturity of the Company’s operating lease liabilities as of September 30, 2022:

Year Ending	Operating Leases
2022 (Remaining of 2022)	$709,172
2023	2,907,605
2024	2,980,295
2025	3,054,802
2026	3,131,172
2027	3,209,452
Thereafter	32,746,806
Total minimum lease payments	$48,739,306
Less: amounts representing interest	21,078,812
Present value of future minimum lease payments	27,660,494
Less: current portion	2,889,874
Non-current lease liabilities	$24,770,618

5.	Discontinued Operations

The Company held two hotel properties during 2021, each of which were classified as non-core assets and were sold or disposed of during 2021.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the quarter ended September 30, 2022, the Company sold one non-core asset

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

The following statements are the unaudited condensed consolidated balance sheets and income statements for the Company’s discontinued operations:

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Restricted cash	-	-
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	-	-

Investments in non-consolidated entities	-	-
Note receivables	-	-
Real estate, property and equipment, net	1,405,910	2,086,245
Total long-term assets held for sale	1,405,910	2,086,245
TOTAL ASSETS	$1,405,910	$2,086,245
LIABILITIES
Current liabilities:
Accounts payable	-	-
Accrued expenses	460,691	438,192
Accrued interest	-	-
Current portion of long-term debt	805,000	1,000,000
Total current liabilities	1,265,691	1,438,192

Long-term liabilities:
Note payable	696,470	487,678
Long-term debt, less current portion	218,617	225,169
Total long-term liabilities held for sale	915,087	712,847
TOTAL LIABILITIES	$2,180,778	$2,151,039

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2022	2021
REVENUES
Commercial property rental revenue	$64,479	$63,853
Total revenues, net	64,479	63,853

Costs and expenses
Operating expenses	46,323	93,689
General and administrative expenses	66,717	751,105
Total operating expenses	113,041	844,794

Loss from operations	(48,561)	(780,941)

Other/(income) expenses
Interest expense	151,235	190,010
Gain on disposal of assets		15,000
Equity income from investees, net of applicable taxes		-
Impairment expense (recovery)		(811,061)
Other (income) expenses	(611,319)	(305,301)
Total (income)/expense	(460,085)	(911,352)

Net loss (income)	$(411,523)	$130,411

6.	Indebtedness

As of September 30, 2022 and December 31, 2021, the current portion of long-term debt within the Company’s unaudited condensed financial statements for our core MCA and Corporate facilities is $9,515,992 and $3,941,782 respectively.

As of September 30, 2022 and December 31, 2021 the long term debt less the current portion of the company debt is $1,091,108 and $5,572,427. This debt is expected to be repaid primarily with the proceeds from the sales of these assets. See Note 2 – Summary of Significant Accounting Policies    for more information about the Company’s assets held for sale.

Interest and Future Maturities

The Company has recorded interest expense in the accompanying unaudited condensed consolidated financial statements of $1,030,979 and $1,927,622 for the three and nine months ended September 30, 2022 respectively compared to $30,951 and $304,350 respectively for the three and nine months ended September 30,2021. The Company had $582,503 and $411,523 income respectively, for discontinued operations respectively for the three and nine months ended September 30, 2022 and $501,832 loss and $130,411 income for discontinued operations for the same periods in 2021.

The change in the interest expense reflects primarily the impact of the merchant cash loans we have taken out which carry a higher interest rate.

As of September 30,	Continuing Core		Discontinued Non-Core	Total
2022	$3,873,324	$		$3,873,324
2023	7,773,957		1,080,000	8,853,957
2024	-		-	-
2025	596,208		421,470	1,017,678
Thereafter	494,900		218,617	713,517
Total obligations	$12,738,389		$1,720,087	$14,458,476

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the maturity of the Company’s long-term debt and notes payable as of September 30, 2021:

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Memory Care (Core) Facilities:
Naples Equity Loan	May 2023	9.95%	$4,550,000	$4,550,000
Libertas Financing Agreement	May 2022	0.00%	-	283,685
New Braunfels Samson Funding 1	April 2022	0.00%	-	80,467
New Braunfels Samson Group 2	April 2022	0.00%	-	80,467
Naples Operating LG Funding	April 2022	0.00%	-	92,519
Naples LLC CFG Merchant Solutions	September 2022	0.00%	-	134,239
MCA Invesque Loan	January 2024	8.50%	-	57,452
New Braunfels Business Loan	March 2022	6.25%	-	64,072
Gearhart Loan	December 2022	7.00%	193,578	213,578
SBA PPP Loans	February 2023	1.00%	1,518,682	2,510,998
Buda 2K Hospitality LLC	October 2022	15.00%	-	100,000
Equity Secure Fund I, LLC	June 2022	11.50%	1,000,000	1,000,000
Bank Direct Payable	December 2022	3.13%	191,468	-
Naples Operating PIRS Capital	March 2023	0.00%	338,000	-
Little Rock Libertas	February 2023	0.00%	326,330	-
PIRS Capital Financing Agreement	March 2023	0.00%	144,659	-
Little Rock Samson Funding #3	May 2023	0.00%	-	-
Naples Samson #1	May 2023	0.00%	76,916	-
Westover Samson #1	April 2023	0.00%	-	-
Naples LG Funding #2	April 2023	0.00%	171,170	-
New Braunfels Samson #1	April 2023	0.00%	-	-
Little Rock Premium Funding	April 2023	0.00%	211,313	-
Little Rock KIT Funding	December 2022	0.00%	89,400	-
Little Rock Samson Funding #4	February 2023	0.00%	170,501	-
Naples Operating SWIFT	December 2022	0.00%	111,750
New Braunfels Samson Cloud Fund	February 2023	0.00%	308,035	-
New Braunfels Samson Group	February 2023	0.00%	375,804	-
Westover Hills One River	December 2022	0.00%	128,298	-
AIU Sixth Street	February 2023	12.0%	103,320	-
Westover Hills FOX Capitol	March 2023	0.00%	109,384	-
Westover Hills Arsenal	October 2023	0.00%	95,882	-
Westover Samson Funding	March 2023	0.00%	267,754	-
Notional amount of debt			10,482,243	9,492,477
Less: current maturities			10,482,243	4,910,863
			$-	$ 4,581,614

The indebtedness set forth above with a zero percent interest were provided by creditors under agreements (“MCA Agreements”). During the fourth quarter of 2022, the Company assessed its rights under the terms of these MCA Agreements and determined that it had rights and defenses to the continued payments to the creditors. The Company has not made payments on account of these MCA Agreements and, accordingly, these accounts are considered in default. See Note 7 – Commitments and Contingencies for additional information.

Non-core businesses classified as liabilities held for sale:

Real Estate:
Artesia Note (6)	June 2033	Variable	$218,617	$225,436
Tamir Note	March 2022	12.00%	-	300,000
Leander Note	April 2022	%	-	700,000
Carpenter Enterprises			275,000	-
Leander Stearns National Association	February 2023	10.38%	805,000	-
Notional amount of debt			1,298,617	1,225,436
Less: current maturities			805,000	1,000,000
			$493,617	$225,436

Core Businesses (Continuing Operations) Notes Payable

Cibolo Creek Partners promissory note	December 2025	0.09%	$96,208	$66,208
EIDL SBA Treas 310	December 2051	3.75%	494,900	494,900
AGP	September 2023	2.00%	550,000	2,522,922
Mast Hill #1	May 2023	12.00%	600,000	-
Mast Hill #2	July 2023	12.00%	315,000	-
Five C’s Loan	December 2022	9.85%	325,000	325,000
Jefferson	May 2023	12.00%	117,600	-
GS Capital	May 2023	12.00%	89,862	-
Firstfire	May 2023	12.00%	133,627	-
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Notional amount of debt			3,222,197	3,909,030
Less: current maturities			2,131,089	3,347,922
			$1,091,108	$561,108
Other Current Liabilities
Due to Related Parties (including accrued guarantee fees)			1,034,279	283,023
			$1,034,279	$283,023

Non-Core Businesses (Discontinued Continuing Operations) Notes Payable

Cibolo Creek Partners promissory note	December 2025	0.09%	$421,470	$421,470
Notional amount of debt			421,470	421,470

Other Current Liabilities
Guarantee Fees			-	-

*	On July 7, 2022, this note was modified to reduce the principal to $550,000 and extend the maturity to September 30, 2023.

On the accompanying unaudited condensed consolidated balance sheet for core business operations includes $694,615 and $0 of unamortized debt discounts as of September 30, 2022 and 2021, respectively.

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

PPP Loans

In May 2020, the Company was granted four separate loans, which has enabled the Company to retain the Company’s employees during the period of disruption created by the Coronavirus pandemic. STI was granted one loan in March 2021. The PPP Loans, which are evidenced by Notes issued by the Company (the “Note”), mature in May 2022 and bear interest at a fixed rate of 1.0% per annum, accruing from May 2020 (“Loan Date”) and payable monthly. The Note is unsecured and guaranteed by the SBA. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the notes or related documents, reorganizations, mergers, Consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions. The PPP loans may be accelerated upon the occurrence of a default. We expect that our remaining PPP loans (including STI) will be forgiven in the upcoming months.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

AGP Promissory Note

The Company entered into an unsecured promissory note with A.G.P./Alliance Global Partners (“AGP”) which was the financial adviser to AIU in connection with the merger. The $2,419,420, principal balance amount due of this note represents the unpaid fee amount then owed to AGP for its services. Interest under this note accrues at 2% per annum. The Company was obligated to make monthly payments of $30,000 and pay 50% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions. Accrued and unpaid obligations of this note were due on September 10, 2022. On July 7, 2022, the Company and AGP modified the obligations under this note in consideration of a payment of $175,000. The modified note reduced the principal balance to $550,000, as of such date, provides for interest to continue to accrue at 2% per annum, extended the maturity from September 10, 2022 to September 30, 2023 and provides that the note represents all of the obligations of the Company to AGP. The Company may continue to prepay this note at any time without penalty or fee and will continue to pay 25% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions.

Gearhart Loan

On April 1, 2012, the Company executed a promissory note with Betty Gearhart for $200,000 (the “Gearhart Note”). Interest accrues at a fixed rate of 7.0% and is payable quarterly in January, April, July and October. In April 2015, the Company executed the First Amended and Restated Promissory Note in the principal amount of $193,578, which extended the maturity date until April 2017. The note is collateralized by the debtor granting a security interest to Betty Gearhart including all assets of MCA, LLC as well as any proceeds (including insurance proceeds) of any and all of the foregoing collateral. The maturity date of the loan was further extended in April 2017, April 2018 and April 2020. The Second Amendment to the Amended and Restated Promissory Note (the “Second Amendment”) was executed on March 5, 2020 in the principal amount of $218,578 and has a maturity date of April 1, 2021. The scheduled maturity date of this note has been further extended to December 31, 2022.

Equity Secured Fund I, LLC

On March 26, 2021, the Company executed a promissory note for $1,000,000 with Equity Secured Fund I, LLC. The loan matured on April 26, 2022 and was subject to one (1) twelve (12)-month extension option. The Company and this lender continue to extend the maturity on a month-to-month basis. The interest rate of the loan is 11.50% and is guaranteed by certain officers and is collateralized the building located at 8800 Village Drive in San Antonio, Texas. Total proceeds received by the Company was $803,963 after adjusting the interest for the period amounting to approximately $115,000, which is classified as prepaid interest in the unaudited condensed unaudited condensed consolidated balance sheet; $44,891 and $5,575 that was paid for prepaid property tax and prepaid insurance respectively (both of which) are included in “net deferred finance cost” and $31,000 in closing costs.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Firstfire

On April 5, 2022, entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) to issue an unsecured promissory note to an institutional lender. We used the proceeds of this financing to fund our operations. The Note provides for the net funding to Clearday of $150,000 after payment of specified expenses of $3,750 and provides for an original issue discount of $18,450, resulting in a principal obligation of $172,200 and a one-time interest charge of 12% on such principal amount.

The Note provides for a one-year maturity. Monthly payments on the Note of $19,286.40 will be made by Clearday with the first payment being on May 20, 2022, which payments are subject to a 10 day grace period. The Note is unsecured. The Note provides specified events of default (an “Event of Default”) including failure to timely pay the monetary obligations under the Note and such breach continues for a period of ten (10) days after written notice from the Noteholder’ a breach of covenants under the Note or the Purchase Agreement that continues for a period of twenty (20) days after written notice by the Noteholder; breach of any representation and warranty in the Note or Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQB; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday.

Jefferson Street

On May 16, 2022, we entered into a Securities Purchase Agreement (the “Jefferson Purchase Agreement”) to issue an unsecured promissory note (the “Jefferson Note”) to an institutional lender. This Jefferson Note provides for the proceeds to us of $150,000 and provides for an original issue discount of $18,000 or 12%, resulting in a principal obligation of $168,000. We paid $15,000 in placement fees in connection with the sale of the Jefferson Note. After payment of such fees and closing cost, the sale of the Jefferson Note resulted in $135,000 in net proceeds to the us. The interest on this Jefferson Note is 12% per annum or $20,160. The Jefferson Note provides for a one-year maturity. Monthly payments on the Jefferson Note of $18,816 will be made by Clearday with the first payment being on July 16, 2022, which payments are subject to a 10-day grace period, or shorter if the payment date is not a business day. The Jefferson Note is unsecured. The Jefferson Note provides specified events of default (a “Jefferson Event of Default”) including failure to timely pay the monetary obligations under the Jefferson Note and such breach continues for a period of ten (10) days after written notice from the Jefferson Noteholder’ a breach of covenants under the Jefferson Note or the Jefferson Purchase Agreement that continues for a period of twenty (20) days after written notice by the Jefferson Noteholder; breach of any representation and warranty in the Jefferson Note or Jefferson Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday. Upon any Jefferson Event of Default, the obligations under the Note will accrue interest at an annual rate of 22% and, if such Jefferson Event of Default is continuing at any time that is 180 days after the date of the Note, provide the Noteholder the right and option to convert the obligations under the Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the Jefferson Note is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock. Each of the Jefferson Note and the Jefferson Purchase Agreement has other customary covenants and provisions, including representations and warranties, payment of brokers, and indemnification, that Clearday will not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the holder of the Jefferson Note and Clearday will maintain a reserve of authorized and unissued shares of common stock sufficient for full conversion of the obligations under the Jefferson Note.

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

Mast Hill Loans

On July 5, 2022, the Company closed a loan with an institutional lender, Mast Hill Fund, L.P. (“Mast Hill”), under the terms of a Securities Purchase Agreement dated as of July 1, 2022 and issued an unsecured promissory note in the principal amount of $600,000, which included original issue discount of $60,000 (the “MH Note 1”) to Mast Hill. The MH Note 1 provided proceeds to us $540,000 before fees and expenses. We paid $54,000 in placement fees in connection with the sale of the MH Note 1 and $7,000 of expenses of Mast Hill. After payment of such fees and closing cost, the sale of the MH Note 1 resulted in $479,000 in net proceeds to the us. The MH Note 1 was issued in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(a)(2) thereof. The net proceeds were used for general working purposes.

The obligations under the MH Note 1 incur interest equal to 12% per annum, subject to increase to the lesser of 16% per annum or the maximum amount permitted by law upon an Event of Default, as defined by the MH Note 1. The MH Note 1’s maturity date is 380 days after the July 5 funding date of the MH Note 1. Interest and principal are payable from and after 90 calendar days after the funding date, subject to a five business day grace period, in equal monthly payments of $60,000 plus accrued and unpaid interest, subject to our right to extend any or each of the first three such payments for 30 days upon payment of a fee equal to 10% of the amount due on such payment date. We may prepay the obligations under the MH Note 1 upon notice of seven trading days without payment or penalties or fees other than a $750 administrative fee.

We paid Mast Hill a commitment fee (“Commitment Fee”) of our common stock (“Commitment Shares”). 66,000 of Commitment Shares were issued and vested on the funding date of the MH Note 1. An additional 300,000 Commitment Shares vest at a rate of 30,000 shares per month.

The MH Note 1 ranks as our senior unsecured debt. No security interests were granted to the Mast Hill. Mast Hill has certain rights that may be exercised only upon an Event of Default. These rights include the right to exercise a warrant (a “Specified Lender Warrant”) to purchase 900,000 shares of our common stock at a price per share of $0.50. This Specified Lender Warrant may be exercised only if there is an Event of Default under the MH Note 1. Accordingly, no shares of common stock may be purchased under this Specified Lender Warrant when the MH Note 1 is repaid in full, if there has not been an Event of Default. Mast Hill also has the right to convert the obligations under the MH Note 1, from and after an Event of Default under the MH Note 1, at a price per share equal to $0.50. Each of the exercise price of such Specified Lender Warrant and the conversion price of the MH Note 1 are subject to adjustment in the event we issue shares of common stock or equivalents at a price per share that is lower than the then exercise or conversion price. Mast Hill has no right to convert the MH Note 1 or exercise the Warrant unless there is an Event of Default under the MH Note 1.

We have agreed to reserve shares of our common stock for issuance to Mast Hill upon any conversion of the MH Note 1 or exercise of the related Specified Lender Warrant, which may be converted or exercised only after an Event of Default, equal to the product of number of shares that would be issued upon any such conversion or exercise multiplied by 1.25.

On September 30, 2022, the Company closed an additional loan with Mast Hill under the terms of a Securities Purchase Agreement dated as of September 28, 2022 and issued an unsecured promissory note in the principal amount of $315,000, which included original issue discount of $31,500 (the “MH Note 2”) to the Mast Hill. The MH Note 2 provided proceeds to us in the amount of $283,500 before fees and expenses. We paid $28,350 in placement fees in connection with the sale of the MH Note 2 and $7,000 of expenses of the Mast Hill. After payment of such fees and closing costs, the sale of the MH Note 2 resulted in $248,150 in net proceeds to the Company. The MH Note 2 was issued in a transaction that is exempt from the registration requirements of the Securities Act, under Section 4(a)(2) thereof. The net proceeds were used for general working purposes.

The obligations under the MH Note 2 incur interest equal to 12% per annum, subject to increase to the lesser of 16% per annum or the maximum amount permitted by law upon an Event of Default as defined by the MH Note 2. The MH Note 2’s maturity date is 380 days after the September 28 agreement date of the SPA. Interest and principal are payable from and after 90 calendar days after the funding date, subject to a five business day grace period, in equal monthly payments of $60,000 plus accrued and unpaid interest, subject to our right to extend any or each of the first three such payments for 30 days upon payment of a fee equal to 10% of the amount due on such payment date. We may prepay the obligations under the MH Note 2 upon notice of seven trading days without payment or penalties or fees other than a $750 administrative fee.

We paid the Mast Hill a commitment fee (“Commitment Fee”) of our common stock (“Commitment Shares”). 34,650 of Commitment Shares were issued and vested on the funding date of the MH Note 2. An additional 157,000 Commitment Shares vest monthly over the term of the MH Note 2.

The MH Note 2 ranks as our senior unsecured debt. No security interests were granted to the Mast Hill. Mast Hill has certain rights that may be exercised only upon an Event of Default. These rights include the right to exercise a warrant (a “Specified Lender Warrant”) to purchase 900,000 shares of our common stock at a price per share of $0.50. This Specified Lender Warrant may be exercised only if there is an Event of Default under the MH Note 2. Accordingly, no shares of common stock may be purchased under this Specified Lender Warrant when the MH Note 2 is repaid in full, if there has not been an Event of Default. Mast Hill also has the right to convert the obligations under the MH Note 2, from and after an Event of Default under the MH Note 2, at a price per share equal to $0.50. Each of the exercise price of such Specified Lender Warrant and the conversion price of such MH Note 2 are subject to adjustment in the event we issue shares of common stock or equivalents at a price per share that is lower than the then exercise or conversion price. Mast Hill has no right to convert the MH Note 2 or exercise the Warrant unless there is an Event of Default under the MH Note 2.

We have agreed to reserve shares of our common stock for issuance to Mast Hill upon any conversion of the MH Note 2 or exercise of the related Specified Lender Warrant, which may be converted or exercised only after an Event of Default, equal to the product of number of shares that would be issued upon any such conversion or exercise multiplied by 1.25.

Debt Related to Assets Held for Sale

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Artesia Note

On April 1, 2013, the Company executed a promissory note with FirstCapital Bank of Texas, N.A. for a principal amount of $314,500 (“Artesia Note”). the Company executed an amendment to the Artesia Note on July 23, 2018 (“Amended Artesia Note”). The Amended Artesia Note had a principal balance of $266,048 upon execution. The original maturity date of the note was March 1, 2018, which was extended to June 23, 2033 in the Amended Artesia Note. The note requires equal monthly principal and interest payments through maturity and has no prepayment penalties. The note has a variable interest rate equal to the greater of 6.0% or the Prime rate plus 1.0%. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. As of September 30, 2022, the interest rate for this loan is 6% (the greater of 6% or the Prime rate of 3.25% plus 1.0%).

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

Contingencies

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the Simpsonville Facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease. After non-payment, the Landlord instituted litigation that is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 in the 368th Judicial District Court of Williamson County, Texas. After the trial court issued a judgment on damages in the amount of $2,801,365 and appeals of this judgment this action was settled on August 5, 2022 as reflected by an Agreed Final Judgment for an aggregate amount of $3,012,011, including costs and expenses in favor of the plaintiff, of which $2,763,936 was settled by the release of a cash bond that Tenant previously deposited with the Court and the remaining amount of $248,075 to be paid within six months after the entry of the judgment.

The Landlord filed a second action against Trident and the other guarantors on April 9, 2021, for claims similar to the action described above including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. Trident and the other guarantors intend to respond to this action. The Company is not able to determine if it will prevail in such litigation. The Tenant entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility. On August 5, 2022, in connection with the settlement of the action described above, Tenant and Landlord terminated the lease of the Simpsonville Facility as contemplated by such agreement to transfer of certain operations, including lease obligations, which permitted the Landlord to sell the Simpsonville Facility to a third party and thereby limit our future obligations. The Company and Landlord are negotiating a settlement, including the amount and payment terms. There can be no assurance that the Company will settle this second action on terms that are acceptable or at all. A hearing has been scheduled for December 8, 2022 to consider a proposed motion lift the stay of litigation and a trial may proceed if such motion is granted by the court.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Certain subsidiaries of the Company that operated hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018 to December 31, 2020. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of September 30, 2022, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $361,552. The Company has accrued this amount in its unaudited condensed consolidated financial statements as of September 30, 2022.

In the fourth quarter of 2021, certain subsidiaries of the Company did not remit payroll taxes related to the Earned Retentions Tax Credit (“ERTC”). The ERTC program permitted an offset for such obligations and was terminated during the fourth quarter with an effective termination date of September 30, 2021. As a result, the Company has accrued $1,116,000 in such payroll taxes. These subsidiaries have applied for certain tax credits, including ERTC and Families First Coronavirus Response Act. The Company will use such credits that will be applied to reduce these payroll tax liabilities.

Certain subsidiaries of the Company that operate our residential care communities have not paid employment related taxes such as required withholdings for federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal and state unemployment tax from and after the payroll period that ended September 16, 2022. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the amount of the underpayment in its unaudited condensed consolidated financial statements as of September 30, 2022 of approximately $125,000, which amount does not include any taxes, penalties, and interest.

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,195, as summarized in Note 6 – Indebtedness. Eight of these financing parties have commenced actions alleging, among other matters, a breach of the MCA Agreement for non-payment and a breach of the guaranty by the applicable guarantors. These actions demand monetary damages that, in the aggregate, are approximately $1,531,640, plus other costs, fees and certain other amounts.

These actions are

1.	Premium Merchant Funding 18, LLC v Memory Care at Good Shepherd LLC and James Walesa (a guarantor), filed in state court in Kings County, New York on August 19, 2022;
2.	Libertas Funding LLC v. Memory Care at Good Shepherd, LLC, et. al. including James Walesa (a guarantor), filed in state court in Monroe County, New York on August 24, 2022;
3.	Cloudfund LLC v MCA New Braunfels Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Nassau County, New York on August 29, 2022;
4.	Cloudfund LLC v MCA Naples Operating Company, LLC and James Walesa (a guarantor), filed in state court in Nassau County, New York on August 30, 2022;
5.	Swift Funding Source Inc. v MCA Naples Operating Company LLC et. al. including Christin Hemmens (a guarantor), filed in state court in Ontario County, New York on August 31, 2022;
6.	Pirs Capital, LLC v MCA Westover Hills Operating Company, LLC et. al. including James Walesa (a guarantor), filed in state court in New York County, New York on September 8, 2022;
7.	Prosperum Capital Partners, LLC dba Arsenal Funding v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Kings County, New York on September 28, 2022;
8.	Fox Capital Group, Inc. v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Bexar County, Texas on October 25, 2022.

James Walesa is our Chief Executive Officer, and/or Christin Hemmens, is an officer. These actions are in the pleading or discovery stage of litigation. We cannot provide any assurance that we would prevail in any of these actions or that we would be able to settle any of these actions on favorable terms, if at all.

Indemnification Agreements

Certain lease and other obligations of the Company are guaranteed in whole or in part by James Walesa and/or BJ Parrish and others. The Company has agreed to indemnify and hold each such individual harmless for all liabilities and payments on account of any such guaranty. The lease obligations of the Company for its lease obligations for four of its five MCA facilities, including the lease of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville Facility. This is the facility that is the subject of litigation and judgement against certain of our subsidiaries. We have been fully indemnified by James Walesa for all obligations that the Company may incur with respect to an adverse judgement against the Company, including any post-judgement interest. Such indemnification by James Walesa is under an agreement dated as of July 30, 2020. Under such agreement, James Walesa receives a fee equal to 2% of the total amount payable by AIU or any of its subsidiaries which is payable in units of shares of the Alt Care Preferred Stock and Clearday Warrants at $10.00 per unit, which is the same as the cash payment for such units by third parties in the offering of such units by AIU Alt Care. In the event that Mr. Walesa is required to make any payments under this indemnification, then the Company will issue shares of Alt Care Preferred Stock and Clearday Warrants, at $10.00 per unit, for the amount of such payment.

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

Dilution shares calculation	For the Nine Months Ended September 30,
	2022	2021
Series A Convertible Preferred Stock	328,925	328,925
Series F 6.75% Convertible Preferred Stock	4,797,052	4,745,049
Series I 10.25% Convertible Preferred Stock	320,657	-
Limited Partnership Units	99,038	99,038
Warrants	4,036,320	1,107,896
Stock Options
Total participating securities	9,581,992	6,280,908

9.	Related Party Transactions

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

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) have from time to time made loans to us under revolving credit notes that bear interest at the then applicable federal rate and are payable on demand or other date that was specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of September 30, 2022, Cibolo Creek and Round Rock were owed $421,470 and $500,000 respectively by the Company.

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

Other Transactions

On February 18, 2022, MCA Naples, LLC (‘Seller’) executed a purchase agreement with Richard Morris, an executive vice president of the Company, and Arlene Berliner, JTWROS (the “Purchaser”) to sell undivided interests in the land and improvements (the “Naples Property”) that are used for its Memory Care of Naples care facility that is in Naples, Florida (the “Naples Facility”) for aggregate cash amount of $100,000. At the closing of this Purchase Agreement, the purchaser of this undivided interest in the Naples Property will hold an undivided interest in the Naples Property as tenants in common and will be party to a Tenant in Common Agreement (“TIC Agreement”). This individual has also made certain loans to the Company and has purchased 20 Mitra Mini robots and rents them to us for a monthly fee that has been deferred, and has granted us the right to purchase these robots.

Related parties of the Company, including our Chief Executive Officer, have from time to time made as unsecured non-interest bearing advances that are due upon demand. As of September 30, 2022, the balance of such advances from officers were an aggregate amount of approximately $1,034,000 due to our Chief Executive Officer and his related party.

10.	Deficit

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

Preferred Stock

Prior to the AIU Merger, AIU had Series A 6.75% cumulative convertible preferred stock, $0.01 par value, 4,797,052 shares of such securities were issued and outstanding as of December 31, 2021. Each share of Series A preferred stock has a stated value equal to the Series A original issue price. The conversion rate to the number of shares of AIU common stock is equal to 1 share for each share of Series A preferred stock. In connection with the securities, they were either converted into AIU common stock and then exchanged for the Company Common Stock or exchanged for shares of the Company’s Series F 6.75% cumulative convertible preferred stock, $0.001 par value. The Company has 5,000,000 shares authorized with 4,797,052 and 4,797,052 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 11 - Preferred Stock – Temporary, for accounting treatment of the Series F Preferred Stock.

The Series A Preferred Stock of the Company that was issued and outstanding prior to the merger remains issued and outstanding. Such preferred stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of September 30, 2022 and December 31, 2021. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Dividends and Distributions

For the three and nine months ended September 30, 2022, the Company recognized dividends for the 6.75% Series F preferred stock in the amount of $1,666,980 and $4,941,921, respectively.

Warrants

The Company has two separate types of warrants that are outstanding: (1) the warrants that were granted and outstanding by STI prior to the effective date of the merger and (2) the warrants assumed by the Company that were granted by AIU prior to the effective date of the merger.

STI Warrants Prior to the AIU Merger Effective Date.

The following is a summary of such outstanding warrants at September 30, 2022:

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to March 2018 financing	513	513	$340.73	March 6, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024
Warrants issued by AIU that after the merger (described below)	3,281,508	3,281,508	$5.00	November 15, 2029
Warrants issued by AIU for a consultant	500,000	500,000	$11.00	August 10, 2026

In addition, the Company issued warrants (“Specified Lender Warrants”) to Mast Hill to purchase 1,372,500 shares of our common stock at the exercise price equal to $0.50 per share, subject to adjustment on a “full ratchet” basis for any issuance of our common stock at a price per share that is less than the then exercise price. However, the Specified Lender Warrants were issued, effectively, as an additional remedy for the benefit of Mast Hill upon an event of default under the MH Note 1 and MH Note 2 described in Note 6. Indebtedness. None of the Specified Lender Warrants may be exercised until there is an event of default under such promissory notes issued to Mast Hill. The Specified Lender Warrants have and exercise period of 5 years after the date of any such event of default.

Warrants that were issued by AIU have been assumed by Clearday in the merger.

As of September 30, 2022, there are 1,376,118 warrants that were issued by AIU to investors in the Alt Care Preferred and units of limited partnership interests in Clearday OZ Fund. As of the effective date of the merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. Each warrant may be exercised for cash at an exercise price equal to $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Clearday, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Prior to the closing of the merger, AIU issued to a consultant that is subject to a development agreement a warrant representing 500,000 shares of the Company’s Common Stock as of the effective date of the merger at an exercise price of $11.00 per share, which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See note 6 about Mast Hill LP for contingent warrants issued.

Stock Options

As of September 30, 2022, there are no outstanding options under the Stock Option Plan.

Restricted Stock

For the nine months ended September 30, 2022, 280,000 shares of restricted common stock were issued to two professional service firms for investor relations work.

Equity of Subsidiary

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the Months ended September 30, 2022 and 2021, $0 and $257,000 was invested in AIU Alt Care, respectively in exchange for 0 and 25,700 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund, which is managed by AIU Impact Management, LLC, as the general partner. For the Months ended September 30, 2022 and 2021, $0 and $413,062 was invested in Clearday Oz Fund, respectively, respectively.

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

Non-Controlling Interest Loss Allocation

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. Based on 99% ownership interest, AIU Alt Care and Clearday OZ fund incurred a loss attributable to the NCI in the amount of $132,482 and $350,894, respectively in 2022 and incurred gains of $283,974 and $885,042, respectively, for 2021.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI)

For the nine months ended September 30, 2022, AIU Alt Care closed subscriptions and issued and sold 0 shares of Series I Cumulative Convertible Preferred Stock (the “Alt Care Preferred Stock”), par value $0.01 per share, and 0 units of limited partnership interests in Clearday OZ Fund. However, the dividends on the series I shares for the quarter ended September 30, 2022 totaled $409,692.

The terms and conditions of the Alt Care Preferred Stock and the limited partnership interests in the Clearday OZ Fund allow the investors in such interests to exchange such securities into the Company’s common stock at the then Company common stock price. For the nine months ended September 30, 2022, AIU Alt Care and Clearday OZ fund has issued 0 and 0 warrants, respectively.

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

11.	Preferred Stock – Temporary equity

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,797,052 shares outstanding as of September 30,2022. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of the then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of September 30,2022. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

12.	Income Taxes

The Company did not recognize a benefit or provision for income taxes for the nine months ended September 30, 2022 and September 30, 2021.

The Company evaluates its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax asset would not be realized. The Company has assessed its position and decided that a valuation allowance as of September 30, 2022 and September 30, 2021 is not necessary at this time.

	For the Nine Months Ended September 30,
	2022	2021
Current tax provision (benefit):
Federal	$-	$-
State	-	-
Total current tax benefit	-	-
Less Valuation Allowance	-)	-
Total	0	0

13.	Subsequent Events

We evaluated subsequent events and transactions occurring after September 30, 2022 through the date of this Report.

Issuance of Shares.

We issued 54,345 shares of common stock for compensation for financial services performed.

Real Estate Loan

We received a payment from a private investor of $500,000 as an assignment of net proceeds under an agreement for the sale of property located in Leander, Texas, which much be repaid with additional amounts on or prior to October 15, 2023. Such additional amount is computed at prime rate plus 11% until April 15, 2023 and the prime rate plus 14% until October 15, 2023. Quarterly amounts of the prime rate will be paid or until the Leander property is sold and the additional amount will be accrued until and paid on such property sale date. We may prepay and terminate this agreement upon payment in full of all accrued and unpaid amounts. The foregoing descriptions of our obligations under this agreement for an assignment of net proceeds are not complete and are qualified in their entirety by reference to the full text of each such document, which is filed as Exhibit 10.1 to this Report and are incorporated herein by reference.

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

General Industry Trends.

The Company’s strategy is to provide innovative non-acute care and wellness solutions that disrupt the traditional senior care model primarily virtually through digital channels with its Clearday at Home service, that it developed during 2020 and launched in the first quarter of 2021 through consumer and business to business (B2B) sales channels, and through its facilities. The Company owns and operates four residential memory care facilities and an adult day care center that are located in three U.S. states, under the Company’s subsidiary, Memory Care America or “MCA”. The MCA facilities focus on treating residents suffering from any of the 25 forms of dementia that may be treated in a residential care facility, Alzheimer’s being the most common. The Company uses its knowledge and its experience in treating dementia and other cognitive disorders to develop technology-enabled businesses, aligned to next-generation non-acute care and wellness services and products, including adult day care and home care products and services.

During the nine months ended September 30, 2022, we continued developing the next generation of tech-enabled non-acute care and wellness solutions, including the deployment and development of robots through its previously announced joint venture. As of the date of this Report, we offer robotic services that focus on engagement and assist staff or caregivers. The robotic services provide enhanced care to residents through a range of engagement focused applications, including our proprietary streaming services, games, music and other digital services. The robotic services also include safety services such as fall detection, assisting in rounding and alerts to staff. We have begun marketing the robots to third parties for use in their residential care facilities and to others for home care applications to diversify and expand our revenue streams. One market for use of our robotic services is skilled nursing care facilities, which may have access to a variety of funding sources, including government reimbursement programs, so for the purchase or rental of our Mitra Robot and related services. We believe that robotic services enable care to move from the traditional 1:1 ratio (a caregiver providing services to one person at a time) to a 1:many ratio (a caregiver providing services to more than one person at a time, while continuing to provide excellent care). We are also continuing improvements to our residential care facilities with our Clearday Stay rooms that provide premium furnishings and services. We believe that market for robotic services should continue to expand as industry participants continue to use and leverage technology for long term care and governments continue to evaluate the funding of innovative technologies, such as the legislation recently introduced in the U.S. Congress, the Innovative Cognitive Care for Veterans Act of 2022, that would provide funding to the Veterans Administration for a pilot program to use innovative care. We are also supporting our marketing of robotic services by adding sales focused executives. Additionally, we expect to work with a leading public university academic health center to study the benefits of our robotic services with patients at home challenged by geriatric syndrome, a term that is often used to refer to common health conditions in older adults that do not fit into distinct organ-based disease categories and often have multifactorial causes, including conditions such as cognitive impairment, delirium, incontinence, malnutrition, falls, gait disorders, pressure ulcers, sleep disorders, sensory deficits, fatigue, and dizziness. We are currently negotiating the terms of a memorandum of understanding with this academic health center in which they would purchase Mitra robots for a peer review study and expect to finalize this agreement during the fourth quarter. Although the primary investigator of this study supports the purchase and use of the Mitra robots, there can be no assurance that we will be able to enter into this memorandum of understanding on acceptable terms or at all.

Clearday has two business segments:

●	Non-Acute Care and Wellness, is Clearday’s operating business including:

-	Clearday’s innovative non-acute care and wellness services and products, including a virtual service delivered through digital channels;
-	Clearday’s existing MCA communities, including adult day care;
-	Further development and commercial sales of robotic technologies;
-	Commercialization of its advanced air quality products; and
-	All of Clearday’s general and administrative and research and development functions.

●	Non-Core Assets and Related Businesses, which includes all of the assets that are held for disposition.

All net proceeds from dispositions of the non-core assets and related businesses since the 2018 Acquisition have been used by Clearday for its working capital and to fund the development of its innovative non-acute care and wellness businesses.

All of the Company’s long-lived assets are located in the United States and, during the nine months ended September 30, 2022 and 2021, respectively, all of the Company’s revenue was derived from within the United States.

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

These SG&A Expenses during the nine months ended September 30, 2022 include:

(1) Development capitalized costs and expenses for the innovative services, including Clearday at Home, which primarily consisted of payments to a third-party consulting firm to develop the Clearday at Home and Clearday Club business models, strategies, branding and marketing, and to a lesser extent, the employment costs of the Company personnel dedicated to such development activities. For the nine months ended September 30, 2022 and 2021, these amounts were approximately $1.2 million and $1.55 million (including costs related to research and development of products and services), respectively. The decrease is primarily because of we completed a material amount of development related to our robotic service and our digital platform used for Clearday at Home and related digital services during this period and we capitalized a certain amount of payments during this period. We may incur other development expenses through our Clearday Labs for the development of other products and services to the extent that such amounts are not funded by others through our strategic alliances.

(2) Accounting and finance expenses related to the AIU Merger, which primarily consisted of accounting and consulting fees incurred to improve the accounting and finance department, the additional consulting fees regarding the audit and preparation of our financial statements. For the nine months ended September 30, 2022 and 2021, these costs were approximately $381,786 and $963,641 respectively. While some of these expenses will continue, such as audit fees, we have reduced our reliance on third party accounting consultants as we have increased the number and skill set of our accounting and financial staff. These costs included approximately $542,000 of costs and expenses paid to third party accounting consultants during the three and nine months of 2021 reduced to approximately $90,000 during the three and nine months ended of 2022 or a decrease of $452,000 because we significantly reduced our use of such consultants beginning December 2021, which amount was, offset in part by our increase in the compensation expense for our financial accounting staff.

(3) Equity based compensation, which primarily consisted of restricted stock grants and warrants to the Company’s executives and third-party consultants. For the nine months ended September 30, 2022 and 2021, these amounts were $0 and $689,912, respectively.

Our operating expenses for our Facilities are primarily related to providing care to our residents and customers, including:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key statistical data for the nine months ended September 30, 2022 and 2021:

A significant amount of our expenses during the nine-month period ending September 30, 2022 are allocated to our Facilities. We ceased operating our Simpsonville Facility as of September 30, 2021 and acquired an adult day care center during the second quarter of 2021. The following tables present a summary of our operations for the nine months ended September 30, 2022 and 2021 (dollars in thousands, except per unit amounts) for our Facilities, other than the Simpsonville Facility, which we ceased operating as of September 30, 2021 and for comparative purposes has been excluded during both periods.

	Nine Months Ended (Facilities*)		Increase/(Decrease)
	September 30, 2022	September 30, 2021	Amount	Percent
MCA Resident Facilities	$9,139	$8,946	$193	2.16%

Operating expenses:
Wages and benefits	6,021	5,940	81	1.36%
MCA facility operating expenses	1,918	1,626	292	17.96%
Lease expenses	2,689	2,858	(169)	(5.91)%
Impairment	-	1,501	(1,501)	(100)%
Other general & administrative expenses	1,482	1,236	246	19.90%
Research & development expenses	-	-	-	-%
Depreciation and amortization	160	218	(58)	(26.61)%
Total operating expenses	12,270	13,379	266	(8.29)%

Operating loss	(3,131)	(4,433)	1,302	(29.37)%

Other (income) expenses
Interest	1,240	268	972	362.69%
Other (income) expenses	(891)	(492)	(399)	81.10%
Total other/(income) expenses	349	(224)	(573)	255.80%

Net Loss	(3,480)	(4,209)	729	(17.32)%

*	We did not operate the Simpsonville Facility from and after September 30, 2021. This table does not include the financial statistics related to such facility for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue. Revenue from our Facilities increased by approximately 2.2%, or approximately $0.19 million, primarily due to revenues from our adult day care center that we acquired in the second quarter of 2021, as well as increased revenues from our residential Facilities primarily due to a small increase in residents during these periods and increased average rates, offset in part by promotional discounts. During the first nine months of 2022, we provided promotional discounts for early payment of resident fees that were used to finance, in part, our operations and growth initiatives including our robotic services and Clearday at Home. Such amounts were approximately 1.7% or our revenues during this period. If such discounts were not provided, then our revenue from our Facilities would have increased by approximately $0.34 million or approximately 3.8%.

Wages and Benefits. Wages and benefits increased by 1.3%, or approximately $0.08 million during the first quarter of 2022 compared to 2021, primarily due to increased labor related to our adult day care center which we acquired and began to operate at the end of the second quarter of 2021, as well as increases related to our residential care Facilities, primarily due to increased staffing costs mostly related to nursing staff, and to a smaller extent increase of outside agency staff. We believe that our increase in wages and benefits reflect the conditions in the residential care sector generally, including factors such as less labor that is available due to the Great Resignation in the U.S. and other factors. We have reduced our use of outside agency staff significantly from April, 2022, primarily due to better staffing and scheduling of our care persons. Although there can be no assurance that we will continue to be able to avoid using outside agency staff, we expect to continue to be able to maintain our lower use of outside agency staff after April, 2022.

Facility Operating Expense. Facility operating expenses increased by 17.96% or approximately $0.29 million, primarily due to a increases in food costs and supplies which were subject to inflationary pressures. We believe that our increase in food costs and supplies reflect the conditions in the residential care sector generally, including factors such as less inflation and supply chain disruptions. We continue to evaluate our increased costs and may seek to offset such increased costs by increasing our rates for our services to the extent that such increases are acceptable to market conditions.

Lease Expenses. Lease or rent expenses decreased by approximately 5.9%, or approximately $0.169 million primarily due to one month of rent that was over-accrued in 2021 and Simpsonville lease expense that was subsidized by under the Simpsonville Transfer Agreement.

Other General and Administrative Expense. Other general and administrative expenses increased by approximately 19.9% or $0.24 million, primarily due to other professional services expenses related to the loan broker fees and travel costs and accounting services at the facilities offset in part by lower insurance cost.

Depreciation and Amortization. Depreciation and amortization decreased by approximately 27% or approximately $0.058 million primarily due to lower remaining net capitalized asset balances for leasehold improvements being subject to depreciation during this period.

Interest Expense. Interest expense increased by 362.69%, or approximately $0.97 million primarily due to higher interest expenses due to our financing of operating and other expenses through merchant cash loan facilities, offset in part by the repayment of other financings. We incurred these high interest rate financings in large part because we were not able to access the equity capital markets and in advance of our expected cash payments under the ERTC and the Families First Coronavirus Response Act (the “FFCRA”), as amended by the COVID-related Tax Relief Act of 2020, as well as expected lower compensation expenses by our ability to use federal tax credits available under the federal Work Opportunity Tax Credit (WOTC). We used the additional financing to fund operations as well as developing innovative care solutions, including our digital services and robotic services. We continue to seek equity financing with institutional parties. However, there can be no assurance that such equity capital financing facilities would be available on acceptable terms or at all.

Expenses Not Allocated to the Facilities:

Our operating and other expenses that are not allocated to our Facilities or the Simpsonville Facility, included the following:

Operating Expenses

Operating expenses increased by a net amount of approximately 2% or approximately $0.02 million, primarily because of corporate compensation expenses and to a lesser extent, advertising and marketing and property taxes. Corporate compensation expense increased by approximately 1% or approximately $0.06 million. Of this amount, (1) approximately $0.04 million was due to a reallocation of compensation attributable to persons in discontinued operations during the first nine months of 2021 to corporate services during the first nine months of 2022 these allocation make-up $0.02 million in corporate compensation during the first quarter of 2022, (2) increase of corporate staff, including business development and persons dedicated to our streaming services. We increased our accounting and financial staff to lessen our reliance on accounting consultants, which as described below, resulted in a reduction of approximately $0.32 million of such expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by a net amount of approximately 76.84% or approximately $6 million, primarily because there was $1.9 million of equity-based compensation recorded during 2021 and no equity based compensation expense during the second quarter of 2022, and a reduction of legal & accounting services of approximately $1, of which approximately $0.44 of this decrease was attributable to accounting consultants. There was also a $2.6 million transaction cost to for investment banking fees related to our merger that closed on September 9, 2021 See Note 6 for additional information.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by approximately 16.04% or $0.03.

Other (Income) Expenses

Other income Increased by a net amount of approximately $6.18 million, primarily because primarily due to gains recorded in 2021 of $2.09 million and the writing off of Simpsonville intercompany transactions of $6.11 million in September 2022.

Simpsonville Facility

We ceased operating our Simpsonville Facility as of September 30, 2021 and terminated the lease in August, 2022. During the nine months ending September 30, 2022, we recognized an aggregate net loss attributable to the Simpsonville Facility of approximately $0.65, primarily due to the continued accrual of lease expenses related to this Facility in the amount of approximately $0.63 million, offset by other income related to employee retention tax credit (“ERTC”) for certain employees under the CARES Act. As disclosed in our Current Report on Form 8-K filed on September 15, 2021, we entered into an Operations Transfer, Interim Management and Security Agreement (the “Simpsonville Transfer Agreement”) with Brookstone Terrace of Simpsonville, LLC (“Brookstone”) and, as described in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, we terminated this lease with the landlord in connection with the settlement of a litigation. Until the date of such lease termination, we continued to accrue the lease expense. The base rent attributable to this Facility was 97,490 per month, subject to a 2% increase commencing June 1, 2022, offset by a $30,000 monthly credit under the Simpsonville Transfer Agreement payable by Brookstone that began on May 1, 2022. The Simpsonville Facility operated at a loss, and we expect the lease termination will improve our future operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Concentration of Risk—Revenues

The Company’s revenue for the nine months ended 2022 and 2021 primarily consist of operations from our Facilities that are located in four states. The Company expects to continue to be dependent on revenues from the Facilities until the other planned businesses have revenues. Any failure of the Facilities to continue these businesses would significantly and adversely impact the Company. The revenues are primarily private pay and do not rely on reimbursements from Medicare or Medicaid. The Company expects that such concentration will continue until revenues are realized from its digital service Clearday at Home, its robot services and additional revenues from adult day care services.

Non-Core Assets

The Company considers all its assets that are not used in the non-acute care and wellness industry as non-core assets. The non-core assets as of September 30, 2022 are commercial real estate investments, including land investments. The Company continues to evaluate the manner to sell or otherwise monetize such assets.

Disposition Activities

During the nine months ended September 30, 2022, the Company sold one non-core asset, an unimproved land of approximately 2 acres of property located in Cibolo, Texas that was held as non-core assets for an aggregate gross amount of $980,000 that was sold on September 30, 2022. The sale of such land is part of our previously disclosed course of business to sell or otherwise monetize assets non-core assets, which are the assets (1) acquired by Clearday Operations, Inc. (formerly, Allied Integral United, Inc.), on December 31, 2018, when it began its business and that (2) are not related to our memory care facilities or our non-acute care and wellness industry.

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

Liquidity and Capital Resources

We require cash to fund our current operations and continued innovation of non-acute care and wellness services. Our strategy is to use the net proceeds from the sale of our remaining non-core assets and the capital that we raise to fund such operations and activities. The COVID-19 pandemic and other factors, including the increase of interest rates generally have delayed the non-core sale process and reduced our expected net proceeds and are expected to increase our cost of additional financings.

We do not have sufficient cash resources from the net cash flows of operations, from our current operations, to sustain our operations for the next twelve months and will rely on the continued sale of non-core assets and the sale of its securities and additional financings. We have agreed to defer the cash payment of certain amounts under the lease of our residential care facilities: we have deferred the payment of October rent to December 8, 2022; deferred the payment of November and December rent to January 9, 2023; and deferred the payment of January rent to February 7, 2023.

Additionally, we have applied for certain tax credits in the aggregate amount of approximately $315,000 and expect to apply and be eligible for an additional amount of tax credits of approximately $500,000.

We have been able to obtain additional financing of the equity of our non-core assets during the third quarter and the fourth quarter of more than $500,000. We continue to seek financing of the equity in our remaining non-core assets with institutional and private lenders. However, there can be no assurance that such financings will be available on acceptable terms or at all. We have engaged an investment banker and are negotiating with institutional investors for an equity investment in us, in an amount that we believe would enable us to fund our liabilities, including payments to our creditors. During the fourth quarter, we received and are evaluating a non-binding letter of intent for one such investment transaction. However, there can be no assurance that any such equity investment will be available on acceptable terms or at all.

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

We expect that the following factors will affect our future operating liquidity:

●	Operating revenues are expected to be affected, primarily because of

-	Our ability to increase residents through increased sales efforts, subject to regulatory requirements including those related to COVID-19 quarantine areas;
-	Increased revenues from adult daycare, including a full year of revenues from our acquired adult daycare facility and our ability to increase residential fees;
-	Our ability to increase revenues by providing certain additional products and services to residents, and clients through our Clearday Direct program, including our robotic services to facilities and the consumer or home market; and
-	Any discounts or promotions that we may provide.

●	Operating costs are expected to be affected, primarily because of:

-	Our ability to reduce the staff to resident ratios in the post-COVID-19 environment and that our Clearday Clubs require less staff to client ratio;
-	Our ability to reduce staff turnover through better training and recruitment;
-	The expiration of the Employee Retention Credit under the CARES Act, and our ability to utilize the Work Opportunity Tax Credit (WOTC)
-	Increased pressures on wages and agency fees due to industry staffing shortages;
-	Additional interest expenses related to our high interest loans that we have incurred during 2022, offset in part by expected refinancing of certain mortgages and debt and the receipt of other financings such as SBA sponsored programs and additional amounts that we expect to receive through tax credits;
-	Reduced net losses related to our Simpsonville Facility; and
-	The amount of payments to our creditors and others related to our contingencies.

●	Selling and general administrative costs will be affected and are expected to decrease, primarily because:

	-	Development costs that are recorded as operating expenses related to additional products and services developed through our Clearday Labs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MCA Initiatives

As business operations for residential care facilities began to normalize in the COVID-19 environment, we continued our evaluation of our businesses. We expect to:

●	Expand the marketing and sales of robotic services;
●	Continue our sales and marketing training to maintain and increase resident or census occupancy percentages per available room in our Facilities;
●	Increase revenues per resident through the sale of innovative products and services, including Clearday Calm Rooms and digital and robotic services, as well as other revenue opportunities;
●	Use innovative services such as digital platforms and robotic service to empower and enhance caregiver efficiency and effectiveness which are intended to reduce employee / caregiver stress and turnover.

COVID-19. The pandemic and the regulatory responses and additional initiatives have and will likely continue to have a material effect to Company’s core businesses and operations.

Funding History

Clearday historically financed its operations primarily through the sale of its equity securities in private placements and borrowings prior to the AIU Merger and through debt financings and merchant cash loan facility transactions after the AIU Merger. Clearday has incurred negative cash flows from operations.

Cash Flows

The following table ($ in 000) shows a summary of Clearday’s cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in activities of continuing operations	(2,263,858)	(2,276,797)
Net cash provided by (used in) operating activities of discontinued operations	-	155,834
Net cash used in operating activities	(2,263,858)	(2,120,963)
Net cash used in investing activities of continuing operations	(28,310)	(506,720)
Net cash used in investing activities	(28,310)	(506,720)
Net cash provided by continuing operations	1,327,093	3,053,444
Net cash used in financing activities of discontinued operations	(201,552)	(492,428)
Net cash provided by in financing activities	1,327,093	2,561,016

Operating Activities

Net cash used in operating activities was $2.2 million for nine months ended September 30, 2022, and $2.1 million for the nine months ended September 30, 2021. Net cash used in continuing operations for the nine months ended September 30, 2022 resulted from a net loss of $5.2 million adjusted for certain non-cash items including: (i) depreciation and amortization of $0.51 million, and (ii) amortization of debt cost of $0.84 million

Investing Activities

Net cash provided in investing activities was $0.33 million for the nine months ended September 30, 2022, and net cash provided of $.5 million for the nine months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2022, consisted primarily of net proceeds received from merchant cash loan facilities and the loans from institutional lenders.

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

Cash and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of nine months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of September 30, 2022 and December 31, 2021 includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2022, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below. We increased the number of our financial and accounting staff and remediated or mitigated certain internal control weaknesses such as segregation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the issuance of securities described by the Company in a Current Report on Form 8-K, the Company has issued the following shares of our common stock:

1.	On September 22, 2022, 180,000 shares to Alliance Equity Capital Group Inc. for marketing services to be provided by such person.
2.	On September 27, 2022, 100,000 shares to Dutchess Group for marketing services to be provided by such person.
3.	On October 4, 2022, 54,345 shares Dickson Co for accounting services that were provided by such person.

Each such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2) thereof, as each transaction was a privately negotiated transaction that did not involve any public offering. There was no underwriter or placement agent in any such transaction. There was no cash consideration for any such transaction. The Company received or will receive services from each such purchaser of the shares of common stock.

Item 3. Defaults Upon Senior Securities

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,195, as summarized in Part I, Item 1 Note 6 – Indebtedness. During the fourth quarter of 2022, the Company assessed its rights under the terms of these MCA Agreements and determined that it had rights and defenses to the continued payments to the creditors. The Company has not made payments on account of these MCA Agreements and, accordingly, these MCA Agreements are considered in default by the creditors. The inclusion of the disclosures in this Item 3 is not an admission that the MCA Borrowers are in default of its obligations under the MCA Agreements.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Property Sale Proceeds Advance Agreement dated as of November 21, 2022 by and among Leander Associates, Ltd. and KOBO, LP

31.1(1)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	Inline XBRL Instance Document

101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
(2)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CLEARDAY, INC.

Dated: November 21, 2022	/s/ John Bergeron
John R. Bergeron
Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

