Form 10-K
period 2022-12-31
Clearday, Inc.
filed 2023-05-25
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ or No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the common stock held by non-affiliates was approximately $12,646,000 as of June 30, 2022 (the last business day of our most recently completed second fiscal quarter). The closing price of the common stock on that date was 1.00 as reported by the OTCQX. For purposes of this determination, we excluded the shares of common stock held by each officer and director and by each person who was known to us to own 10% or more of the outstanding common stock as of June 30, 2021. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours.

We had approximately 25,131,863 shares of common stock outstanding as of the close of business on April 30, 2023.

CLEARDAY, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2022

References in this Report to “Clearday”, “Company”, “we”, “us” include Clearday, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our limited cash and a history of losses;

●	Our ability to fund our innovative care products and services, including our Longevity-tech platform and other products and services that are in development;

●	The impact of any financing activity on the level of our stock price;

●	The impact of any default by us of certain indebtedness and the exercise by the lenders of their respective remedies including the right to convert stock and exercise warrants at a price that is a discount to our trading price;

●	The additional dilutive impact of any issuances of securities to raise capital, including any capital in anticipation and in advance of the Viveon Merger;

●	The cost and uncertainty from compliance with environmental regulations and the regulations related to operating our memory care facilities and adult day care centers;

●	The effect of pandemics and other public health related issues on our businesses, including actions or additional regulations by State and Federal governments;

●	Local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	The impact of inflation to our businesses, including increases in our labor costs and other costs we pay for goods and services;

●	The impact of a shortage of workers in our industries and our ability to maintain costs while properly staffing our facilities;

●	Increases in tort and insurance liability costs;

●	Delays or nonpayment to us, including payments related to government or agency reimbursements;

●	Our ability to pay our liabilities, including tax obligations; and

●	Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening investment returns, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics.

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

Recent Events

We shifted our business strategy to move from a facility-driven real estate business to a health technology company in order to capture the massive unmet need caused by today’s disconnected longevity-tech market. We provide technologies and innovative care solutions to address the global aging crises. We have used our extensive experience in senior care, including owning and operating high-performing residential care facilities in the most challenging senior care venues (Memory and Alzheimer’s treatment), to develop our purpose-built Longevity-tech platform for the 170 million Americans turning 50 by 2030. Our Longevity-tech platform intentionally moves our focus from a facility-driven real estate business to a healthcare technologies business that is designed to capture the massive unmet senior care need. We believe that the currently available longevity-tech solutions do not address this significant market and that we are able to modernize the nearly 54,000 U.S. daily care, skilled nursing, and long-term care facilities.

We began our investment in our residential care facilities under the Memory Care America brand in 2016. In 2019, we began to develop innovative products and services to address the ongoing and worsening aging crises and developed our Clearday Club concept. In 2021 we began the development of robotic services. During 2022, we advanced our robotic service applications, deployed robotic services in our residential care facilities and began working with TRECS Institute.

The TRECS Institute (TRECS) is a non-profit organization dedicated to finding new and effective opportunities to better serve America’s growing senior population while reducing costs for our health care system. We believe that TRECS Executive Director, John Whitman, is a thought leader for transformational technologies that may advance and elevate care and/or reduce costs and that our relationship with TRECS provides independent validation of our Longevity-tech platform. During December, 2022, we and TRECS developed a strategy to use funds available through Civil Money Penalty Reinvestment Programs (CMPRPs) that are available in all 50 states. A CMPRP is funded, in large part, by the appliable government agency using Civil Money Penalties (CMPs) that are assessed against facilities for either the number of days or for each instance that such facility is not in substantial compliance with one or more Medicare and Medicaid participation requirements for long-term care facilities. The CMPRP funds are available through grant applications programs (“CMP Grants”). A facility may receive funds from a CMPRP if the applicable CMP Grant is approved. During the first quarter of 2023, TRECS engaged in a nationwide effort to apply for CMP Grants, in each state, to fund the investment of adding our robotic services and related digital services to facilities homes that will benefit from increased quality assurance and improved performance.

We have recently begun marketing the following technologies that we developed in 2022:

●	Our proprietary Longevity-tech platform including edutainment (content that is educational but has incidental entertainment to increase engagement and retention) and interactivity through our proprietary interactive content that is generally available on any digital device;
●	Our proprietary B.E.S.T. (Behavior | Engagement | Stimulation | Temperament) test that is used to develop personalized care pathways; and
●	Artificial intelligence (AI) enabled companion robotic services that include proprietary applications that enhance the user experience through proprietary digital engagement programs as well as movement analytics.

As part of the implementation of this business strategy, we

●	entered into a merger agreement (“Viveon Merger Agreement”) with Viveon Health Acquisition Corp., a Delaware corporation (“Viveon”), that is a special purpose acquisition corporation or SPAC and that has its shares of common stock listed on the NYSE American exchange; and
●

exited from three of our four residential care facilities and limit our financial investment in the capital-intensive residential memory care businesses by terminating our leases (“MC Facility Leases”) of these three facilities (“MC Facilities”).

We believe that shifting our business strategy will enable us to achieve profitability, provide greater value to our stockholders and businesses and is one of the key reasons that Viveon chose to enter a business combination or deSPAC transaction (the “Viveon Merger”) with us at a valuation that is significantly greater than the value of our common stock market capitalization. The total consideration to be paid at closing (“Viveon Merger Closing”) under the Merger Agreement (the “Viveon Merger Consideration”) by Viveon to Clearday security holders (and those who have the right to acquire our capital stock) is significantly above our reported OTCQX market capitalization. The Viveon Merger Agreement provides for additional consideration of 5,000,000 shares of Viveon common stock, which has a value as of the Viveon Merger Closing of $50 million, that will be earned if we achieve specified earnout milestones, including profitability for any 12-month period during the 5-year period after the Viveon Merger Closing. The Viveon Merger is a stock for stock merger that is structured to not have any income tax recognition for Clearday stockholders (and those who have the right to acquire our capital stock). We and Viveon have begun marketing to raise additional capital to fund our innovative care businesses and our other obligations after the Viveon Merger Closing. Additional information regarding the Viveon Merger was provided in our Current Report on Form 8-K that was filed on April 10, 2023. There can be no assurance that the proposed Viveon Merger or any of the financing transactions will be consummated on the terms or timeframe currently contemplated, or at all.

In connection with the Viveon Merger we have solicited additional investment that would close prior the Viveon Merger Closing or “bridge financing” and have received approximately $344,200 prior to closing any such additional bridge financing, net of expenses and fees, and has advanced approximately $223,415 of such amount to Viveon for their business expenses.

We terminated the MC Facility Leases, which are all our leased memory care residential care facilities. These agreements provide for the third party negotiated exit by us of our legacy memory care businesses at these facilities that had large operating expenses, including lease payments, and incurred significant cash flow losses during 2022 that required us to incur indebtedness. Based on our 2022 operating results, we expect that the termination of these leases will save approximately $12.9 million of expenses, annually, or net annual cash savings of at least $3.3 million. After the consummation of the lease terminations, we will continue to own and operate our residential memory care facility located in Naples, Florida and our Adult Daycare center located in San Antonio, Texas. We will conduct those businesses and expect to expand our businesses using our innovative Longevity-tech platform and additional adult day care and other businesses.

Terminating the MC Facility Leases will remove, effective March 31, 2023, approximately $27,520,000 of liabilities related to the lease, as of December 31, 2022, and approximately $22,991,000 of operating lease right-of use assets, which will result in a one-time increase of other income of approximately $4,520,00, prior to the elimination of our net leasehold improvements and personal property in these facilities that is less than $250,000, as of December 31, 2022 and prior to the lease termination fee payable to the landlord. Additionally, the termination of the MC Facility Leases and our legacy memory care businesses at these MC Facilities should significantly reduce the operating cash flow losses that we have incurred at these MC Facilities enabling us to focus on our businesses that use our Longevity-tech platform that provide personalized care pathways; artificial intelligence (AI) enabled companion robotic services that include proprietary applications to enhance a user experience through proprietary digital engagement programs as well as movement analytics.

As part of our strategy, we continue to develop several marketing channels for our innovative care products and services, including through our alliance with TRECS. We believe that our alliance with TRECS which we have advanced during the first quarter of 2023, provides us a competitive advantage as a highly regarded thought leader in the senior care industry, and supports and advocates for the adoption of our Longevity-tech platform by residential care facilities. Under our alliance with TRECS, TRECS submits applications to state authorities for Civil Money Penalty Grants that may be used by skilled nursing and other senior care facilities to fund the purchase or rental of our companion robots that include our digital care solutions. We also continue to pursue other sales opportunities, including international sales.

The Company believes that it can expand its adult day care business that focuses on veterans, similar to its Primrose facility. We are actively looking for additional locations and intend to use funds from any bridge financing or from the Viveon Merger to acquire, lease and open additional locations in Central Texas.

General

We have developed a purpose-built longevity-tech platform that addresses the most pressing operational and care gaps in the longevity care market: quality of care and revenue growth. Our Longevity-tech platform enables us to become a health-tech leader. We have recently advanced the sales and marketing of our innovative care products and services that we developed since 2020, and that, we believe, creates the future of care for aging populations everywhere. Our Longevity-tech platform leverages our longevity care experience in the most challenging senior care venues (Memory and Alzheimer’s treatment.) It provides our longevity-tech solutions to the future generations whose comfort with technology, digital companionship, and virtual connections, we believe, will become the standard for aging in place.

We began developing alternative care products and solutions in 2019 when we raised capital through the issuance of Alt Care Preferred Stock and the Clearday OZ LP Interests, which we describe in “Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity of Subsidiary - Non-Controlling Interest” and developed our proprietary adult day care model and digital delivery of care which digitized certain of our time-tested and proven treatments and models, which extend people’s capacity to age gracefully. We then engineered these solutions to be accessed seamlessly at critical points of care through autonomous robotic services and other technologies. Our development efforts and Longevity-tech platform focus on connecting people to solutions, treatments, and care they need, from their homes to full-time care facilities, so they may age in the right place. This approach allows us to provide products and services to the multi-billion longevity care market throughout the market continuum: at home, in a skilled nursing facility, or at a daily-care or full-time living facility and through a full spectrum of solutions accessed through a digitally enabled environment where every interaction works to build a more comprehensive understanding of their well-being, including Clearday TV screens, tablets, robots, wearables, and other sensors.

Our Longevity-tech platform may capture various data required to make informed health decisions. Our “care genome” combines the behavioral, engagement, stimulation, and temperament diagnostics necessary to maximize treatment efficacy. The B.E.S.T. test framework enables us to monitor, interpret, and recommend changes to care. With this knowledge, an individual’s care team, family, and caregivers are empowered to make informed and wise decisions for their loved one’s elder care. Our Longevity-tech platform will enable a dedicated connection between families and communities that can provide new insights, monitoring, and engagement opportunities through our numerous touchpoints, including live events and therapies, group calls, and management of OT/PT and treatment adherence.

During 2022 before we were able to launch the marketing sales phase of our Longevity-tech platform, we operated four residential care facilities and a day care center that serve primarily older Americans and persons facing cognitive issues such as Alzheimer’s and other forms of dementia. These facilities were our centers of cognitive excellence in which we have developed new care models that improve the experiences of our customers, their families, and our caregivers.

Clearday believes that:

●	The U.S. elder care market is large and expected, by 2030, to have a global population over 50 years of age that:

-	Has more than 1 billion people, globally, and
-	Has more than 170 million people in the U.S.

●	There is a significant caregiver shortage, and it is estimated that for every 43 positions, there is only one available caregiver;

●	There are a limited number of facilities that contributes to an expensive solution for seniors, with an estimated 3.5 million people over 65 spending more than $12 billion on care per month;

●	Approximately 16 million Americans provide unpaid care for people with Alzheimer’s or other forms of dementia, which represents a significant number of people that could enter or return to the paid workforce if alternatives such as affordable adult day care were available;

●	Approximately, 7.2 million Americans today live with Alzheimer’s disease or other forms of dementia, and it is expected that over the next 20 years, the total number of those living with Alzheimer’s disease or other forms of dementia in the U.S. is expected to approximately double from 7.2 million to nearly 13 million, with 8.5 million women and 4.5 million men; and

●	More than 75% of the help provided to older adults in the United States is provided by family members, friends or other unpaid caregivers.

Innovation by Leveraging Technologies

Our technologies provide a combination of AI-enabled robotics and software, delivered in a Platform-as-a-Service as a drop-in modernization solution for existing facilities that improves patient outcomes, increases staff efficiency, and unlocks premium revenue opportunities for operators. We believe that providing our technologies through as a Platform-as-a-Service (PaaS) provides senior care facility operators an optimal path to more revenue, increased care quality, and lower overall costs:

Our PaaS structure provides advantages, including:

●	Integrated services of hardware and software subscription for Companion Robotics, Digital Assessments, and Interactive Content.

●	A format that makes it easy to buy and deploy sophisticated technologies as our technologies are delivered in a turn-key fashion to facilities with the opportunities of low-cost subsidized pricing through government or sponsored programs for qualified facilities.

●	Relatively low friction to deploy with a typical deployment that should be less than 30 days with no material disruption to facility services or significant time for training.

Adult Day Care—Clearday Clubs

We acquired an adult day care center in San Antonio, Texas in May 2021, and plan to develop a Clearday Club adult day care at our San Antonio headquarters building and develop a network of local, membership-based centers, which will provide to the older care market a high-standard, technology-enabled care option that is significantly less expensive than long-term residential care alternatives. Our Clearday Clubs adult day care will offer services through a monthly subscription and be characterized by welcoming facilities, trained staff, and personalized care programs that may be tailored to individual member needs. Each of the Clearday Clubs will utilize the proprietary format and programs, enabling Clearday to quickly and efficiently roll out or expand its Clearday Clubs at an efficient standard cost per center.

Our San Antonio adult day care center primarily serves veterans who receive subsidies from the U.S. Veterans Department (the VA). During the first quarter of 2023, we deployed our proprietary robotic services and other proprietary digital services at this center with success. Shortly after our deployment, we were able to substantially increase our rate (more than double) and expect to be able substantially scale our adult day care center business in Central Texas with centers that also primarily serve veterans.

Clearday Clubs is positioned by us to be an integral part of Clearday, building the complete care spectrum for older Americans enabling people to stay in their homes longer and conserve their savings. Clearday believes that the adult day care centers will be able to provide many of the full-day residential care services at a fraction of the cost. Clearday believes that current adult day care market participants include many smaller local businesses that do not provide the level of technology-enabled care, proven programming, and best practices expertise that will be provided by Clearday.

Residential Memory Care

We expect to continue to operate our Naples, Florida residential memory care facility. We have substantial experience in the residential care business which we expect to continue to leverage to develop, deploy, and improve innovative care products and services. There are 26 diagnoses of dementia, including Alzheimer’s disease. 25 of these diagnoses may be treated in a community setting and our residential care communities treat each of these 25 diagnoses. We believe that our facilities are a leader in memory care, in part because during 2021 the facilities had a below industry average adverse behavior incidents and protected residents from the COVID-19 virus as evidenced by that fact that the number of our residents that were hospitalized because of COVID-19 was below the industry average and there have not been any resident deaths directly caused by this virus to March 31, 2022. Clearday’s MCA executives have decades of experience in the cognitive residential care treatment, including policies and procedures that protect older Americans. Our residential care communities have provided us with a proprietary and extensive understanding of the non-acute care and wellness industry and serve as our foundation for innovative care solutions, including the use of Clearday Restore, a proprietary, innovative, multi-sensory therapy tailored to the needs of those with Alzheimer’s and other forms of dementia or cognitive challenges that has contributed to decreased adverse incidents, and robotics. We may selectively acquire other residential care facilities and are negotiating the acquisition of an assisted living and an independent living facility, although there can be no assurance that we would acquire such facilities on terms that are acceptable or at all.

Clearday Labs

Clearday Labs is a focus group of Clearday senior executives and advisors supported by a team of technology consultants. We have developed Clearday Labs to continue to identify and develop modern innovative products and services to support older Americans ability to Age in the Right Place. The Clearday Labs initiatives include the development of digital and robotic services in our Longevity-tech platform. We continue our dedication to improving senior care services through ongoing innovation.

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

We believe that our “flywheel” is the API for Aging in Place from facilities to the home. Our “flywheel” illustrates our strategy using our Longevity-tech platform:

We have developed our strategy to provide the optimal combination of necessary solutions to provide innovative products and solutions in the longevity care market. We believe that our solutions will deliver optimal and proactive care interventions to patients based on their need, capacity to receive treatment, wherever they are most comfortable and allow us to develop the most continuous non-clinical data repository centered on aging adults.

Our strategy provides an operator-centric approach and curated solution mix that enables sustainable and scalable business in a high margin services industry. The advantages of our “flywheel” include:

●	Cost benefits to the user. Our robots feature computer vision capabilities that continuously track patients, looking for changes in behavior or physical ability.

Care Efficiency and Quality. In combination, our B.E.S.T. test and Care Pathways allow everyone to be scored and measured against a single baseline — aligning future content and recommendations.

Brand Building. Whether it’s a TV, a mobile device, or a companion robot, our Longevity-tech platform allows us to bring care to the end user, with ease of use and high-touch experience for patients and operators.

Outcomes and Retention. Our content is proven and delivers substantial benefits to people, delivering exercise, education, and entertainment that keeps people engaged.

Additional Revenue Opportunities. We can recommend innovative treatments and provide remote monitoring and virtual visits.

Inorganic Growth and Acquisitions. Each spoke of our “flywheel” has an ability to add new capabilities , including through building, buying, or partnering, that may bring in new revenue opportunities or cost take-out efficiency.

Longitudinal Care Data.

Interactions across our business flywheel aid in both real-time delivery of interactions, and, over time, build out a complete picture of a patient’s changing capacities.

Competitive Strengths

We believe that one of our competitive advantages is our almost two decades of knowledge as operators in the eldercare market, as well as our ability to apply this understanding consistently across a diverse array of care delivery channels. Clearday believes that our competitive strengths include that:

●	Our PaaS structure and our Longevity-tech platform “flywheel” provide low-cost sophisticated technologies to facilities in a manner that makes it easy to deploy with the opportunities of low-cost subsidized pricing through government or sponsored programs for qualified facilities and that make deployment efficient and low cost;

●	Our executive management has extensive experience in operating long-term care assets with decades of knowledge in real estate, regulatory matters, and delivering care to customers and their families;

●	We have two decades of knowledge in treating people challenged with cognitive issues and have developed proprietary therapies and services that improve the lives of people that are challenged with dementia or other cognitive issues;

●	We have used our experiences to provide better training and a supportive caregiver experience which enables us to respond to significant industry wide staffing challenges;

●	We can quickly and efficiently develop dynamic new virtual and other service and product offerings in response to emerging market demands, including an ability to innovate new care techniques and therapies and that continue Clearday’s core strategy to offer a full spectrum of care in a manner that protects its customers from infectious diseases, including COVID-19;

●	We can offer a more diverse, flexible, and affordable care spectrum;

●	We have a proprietary design for the build out of leased space to promote a consistent look, feel, and service experience within its Clearday Clubs;

●	We have an effective sales and marketing program led by a local San Antonio team that has already sold adult day care center services prior to the opening of any of the Clearday Clubs, which services are delivered at an affiliated residential care facility;

●	Our senior executives enjoy an excellent reputation with the applicable state regulatory authorities and have decades of experience in caring for older Americans in the evolving regulatory environment;

●	Our sales and marketing efforts are led by professionals with decades of successful sales leadership; and

●	Our senior executives have a proven ability to continue care during pandemic and other emergencies, including the current COVID-19 pandemic, hurricanes, and other significant disruptions.

Opportunity Zone Fund

Clearday sponsored an opportunity fund that provided investors with the ability to utilize the significant tax advantages of investing in designated “qualified opportunity zones,” within the meaning of the Tax Cuts and Jobs Act of 2017. This sponsored fund acquired a 3-story medical office building located in San Antonio, Texas 78217 that is located on 0.84 acres and has approximately 22,265 rentable square feet. Clearday intends to use most of the ground floor for an adult day care center and for related businesses including production of virtual programing. Some of the office space will be used for Clearday’s initial medical staff training and educational center that will further develop and offer Clearday’s Technicians of Cognitive Care Program. Space in this building is also intended to be used for Clearday’s corporate headquarters.

Competition

We operate in a highly competitive market. Our residential care facilities compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate-based service providers. Some of Clearday’s competitors are larger and have greater financial resources than Clearday and some of Clearday’s competitors are not-for-profit entities that have endowment income and may not face the same financial pressures as Clearday. Also, in recent years, a significant number of new senior living communities have been developed, and Clearday expects this increased development activity to continue in the future. This activity has increased competitive pressures on Clearday, particularly in the geographic markets where Clearday operates its residential care facilities. Additionally, some competitors of Clearday that operate in the same geographic market as some of Clearday’s residential care facilities have renegotiated their facility lease terms which provide a lower cost structure than Clearday. Other participants that enter the longevity residential care market will have a similar cost advantage over Clearday.

The adult day care market is generally a more fragmented market in the locations that Clearday has targeted and generally does not provide the same level of tech enabled care and range of cognitive and relaxation therapies that will be offered by Clearday. There are several larger firms in the adult day care markets that are targeted by Clearday and not for profit entities, as well as a range of alternatives including social centers and religious institutions that provide some, but not all the services that will be provided by Clearday.

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

Government Regulation

Residential Care and Adult Day Care Businesses

The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure of facilities and personnel, required staffing ratios, the authority to provide various types of medical care, zoning and physical facility requirements, food safety, emergency preparedness plan requirements, medical waste disposal requirements, government healthcare program participation requirements, fraud and abuse prohibitions, requirement relating to reimbursement for services, recordkeeping requirements, resident rights and prohibitions against abuse and neglect, confidentiality and security of personal information. Some states may also require a certificate of need before a community may be opened or the services at an existing community may be expanded. These laws and regulatory requirements impact Clearday’s day-to-day operations and could affect Clearday’s ability to expand its facilities-based businesses into new markets and to expand our services and communities in existing markets.

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

Additionally, Clearday is subject to the federal Anti-Kickback Statute (“AKS”), and certain state referral laws. The AKS makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration. directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under a federal healthcare program, including VA benefits. A violation of the federal AKS is a felony and may also result in criminal penalties and civil sanctions, including fines and possible exclusion from government reimbursement programs, which may also cause default under debt and lease obligations The Office of Inspector General of the Department of Health and Human Services (“OIG”) has published a number of “safe harbor” regulations that define practices that may technically violate the AKS, but will not be subject to civil or criminal enforcement action. An arrangement that fails to fit within a safe harbor is not necessarily per se illegal; the OIG will evaluate the facts and circumstances of arrangements on a case-by-case basis to determine whether the arrangements involve illegal remuneration by one party to the other. Other than VA benefits, Clearday did not generally receive reimbursement from Medicare or Medicaid or other governmental programs.

Clearday’s compliance with many of the laws and regulations cited above is determined by inspection, survey and review by the applicable authority on a periodic or other basis (e.g., complaint-based) as determined from time to time by the applicable authority. Many inspection deficiencies are resolved through a plan of corrective action relating to the facility’s cited deficiencies, but a reviewing agency may have the authority to take further action against a licensed or certified facility that could result in fines, adverse licensure action (suspension, revocation, probation), suspension or denial of admissions, loss of certification as a provider under federal and/or state reimbursement programs, or imposition of other sanctions, including criminal penalties. Challenging and appealing allegations of noncompliance with applicable laws and regulations requires the expenditure of significant legal fees and management attention. Any adverse determination concerning any of Clearday’s licenses, permits or eligibility to receive government-based reimbursement, any penalties, repayments or other sanctions, and the increasing costs of required compliance with applicable laws may trigger default under debt or lease obligations, and may negatively affect its financial condition and operations. Also, adverse findings regarding any single Clearday community may have an adverse impact on Clearday’s ability to obtain or maintain licenses at other locations and may have a material adverse effect on marketing and Clearday’s reputation. In addition, states’ Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living and memory care communities even if the community or any of its residents do not receive federal or state funds.

Clearday’s care businesses must comply with laws designed to protect the confidentiality and security of individually identifiable information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, Clearday must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various privacy and security requirements, including modifying the standard for providing breach notices. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and health information. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, providers must comply with both the applicable federal and state standards. Failure to comply with applicable federal or state standards could subject Clearday to civil sanctions and criminal penalties, which could materially and adversely affect its business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in recent years. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber-attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.

Insurance

Litigation against senior living and healthcare companies continues to increase, and liability insurance costs continue to increase as a result. In addition, Clearday’s employee benefit costs, including health insurance and workers’ compensation insurance, generally continue to increase.

In addition to existing government regulations, Clearday is subject to numerous property and hospitality regulations applicable to the other segments of Clearday’s business of non-core assets.

Human Capital

Number of Employees

As of December 31, 2022, Clearday had approximately 225 employees, substantially all of which were employed for the benefit of our residential care business and our innovative care and wellness products and services. None of Clearday’s employees are expected to be subject to a collective bargaining agreement or represented by a labor union. After our termination of operations at certain of our facilities as described in “Recent Events” we have approximately 60 employees.

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

Substantially all Clearday’s human capital are the employees of our residential care businesses. Our additional human capital includes our executive teams and those who focus on our innovative care businesses. There are several levels of human capital at MCA, including:

●	Senior management such as the President of MCA, each Executive Director of a facility, the head of education and training and the head of non-residential services;
●	Program staff, including those that present at Clearday’s digital adult day care service through our Longevity-tech planform;
●	Senior management and staff at Memory Care America residential facilities, including:

○	Nursing professionals such as Registered Nurses, Licensed Vocational Nurses, and Licensed Practical Nurses;
○	Certified Nursing Assistants and Certified Medication Aids
○	Resident Assistants;
○	Home Health Aids;
○	Certified Medication Aids; and
○	Other staff including housekeeping and food and beverage.

Human Capital Policy

Clearday’s human capital policy is to promote a culture of mutual respect that is aligned and promotes the governance and management of Clearday’s business strategies and objectives with substantially all the senior executive functions performed by its employees with the additional use of outsourced capabilities primarily when such consultants or professionals have significant and required expertise or when such use is expected to be more efficient than full-time employees. Clearday believes that certain independent contractors will continue to be important to innovate Clearday’s business, including Thinktiv, our consultant that has been retained to provide services, including market and competitive research, develop Clearday’s Longevity-tech planform and Clearday Club business models. Clearday will also retain other outside counsel and other professionals from time to time as we determine appropriate.

Material Changes in Human Capital

Clearday has retained professionals to strengthen its financial, legal and administrative capabilities, including professionals responsible for timely reporting as a public company under the Securities and Exchange Act of 1934, as amended. From and after the fourth quarter of 2021, Clearday has increased its human capital in its accounting and finance department to reduce our reliance on outside independent contractors and financial consultants and reduce our administrative costs.

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

Provide Clearday’s customers with safe, positive community-based environments that increase their independence, social engagement, and overall well-being.

Deliver personalized programming and therapies that prolong Clearday’s members’ ability to live at home, rather than transitioning to full-time residential care.

Give Clearday’s members’ families the comfort of knowing their loved ones are enjoying their days with Clearday, whether at home, in a daily care Club, or in one of Clearday’s living centers.

Reduce economic anxiety for Clearday’s members and their families by offering innovative new care options at a fraction of the price of residential care.

Create innovative work environments, empowering development programs, and a purpose-driven culture that attracts and retains the highest quality caregiving staff.

Compensation includes wages, promotions, salary increases and bonus compensation and equity-based compensation that is believed by the Clearday Board to promote the human capital processes and goals that are summarized above, in addition to customary industry metrics.

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

Certain Corporate Executive Officers

Clearday has a smaller number of Clearday executive officers that focus their time and attention to general administration and financial capital matters, including Clearday’s Chief Executive Officer, Chief Operating Officer, and its General Counsel and other executive officers including our Executive Vice President—Director of Real Estate Operations, and the President of our residential care business (the “corporate executives”). Compensation for the corporate executives is determined by the Clearday Board. In determining the compensation for each corporate executive, Clearday considers, among other things, such officer’s achievement of material business strategies and objectives, including their:

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

Executive Compensation Philosophy and Process

Clearday’s compensation has been established under the policies of the Clearday Board and is designed to help Clearday achieve its business strategies and objectives, which include increasing, on a long-term basis, the value of Clearday by improving Clearday’s financial and operating performance, improving Clearday’s competitive position within its industry, innovating and improving Clearday’s care and wellness services and products and managing risks facing Clearday.

Individual performance is an important factor in determining each element of compensation. Clearday’s Board determines, and after this offering, Clearday’s Compensation Committee will determine:

●	The executive officers that are considered a corporate executive;
●	The cash annual and bonus compensation of Clearday’s corporate executives;
●	The amount and terms of equity incentive compensation of Clearday’s corporate executives; and
●	All other compensation and benefits of Clearday’s corporate executives.

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

The compensation is intended to further align the interests of the corporate executives with those of Clearday’s stockholders. Equity compensation is used to foster such alignment. Additionally, cash bonuses may be used when Clearday has achieved net cash flow that is not reinvested in the businesses or used for distributions.

The primary factor considered by the Compensation Committee and the Board when determining discretionary compensation for the corporate executive is the historical cash and equity compensation paid to such individual and to the other corporate executives with similar specific areas of expertise and value to Clearday, and the likelihood that the Clearday could find a suitable replacement on a timely and cost-effective basis.

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

Factor	Qualifications, Attributes, Skills and Experience

Understanding and overseeing the various risks determining appropriate policies and procedures to effectively manage those risks and determining the effectiveness of such policies and procedures.	●	Risk oversight/management expertise.
	●	Service on other public company boards and committees.
	●	Operating business experience.

Knowledge of the healthcare and longevity care and wellness industries and related factors impacting those industries.	●	Understanding of, and work experience in, such industries.
	●	Familiarity with service-based industries.
	●	Experience in developing disruptive and innovative services and products that leverage technology.

Ability to evaluate strategic direction considering current industry policy trends and expected regulatory changes.	●	Experience at a strategic or policymaking level in a business, government, non-profit or academic organization of high standing.
	●	Commitment to serve on the Clearday Board over a period of years in order to develop knowledge about Clearday’s business.
	●	Understanding of healthcare policy, trends and regulations and their impact on Clearday’s business and strategic plans.
	●	Understanding of government regulatory processes.

Factor	Qualifications, Attributes, Skills and Experience

Understanding of complex financial transactions.	● ● ● ● ● ● ● ●

High level of financial literacy.

High level of education and analytic capabilities.

Familiarity with healthcare regulation trends and activity.

Management/leadership experience.

Knowledge of Clearday’s historical business activities.

Familiarity with public capital markets.

Work experience.

Ability to work with counsel and financial professionals.

Ability to meet frequently and, at times, on short notice.	●	Sufficient time and availability to devote to Board and committee matters.
	●	Ability to assess if sufficient data and information has been made available for an informed and prudent decision.

Diversity that can assess and integrate a range of views.	●	Diversity.

Independence from management.	●	Independence under applicable standards, including SEC and applicable exchange standards.

Facilities

During 2022, we operated four residential care communities and one adult day care facility:

Facility *	Location
Memory Care of Naples*	Naples, Florida
Memory Care of Westover Hills^	San Antonio, Texas
Memory Care of Little Rock at Good Shepherd^	Little Rock, Arkansas
Memory Care of New Braunfels^	New Braunfels, Texas
Primrose Adult Daycare#	San Antonio, Texas

* The Memory Care of Naples facility is owned.

^ Leased facility. We have terminated each of these leases. See “Recent Events.”

# Our adult day care center is in San Antonio, Texas in a leased facility.

We also own our headquarters building located at 8800 Village Drive, San Antonio, Texas. This building is a 3-story medical office building located on 0.84 acres and has approximately 22,265 rentable square feet. We intend to use most of the ground floor for an adult day care center and a retail location for products. Some of the office space is used for Clearday’s executive offices, its educational and production centers that develop content for our Longevity-tech planform.

Material Changes in our Business

We were incorporated in Delaware on May 11, 1987. We engaged in businesses that focused on developing and commercializing high temperature superconductor and certain cryocooler technologies, which we continue to use in our development of a cryogenic air quality system.

On September 9, 2021, we closed a merger (the “AIU Merger”) with Allied Integral United, Inc. (“AIU”). The AIU Merger was described in the AIU Merger Registration Statement and our Form 10-K for the annual period ending December 31, 2021. In 2022 and 2023, we accelerated the development of our purpose-built Longevity-tech platform for the 170 million Americans turning 50 by 2030 and shifted our business strategy. Our Longevity-tech platform intentionally moves our focus from a facility-driven real estate business to a healthcare technologies business that is designed to capture the massive unmet senior care need. We believe that the currently available longevity-tech solutions do not address this significant market and that we are able to modernize the nearly 40,000 U.S. daily care, skilled nursing, and long-term care facilities.

At the end of the first quarter of 2023, we entered into agreements to exit from three of our four residential care facilities and limit our financial investment in the capital-intensive residential memory care businesses and terminate our leases (“MC Facility Leases”) of these three facilities (“MC Facilities”). On April 5, 2023, we entered into a merger agreement (“Viveon Merger Agreement”) with Viveon Health Acquisition Corp., a Delaware corporation (“Viveon”), that is a special purpose acquisition corporation or SPAC and that has its shares of common stock listed on the NYSE American exchange. See “Recent Events.”

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which spread throughout the U.S. and the world, as a pandemic and has had a significant impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The governmental response includes additional protocols for the health and safety of residents and staff in the Company’s facilities. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on the Company’s business and cash flow from operations, similar to many businesses. We have generally been able to conduct our businesses with limited adverse effects resulting from COVID-19. However, there may be new strains of COVID and the state health regulations regarding elder care facilities continue to restrict operations in the event COVID is present in a residential care or adult day care facility. For example, during December 2022, we suspended operations in our San Antonio Adult Daycare center for a couple of weeks in response to a COVID-19 outbreak and there continues an extensive regulatory environment regarding COVID-19, including requirements for isolation of residents that are infected which may continue to increase operating costs.

Other Assets and Investments

We have sold certain assets that are not related to our care-focused business. Such sales include the sale of hospitality assets and other real property assets, as described in this Report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Proprietary Technology

We have patents related to our Sapphire Cryocooler technology: In July 2017, EU patent 2188495 (08797906.8) was granted, this patent follows the U.S. Patent granted by U.S. 8,607,560. This patent is focused on METHOD FOR CENTERING RECIPROCATING BODIES AND STRUCTURES MANUFACTURED THEREWITH, related to our Sapphire Cryocooler. We have used the Sapphire Cryocooler and related technologies as the basis for the development of our cryogenic air quality system.

We enter into confidentiality and non-disclosure agreements with our employees, suppliers and consultants to the extent that we believe it is appropriate to protect our proprietary information. Our technologies that enable our digital services, including our Longevity-tech planform, are not subject to patent protection. We have registered the mark Clearday with the United States Patent office for use in our businesses.

Government Contracts

We do not have any material government contracts, although we may seek government contracts for our cryo-pure air system. We receive reimbursements to veterans under a program by the United States Department of Veterans Affairs (VA) which we intend to expand during 2023.

Manufacturing

We produce content for our Longevity-tech planform and related digital services primarily from our production facilities located at 8800 Village Drive, Suite 106, San Antonio, TX 78217.

Backlog

We had no commercial backlog at December 31, 2022 or December 31, 2021.

Research and Development

We have not spent any amounts on research and development during 2022 or 2021. We have incurred expenses that are related to developing our innovative services and products, including the content and technologies for our Longevity-tech planform. These are not classified as research and development expenses under GAAP.

Environmental Matters

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property, such as us, may be held liable in certain circumstances for the costs of investigation, removal, or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at, or under a property, regardless of how such materials came to be located there. Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines and payments for personal injuries or damage to adjacent property. The cost of any required investigation, remediation, removal, mitigation, compliance, fines, or personal or property damages and our liability therefore could exceed the property’s value and/or our assets’ value. The presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents, retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property. Such laws impose liability for investigation, remediation, removal, and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release, or disposal of such substances as well as without regard to whether such release or disposal followed law at the time it occurred. Moreover, the imposition of such liability upon us could be joint and several, which means we could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof. We do not believe that we have incurred such liabilities that would have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

We believe that we are in material compliance with applicable environmental laws. We are unable to predict the future course of federal, state, and local environmental regulation and legislation. Changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change) could have a material adverse effect on our business. Because environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities. We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2022 or 2021.

Corporate Information

Our principal executive offices are located at 8800 Village Drive, San Antonio, TX 78217 and our telephone number is (210) 451-0839. We were incorporated in Delaware on May 11, 1987. Additional information about us is available on our website at www.myclearday.com. The information on our web site is not incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The following section includes some of the material factors that may adversely affect our business and operations. This is not an exhaustive list, and additional factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

Risks Related to Our Business and Industry

We have a history of losses and have received a going concern opinion from our auditors.

We have experienced significant net losses and negative cash flows from operations. In 2022, we incurred a net loss of approximately $14.4 million and had negative cash flows from operations of approximately $4.7 million. In 2021, we incurred a net loss of $19.5 million and had negative cash flows from operations of $2.6 million. Our independent registered public accounting firm has included in its audit reports an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We do not have sufficient cash resources from the net cash flows of operations from our current businesses to sustain our operations for the next twelve months and will rely on the continued sale of non-core assets, tax credits and related amounts, and raising capital through the sale of our securities.

Our ability to protect our patents, service marks or other proprietary rights is uncertain, exposing us to possible losses of competitive advantage.

Our efforts to protect our proprietary rights may not succeed in preventing infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications by us or any of our joint venturers may not result in issued patents and the validity of issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of the products. Additionally, certain of the issued patents and patent applications are owned jointly with third parties. Because any owner or co-owner of a patent can license its rights under jointly owned patents or applications, inventions made by us jointly with others are not subject to our exclusive control. Any of these possible events could result in losses of competitive advantage.

Intellectual property infringement claims against us could materially harm the results of operations.

Our products and products that we intend to provide such as robotic technologies, incorporate several technologies, including the technologies related to the Sapphire Cryocooler and the cryogenic air quality system. Our patent positions and that of our joint venturers are uncertain and there is significant risk that others, including our competitors or potential competitors, have obtained or will obtain patents relating to our products or technologies or products or technologies planned to be introduced by us.

We believe that patents may be or have been issued, or applications may be pending, claiming various compositions of matter used in our products and products that we intend to provide. We or our third-party joint venturers may need to secure one or more licenses for these patents. There can be no assurances that such licenses could be obtained on commercially reasonable terms, or at all. We or our third-party joint venturers may be required to expend significant resources to develop alternatives that would not infringe such patents or to obtain licenses to the related technology. We or our third-party joint venturers may not be able to successfully design around these patents or obtain licenses to them and may have to defend ourselves at substantial cost against allegations of infringement of third-party patents or other rights to intellectual property. In those circumstances, we could face significant liabilities and be forced to cease the use of key technology.

Other parties may have the right to utilize technology important to our business.

We and our third-party joint venturers utilize certain intellectual property rights under non-exclusive licenses or have granted to others the right to utilize certain intellectual property rights licensed from a third party. Because we and our third-party joint venturers may not have the exclusive rights to utilize such intellectual property, other parties may be able to compete with us, which may harm our business.

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

The residents of Clearday’s residential care communities and the clients, and expected clients, of our Longevity-tech planform and Clearday adult day care programs are primarily older individuals with pre-existing conditions, including conditions that significantly compromise their immunity. The additional procedures undertaken by our residential care and the adult day care businesses will likely result in reduced operating cash flow and profit margins. Although Clearday has procedures that address infectious diseases and contamination in a community environment, Clearday is not able to provide assurance that the communities will not be significant affected, including widespread contagion that could result in a suspension or closing of a facility. Additionally, state or federal regulatory authorities may require, and industry groups may provide, additional measures that could limit the number of individuals that may be treated at a facility, require additional staff or employees or other measures that may require significant investment or operating cost. The additional costs have primarily resulted from regulatory requirements to increase staff and provide quarantine areas. Additionally, during the initial stage of the COVID-19 pandemic, admissions to Clearday’s residential care facilities were suspended and adult day care centers were closed.

During such occasions, Clearday may experience a decline in clients. Further, depending on the severity of any occurrence, Clearday may be required to incur costs to identify, contain and remedy the impacts of those occurrences at our residential care communities or adult day care facilities. As a result, these occurrences could significantly adversely affect the results of operations.

The adult day care business has greater risks with respect to COVID-19 and other pandemics due to, among other reasons, that appropriate regulatory agencies may close such businesses, limit the capacity of such businesses, or require additional procedures or capital expenditures designed to protect customers that are costly. During the COVID-19 pandemic, many states closed adult day care centers for a period.

The Russo-Ukrainian War has caused, or has contributed to, significant inflation, increased energy costs and worsened the supply chain disruption in the U.S., each of which has contributed to increased costs for our operations which would worsen our operating results. We are not able to determine the extent or the expected period for such disruptions or if any other and similar disruptions would occur or may have greater adverse effect on our business or the U.S. economy in general.

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

As of December 31, 2022, we had 4 residential care facilities are in the Little Rock Arkansas area (1), Naples, Florida (1), and the San Antonio / Austin area of Texas (2) and 1 adult day care center in San Antonio, Texas. In March and April of 2023, we entered into certain agreements to cease our operations and terminate our leases with respect to the three residential care facilities in Little Rock Arkansas and Texas as we moved our business strategy to a Longevity-tech platform. See “Recent Events.” We also expect to grow our adult day care business primarily in specified markets, in Texas, initially in Central Texas. The services and products in our Longevity-tech planform are marketed nationally and, to a lesser extent, to certain international markets. Revenues from such services and products are not, as of the date of this Report, significant compared to the residential care and adult day care facility revenues during 2022. Accordingly, we will continue to have a high concentration in select geographic markets. Additionally, our business will primarily be focused on the non-acute care businesses. As a result of this industry and geographic concentrations, the conditions affecting older Americans and the of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to senior citizens, acts of nature and other factors that may result in a decrease in demand for our services in these areas could have an adverse effect on our revenues, results of operations and cash flow. In addition, we will be particularly susceptible to revenue loss, cost increases or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornadoes in those areas.

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

Clearday’s business and growth strategies involve the development (by organic growth or, to a lesser extent, through acquisitions and joint ventures) of businesses that are focused on tech-enabled non-acute care and wellness. In evaluating Clearday’s business opportunities, Clearday will make certain assumptions regarding the expected future performance and prospects. However, newly acquired businesses or investments in businesses, or strategic alliances, may fail to perform as expected, and Clearday may not be able to manage those businesses in a manner that meets our expectations. Clearday’s acquisition activities may be subject to the following risks:

●	Clearday businesses that are acquired or conducted through joint ventures do not realize the synergies that it expects and require substantially greater investment than it anticipated;
●	Clearday may acquire or invest in businesses that realize net cash losses initially and/or for a period that is longer than Clearday anticipated;
●	If Clearday finances acquisitions or strategic alliances by incurring debt, Clearday’s cash flow may be insufficient to meet the required principal and interest payments;
●	Clearday may be unable to quickly and efficiently integrate new acquisitions or strategic alliances, and as a result Clearday’s results of operations and financial condition could be adversely affected;
●	Operating expenses of an acquired business or a strategic alliance may exceed budgeted amounts;
●	Management may be diverted from operations; and
●	Clearday may be required to have management teams that are not proven or that do not, for any number of reasons, perform as expected.

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

A fundamental strategy of Clearday is the continued development of our Longevity-tech planform, Clearday Clubs, as well as related businesses, including other products and services we expect to develop in our Clearday Labs. The products and services in our Longevity-tech planform do not have any material revenues as of the date of this Report. Clearday Clubs has opened its initial location by the acquisition of an adult day care center in San Antonio, Texas. Clearday’s ability to successfully execute future development in accordance with our business plan, or at all, will be impacted by a number of factors, including the ability to sell our remaining non-core assets, the availability of additional financing, including additional equity financing, on terms acceptable to Clearday, the availability of government programs and reimbursements, market trends, the ability to identify and execute business opportunities, including acquisitions that meet the parameters of the Clearday business plan, and increased competition for sites for the expansion opportunities or acquisitions. The development and acquisitions of future businesses may result in unforeseen operating difficulties and may require additional financial resources and attention from management. Failure to identify suitable development or acquisition businesses, effectively execute the Clearday business strategy or operating difficulties of businesses that Clearday may acquire in the future could have an adverse effect on Clearday’s financial condition, results of operations, cash flows and liquidity.

Clearday will require additional capital and there is no assurance that any debt or equity financing will be available on acceptable terms, if at all.

To the extent that Clearday develops its business through financing, including additional equity financing, there cannot be assurance that financing will be available on acceptable terms, if at all, or that Clearday may be able to satisfy the conditions precedent required to secure borrowings or utilize credit facilities, which could reduce the number, or alter the type, of investments that Clearday would make otherwise and the ability for it to expand its businesses. Any such limitation on such financing or sales of our remaining non-core assets may reduce income. To the extent that financing proves to be unavailable when needed, Clearday may also be compelled to modify our business strategy. Any failure to obtain financing or realize the sale of our remaining non-core assets or other assets may have a material adverse effect on the continued development or growth of Clearday’s business. We do not have any binding agreement with an investment banker to provide additional capital. There is no assurance that the public market conditions, the market acceptance of Clearday, the price and volume of our common stock and other factors, will enable any such offering will be consummated on terms acceptable to Clearday or that AGP or any other investment bank will then decide that it would then manage or participate in any such offering.

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

The remaining non-care assets may not have the net realizable value that is estimated.

Clearday intends to sell or otherwise dispose of our remaining non-care assets to raise additional funds for our tech-enabled non-acute care businesses. We do not expect to make additional investments in any of these remaining assets to be able to reposition the asset to achieve their highest or best use or otherwise achieve a better value. Further, certain of our remaining non-core assets may require additional investment to maintain, such as replacement or repairs, and deferring maintenance and other related costs could decrease the net realizable value of our remaining non-core assets. There can be no assurance that the value of our remaining non-core assets will be able to be sold for the net realizable value that is estimated or the amount that such assets are in the financial statements of Clearday.

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

These regulations may also enable the regulatory agency to place liens on properties. Possible sanctions for violation of these laws and regulations include loss of licensure or certification, the imposition of civil monetary and criminal penalties, and potential exclusion from the Medicare and Medicaid programs. The failure of Clearday to comply with these rules or regulations could have an adverse effect on our financial condition or results of operations.

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

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Clearday is unable to assess with certainty the extent of governmental requirements and regulations that will apply to Clearday’s care and wellness businesses. See “Business – Government Regulation - Residential Care and Adult Day Care Businesses.” The regulations that affect our operations are subject to changes. In addition, these regulations and other ongoing initiatives in the United States have increased and will continue to increase pressure on pricing and operations of residential and non-residential care facilities. The announcement or adoption of any government initiative could have an adverse effect on potential revenues from any product that Clearday may successfully develop. Moreover, additional legislative or regulatory changes remain possible and appear likely. Various healthcare reform proposals have also emerged at the state level. Clearday cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on Clearday. However, an expansion in government’s role in the U.S. healthcare industry may lower the revenues for future products and adversely affect Clearday’s future business, possibly materially.

Clearday is unable to determine the effect of the amount of wage increases that are expected with labor shortages and any regulatory changes effected by the administration of President Biden, including regulations regarding minimum wages and benefits.

The care industry, and businesses in general, have experienced, and may continue to experience, significant labor shortages, particularly for caregivers. Clearday will continue to compete with other residential care community and day care operators, among others, to attract and retain qualified personnel responsible for the day-to-day operations of Clearday’s current and planned care and wellness businesses. The market for qualified staff, including professional staff such as nurses, therapists and other healthcare professionals, is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits that we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. Additionally, any shortages of staff may require us to retain per diem employees and incur overtime, each of which would increase our wage and benefit expenses. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and Clearday cannot predict the future impact of the Healthcare Reform Act, or any other future healthcare legislation, on the cost of employee health insurance. Increasing employee health insurance and workers’ compensation insurance costs may materially and adversely affect our earnings. From time-to-time labor unions may attempt to organize Clearday’s employees. If Clearday’s employees were to unionize, it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect the results of operations. One of the consequences of the COVID-19 pandemic is a significant shortage of employees for many industries, including our residential care industry. Additionally, many states have increased the minimum hourly wage for employees, including Florida and Arkansas. The labor shortage has increased wage pressure and is likely to increase our wage and benefit expenses.

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

Additionally, healthcare and elder care are important political issues. President Biden has used, and may continue to use, executive orders to achieve policy goals and objectives. In addition, such policy goals and objectives may be realized through legislation that is sponsored or otherwise supported by President Biden’s administration. Clearday is unable to assess the consequences of improvements to the healthcare systems and that may be realized by such actions, including any effect of increased costs or taxes.

The planned adult day care business may require Clearday to make significant capital expenditures to maintain and improve care centers.

Clearday’s planned adult day care and clinics and related facilities may require from time-to-time significant expenditures to address required ongoing maintenance or to make them more attractive to Clearday’s clients. Physical characteristics of facilities are mandated by various government authorities; changes in these regulations may require Clearday to make significant expenditures. Supply chain issues and building material shortages have increased, and may continue to increase, construction costs, including the costs for expected leasehold improvements. In addition, Clearday may often be required to make significant capital expenditures when Clearday acquires, leases or manages new facilities. Clearday’s available financial resources may be insufficient to fund these expenditures. Clearday may be unable to pay increased rent at any facility without experiencing losses.

Because the AIU Merger resulted in an ownership change under Section 382 of the Internal Revenue Code Clearday, Clearday’s pre-AIU Merger NOL carryforwards and certain other tax attributes are subject to limitations.

We underwent an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”), the corporation’s NOL carryforwards and certain other tax attributes arising before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our NOL carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use. Section 382 limitation will cause a significant portion of Clearday’s pre-AIU Merger net operating loss carryforwards to never be utilized. In addition, if Clearday is determined to have discontinued its historic pre-AIU Merger business following the AIU Merger, subject to certain exceptions, the Section 382 limitation could eliminate all possibility of utilizing Clearday’s pre-AIU Merger NOL carryforwards. Additional ownership changes in the future could result in additional limitations on Clearday’s NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of the NOL carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

Clearday has a limited history of operations, and our Longevity-tech planform and Clearday Care adult day care businesses are each an emerging business that will expose us to the risks and uncertainties associated with operating and growing an emerging business within an emerging industry.

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

Clearday incurred substantial expenses in connection with the completion of the September 9, 2021 AIU Merger. Most of these costs were non-recurring expenses, including a substantial fee payable to AGP and legal and other professional fees and expenses and insurance expenses, and the fees related to the registration and issuance of the common stock issued in connection with such AIU Merger. Clearday does not have excess cash flows from its existing businesses to fund the payment of such additional expenses and will require revenues from its innovative businesses or the ability to raise capital through the sale of securities. There can be no assurance that we are able to raise additional funds through the sale of its securities on terms that are acceptable or at all.

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

As of December 31, 2022, we had

●	warrants that are currently exercisable to purchase up to approximately 5,112,320 shares of our common stock at a weighted average exercise price of approximately $6.88 per share, including warrants issued during 2023 to our lenders to purchase up to 1,076,000 shares of our common stock at a weighted average exercise price of approximately $0.75 per share,
●	securities that have been issued by our subsidiaries with an accrued amount equal to approximately $17,172,025 which may be exchanged for shares of our common stock at a price that is equal to the volume weighted average price of our common stock for 20 days prior to the date of such exchange, and
●	Series F Preferred Stock that may be converted into approximately 12,038,095 shares of our common stock.
●	an aggregate amount of 2,506,500 additional warrants that may be exercised by lenders upon the event of default of their loans at an average aggregate price per share of approximately $0.61.

The holders may sell these shares in the public markets from time to time under a registration statement or, after the applicable six-month holding period is satisfied, under Rule 144, without limitations on the timing, amount or method of sale.

Additionally, we have issued to certain lenders an aggregate amount of approximately $965,000 of senior notes and warrants to purchase an aggregate amount of approximately 1,372,500 shares of our common stock. These notes and warrants may be converted or exercised upon an event of default under such notes.

The holders of such convertible or exchangeable for our shares of common stock may exercise such rights sell a large number of shares of our comment stock, which would likely cause the market price of our common stock to decline.

Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price of our shares.

It is possible that the acquisition of most of our outstanding voting stock by another company could result in our stockholders receiving a premium over the public trading price for our shares. Provisions of our restated certificate of incorporation and our amended and restated bylaws, each as amended, and of Delaware corporate law could delay or make more difficult an acquisition of our company by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent, and our bylaws generally require ninety days’ advance notice of any matters to be brought before the stockholders at an annual or special meeting.

In addition, our board of directors has the authority to issue shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders and while we are not listed on an exchange such as the NYSE American, we can issue a significant number of voting shares and voting power without stockholder approval. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire most of our outstanding voting stock, even at a premium over our public trading price.

Furthermore, our certificate of incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. These provisions may have the effect of delaying or preventing a change in control of us without action by our stockholders and, therefore, could adversely affect the price of our stock or the possibility of the sale of shares to an acquiring person.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business.

General Risk Factors

The price of Clearday’s common stock may decrease.

The market price of the Clearday’s common stock may decline as a result of a few reasons, including if:

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

Our efforts to protect our proprietary rights may not succeed in preventing infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications may not result in issued patents and the validity of issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of the products or design around our copyrights, including the coding for our digital services. Additionally, certain of the issued patents and patent applications are owned jointly with third parties. Because any owner or co-owner of a patent can license its rights under jointly owned patents or applications, inventions made by us jointly with others are not subject to our exclusive control. Any of these possible events could result in losses of competitive advantage.

We depend on specific patents and licenses to technologies, and it will likely need additional technologies in the future that it may not be able to obtain.

We utilize technologies under licenses of patents from others for certain of our products. These patents may be subject to challenge, which may result in significant litigation expenses (which may or may not be recoverable against future royalty obligations). Additionally, we may be required to utilize intellectual property rights owned by others, including patents developed by a third-party engineering firm for the cryogenic air quality system, and may seek licenses to do so. Such licenses may not be obtainable on commercially reasonable terms, or at all. It is also possible that Clearday may inadvertently utilize intellectual property rights held by others, which could result in substantial claims.

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

We will face significant competition.

We will compete with numerous care and wellness companies, including developers, owners and operators of residential and non-residential facilities, many of which own or operate facilities that are like Clearday’s current and planned facilities in the same markets in which we are, or will be located. Clearday competes with numerous other managers and operators of care and wellness businesses that are focused on the non-acute care market, including adult day care centers and products that compete with products that will be distributed by Clearday. Some of Clearday’s competitors are larger and have greater financial resources than us and some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures as us. We cannot be sure that we will be able to attract enough clients or residents at rates that will generate acceptable returns or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully and operate profitably.

Clearday’s competition may also be from senior housing, senior healthcare, home healthcare, medical and healthcare providers and technology companies that expand their services or otherwise provide comparable services or utilize tech-enabled products and services that Clearday will utilize. Any such company or combination of companies may have referral or strategic relationships that reduce the number of consumers that would otherwise use Clearday’s products or services. In recent years, a significant number of new senior age communities and services have been developed and continue to be developed. Accordingly, Clearday expects to have increased competitive pressures, particularly in certain geographic markets where Clearday’s intends to operate our care services. These competitive challenges may prevent Clearday from establishing, maintaining or improving revenues, which may adversely affect Clearday.

Our Longevity-tech platform may innovate and disrupt the way that care services are delivered. Other technologies may be in development and may soon be in the market that will compete with our Longevity-tech platform including those that may have more advanced technologies or automated intelligence capabilities than our Longevity-tech platform. The companies that are developing such technologies may work with multi-national companies that have significantly greater resources than us, including distribution and marketing and other services that compliment and improve the services deliverable through our Longevity-tech platform.

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

The US federal minimum wage increases in five steps over five years ending with a $15 minimum wage in 2025, with an automatic increase in line with changes in the median hourly wage in the economy. Certain states have increased the minimum wage to $15 per hour. Additionally, we have received benefits of the Employee Retention Credits under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) which have ended during 2021 This and other labor related actions have increased the cost of our operating expenses. The extent of such actions cannot be predicted with any certainty.

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

Clearday will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. Clearday will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and any exchange that Clearday may have its common stock listed. These rules and regulations are expected to increase Clearday’s legal and financial compliance costs and to make some activities more time-consuming and costly. The executive officers of Clearday will continue to need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also have made it expensive for Clearday to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for Clearday to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in Clearday and could cause our business or stock price to suffer.

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

We carry commercial property, liability and other insurance coverage on our business. We select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not expect to carry insurance for losses such as loss from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, including those covering losses due to terrorism and certain other insurance policies, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could adversely affect our operations. We may discontinue terrorism or other insurance if the cost of premiums for any such policies exceeds, in our judgment, the expected benefit from carrying out the policies. If following the termination or failure to renew any insurance policy we experience an adverse uninsured event, we may be required to incur significant costs, which could materially adversely affect our business and financial performance. Additionally, insurance to cover the risk of business interruptions may not be available or available at commercially reasonable rates and may not cover the specific events that require the closure of interruption of any of our businesses.

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

Severe weather may have an adverse effect on certain residential care or adult day care facilities to be operated by us and by our remaining non-core assets. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on such assets and facilities and result in significant losses to us and interruption of our business, even though we did not experience significant damage to our Naples facility during Hurricane Ian during September 2022. We may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our residential care communities or adult day care centers or the properties owned by use in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operations that may not be adequately covered by insurance.

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

Decreased disclosures in Clearday’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze the results of operations and financial prospects. Clearday cannot predict if investors will find Clearday’s common stock less attractive if it relies on these exemptions. If some investors find Clearday’s common stock less attractive as a result, there may be a less active trading market for Clearday’s common stock and Clearday’s stock price may be more volatile. Clearday may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, Clearday could still be a smaller reporting company if its annual revenues were below $100 million, and it has a public float of less than $700 million. Clearday’s reliance on these exemptions may result in the public finding that Clearday’s common stock to be less attractive and adversely impacts the market price of Clearday’s common stock or the trading market thereof.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted similar rules that may also limit a stockholder’s ability to buy and sell our common stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The “penny stock” rules make it more difficult for a stockholder to deposit our common stock with a broker dealer and to purchase or sell our common stock, which reduces the volume of transactions and increases the volatility of the price of our common stock.

Clearday expects to not pay cash dividends on its common stock and investors may have to sell their shares in order to realize the value for their investment.

Clearday has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Clearday intends to use its cash for reinvestment in the development and expansion of the care and wellness business and to pay its debt and lease obligations. As a result, investors may have to sell their shares of common stock to realize any of their investment.

Clearday’s internal controls over financial reporting may not be effective, which could have a significant and adverse effect on Clearday’s business and reputation.

Clearday is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires Clearday to report on the design and effectiveness of its internal controls over financial reporting.

Some, but not all, of Clearday’s officers and directors have experience as officers or directors of a public company. Clearday’s internal controls have certain material weaknesses, including insufficient segregation of duties. Clearday has instituted efforts to remediate these concerns and enhance Clearday’s internal control environment to remediate these issues by the end of 2021. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause Clearday to fail to meet its periodic reporting obligations or result in material misstatements in Clearday’s financial statements. Clearday may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact Clearday’s results of operations.

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

Clearday’s board has the authority to issue “Blank Check” Preferred Stock, which could affect the rights of holders of Clearday’s common stock and may delay or prevent a takeover that could be in the best interests of Clearday’s stockholders.

The board of Clearday has the authority to issue shares of preferred stock (the “Series Preferred Stock”), in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. Similarly, the Clearday board may authorize a subsidiary of Clearday to issue securities that may have any such rights, powers or preferences. The issuance of any such securities could affect the rights of the holders of Clearday’s common stock. For example, such issuance could result in a class of securities outstanding that would have preferential voting, dividend, and liquidation rights over Clearday’s common stock, and could (upon conversion or otherwise) enjoy all the rights appurtenant to the shares of our common stock. The authority possessed by the board of directors to issue Series Preferred Stock, or any such other securities could potentially be used to discourage attempts by others to obtain control of Clearday through any merger, tender offer, proxy contest or otherwise by making such attempts more difficult or costly to achieve. The board of directors may issue the Series Preferred Stock or any such other securities without stockholder approval and with voting and conversion rights which could adversely affect the voting power of holders of our common stock. There are no agreements or understandings for the issuance of Series Preferred Stock or any such other securities.

The market price and volume of Clearday’s common stock fluctuates significantly and could result in substantial losses for individual investors.

The stock market from time-to-time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of Clearday’s common stock to decrease. In addition, the market price and volume of Clearday’s common stock is highly volatile.

Factors that may cause the market price and volume of the Clearday’s common stock to decrease include:

●	changes in stock market analyst recommendations regarding Clearday’s common stock or lack of analyst coverage;
●	fluctuations in Clearday’s results of operations, timing and announcements of our corporate news;
●	any adverse investor reaction to the September 9, 2021, AIU Merger;
●	adverse actions taken by regulatory agencies with respect to any facilities or their operations or therapeutic based procedures that Clearday provides;
●	any lawsuit involving any care or services or products that Clearday provides;
●	announcements of technological innovations by Clearday’s competitors;
●	public concern as to the safety of services or products developed by Clearday or others;
●	regulatory developments in the United States and in foreign countries;
●	the care and wellness industry conditions generally and general market conditions;
●	failure of Clearday’s results of operations to meet the expectations of stock market analysts and investors;
●	sales of Clearday’s common stock by its executive officers, directors and five percent stockholders or sales of substantial amounts of Clearday’s common stock, including amounts that are sold on market orders when there is insufficient volume and activity regarding our common stock;
●	changes in accounting principles; and
●	loss of any of our key employees and officers.

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

During 2022, Clearday operated 4 residential care facilities and one adult day care facility:

Facility *	Location	Facility Approximate Square Footage
Memory Care of Naples*	Naples, Florida	32,930
Memory Care of Westover Hills	San Antonio, Texas	48,280
Memory Care of Little Rock at Good Shepherd	Little Rock, Arkansas	44,250
Memory Care of New Braunfels	New Braunfels, Texas	43,460

* The Memory Care of Naples facility is owned, and the other facilities were leased. Each of these leased facilities was terminated as described in “Recent Events.”

Our adult day care center is in San Antonio, Texas in a leased facility of approximately 5,100 square feet.

We also own our headquarters building located at 8800 Village Drive, San Antonio, Texas. This building is a 3-story medical office building located on 0.84 acres and has approximately 22,265 rentable square feet. Our Naples facility is subject to a mortgage of approximately $4,550,000 that is due on May 2, 2023. Our headquarters building in San Antonio, Texas is subject to a mortgage loan.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of the Company’s business, some of which may involve material amounts. The Company established accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. The Company accounts for claims and litigation losses in accordance with FASB ASC Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

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

As of the date of this Report, we are subject to certain lawsuits, claims and other legal proceedings, including the following:

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville Facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease. After non-payment, the Landlord instituted litigation (“Simpsonville Action 1”) that is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 in the 368th Judicial District Court of Williamson County, Texas. After the trial court issued a judgment on damages in the amount of $2,801,365 and appeals of this judgment this action was settled on August 5, 2022 as reflected by an Agreed Final Judgment for an aggregate amount of $3,012,011, including costs and expenses in favor of the plaintiff, of which $2,763,936 was settled by the release of a cash bond that Tenant previously deposited with the Court and the remaining amount of $248,075 to be paid within six months after the entry of the judgment. We have not paid this amount. In connection with the settlement of Simpsonville Action 1, Tenant entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility Tenant and Landlord terminated the lease of the Simpsonville Facility as contemplated by such agreement to transfer of certain operations, including lease obligations, which permitted the Landlord to sell the Simpsonville Facility to a third party and thereby limit the future obligations under the lease.

The Landlord filed a second action on April 9, 2021 (Simpsonville Action 2), for claims similar to Simpsonville Action 1 including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. This action captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, James Walesa and Trident Healthcare Properties I, LP, Cause No. 21-0513-C425 in the 425th Judicial District Court of Williamson County, Texas. The court granted summary judgment in this matter in favor of the Landlord on April 14, 2023. Trident and the individual guarantors may appeal this judgement although there can be no assurance that Trident or the individual guarantors will be able prevail in any such appeal. The Landlord may pursue a final order of the court at the completion of a trial or otherwise. If such final order is granted, then subject to any appeal or other action, the Landlord may pursue to enforce the final judgement.

Under the structure used for the lease and operations of the Simpsonville Facility, a subsidiary of Clearday, Inc., Tenant is the direct obligor under the lease and another subsidiary of Clearday, Trident, is a guarantor of the lease obligations. Neither Tenant or Trident have any material assets. We are assessing the exposure of these matters to Clearday, Inc. under these actions, including any liability under indemnification agreements with the individual guarantors. We are scheduling a mediation of this matter and expect to attempt to negotiate a settlement, including the amount and payment terms with the Landlord. Such settlement discussions may continue after any summary judgement against Trident and the individual guarantors. There can be no assurance that the Company will settle these actions on terms that are acceptable or at all.

Certain subsidiaries of the Company that operate hotel assets did not pay employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for certain periods from December 31, 2018, to December 31, 2021. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of December 31, 2022, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $261,000. The Company has accrued this amount in its audited consolidated financial statements as of December 31, 2022. We have met with the staff of the Internal Revenue Service with respect to this matter and believe that this subsidiary is entitled to additional tax credits and adjustments that would substantially reduce this liability. However, there can be no assurance that the Internal Revenue Service will agree that such credits and adjustments are available. Our audited consolidated financial statements as of December 31, 2022, do not accrue any amounts for such credits and adjustments.

In the fourth quarter of 2021, certain subsidiaries of the Company did not remit payroll taxes related to the Earned Retentions Tax Credit (“ERTC”). The ERTC program permitted an offset for such obligations and was terminated during the fourth quarter with an effective termination date of September 30, 2021. As a result, the Company has accrued $1,243,557 in such payroll taxes as of December 31, 2022. These subsidiaries have applied for certain tax credits, including ERTC and Families First Coronavirus Response Act. The Company expects to use such credits that will be applied to reduce these payroll tax liabilities.

Certain subsidiaries of the Company that operate our residential care communities have not paid employment related taxes such as required withholdings for federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal and state unemployment tax from and after the payroll period that ended September 16, 2022. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the amount of the underpayment in its audited consolidated financial statements as of December 31, 2022, of approximately $527,000, which amount does not include any taxes, penalties, and interest. We have met with the staff of the Internal Revenue Service with respect to this matter and believe that these subsidiaries are entitled to additional tax credits and adjustments that would substantially reduce this aggregate liability. However, there can be no assurance that the Internal Revenue Service will agree that such credits and adjustments are available. Our audited consolidated financial statements as of December 31, 2022, do not accrue any amounts for such credits and adjustments.

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,195, as summarized in Note 6 “Indebtedness.” Eight of these financing parties have commenced actions alleging, among other matters, a breach of the MCA Agreement for non-payment and a breach of the guaranty by the applicable guarantors. These actions demand monetary damages that, in the aggregate, are approximately $1,531,640, plus other costs, fees and certain other amounts.

These actions are

1.	Premium Merchant Funding 18, LLC v Memory Care at Good Shepherd LLC and James Walesa (a guarantor), filed in state court in Kings County, New York on August 19, 2022 (summary judgement in this matter was entered in favor of the plaintiff and we have entered a notice to appeal);
2.	Libertas Funding LLC v. Memory Care at Good Shepherd, LLC, et. al. including James Walesa (a guarantor), filed in state court in Monroe County, New York on August 24, 2022 (summary judgement in this matter was entered in our favor and may be appealed by the plaintiff);
3.	Cloudfund LLC v MCA New Braunfels Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Nassau County, New York on August 29, 2022;
4.	Cloudfund LLC v MCA Naples Operating Company, LLC and James Walesa (a guarantor), filed in state court in Nassau County, New York on August 30, 2022 (summary judgement in this matter was entered in favor of the plaintiff and we have entered a notice to appeal);
5.	Swift Funding Source Inc. v MCA Naples Operating Company LLC et. al. including Christin Hemmens (a guarantor), filed in state court in Ontario County, New York on August 31, 2022;
6.	Pirs Capital, LLC v MCA Westover Hills Operating Company, LLC et. al. including James Walesa (a guarantor), filed in state court in New York County, New York on September 8, 2022;
7.	Prosperum Capital Partners, LLC dba Arsenal Funding v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Kings County, New York on September 28, 2022;
8.	Fox Capital Group, Inc. v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Bexar County, Texas on October 25, 2022.

James Walesa is our Chief Executive Officer, and/or Christin Hemmens, is an officer of Clearday. Other than as set forth above, each of these actions are in the pleading or discovery stage of litigation. We cannot provide any assurance that we would prevail in any of these actions or that we would be able to settle any of these actions on favorable terms, if at all.

A mortgage lender for our Naples, Florida facility commenced an action for nonpayment of the mortgage note. The action is captioned A.AD.A, INC.; Anga Properties, LLC; Arce Holdings, LLC; Benfam Holdings LLC; Carolina Resources, LLC; Emilio Diaz SD Investment Account, LLC; Michael B. and Irma B. Goldstein; David J. Gonzalez; Hersab Holdings, LLC; Indocan Investment USA Corporation; Armando Navarro; Robbia Properties LLC; Shochat Holdings I LLC; and Wekwit, Inc. (collectively referred to as the Naples Lender) vs. MCA Naples, LLC, Case No. 11-2023-CA-000243-0001- flied in the Circuit Court in and for Collier County, Florida (the “Benworth Action”). This litigation arises from the nonpayment under the mortgage and promissory note. The Benworth Action demands payment of the principal amount of the promissory note of $4,550,000 together with default interest, late charges, costs advanced, insurance advances, attorney’s fees and costs and seeks the Final Judgment of Foreclosure and such further relief as the court deems just and proper. The Benworth Action also seeks the amount from James Walesa, our Chief Executive Officer, under the personal irrevocable and unconditional guaranty, in favor of Benworth Capital Partners, LLC, of the obligations of MCA Naples, LLC under the mortgage and promissory note.

We are negotiating a forbearance or similar agreement with the Naples Lender which we expect will include payments under the promissory note and the settlement of the other claims and costs. We believe that the fair value of the building and land are greater than the amounts owed under the mortgage. We may also seek to refinance the mortgage obligations to the Naples Lender with another lender. There is no assurance, however, that we would be able to agree to any forbearance or similar agreement or be able to refinance the property on terms that are acceptable or at all.

We have been threatened with litigation by the law firm Rigrodsky Law, P.A. alleging unjust enrichment in connection with shareholder litigation commenced by such firm related to the AIU Merger and claiming damages of $200,000. This law firm alleges that the complaint that was filed caused material supplemental disclosures. The Company is assessing these allegations and expects to respond appropriately.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock trades on the OTC Markets OTCQB under the symbol “CLRD”. The following table details the high and low closing prices for our Common Stock as reported by OTC Markets OTCQB for the periods indicated.

2022	High	Low
Quarter ended December 31, 2022	$1.08	$0.29
Quarter ended September 30, 2022	$1.19	$0.80
Quarter ended June 30, 2022	$2.50	$0.70
Quarter ended March 31, 2022	$2.90	$0.95

2021	High	Low
Quarter ended December 31, 2021	$4.15	$2.06
Quarter ended September 30, 2021*	$10.87	$3.00
Quarter ended June 30, 2021	$10.76	$3.83
Quarter ended March 31, 2021	$7.58	$2.99

* The AIU Merger closed during this period. Prior to such closing, the stock price was that of Superconductor Technologies Inc.

The high and low prices during the first quarter of 2023 ended March 31, 2023, were $1.30 and $0.47, respectively.

Holders of Record

We had approximately 425 holders of record of our common stock on March 31, 2023. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends soon. Our ability to declare or pay dividends on shares of our common stock is subject to the requirement that we pay an equivalent dividend on each outstanding share of our Preferred Stock (on an as-converted basis).

Sales of Unregistered Securities

The information regarding the sale of equity securities of the Company required by this item has been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Repurchases of Equity Securities

None.

Warrants

The Company has three separate types of warrants that are outstanding:

●	warrants that were granted and outstanding by Superconductor Technologies Inc. (“STI”) prior to the effective date of the AIU Merger;
●	warrants assumed by the Company that were granted by AIU prior to the September 9, 2021, effective date of the AIU Merger; add
●	warrant that were issued by the Company after the AIU Merger.

The following is a summary of such outstanding warrants at December 31 2022:

STI Warrants Prior to the AIU Merger Effective Date.

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to March 2018 financing	513	513	$340.73	March 6, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024

Warrants that were issued by AIU and have been assumed by Clearday in the AIU Merger.

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants issued in connection with financings *	3,281,508	3,281,508	$5.00	November 15, 2029
Warrants issued to a consultant ^	500,000	500,000	$11.00	August 10, 2026

*	Two of our subsidiaries have preferred securities that are classified under accounting principles generally accepted in the United States of America (“GAAP”) as Non-Controlling Interest: (1) the preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share of AIU Alt Care (the “Alt Care Preferred Stock”); and (2) the preferred limited partnership interests of Clearday OZ Fund (the “Clearday OZ LP Interests”). As of December 31, 2022, there are 1,376,118 warrants that were issued by Clearday to investors in the Alt Care Preferred Stock and the Clearday OZ LP Interests. As of the effective date of the AIU Merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the AIU Merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. The exercise price per share for each is $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

^	Prior to the closing of the AIU Merger, AIU issued to a consultant that is subject to a development agreement a warrant representing 500,000 shares of the Company’s Common Stock as of the effective date of the AIU Merger at an exercise price of $11.00 per share, or which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Lender Additional Remedy Warrants:

Each of the following warrants were issued in connection with a financing and provides that the warrant may only be issued upon an event of default under the related promissory note.

	Common Shares
	Outstanding	Exercisable	Exercise Price	Maturity Date
Related to the January 12, 2023, Financing (Mast Hill LP)	1,134,000	0	$0.75	5 years after Trigger Date*
Related to the September 30, 2022, Financing (Mast Hill LP)	472,500	0	$0.50	5 years after Trigger Date*
Related to the July 1, 2022, Financing (Mast Hill LP)	900,000	0	$0.50	5 years after Trigger Date*

*	Trigger Date is defined as the date of an Event of Default under the promissory note that is related to the financing in which this warrant was issued.

Lender Warrants:

	Common Shares

Related to the February 17, 2023, Financing (Jefferson Street Capital LLC)	225,000	225,000	$0.75	March 16, 2028
Related to the January 12, 2023, Financing (Mast Hill LP)	851,000	851,000	$0.75	February 14, 2028

Derivative Calculation

During the year ended December 31, 2022, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance ranging from $0.81 to $0.82; risk-free interest rates ranging from 2.88% to 3.92%; volatility ranging from 130% to 132% based on the historical volatility of the Company’s common stock; exercise prices of $0.50; and terms of sixty months.

Stock Options

On December 31, 2022, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”) that were in effect for STI prior to the effective date of the AIU Merger. Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and twelve months ended December 31, 2022. There were no stock options that were exercisable on December 31, 2022.

Restricted Stock

During 2022, we issued approximately 558,150 shares of our common stock to an institutional lender as additional fees for loans, 1,778,436 shares of common stock to our Chief Executive Officer in exchange for indebtedness we owed such individual and for $200,000 as stock-based compensation and approximately 334,345 shares of our common stock to third party consultants for services.

As of December 31, 2022, there was no unamortized stock compensation.

Equity of Subsidiary

Non-Controlling Interest

The AIU Alt Care Preferred stock and the Clearday OZ LP Interests accrue a preferred return of 10.25% per annum.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis, including information with respect to Clearday, its plans, and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties.

Overview

We shifted our business strategy to provide technologies and innovative care solutions to address the global aging crises and be less focused on operating residential care facilities. We have used our extensive experience in senior care, including owning and operating high-performing residential care facilities in the most challenging senior care venues (Memory and Alzheimer’s treatment), to develop our purpose-built Longevity-tech platform for the 170 million Americans turning 50 by 2030. See “Recent Events.”

Prior to the first quarter of 2023, our business was primarily focused on providing care at four residential care facilities and one adult day care center and the development of our Longevity-tech platform.

The discussion in this Item 7 includes the conduct of businesses at three residential care facilities that as of the date of this Report we terminated. See “Recent Events.”

As of December 31, 2022, we operated four residential memory care facilities that are in three U.S. states and operated through our Memory Care America LLC (“MCA”) subsidiary. These facilities focus on treating residents suffering from any of the 25 forms of dementia that may be treated in a residential care facility, Alzheimer’s being the most common. We use our knowledge and our experience in treating dementia and other cognitive disorders to develop technology-enabled businesses, aligned to next-generation non-acute care and wellness services and products.

All of our long-lived assets are located in the United States and, during the year ended December 31, 2022, and 2021, respectively, all of our revenue was derived from within the United States.

Seasonality

Residential care facilities are seasonal in nature. Generally, residential care facilities suffer revenue losses in winter months as there is often an increase in the loss of residents during these periods primarily because of flu and other health issues during such periods.

Results of Operations

Our operating revenues during 2022 were predominately from our four residential memory care facilities and our adult day care center. MCA earns revenue primarily by providing services to individual residents for a specified monthly fee, which fee includes all services such as room, meals and programs and to a lesser extent, certain community fees for a resident to move into a facility. All of MCA’s revenues are “private pay” which are charged directly to the resident and paid by such individual’s family or administrator. Residents may terminate services upon advance notice of a specified period. A portion of our 2022 revenues were from our adult day care business. Our adult day care service earns revenues primarily by providing services to individual clients for weekday sessions, which includes activities. A part of our revenues includes reimbursements to veterans under a program by the United States Department of Veterans Affairs (VA).

Our operating expenses are primarily the expenses of our MCA facilities described below as well as the expenses that we incur in our other businesses including adult day care and our Longevity-tech platform.

These SG&A Expenses during 2022 were primarily insurance, interest expense, bank fees, equity-based compensation and audit and other professional fees.

Certain Key MCA Statistical Data for the Years ended December 31, 2022, and 2021:

The following table presents a summary of our operations of our residential care business for the years ended December 31, 2022, and 2021, which do not include corporate overhead or our innovative care businesses such as our Longevity-tech platform including our digital offerings and robotic services or our adult day care business:

	Year ended,		Increase/(Decrease)
	December 31, 2022 *	December 31, 2021 *	Amount	Percent
Revenues:
MCA Resident Facilities	$12,092,815	$12,603,346	(510,531)	(4.05)%

Operating expenses:
Wages and benefits	8,215,600	9,276,098	(1,060,498)	(11.43)%
MCA facility operating expenses	4,875,402	5,553,826	(678,424)	(12.22)%
Lease expenses (1)	3,858,902	4,885,958	(1,027,056)	(21.02)%
Depreciation and amortization	613,674	465,089	148,585	31.95%
Total operating expenses	17,563,578	20,180,971	(2,617,393)	(12.97)%

Operating loss	(5,470,763)	(7,577,625)	2,106,862	(27.80)%

Interest	2,404,843	689,211	1,715,632	248.93%
Impairment(2)		4,396,228	(4,396,228)	100.00%
Other (income) expenses(3)	(2,220,583)	(4,505,496)	2,284,913	(50.71)%
Total other/(income) expenses	184,260	579,943	(395,683)	(68.23)
Net Loss	$(5,655,023)	$(8,157,568)	$(2,502,545)	(30.68)%

*	2021 includes the results and operations of the Simpsonville facility. We did not operate the Simpsonville Facility from and after September 30, 2021.

(1)	Lease expenses includes the accrual of rent and related amounts that have not been paid to the lessor of the Simpsonville facility in connection with a dispute described in Item 3 – Legal Proceedings based on the amounts stated in the applicable lease agreement.
(2)	Impairment of Right of Use assets (leases) in 2021 regarding the facilities in New Braunfels, Texas, Naples, Florida and Simpsonville, South Carolina.
(3)	Other (income) expenses include the amount primarily arising from the forgiveness of PPP loans, and ERTC credits received and the gain on the sale of investment during 2021.

MCA expenses are primarily related to the MCA facilities and providing care to the residents, including:

●	wages and benefits, including wages and wage-related expenses, such as health insurance, workers’ compensation insurance and other benefits for the Company MCA employees, including MCA management;

●	MCA facility operating expenses, including utilities, housekeeping, dietary, maintenance, regulatory requirements, insurance and administrative costs and salaries, including the compensation to persons who develop, market and provide our innovative products and services;

●	lease expenses for MCA facilities;

●	other general and administrative expenses, principally comprised of general management including the Company’s headquarters, general insurance, legal, accounting and investments in technology;

●	depreciation and amortization expense on buildings and furniture and equipment;

●	interest expenses for loans and other financings related to the MCA businesses, including loans to one lessor of three of the MCA facilities and the mortgage financing of the one owned MCA facility; and

●	Other expenses for the development of technology used in supporting operations and next generation of tech-enabled non-acute care and wellness solutions.

Revenues. Our MCA Facility revenues decreased by approximately 4.0% or $0.5 million to approximately $12.1 million during 2022 from approximately $12.6 million during 2021, primarily due to lack of revenues from the Simpsonville community which was included in 2021 until September 30, when we executed the facility, lower revenues in some of the facilities due to number of residents, offset by additional revenues during 2022 from our adult day care which we acquired at the end of May 2021, resulting in approximately seven months of revenues from this facility during 2021.

Operating Expense. Operating expenses decreased by approximately 13.0% or $2.6 million to $17.6 million during 2022 from $20.1 million during 2021. MCA Facility total operating expenses are primarily allocated to the MCA wages and benefits and MCA facilities operating expenses and MCA lease expenses., primarily due to (1) the reclassification of some operating expenses into Selling General & Administrative expenses (2) offset in part by the reduction of operating expenses because, in the fourth quarter, we transferred the operations and obligations of our Simpsonville facility resulting in our operating expenses for the Simpsonville facility were reduced to a specified limit during the last quarter of 2021, which did not including the rental expense which was included for the full annual period. As such, the decrease of operating expenses allocated to the Simpsonville facility reflected only the operating expenses such as compensation and insurance during the fourth quarter. MCA lease expenses also increased due to operations and related amounts.

Research & Development. We did not record any R&D expenses during 2022 or 2021.

Depreciation and amortization. Our MCA Facility consolidated depreciation and amortization expenses increased by approximately 31.95% or $0.61 million during 2022 from $0.46 million during 2021, primarily because of the increase in such expenses allocated to MCA facilities that were being given back to the landlord as we accelerated the depreciated the remaining asset.

Interest. Our consolidated interest expense increased by approximately 248.93% or $1.7 million to $2.4 million during 2022 from $0.68 million during 2021. Our interest expense is primarily allocated to the MCA, which amounts accounted for approximately 79% or $2.4 million of such expenses during 2022 compared to approximately 100% during 2021. The increase in MCA allocated interest is primarily due to our high interest loans financings that were incurred to fund operating expenses and the development costs for our innovative products and services in advance of amounts received from the Internal Revenue Service under the employee retention tax credit (“ERTC”) program which was delayed. The interest expense that was not allocated to MCA related primarily to the mortgage on our headquarters building and other real estate assets. The amount of interest expense does not include any accrual of interest for unpaid interest under the MCA Agreements, each of which are not being paid by us. See Item 3 Legal Proceedings.

Impairment. There was not any impairment taken during 2022 as compared to 2021 where we there was an impairment charge of approximately $7.4 million impairment on our operating facilities in New Braunfels, Texas and Simpsonville, South Carolina Impairment a non-cash expense and related solely to analysis required under GAAP for long lived assets as described in footnote 4 to our 2021 audited financial statements included in this Report.

Other (income) expenses. Our consolidated other (income) expenses decreased significantly by approximately $2.3 million primarily due to ERTC grants in 2021.

Gain on sale of investment. There was no gain on the sale of investments in 2022 as compared to 2021 where there was a gain recorded before the AIU Merger realized from the gain on sale of investment or $1,172,151 during 2021 that was recorded as other (income) expenses.

Revenues and Expenses Not Allocated to the Facilities:

Revenues. We did not have any material revenues during 2022 that we have not allocated to the Facilities.

Expenses Not Allocated to the Facilities: Our operating and other expenses that are not allocated to our Facilities, included the following:

Operating Expenses. Our consolidated operating expenses decreased by approximately 31.77% or $9.0 million during 2022 from $13.2 million during 2021. We increased our accounting and financial staff to lessen our reliance on accounting consultants. Selling, General and Administrative Expenses: Our selling, general and administrative expenses decreased by a net amount of approximately 93.08% or $0.12 million during 2022 from $1.8 milling during 2021. The decrease is primarily due to the fees paid to our financial consultant or investment banker that were paid in 2021.

Depreciation and Amortization Expenses: Depreciation and amortization expenses decreased approximately 27.53% or $0.14 million.

Other (Income) Expenses: Other income increased by a net amount of approximately $million, primarily because primarily due to gains recorded in the $1.6 million of debt extinguishment with AGP and the coupled with losses in our hotel and real estate and our Simpsonville Facility

SG&A Expenses. Our consolidated SGA Expenses decreased by approximately 32.3% or $5,002,720 million during 2022 from $7,393,834 million during 2021, primarily due to the Company accounting for certain expenses including those for corporate expenses incurred in the development of the Company’s Longevity-tech platform, as operating expenses during 2022 rather than SG&A expenses as our Longevity-tech platform became available for sale or license. There was also a significant reduction in accounting services, audit, and legal services as 2022 did not have such expenses related to the AIU Merger and the amount of such expenses related to the litigations related to the Simpsonville Facility described in Item 3.

We ceased operating our Simpsonville Facility as of September 30, 2021, and terminated the lease in August 2022. During the nine months ending September 30, 2022, we recognized an aggregate net loss attributable to the Simpsonville Facility of approximately $0.65, primarily due to the continued accrual of lease expenses related to this Facility in the amount of approximately $0.63 million, offset by other income related to employee retention tax credit (“ERTC”) for certain employees under the CARES Act. As disclosed in our Current Report on Form 8-K filed on September 15, 2021, we entered into an Operations Transfer, Interim Management and Security Agreement (the “Simpsonville Transfer Agreement”) with Brookstone Terrace of Simpsonville, LLC (“Brookstone”) and, as described in Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, we terminated this lease with the landlord in connection with the settlement of a litigation. Until the date of such lease termination, we continued to accrue the lease expense. The base rent attributable to this Facility was 97,490 per month, subject to a 2% increase commencing June 1, 2022, offset by a $30,000 monthly credit under the Simpsonville Transfer Agreement payable by Brookstone that began on May 1, 2022.

Other Leased Facilities

As described under “Recent Events,” we terminated the leases of three of our Facilities, effective May 1, 2023.

Concentration of Risk—Revenues.

The Company’s revenue for the years ended 2022 and 2021 consisted of operations from our MCA residential facilities and our adult day care facility in four states (three states as of December 31, 2022). The Company expects to continue to be dependent on revenues from our remaining MCA community and our adult day care center until we can have revenues from our Longevity-tech platform. Any failure of our MCA community or adult day care center to continue these businesses would significantly and adversely impact the Company. The MCA revenues are primarily private pay and do not rely on reimbursements from Medicare or Medicaid. The Company expects that such concentration will continue until revenues are realized from its Clearday Clubs and our Longevity-tech planform.

The COVID-19 pandemic has slowed the ability of the Company to dispose of its remaining assets that are not related to its and lowered the expected price of such remaining assets.

Liquidity and Capital Resources.

Clearday requires cash to fund its current operations and continued innovation of non-acute care and wellness services. As of December 31, 2022, Clearday has an accumulated deficit of $(79,671,065) loss from continued operations of $(14,462,738) and losses from cash flows from operating activities in the amount of $(3,978,027).

Net cash from investing activities of continuing operations of $1,051,245 and net cash from financing activities was $2,157,345 due mostly to the proceeds from the sale of redeemable preferred shares and member units in subsidiaries.

We do not have sufficient cash resources from the net cash flows of operations from our current businesses to sustain our operations for the next twelve months and will rely on the continued sale of non-core assets, tax credits, government sponsored financing programs and related amounts, and raising capital through the sale of our securities. We expect to solicit additional capital as financing prior to the expected closing of the Viveon Merger or “bridge financing” and additional financing at the close or subsequent to the Viveon Merger closing. We are discussing terms with certain lenders for the bridge financing, although there can be no assurance that any such financing transactions will be consummated on the terms or timeframe currently contemplated, or at all.

The impact of the COVID-19 pandemic and any other public health emergency could continue to have a material adverse effect on Clearday’s business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2021. For example, during December of 2022 we temporarily suspended operations at our adult day care center due to COVID-19.

Clearday expects that the following factors will affect our future liquidity:

●	Operating revenues are expected to be affected, primarily because of

	-	Our ability to monetize our Longevity-care platform through rental, distribution networks and sales
	-	Our ability to open additional adult day care centers;
	-	Our ability to increase revenues by providing additional products and services through our Longevity-care platform; and
	-	Our ability to continue our joint ventures and add additional alliances to develop and market other care technologies.

●	Operating costs are expected to be affected, primarily because of:

	-	Our ability to reduce the staff to resident ratios in our remaining residential care facility;
	-	The costs and expenses related to additional sales and marketing staff and staff to deploy our robots and other technologies, and reduce staff turnover through better training and recruitment;
	-	The expiration of the Employee Retention Credit under the CARES Act,
	-	Increased pressures on wages and agency fees due to industry staffing shortages;
	-	Additional interest expenses related to our high interest loans that we have incurred during 2022, offset in part by expected refinancing of certain mortgages and debt and the receipt of other financings such as SBA sponsored programs and additional amounts that we expect to receive through tax credits; and
	-	Reduced operating expenses related to our exit of memory care facilities.

●	Selling and general administrative costs will be affected, primarily because:

	-	The significant product development costs that are recorded as operating expenses are expected to remain consistent or be lower as our Longevity-tech planform and Clearday Clubs business models, strategies and marketing plans have been developed; and

	-	We will incur additional compensation expense for our executives that have suspended their compensation to allow the Company to reduce its operation cash needs.

Change in our business strategy

We have pivoted our business strategy as described in Item 1 – Recent Events. This change in business has shed three of our residential care facilities that used more than $.114 during 2022 of net cash in operations. We expect that our business that is focused on our Longevity Care platform will have substantially less net cash flow needs compared to our residential care businesses.

We expect to pursue the following that will materially affect our liquidity and net cash flow needs:

●	Continue the marketing of our Longevity-tech platform directly and through alliances and others;
●	Increase revenues in our remaining residential care facility by introducing products and services in our Longevity-tech platform that should also increase the number of residents;
●	Increase the number of our adult day care centers.
●	Obtain additional capital including bridge financing in anticipation of the Viveon Merger.
●	Obtain additional financing and incur additional liabilities in connection with the Viveon Merger.

COVID-19. The pandemic and the regulatory responses and additional initiatives have and will likely continue to have a material effect on Company’s facilities-based businesses and operations.

We expect to continue to monetize our remaining assets that are not related to our care businesses

Funding History.

Clearday has historically financed its operations primarily through the sale of its equity and debt securities in private placements. Clearday has incurred negative cash flows from operations. On December 31, 2022, Clearday had an aggregate amount of cash and restricted cash of $.2 and a deficit of $63.5 million.

Cash Flows.

The following table ($ in 000) shows a summary of Clearday’s cash flows for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022	2021
Net cash used in activities of continuing operations	(3,978,027)	(11,832,919)
Net cash provided by (used in) operating activities of discontinued operations	-	9,222,731
Net cash used in operating activities	(3,978,027)	(2,610,188)

Net cash provided by investing activities of the continuing operations	1,051,245	(493,451)
Net cash provided used in investing activities	-	-
Net cash provided by investing activities	1,051,245	(493,451)

Net cash provided by continuing operations	-	-
Net cash used / provided in financings	2,157,345	3,208,648
Net cash provided by in financing activities	(769,437)	105,009

Operating Activities.

Net cash used in operating activities was $3.9 million for the year ended December 31, 2022, and $2.6 million for the year ended December 31, 2021. Net cash used in continuing operations for the year ended December 31, 2022 resulted from a net loss of $14.5 million adjusted for certain non-cash items including approximately:

●	$1.6 million gain on the extinguishment of debt arising from the modification of the AGP Note,
●	$1.5 million amortization of right of use assets,
●	$1.2 million of costs related to derivative liabilities,
●	$1.0 million gain on the termination of our lease at the Simpsonville Facility,
●	$1.0 million relating to PPP loan forgiveness,
●	$0.9 million related to deferred revenues from promotional discounts,
●	$0.4 million related to stock-based compensation for certain officers, directors and consultative services,
●	$0.4 million equity issued in connection with financings, and
●	$0.5 million in other depreciation and amortization

Investing Activities.

Net cash provided by investing activities was $1 million for the year ended December 31, 2022, and net cash provided of $05. million for the year ended December 31, 2021. Net cash used for the year ended December 31, 2022, consists primarily of investment activities in payments for capitalized software costs of $1.9 million, $0.982 million in cash from sale of property & equipment.

Financing Activities.

Net cash provided by financing activities was $2.1 million for the year ended December 31, 2022, and net cash used of $3.2 million for year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022, consisted primarily of net proceeds received from the new loans is $8.3 million (i) cash in-flow from the sale of preferred and member interests in non-controlling entity of $0 million; (ii) repayment of long-term debt in the amount of $4.8 million.

HHS Government Grants

The Company recognizes income for government grants when grant proceeds are received and the Company determines it is reasonably assured that it will comply with the conditions of the grant, the Company will recognize the distributions received in the income statement on a systematic and rational basis. The Company will estimate the fair value of the grant using the applicable HHS definitions of healthcare related expenses and lost revenue attributable to COVID-19, considering the Company’s projected and actual results at the end of each reporting period.

Upon conclusion that the Company is reasonably assured that it has met the conditions of the grant, it must measure the amount of unreimbursed health-care related expenses and lost revenue related to COVID-19 at the end of each reporting period and release that amount from Refundable Advance to Other Revenue. During the year ended December 31, 2022, the Company has received grants amounting to $0 and total grant received so far by the Company amounts to 675,868.

Contractual Obligations and Commitments.

See Note 7 “Commitments and Contingencies” of the audited consolidated financial statements within this Quarterly analysis, which information is incorporated herein by reference.

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

Restricted cash as of December 31, 2022, and December 31, 2021, includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

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

During the years ended December 31, 2022, and 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements.

Impact of Climate Change.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at The Company’s communities to increase. In the long term, the Company believes any such increased costs will be passed through and paid by the Company’s residents and other customers in higher charges for The Company’s services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect the Company’s financial condition and results of operations.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities The Company operates. Flooding caused by rising seas levels and severe weather events, including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities the Company operates. The Company mitigates these risks by procuring insurance coverage. The Company believes adequate to protect the Company from material damage and losses resulting from the consequences of losses caused by climate change. However, the

The company cannot be sure that its mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on the Company’s financial results.

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

None

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding those individuals currently serving as our directors (or nominated to serve as a director) and executive officers as of March 31, 2023:

Name	Age	Position
Independent Directors:
Elizabeth M. Caveness (2*)(3)	59	Director
Alan H. Channing (1)(2)(3*)	78	Director
Jeffrey A. Coleman (1)(3)	47	Director
Richard M. Levychin (1*)	64	Director

Executive Directors:
BJ Parrish	51	Director and Chief Operating Officer and Chief Financial Officer
James T. Walesa	62	Director and Chief Executive Officer

Other Executive Officers:
John R. Bergeron (^)	66	Independent Contractor
Linda Carrasco	66	Executive Vice President / President of Memory Care America
Richard M. Morris	62	Executive Vice President / General Counsel
Gary Sawina	67	Executive Vice President / Director of Real Estate

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Governance and Nominating Committee.
*	Chair of such committee
^	Mr. Bergeron is an independent contractor that resigned as our Chief Financial Officer on November 23, 2022, and continues to provide services to us.

Each of our directors was nominated based on the assessment of our Nominating Committee and our Board that he has demonstrated: an ability to make meaningful contributions to our Board; independence; strong communication and analytical skills; and a reputation for honesty and ethical conduct. Our Board consists of and seeks to continue to include persons whose diversity of skills, experience and background are complementary to those of our other directors.

James T. Walesa

Chair of the Board and Chief Executive Officer

Mr. Walesa has served as the Chairman of Clearday’s board of directors and its Chief Executive Officer since the closing of the AIU Merger. He has been the Chairman and CEO of AIU, now known as Clearday Operations, Inc., since its formation. Mr. Walesa has been part of the managers or otherwise active in the business of Clearday and its predecessors. Mr. Walesa has more than three decades of experience in financial services with an emphasis on the real estate, energy and care and wellness industries. In 1988, Mr. Walesa founded the Asset Management & Protection Corporation (AMPC), where he currently serves as its Principal, a position he has held since 1988. From September 4, 2019, to December 2021 (when he retired as a securities broker), Mr. Walesa was a registered representative with Arkadios Capital LLC, a SEC full-service broker dealer, resident in their office in Park Ridge, Illinois. After such retirement, Mr. Walesa directed his business activities to Clearday. Mr. Walesa previously served on the advisory board of Nasdaq-traded Bank Financial Corp. (Nasdaq: BFIN) and currently serves as a member of the board of directors of Gadsden Properties, Inc. (OTC PINK: GADS), and the chairman of the board of Citadel Exploration, Inc. (OTC PINK: COIL) and a member of the board of directors of SitePro, a private company. He was the Chicago chairman for the National Multiple Sclerosis Society and is a member of the Alzheimer’s Alois Society in recognition of his leadership and support of the Alzheimer’s Association to prevent and cure dementia related disease. Mr. Walesa received a B.S. in Business Administration from Rockford University. Mr. Walesa was selected to serve on the board of Clearday due to his expertise in the real estate industry and his investment and capital market experience. Mr. Walesa was a director and officer of Clearday when its subsidiary filed for bankruptcy protection during July 2019. Additionally, Mr. Walesa is the guarantor of certain indebtedness of the Company or its subsidiaries that are subject to litigation and judgements as described under “Description of Business—Legal Proceedings”.

Clearday believes that Mr. Walesa’s knowledge of the business of Clearday, including his relationship with the Clearday stockholders, his negotiation of the AIU Merger agreement and his knowledge of the longevity care and wellness market qualify him to serve as the Chairman of the board of directors of the combined company.

BJ Parrish

Director and Chief Operating Officer and Chief Financial Officer

Mr. Parrish has served as a member of Clearday’s board of directors and its Chief Operating Officer since the closing of the AIU Merger and the Interim Chief Financial Officer since November 2022. He has been the director and the Chief Operating Officer of AIU, now known as Clearday Operations, Inc., since its formation. Mr. Parrish has served as the Chief Financial Officer and Secretary of Cibolo Creek Partners, LLC, a Delaware limited liability company, (“Cibolo Creek”), since 2005 and a Director since 2013 and, in such capacity, was integral to the investment and operations of the businesses that were acquired by Clearday. Mr. Parrish is responsible for the financial management of Cibolo Creek and the investments of which it serves as general partner or manager. Mr. Parrish is also instrumental in the raising of capital through both the equity and debt markets for all of Cibolo Creek’s investment ventures. Prior to Cibolo Creek, Mr. Parrish served as the Vice President of Cibolo Creek’s predecessor company, Midland Red Oak Realty Inc. where he was involved in the formation of a $100 million credit facility, as well the acquisition and disposition of over $200 million worth of commercial real estate assets across the Southwest United States. Prior to Midland Red Oak Realty Inc., Mr. Parrish was a financial analyst and a manager of investor relations with Southwest Royalties, Inc., a privately held oil and gas exploration and production company. Mr. Parrish received a B.B.A. in finance and an M.B.A., both from the University of Texas Permian Basin. Mr. Parrish is also the Interim Chief Executive Officer and a member of the board of directors of Gadsden Properties, Inc. (OTC: GADS). Mr. Parrish was selected to serve on the board of GPI due to his expertise in the real estate industry and his investment and capital market experience. Mr. Parrish was a director and officer of Clearday when its subsidiary filed for bankruptcy protection during July 2019.

Clearday believes that Mr. Parrish’s knowledge of the business of Clearday, and his knowledge of the longevity care and wellness market as well as his leadership in the sale of the non-core assets qualify him to serve as a member of the board of directors of the combined company.

Elizabeth M. Caveness

Director

Beth Caveness has served as a director, the Chair of our Compensation Committee and a member of our Governance and Nominating Committee since the closing of the AIU Merger. Beth Caveness, in 2001, founded Village Pharmacy of Hampstead Inc., an independent pharmacy located in Hampstead, North Carolina. She grew the business to four pharmacies and sold these independent pharmacies. Dr. Caveness is active in advocacy and works on a state and national level to improve pharmacy. She is a member of National Community Pharmacists Association (“NCPA”), North Carolina Association of Pharmacists and Community Pharmacy Enhanced Services Networks and serves on the Independent Pharmacy Network committee of PillPAC, a political action committee for the NCAP and on the advisory board for the Pender County, North Carolina Health Department. Dr. Caveness received her B.S. Biochemistry from North Carolina State University in 1986, a B.S. Pharmacy from the University of North Carolina at Chapel Hill in 1990 and her PharmD. from the University of North Carolina at Chapel Hill in 2005.

Clearday believes that Dr. Caveness’ experience as a pharmacist of almost 35 years and her knowledge and advocacy of the evolutions in the businesses that provide pharmaceuticals, nutraceuticals and related products in the longevity care and wellness industry qualify her to serve as a member of the board of directors of the combined company.

Alan H. Channing

Director

Alan Channing has served as a director, member of our Audit Committee, member of our Compensation Committee, Chair of our Governance and Nominating Committee since the closing of the AIU Merger. Alan Channing became the principal officer of Channing Consulting Group, LLC following his retirement as President and CEO of the Sinai Health System, Chicago, Illinois, in 2014, a role he held for ten years. Sinai Health System, a safety net provider, is an integrated delivery system located on Chicago’s west side. Under Mr. Channing’s leadership, Sinai achieved national recognition for clinical quality, community engagement and benefit, addressing disparities and creating the concept of “pre-primary” care. Mr. Channing has been the CEO of several large teaching hospitals including Wishard Memorial in Indianapolis, Elmhurst Hospital Center in Queens, New York, and the renowned Bellevue Hospital Center in Manhattan. Channing has served as a resource to the Ohio Hospital Association, the Cleveland Center for Health Affairs, Greater New York Hospital Association and the Hospital Association of New York State. He has testified before the US Congress, the Ohio Senate, and both houses of the Illinois legislature. He served as chairman of the Illinois Hospital Association during a challenging legislative year and as board chairman of Family Health Network, a Medicaid managed care company. He serves as an advisor to several healthcare organizations including AVIA Health which focuses on digital transformation for healthcare providers; 330 Partners which advises Federally Qualified Healthcare Clinics (FQHCs) on strategy, partnerships, and operations; and Genesis Orthopedics & Sports Medicine, a Chicago based orthopedic practice. Mr. Channing is active in many charities. He is a member of the Board of Directors of Medical Home Network (MHN), a not-for-profit collaborative that unites provider communities and diverse healthcare entities around a common goal: to redesign healthcare delivery and transform the way care is managed at the practice level. MHN began by focusing on Maternal and Child Health on the West and South Sides of Chicago. From October 2015 to present is an Algebra and Trig tutor with the New York City Public Schools. Mr. Channing graduated in 1968 with a B.S. Engineering /Industrial Management from the University of Cincinnati and in 2001 with a M.S. in Hospital Management from The Ohio State University where he retains an assistant professorship.

Clearday believes that Mr. Channing’s experience and knowledge of approximately five decades in sophisticated hospital systems including his knowledge of the longevity care and wellness qualify him to serve as a member of the board of directors of the combined company.

Jeffrey A. Coleman

Director

Jeffrey A. Coleman has served as a director, a member of our Audit Committee and a member of our Governance and Nominating Committee since the closing of the AIU Merger. Jeffrey A. Coleman is an attorney with 20 years’ experience in litigation and transactional work with a focus on elder and geriatric issues. This work has seen him represent an array of clients in his field, including professional fiduciaries, businesses, lenders, and individuals. He has also represented businesses as general counsel, including work as general counsel for a publicly traded company, Citadel Exploration, Inc. In his role as general counsel of such company, he was responsible for risk analysis, negotiation, solving operational challenges, and successfully completing acquisitions and divestitures. Mr. Coleman graduated from the University of California at Santa Barbara with high honors in 1997 and received a J.D. from Fordham University School of Law in 2000.

Clearday believes that Mr. Coleman’s experience, including his role as the general counsel of a public company, and almost 20 years of legal experience qualify him to serve as a member of the board of directors of the combined company.

Richard Levychin, CPA, CGMA

Director

Richard Levychin has served as a director and Chair of our Audit Committee since his appointment on January 31, 2022. Richard Levychin is a Managing Partner in the Commercial Audit and Assurance practice of Galleros Robinson, Certified Public Accountants, LLP, a mid-sized CPA and Advisory firm with offices in New York, New Jersey, Florida, and the Philippines, where he focuses on both privately and publicly held companies. Prior to taking this position in October 2018, Richard was the managing partner of KBL, LLP, a PCAOB certified independent registered accounting firm, since 1994. Mr. Levychin has over 35 years of accounting, auditing, business advisory services and tax experience working with both privately owned and public entities in various industries including media, entertainment, real estate, manufacturing, not-for-profit, technology, retail, technology, and professional services. His experience also includes expertise with SEC filings, initial public offerings, and compliance with regulatory bodies. As a business adviser, he advises companies, helping them to identify and define their business and financial objectives, and then provides them with the on-going personal attention necessary to help them achieve their established goals. Mr. Levychin is a member of the Board of Directors of Pershing Resources Company, Inc. (OTCMKTS: PSGR) and a member of the Board of Directors and Chairperson of the Audit Committee of AgriFORCE Growing Systems Ltd. (NasdaqCM: AGRI).

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

John R. Bergeron, CPA

Independent Contractor Former Chief Financial Officer

John Bergeron served as our Executive Vice President and Chief Financial Officer since December 8, 2021 through November 23, 2022. In such a capacity, he is our principal financial and accounting consultant. Mr. Bergeron provided consulting services to us during November and December 2021. Mr. Bergeron was also the Chief Financial Officer of Spine Injury Solutions, Inc., since October 2011 and one of their directors since July 2010 until the date that such company was sold, March 30, 2022. From May 2008 through September 2014, he served as President of Jolpeg Inc., a private firm that consults on financial matters in service industries. From May 2002 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance. Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms. He has also worked as an auditor for Arthur Andersen. Mr. Bergeron has more than thirty years’ experience in financial management and corporate development of manufacturing and service industry companies. He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, and structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance. Mr. Bergeron is a Certified Public Accountant. He received a Bachelor of Business Administration in Accounting from Lamar University in 1979.

Linda L. Carrasco

Executive Vice President and President Memory Care America LLC

Ms. Carrasco has served as our Executive Vice President since the closing of the AIU Merger and has served as the President of our subsidiary MCA, Clearday’s residential memory care facility business, since July 2019, when she was promoted to that position from the Executive Director of the MCA’s Westover Hills, Texas facility, a position she held since June 2015. Prior to joining Clearday, Ms. Carrasco was the Executive Director—Sales specialist of Emeritus Senior Living in San Antonio, Texas and Oklahoma. Ms. Carrasco has more than 35 years of experience in skilled care residential facilities, including a license social worker (LBSW) for Town and Country Manor Nursing and Rehabilitation from 2010 to 2011, and Executive Director and Marketing Director of Asista Corporation from 1998 to 2010, and Manager and Regional Manager of Texas and Arizona of Southwest Health Management from 1994 to 1998. Ms. Carrasco holds a B.S. from Southwest Texas State University and holds the Assisted Living / Personal Care Management Certificate License, the Texas State Board of Social Workers Examiners Licensed Baccalaureate and is a Certified/Qualified Activities Director.

Richard M. Morris

Executive Vice President and General Counsel

Richard M. Morris has served as Clearday’s Executive Vice President and General Counsel since the closing of the AIU Merger and served in such capacity for AIU, now known as Clearday Operations, Inc., since January 1, 2020. Mr. Morris has been our lead executive in the development of our joint ventures including the development of our robotic services platform and is responsible for the significant decrease of our legal fees and related expenses. While serving as Clearday’s General Counsel since January 2020, Mr. Morris continues to practice law as a partner of Wilson Williams LLC, a corporate transaction boutique firm in its New York City office. Mr. Morris has been practicing attorney since 1990, including being a corporate partner with Herrick, Feinstein LLP, New York from 2002 to 2018 where he focused on securities and other regulatory matters; and as a Corporate partner with Allegaert Berger & Vogel LLP, New York, New York, since November 2018 to January 2020. In such positions with law firms, Mr. Morris was Clearday’s primary corporate and transaction counsel. Prior to becoming a lawyer, Mr. Morris was an auditor with the Commodities Exchange, Inc. in New York and later focused on operations and financial management at Kidder Peabody & Co. He also was the U.S. Audit Manager for the financial division for a diversified Australian company. Mr. Morris has a B.S. in Accounting from New York University (1982) and a J.D. from Fordham University School of Law (1990), with bar admissions in New York and Connecticut.

Gary Sawina

Executive Vice President and Director of Real Estate Operations

Mr. Sawina has served Clearday as its Executive Vice President and Director of Real Estate since the closing of the AIU Merger and has served in such position for AIU, now known as Clearday Operations, Inc., since its formation. In such capacity is the officer that oversees all aspects of the development of Clearday’s real estate including the renovation of 8800 Village Drive, the design and build out spaces for Clearday’s Adult Day Care centers and management of all of Clearday’s MCA and hotel facilities. Mr. Sawina has directly overseen the management of numerous new construction projects ranging from $42 million to $500 million in capital expenditures. In response to the pandemic, Mr. Sawina designed retrofits for the hotel properties so that rooms may be efficiently converted to negative pressure rooms. Mr. Sawina is a Las Vegas native and has had a career in gaming and hospitality of more than 40 years with senior positions. He held several gaming licenses, including Level 1 Gaming License—Nevada from 1990 to 2000; Level 1 Gaming License—Louisiana from 2002 to 2004; Level 1 Gaming License—Indiana from 2004 to 2010; and Owner’s Liquor License—Clark County, Nevada from 1999 to 2001. Mr. Sawina holds his B.S. in Business and Hotel Administration from University of Nevada, Las Vegas (1979).

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

●	Our Board has determined that all our directors, other than Mr. Walesa and Mr. Parrish, are independent as defined by the rules of the SEC and The NYSE American stock exchange. Our Audit Committee, Compensation Committee and Governance and Nominating Committee each consists entirely of independent directors under the rules of the SEC and The NYSE American stock exchange.

●	We have a Code of Business Conduct and Ethics for all our employees, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. If we amend any provision of our Code of Business Conduct and Ethics that applies to any such officer (or any persons performing similar functions), or if we grant any waiver (including an implicit waiver) from any provision of our Code of Business Conduct and Ethics to any such officer (or any persons performing similar functions), we will disclose those amendments or waivers on our website at https://myclearday.com/corporate-governance/ within four business days following the date of the amendment or waiver.

●	Our Audit Committee reviews and approves all related-party transactions.

●	As part of our Code of Business Conduct and Ethics, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. Our Audit Committee receives directly, without management participation, all hotline activity reports concerning accounting, internal controls or auditing matters.

Board Leadership Structure and Role in Risk Oversight

Our Board is involved in overseeing our risk management through our Audit Committee. Under its charter, our Audit Committee is responsible for inquiring with management and our independent auditors about significant areas of risk or exposure and assessing the steps management has taken to minimize such risks.

Stockholder Communications with Directors

Stockholders who want to communicate with our Board or with a particular director or committee may send a letter to our Secretary at Clearday, Inc, 8800 Village Drive, 2nd Floor, San Antonio, Texas 78217. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of our Board or just certain specified individual directors or a specified committee. The Secretary will circulate the communications (except for commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Attendance at Annual Meetings of Stockholders

We expect all our Board members to attend our annual meetings of stockholders in the absence of a showing of good cause for failure to do so.

Board Meetings and Committees

During 2022, each of our directors attended at least 90% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

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

Compensation Committee

Our Compensation Committee reviews and approves salaries, bonuses and other benefits payable to our executive officers and administers our management incentive plan. Our Compensation Committee makes all compensation decisions with respect to our Chief Executive Officer and makes recommendations to our Board regarding non-equity compensation and equity awards to our other named executive officers (set forth below under “Executive Compensation—Summary Compensation Table”) and all other elected officers. In doing so, with respect to named executive officers other than the Chief Executive Officer, our Compensation Committee generally receives a recommendation from our Chief Executive Officer and other officers as appropriate. Our Chief Executive Officer also generally recommends the number of options or other equity awards to be granted to executive officers, within a range associated with the individual executive’s salary level and presents this to our Compensation Committee for its review and approval.

Our Compensation Committee uses available data to review and compare our compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility, as well as anecdotal data regarding the compensation practices of other employers. We do not annually benchmark our executive compensation against a defined peer group, since we believe that defining such a group is difficult and would not materially affect our decisions. Our Compensation Committee does not generally hire an outside consulting firm to assist with compensation, as we believe that the value of doing so is exceeded by the costs. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2022.

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

Governance and Nominating Committee

Our Governance and Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to our Board regarding, membership and constitution of our Board and its role in overseeing our affairs. Our Governance and Nominating Committee is responsible for proposing a slate of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. Our Governance and Nominating Committee is also responsible for the corporate governance practices and policies of our Board and its committees. The current members of our Governance and Nominating Committee are Mr. Channing (Chair), Ms. Caveness and Mr. Coleman. Our Governance and Nominating Committee met one time in 2022. Our Board has determined that all members of our Governance and Nominating Committee are “independent” as defined under the rules of the SEC.

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

Our Governance and Nominating Committee periodically reviews our Board whether it believes our Board would benefit from adding a new member(s), and if so, the appropriate skills and characteristics required for the new member(s). If our Board determines that a new member would be beneficial, our Governance and Nominating Committee solicits and receives recommendations for candidates and manages the process for evaluating candidates. Our considerations for board members are described in the Report under “Human Capital-Board Members.”

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

Our Audit Committee discussed with our independent registered public accounting firm the overall scope and plans for the audit. Our Audit Committee meets with them, with and without management present, to discuss the results of their examinations, the evaluation of our internal controls and the overall quality of our reporting.

Based upon the review and discussions referred to in the foregoing paragraphs, our Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for 2021 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Richard Levychin (Chairman)
Alan Channing and Jeffrey Coleman

May 25, 2023

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the annual periods ending December 31, 2022, and 2021 the base salary and other compensation of our (i) President and Chief Executive Officer and (ii) our other two most highly compensated officers for 2022 (our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Current Executive Officers
James T. Walesa *	2022	72,815	$—	—	—		72,820
President, Chief	2021	99,600	$101,400	—	—		201,000
Executive Officer, Director

Richard M. Morris *	2022	114,860	—	—	—	—	$114,860
Executive Vice President / General Counsel	2021	200,000	50,700	—	—	—	$250,700

Gary Sawina	2022	132,200	—	—	—	—	$132,200
Executive Vice President / Director of Real Estate Operations	2021	132,000	—	—	—	23,857	$155,857

John Bergeron	2022	149,860	—	—	—	—	149,860
(Former executive officer – Chief Financial Officer)	2021	—	—	—	—	—	—

(*)	During 2022, we reduced compensation with such executive primarily as a result of our liquidity issues. Such executive may receive increased compensation, to the extent such increased compensation is approved by our Compensation Committee, in connection with the Viveon Merger or otherwise. This table reflects that, during the third and fourth quarters of 2022 and to the date of this Report, certain of our executive officers and staff, including our Chief Executive Officer, Chief Operating Officer and General Counsel have suspended their compensation.

(1)	The Stock Awards amounts represent the aggregate grant date fair value of the options to purchase common stock or shares of restricted common stock (as applicable) calculated in accordance with ASC718, under the assumptions included in Note 2 “Summary of Significant Accounting Policies” included in our audited financial statements for the year ended December 31, 2022, included in this Report.

(2)	The All-Other Compensation amounts shown reflect the value attributable to term life insurance premiums, certain tax payments and company 401(k) matching for each named executive officer, if applicable, as well as other perquisites described below. Each named executive officer is responsible for paying income tax on such amounts.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have any employment agreements with any of our current executive officers other than the Officer Agreements with our prior executives. We had an employment agreement with our prior Chief Financial Officer, which is described in the AIU Merger Registration Statement and is no longer in effect.

Non-Equity Incentive Compensation

We maintain a bonus plan for executive officers and selected other members of senior management that was created by STI and which we will continue. Under the plan, our Compensation Committee establishes financial and other pertinent objectives for the period and assigns each executive officer an annual target bonus amount based on a percentage of his or her base salary, which ranges from 20% to 100%. Our Compensation Committee also retains the authority to award discretionary bonuses for performance in other aspects of the business not covered by the established goals. In December 2017, our Compensation Committee decided, based on then-current economic conditions, to not establish financial performance targets under this plan and to not award cash bonuses based on financial objectives going forward. Our Compensation Committee did reserve the right to award discretionary bonuses if appropriate; however, no bonuses were awarded for 2022 or 2021 under this plan.

Equity Grants

During 2022 and 2021, we issued restricted stock to our executive officers as disclosed under the Summary Compensation Table, above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and unvested shares of restricted stock on December 31, 2022: There are no options outstanding at December 31, 2022.

Option Awards Stock Awards

All the stock options that have been issued to the STI executives under a stock option plan have expired. There are no options that have been issued by Clearday or STI that are outstanding.

Non-employee Director Compensation Table

The following table summarizes the compensation paid to our non-employee directors during 2022:

	Fees earned or paid in cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)	($)(1)	($)

Current Directors:

Elizabeth M. Caveness	-			-

Alan H. Channing	-			-

Jeffrey A. Coleman	-			-

Richard M. Levychin	-	-	-	-

(1)	The amounts in this column represent the aggregate grant date fair value of the options to purchase common stock calculated in accordance with Accounting Standards Codification (“ASC”) 718, under the assumptions included in Note 13 to our audited financial statements for the year ended December 31, 2022, included in this Report. As of December 31, 2022: there were no options to purchase our common stock outstanding that were awarded to any director as compensation.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2023 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the table under “Executive Compensation — Summary Compensation Table,” and (iv) all of our directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, (i) the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of each person is c/o Clearday, Inc., 8800 Village Drive, 2nd Floor, San Antonio, Texas 78217.

Name	Number of Shares (1)	Percentage Ownership
Directors and Officers:
James T. Walesa
Common Stock	3,053,827	12.1%
Series F Preferred Stock	295,717	5.8%
Total Beneficial Ownership of Common Stock	6,711,206	17.9%

BJ Parrish			%
Common Stock	302,329	1.2%
Series F Preferred Stock	24,236	*	%
Total Beneficial Ownership of Common Stock			%

Linda Carrasco
Common Stock	5,976	*	%
Total Beneficial Ownership of Common Stock	5,976	*	%

John Bergeron
Common Stock	-	*	%
Total Beneficial Ownership of Common Stock	-	*	%

Richard Morris
Common Stock	511,561	2.0%
Total Beneficial Ownership of Common Stock	511,561	*	%

Gary Sawina
Common Stock	3,585	*	%
Total Beneficial Ownership of Common Stock	7,154	*	%

Elizabeth Caveness
Common Stock	-	*	%
Total Beneficial Ownership of Common Stock	28,894	*	%

Alan H. Channing
Common Stock	100,698	*	%
Series F Preferred Stock	45,474	*	%
Total Beneficial Ownership of Common Stock	586,197	1.6%

Jeffrey W. Coleman
Common Stock	-	*	%
Series F Preferred Stock	-	*	%
Total Beneficial Ownership of Common Stock	310,323	*	%

Richard Levychin
Common Stock	-	*	%
Series F Preferred Stock	-	*	%
Total Beneficial Ownership of Common Stock	-	*	%

All directors and executive officers as a group (10 persons)
Clearday Common Stock	3,977,976	15.8%
Clearday Series F Preferred Stock	365,428	3.0%
Total Beneficial Ownership of Common Stock	8,608,214	23.0%

Beneficial Owner of 5% or more
Cibolo Creek Partners, LLC (^)
Clearday Common Stock	1,884,276	7.5%
Clearday Series F Preferred Stock	612,402	5.0%
Total Beneficial Ownership of Common Stock	3,344,644	8.9%

Thinktiv, Inc. (^^)
Common Stock	4,706,192	18.7%
Series F Preferred Stock	-	*	%
Total Beneficial Ownership of Common Stock	4,706,192	12.6%

The only voting securities are the (1) common stock and (2) the Series F Preferred Stock.

Beneficial ownership includes the shares of common stock held by such holder and those shares that would be issued to such holder upon exercise or conversion of any of the following securities into shares of our common stock at the sole option of the holder within 60 days: (1) Series F Preferred stock; (2) options or warrants; (3) AIU Alt Care Preferred, (4) Clearday OZ LP Interests, and (5) convertible notes. There are no options outstanding as of December 31, 2022, or March 31, 2023. The warrants, AIU Alt Care Preferred, Clearday OZ LP Interests and convertible notes are not a voting security of Clearday, Inc. Total Beneficial Ownership of Common Stock is computed assuming that all such securities of such holder are exchanged or converted to common stock and the percentage is computed by dividing such amount by the 37,412,588 shares of common stock outstanding assuming that the Series F Preferred stock (including the accruals for full amount of dividends) are converted in full.

*	Represents beneficial ownership of such security of less than 1%.

^	Address of Cibolo Creek Partners, LLC is 200 N. Loraine St, Suite 1515, Midland, TX 79701. The managers of Cibolo Creek Partners, LLC are B.J. Parrish, H.H. Wommack, III, George Wommack and J. Steven Person. No such individual is to be construed as an admission that such person is, for the purposes of sections 13(d) or 13(g) of the Act, the beneficial owner of any securities owned by Cibolo Creek Partners, LLC. Cibolo Creek Partners, LLC is managed by a board of managers of at least three individuals. In accordance with the Staff of the SEC no-action letter re The Southland Corp. (August 10, 1987), which gives rise to the so-called “rule of three,” and holds that, where voting and investment decisions regarding an entity’s portfolio securities are made by three or more individuals, and a voting or investment decision requires the approval of a majority of those individuals, then none of the individuals, in this case the managers of the Cibolo Creek Partners, LLC, is deemed a beneficial owner of such entity’s portfolio securities.

^^	Address of Thinktiv, Inc. is 1011 San Jacinto Blvd Suite 202, Austin, TX 78701.

(1)	The shares of common stock that are included in the beneficial ownership with respect to the holdings by such holder of AIU Alt Care Preferred and Clear OZ LP Interests are computed using a conversion price computed as of March 31, 2023, equal to $0.47 or 80% of the 20 day volume average weighted price of $.59 per share computed as of such date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Chief Executive Officer has guaranteed certain of our loan obligations and the lease that we entered for our adult day care center. He will receive a guaranty fee payable in our common stock that is equal to 1% of the amount guaranteed.

One of our executives has guaranteed certain of our loan obligations and will receive a guaranty fee payable on our common stock. She may be considered related to our Chief Executive Officer as they share the same residence. She also receives compensation as our Director of Education.

On February 18, 2022, MCA Naples, LLC (‘Seller’) executed a purchase agreement with Richard Morris, an executive vice president of the Company, and Arlene Berliner, JTWROS (the “Purchaser”) to sell undivided interests in the land and improvements (the “Naples Property”) that are used for its Memory Care of Naples care facility that is in Naples, Florida (the “Naples Facility”) for aggregate cash amount of $100,000. At the closing of this Purchase Agreement, the purchaser of this undivided interest in the Naples Property will hold an undivided interest in the Naples Property as tenants in common and will be party to a Tenant in Common Agreement (“TIC Agreement”). This individual has also made certain loans to the Company and has purchased 20 Mitra Mini robots and rents them to us for a monthly fee that has not been paid and has granted us the right to purchase these robots. Mr. Morris has also made other loans to the Company during 2022 and is owed approximately $318,175 in the aggregate for loans and rent of approximately $62,300 for rental payments regarding our robots and is owed additional amounts for certain other advances and reimbursements.

Related parties of the Company, including our Chief Executive Officer and our General Counsel, have from time to time made an unsecured non-interest bearing advances that are due upon demand. On December 30, 2022, we issued our Chief Executive Officer $1,000,000 of shares of our common stock at a price per share of $0.67551 in exchange for obligations owed by us to this individual.

We use the services of Galleros Robinson, Certified Public Accountants, LLP, a CPA and Advisory firm, for certain accounting services in the ordinary course. Richard Levychin is a partner of this firm. We paid this firm approximately $37,500 during 2022 and accrued an accounts payable of approximately $10,500 as of December 31, 2022.

Approval of Related Party Transactions

The foregoing transactions were approved by the independent members of the Board without the related party having input with respect to the discussion of such approval. In addition, the Board believes that the foregoing transactions were necessary for our business and each such transaction were on terms no less favorable to us than would reasonably be expected to be obtained from independent third parties. Our policy requiring that independent directors approve any related party transaction is not evidenced in writing but has been the Company’s consistent practice.

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

We have determined, based on the foregoing definition, that a majority of the directors of our Board are independent, and that such directors are Elizabeth Caveness, Alan H. Channing, Jeffrey A. Coleman and Richard Levychin.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee regularly reviews and determines whether specific non-audit projects or expenditures with our independent registered public accounting firm potentially affect its independence. Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our public accounting firm. Pre-approval is generally provided by our Audit Committee for up to one year, as detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. Our Audit Committee may also pre-approve additional services of specific engagements on a case-by-case basis.

The following table sets forth the aggregate fees billed to us by our public accounting firms for 2022 and 2021, all of which were pre- approved by our Audit Committee:

Year Ended December 31,

	2022	2021
Turner, Stone & Company, L.L.P
Audit fees	$250,000	$200,000
All other fees	0	0
Total Fees	$250,000	$200,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Financial Statement Schedules

All consolidated financial statement schedules are included in the footnotes to the financial statements, are inapplicable, or otherwise not required.

(c) Exhibits

Exhibit No.	Description

1.	Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Certificate of Merger effective September 9, 2021, at 6:00 pm Eastern Time regarding the merger of AIU Special Merger Company, Inc. with Allied Integral United, Inc. with Allied Integral United, Inc. being the surviving corporation	8-K	000-21074	2.1	09/10/2021

2.2	Merger Agreement dated as of April 5, 2023, by and among Viveon Health Acquisition Corp., Clearday, Inc., VHAC2 Merger Sub, Inc., Viveon Health LLC and Clearday SR LLC	8-K	000-21074	2.1	04/11/2023

3.1	Restated Certificate of Incorporation of the Company as amended through March 1, 2006	10-K	000-21074	3.1	March 17. 2010

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed March 11, 2013	8-K	000-21074	3.1	March 14, 2013

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed July 18, 2016	8-K	000-21074	3.1	July 18, 2016

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed July 19, 2018, effective July 24, 2018	S-1/A	333-226025	3.4	July 19, 2018

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed September 10, 2020	8-K	000-21074	3.1	09/10/2020

3.6	Amended and Restated Bylaws of the Company	10-K	000-21074	3.1	March 17. 2010
3.7	Amendment adopted March 29, 2010, to Amended and Restated Bylaws of the Company	8-K	000-21074	3(ii).1	April 2, 2010

3.8	Amendment adopted October 28, 2013, to Amended and Restated Bylaws of the Company	8-K	000-21074	3(ii).1	October 31, 2013

3.9	Amendment to the Restated Certificate of Incorporation filed in connection with the AIU Merger to affect a reverse stock split of the common stock and change the name of the Company	8-K	000-21074	3.1	09/10/2021

3.10	Amendment to the Restated Certificate of Incorporation filed in connection with the AIU Merger to increase the number of authorized shares	8-K	000-21074	3.1	09/10/2021

4.1	Form of Common Stock Certificate	10-K	000-21074	4.1	04/15/2022

4.2	Form of the Series F Preferred Stock Certificate	10-K	000-21074	4.2	04/15/2022

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company filed November 13, 2007	8-K	000-21074	3.1	11/15/2007

4.4	Certificate of Designations of 6.75% Series F Cumulative Convertible Preferred Stock	8-K	000-21074	3.1	09/10/2021

4.5	Form of Warrant to Purchase Common Stock issued by the Company on August 2, 2016	8-K	000-21074	4.1	08/02/2016

4.6	Form of Placement Agent Warrant to Purchase Common Stock issued by the Company on August 2, 2016	8-K	000-21074	4.2	08/02/2016

4.7	Form of Warrant to Purchase Common Stock issued by the Company on December 14, 2016	S-1	333-214433	4.24	12/06/2016

4.8	Form of Pre-Funded Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.1	03/09/2018

4.9	Form of Placement Agent Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.2	03/09/2018

4.10	Form of Series A Common Stock Purchase Warrant issued by the Company on March 9, 2018	8-K	000-21074	4.3	03/09/2018

4.11	Form of Common Stock Purchase Warrant issued by the Company on July 30, 2018	S-1	333-226025	4.27	07/24/2018

4.12	Form of Placement Agent Common Stock Purchase Warrant issued by the Company on July 30, 2018	S-1	333-226025	4.28	07/24/2018

4.13	Common Stock Purchase Warrant dated July 1, 2022, for 900,000 shares of common stock issued to Mast Hill Fund, L.P.	8-K	000-21074	10.3	07/08/2022

4.14	Common Stock Purchase Warrant dated January 12, 2023, for 851,000 shares of common stock issued to Mast Hill Fund, L.P.	8-K	000-21074	10.4	01/19/2023

4.15	Common Stock Purchase Warrant dated January 12, 2023, for 1,134,000 shares of common stock issued to Mast Hill Fund, L.P.	8-K	000-21074	10.3	01/19/2023

4.16	Form of Common Stock Purchase Warrant issued February 17, 2023, for 225,000 shares of common stock	8-K	000-21074	10.2	02/24/2023

4.17*	Description of Securities

10.1	2003 Equity Incentive Plan as Amended May 25, 2005+	8-K	000-21074	10.1	05/27/2005

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.2	Form of Notice of Grant of Stock Options and Option Agreement for 2003 Equity Incentive Plan+	10-K	000-21074	10.51	03/16/2005

10.3	Management Incentive Plan (adopted July 24, 2006) +	8-K	000-21074	10.1	07/28/2006

10.4	STI (pre–AIU Merger) Form of Director and Officer Indemnification Agreement+	10-K	000-21074	10.27	03/12/2015

10.5	2013 Equity Incentive Plan adopted October 25, 2013, and forms of Award Agreements +	Sch. 14A	000-21074	Ex. A	10/31/2013

10.6.1	Settlement Agreement dated as of July 31, 2019 by and among Invesque Holdings, LP (“Invesque”), MHI-MC New Braunfels, LP (“New Braunfels”), MHI-MC San Antonio, LP (“San Antonio”), and MHI Little Rock, LP (“Little Rock”; together with New Braunfels and San Antonio, the “Landlords”; together with Invesque, the “Landlord Parties”), Memory Care America LLC (“MCA”), MCA Mainstreet Tenant LLC (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”); MCA New Braunfels Operating Company, LLC (“MCA New Braunfels”), MCA Westover Hills, LLC (“MCA Westover”), and Memory Care at Good Shepherd, LLC (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA Management, MCA New Braunfels, and MCA Westover, the “Debtors”), Trident Healthcare Properties I, L.P. (“Trident”), Steve Person (“Mr. Person”), James Walesa (“Mr. Walesa”), and B.J. Parrish	10-Q	000-21074	10.1	11/19/2021

10.6.2	Second Amended and Restated Promissory Note dated July 31, 2019 in the initial principal amount of $3,328,105.65 issued by Memory Care America LLC, a Tennessee limited liability company (“MCA”), MCA Mainstreet Tenant LLC, a Tennessee limited liability company (“MCA Mainstreet”), MCA Westover Hills Operating Company, LLC, a Tennessee limited liability company (“MCA Westover Operating”), MCA Management Company, Inc. (“MCA Management”), a Tennessee corporation, MCA New Braunfels Operating Company, LLC, a Tennessee limited liability company (“MCA New Braunfels”), MCA Westover Hills, LLC, a Delaware limited liability company (“MCA Westover”), and Memory Care at Good Shepherd, LLC, an Arkansas limited liability company (“MCA Good Shepherd”; together with MCA, MCA Mainstreet, MCA Westover Operating, MCA New Braunfels, and MCA Westover, the “Debtors”), to the order Invesque Holdings, LP, a Delaware limited partnership (“Invesque”), MHI-MC New Braunfels, LP, a Delaware limited partnership (“New Braunfels”), MHI-MC San Antonio, LP, a Delaware limited partnership (“San Antonio”), and MHI Little Rock, LP, a Delaware limited partnership (“Little Rock”; together with Invesque, New Braunfels and San Antonio, together with their respective successors and assigns, the “Landlord Parties”)	10-Q	000-21074	10.2	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.6.3	Second Amendment to Lease Agreement dated as of July 31, 2019 by and between MHI-MC San Antonio, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 (the “Original Lease”), regarding the memory care facility located on the Leased Property and commonly known as Memory Care of Westover Hills	10-Q	000-21074	10.3	11/19/2021

10.6.4	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI-MC New Braunfels, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016, regarding the memory care facility located on the Leased Property and commonly known as Memory Care of New Braunfels	10-Q	000-21074	10.4	11/19/2021

10.6.5	Second Amendment To Lease Agreement dated as of July 31, 2019 by and between MHI Little Rock, LP, a Delaware limited partnership (“Landlord”), and MCA Mainstreet Tenant, LLC, a Tennessee limited liability company (“Tenant”) and the First Amendment to such Lease Agreement, dated as of June 29, 2018 and the Lease Agreement, dated December 16, 2016 regarding memory care facility located on the Leased Property and commonly known as Memory Care of Little Rock	10-Q	000-21074	10.5	11/19/2021

10.6.6	Amended, Restated and Consolidated Guaranty Agreement dates as of July 31, 2019, by each guarantor named therein to Invesque Holdings, LP, a Delaware limited partnership and the other guaranteed parties named therein as to the obligations described therein	10-Q	000-21074	10.6	11/19/2021

10.6.7	Reaffirmation of Pledge Agreement dated as of July 31, 2019, by Trident Healthcare Properties I, LP, a Delaware limited partnership for the benefit of Invesque Holdings, LP, a Delaware limited partnership (successor-in-interest to Invesque Financing, LP, formerly known as Mainstreet Health Financing, LP)	10-Q	000-21074	10.7	11/19/2021

10.7	Lease Agreement dated as of February 3, 2016, by and between MC-Simpsonville, SC-1 UT, LLC, a Utah limited liability company and MCA Simpsonville Operating Company, LLC, a Tennessee limited liability company; and First Amendment thereto dated as of October 17, 2017, and Second Amendment thereto dated as of March 12, 2018, and the Third Amendment thereto dated as of May ___, 2018	10-Q	000-21074	10.8	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.8.1	Amended and Restated Promissory Note dated April 1, 2015, by Memory Care America, LLC as the maker, payable to the order of Betty Gearhart in the original principal amount of $238,577.81 and the Amendment thereto dated April 1, 2017, and the Second Amendment thereto dated March 5, 2020	10-Q	000-21074	10.10	11/19/2021

10.8.2	Assignment and Security Agreement dated July 13, 2012, by and between Memory Care America, LLC and Betty Gearhart, as the secured party	10-Q	000-21074	10.11	11/19/2021

10.9	Amended and Restated Promissory Note dated as of April 1, 2019, by Allied Integral United, Inc., now known as Clearday Operations, Inc., payable to The Five C’s LLC in the principal amount of $325,000	10-Q	000-21074	10.12	11/19/2021

10.10.1	Mortgage and Security Agreement dated April 28, 2021, by MCA Naples, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.1	11/19/2021

10.10.2	Solvency Affidavit by James Walesa and MCA Naples Holdings, LLC, a Tennessee limited liability company, in favor of Benworth Capital Partners, LLC, a Florida limited liability company, dated April 28, 2021	10-Q	000-21074	10.13.2	11/19/2021

10.10.3	Subordination Agreement dated April 28, 2021, by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples, LLC, a Tennessee limited liability company and James Walesa	10-Q	000-21074	10.13.3	11/19/2021

10.10.4	Continuing and Unconditional Guaranty dated April 28, 2021, by MCA Naples Holding, LLC, a Tennessee limited liability company in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.4	11/19/2021

10.10.5	Deed in Lieu Agreement dated April 28, 2021, by MCA Naples, LLC, a Tennessee limited liability company and the escrow agent named therein in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.5	11/19/2021

10.10.6	Assignment of Rents and Leases dated April 28, 2021, by MCA Naples, LLC, a Tennessee limited liability company, as assignor, and Benworth Capital Partners, LLC, a Florida limited liability company, as assignee	10-Q	000-21074	10.13.6	11/19/2021

10.10.7	Subordination, non-disturbance and Attornment Agreement dated April 28, 2021, by and among Benworth Capital Partners, LLC, a Florida limited liability company, MCA Naples Operating Company, LLC, a Tennessee limited liability company, and MCA Naples, LLC, a Tennessee limited liability company	10-Q	000-21074	10.13.7	11/19/2021

10.10.8	Continuing and Unconditional Guaranty dated April 28, 2021, by James Walesa in favor of Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.8	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.10.9	Loan Agreement dated April 28, 2021, by and between MCA Naples, LLC, a Tennessee limited liability company and Benworth Capital Partners, LLC, a Florida limited liability company	10-Q	000-21074	10.13.9	11/19/2021

10.10.10	Promissory Note dated April 28, 2021, by MCA Naples, LLC, a Tennessee limited liability company payable to the order of Benworth Capital Partners, LLC, a Florida limited liability company and the ACH Rider thereto	10-Q	000-21074	10.13.10	11/19/2021

10.11.1*

Business Loan Agreement by and among Stearns Bank National Association, as the Lender, and Leander Associates, Ltd., as the Borrower, dated as of February 10, 2022 and the related Promissory Note by the Borrower in the aggregate principal of $805,000, Commercial Guaranty by James Walesa as the Guarantor, the Commercial Security Agreement and Deed of Trust regarding the property located at Leander, Texas owned by the Borrower, Assignment of Rent by the Borrower, Hazardous Substances Certificate and Indemnity Agreement, Compliance Agreement, and Agreement to Provide Insurance

10.11.2*	Forbearance Agreement dated as of May 23, 2023 by and among Stearns Bank National Association, as the Lender, Leander Associates LTD, as the Borrower, and James T. Walesa, as the Guarantor

10.11.3	Guaranty Agreement dated October 4, 2018, by James Walesa in favor of Equity Secured Investments, Inc	10-Q	000-21074	10.14.3	11/19/2021

10.12.1	Commercial Loan Agreement dated as of March 26, 2021, by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower	10-Q	000-21074	10.15.1	11/19/2021

10.12.2	Environmental Indemnification Agreement dated as of March 26, 2021, by and among AIU 8800 Village Drive, LLC, a Delaware limited liability company, as the borrower, James Walesa, as the guarantor, and Equity Secured Fund I, LLC, as the borrower	10-Q	000-21074	10.15.2	11/19/2021

10.12.3	Assignment of Leases and Rents dated as of March 26, 2021, by AIU 8800 Village Drive, LLC, a Delaware limited liability company in favor of Equity Secured Fund I, LLC	10-Q	000-21074	10.15.3	11/19/2021

10.12.4	Promissory Note dated March 26, 2021, by AIU 8800 Village Drive, LLC, a Delaware limited liability company, payable to the order of Equity Secured Fund I, LLC in the initial principal amount of $1,000,000	10-Q	000-21074	10.15.4	11/19/2021

10.12.5	Deed of Trust with Security Agreement and Assignment of Rents dated March 26, 2021, by AIU 8800 Village Drive, LLC, a Delaware limited liability company, unto the trustee named therein	10-Q	000-21074	10.15.5	11/19/2021

10.12.6	Guaranty Agreement dated March 26, 2021, by James Walesa in favor of Equity Secured Fund I, LLC	10-Q	000-21074	10.15.6	11/19/2021

10.13.1	Term Promissory Note dated July 23, 2018, by SRP Artesia, LLC, a Delaware limited liability company, as borrower, payable to the order of First Capital Bank of Texas, N.A., a national banking association, as lender in the initial principal amount of $266,048.29	10-Q	000-21074	10.16.1	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.13.2	Renewal, Extension and Amendment Agreement regarding the amendment to the Deed of Trust and Security Agreement regarding the Term Promissory Note issued by SRP Artesia, LLC payable to the order of First Capital Bank of Texas, N.A., a national banking association	10-Q	000-21074	10.16.2	11/19/2021

10.14	Purchase Agreement dated as of August 18, 2021, by and between CFG Merchant Solutions, LLC, a Delaware limited liability company, as the buyer, and MCA Naples, LLC, as Seller and the personal guaranty of performance of the obligations thereunder dated as of August 18, 2021, by Christen Hemmens and the Additional Seller Addendum thereto, and the Consent and Reaffirmation of the Guarantor thereto	10-Q	000-21074	10.19	11/19/2021

10.15	Operations Transfer, Interim Management and Security Agreement dated as of September 9, 2021, by and between MCA Simpsonville Operating Company, LLC and Brookstone Terrace of Simpsonville, LLC	10-Q	000-21074	10.20	11/19/2021

10.16	Standard Merchant Cash Advance Agreement dated as of September 10, 2021, by and between LG Funding LLC, as the merchant, and each of MCA Naples, LLC, Memory Care America LLC, MCA Management Company, Inc., MCA Naples Operating Company, LLC and MCA Naples Holdings, LLC, the addendums thereto, and the guarantee of the obligations thereunder dated as of September 10, 2021 by Christin Hemmens	10-Q	000-21074	10.21	11/19/2021

10.17	Futures Receipts Sale and Purchase Agreement dated as of September 28, 2021, by and between MCA New Braunfels Operating Company LLC and Cloudfund LLC d/b/a Samson Group and the Personal Guaranty of Performance by James Walesa for the benefit of Cloudfund LLC d/b/a Samson Group dated September 28, 2021 and the addendums thereto	8-K	000-21074	10.1	10/04/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.18	Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated September 28, 2021, between Samson MCA LLC, as the funder, and MCA New Braunfels Operating Company LLC and the Security Agreement and Guaranty of Performance and the Appendixes thereof, and the Personal Guaranty of Performance by James Walesa for the benefit of Samson MCA LLC dated September 28, 2021	8-K	000-21074	10.2	10/04/2021

10.19	Purchase and Sale Agreement dated as of October 26, 2021, by and between MCA Naples, LLC and the purchasers party thereto and the form of the Tenants in Common Agreement among MCA Naples, LLC and the other holders of the undivided interests in the property named therein	8-K	000-21074	10.1 And 10.2	11/01/2021

10.20	Form of the Amended and Restated Limited Partnership Agreement of Clearday Alternative Care OZ Fund LP	10-Q	000-21074	10.26	11/19/2021

10.21.1	Business Loan Agreement dated October 2, 2019, by and among Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa and ServisFirst Bank, and the Change in Terms Agreement thereto	10-Q	000-21074	10.28.1	11/19/2021

10.21.2	Commercial Guaranty dated October 2, 2019, BJ Parrish, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date	10-Q	000-21074	10.28.2	11/19/2021

10.21.3	Commercial Guaranty dated October 2, 2019, by John S. Person, as the guarantor, in favor of ServisFirst Bank with respect to the obligations of under the Business Loan Agreement dated as of even date	10-Q	000-21074	10.28.3	11/19/2021

10.33.4	Commercial Security Agreement dated October 2, 2019, by and among MCA New Braunfels Operating Company, LLC, as the grantor, Memory Care America LLC, MCA New Braunfels Operating Company, LLC and James T. Walesa, as the borrowers, and ServisFirst Bank and the lender	10-Q	000-21074	10.28.4	11/19/2021

10.34.2	Warrant dated August 10, 2021the purchase of shares of Common Stock, par value $0.001 per share, of Clearday, Inc., issued to Sterling Select II Advisory LLC	10-Q	000-21074	10.29.2	11/19/2021

10.35	Services Agreement dated as of March 6, 2019, by and between Thinktiv, Inc. and Allied Integral United, Inc.	10-Q	000-21074	10.30	11/19/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.36	Amended And Restated Backstop Indemnity Agreement, dated as of February 26, 2020, by and among (a) Allied Integral United, Inc., (the “Corporation”); and each of Steve Person, and James Walesa, and BJ Parrish	10-Q	000-21074	10.31	11/19/2021

10.37.1	Simpsonville Backstop Indemnity Agreement dated as of July 30, 2020, by and among James Walesa and Allied Integral United, Inc. and the Amendment thereto dated as of January 19, 2021	10-Q	000-21074	10.32.1	11/19/2021

10.37.2	Securities Pledge Agreement dated as of January 19, 2021, by and among James Walesa and Allied Integral United, Inc.	10-Q	000-21074	10.32.2	11/19/2021

10.38	Form of the Restricted Stock Award Agreement by and among Clearday, Inc. and the grantee named therein	10-Q	000-21074	10.33	11/19/2021

10.39	Form of the Indemnity Agreement by and among Clearday, Inc. and the officer or director named therein +	10-Q	000-21074	10.34	11/19/2021

10.41	Form of the Officer Agreements with certain officers of STI +	S-4	333-256138	Ex. F	06/14/2021

10.43	Purchase and Sale Agreement, dated as of October 26, 2021, by and between MCA Naples, LLC, and the purchasers party thereto regarding sale of undivided interests in land	8-K	000-21074	10.1	11/01/2021

10.44	Strategic Alliance, Development and Distribution Terms Agreement by and between Clearday Management Ltd., and Invento Research Inc. dated as of November 11, 2021	8-K	000-21074	10.1	11/17/2021

10.45	Form of the Warrant issued to the Investors in securities issued by AIU Alternative Care, Inc. and Clearday Alternative Care OZ Fund LP	10-Q	000-21074	10.37	11/19/2021

10.46	Purchase and Sale Agreement dated as of February 18, 2022, by and between MCA Naples, LLC and the purchaser party thereto	8-K	000-21074	10.1	02/25/2022

10.47.1	Purchase Agreement dated as of February 28, 2022, by and between MCA and CFG Merchant Solutions, LLC	8-K	000-21074	10.1	03/04/2022

10.47.2	Personal Guaranty of Performance by Christen Hemmens for the benefit of CFG Merchant Solutions, LLC	8-K	000-21074	10.2	03/04/2022

10.47.3	Agreement of Sale of Future Receipts by and between Memory Care At Good Shepherd, LLC, as the Merchant, and James Walesa as Guarantor, and Libertas Funding LLC, as the Purchaser	8-K	000-21074	10.3	03/04/2022

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.48.1	Futures Receipts Sale and Purchase Agreement dated as of March 16, 2022, between MCA and Cloudfund LLC d/b/a Samson Group and Personal Guaranty of Performance dated as of March 16, 2022, between James Walesa and Cloudfund LLC d/b/a Samson Group	8-K	000-21074	10.1	03/22/2022

10.48.2	Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated as of March 16, 2022, between MCA and Samson MCA LLC and the Security Agreement and Guaranty of Performance dated March 16, 2022, by James Walesa	8-K	000-21074	10.2	03/22/2022

10.49	Merchant Agreement dated as of March 24, 2022, by and among MCA Westover Hills Operating Company, LLC (“MCA”) and PIRS Capital, LLC (“Merchant”) and the related Guaranty dated as of March 24, 2022, by James Walesa	8-K	000-21074	10.1	03/30/2022

10.50.1	Form of Promissory Note dated April 5, 2022, in the principal amount of $172,200 payable to the lender specified therein	8-K	000-21074	10.1	04/11/2022

10.50.2	Form of Securities Purchase Agreement, dated as of April 5, 2022, by and between Clearday, Inc. and Sixth Street Lending LLC	8-K	000-21074	10.2	04/11/2022

10.52	Merchant Cash Advance Agreement, effective April 12, 2022, by and between LG Funding LLC and MCA Naples LLC and its affiliates named therein and the Personal Guaranty by Christin Hemmens	10-K	000-21074	10.52	04/15/2022

10.53	Merchant Agreement dated April 13, 2022, by Premium Merchant Funding 18, LLC and Memory Care At Good Shepherd LLC	10-K	000-21074	10.53	04/15/2022

10.54	Future Receipts Sale and Purchase Agreement dated as of May 24, 2022, by and among MCA Naples Operating Company LLC (“MCA Naples”) and Cloudfund LLC d/b/a Samson Group including the Personal Guaranty of Performance dated as of even date by James Walesa in favor of such purchaser	8-K	000-21074	10.1	05/31/2022

10.55	Revenue Purchase and Security Agreement and Guaranty of Performance dated as of May 25, 2022, by and among Memory Care at Good Shepard LLC (“MCA Good Shepard”) and Samson MCA LLC including the Guaranty of Performance dated as of even date by James Walesa	8-K	000-21074	10.2	05/31/2022

10.56.1	Securities Purchase Agreement, dated as of May 27, 2022, by and between Clearday, Inc., and the purchaser named therein.	8-K	000-21074	10.3	05/31/2022

10.56.2	Promissory Note dated May 27, 2022, in the original principal amount of $172,200 including the original issue discount stated therein, by Clearday, Inc.	8-K	000-21074	10.4	05/31/2022

10.57	Promissory Note and Amendment dated July 7, 2022, in the principal amount of $550,000 to A.G.P./Alliance Global Partners.	8-K	000-21074	10.5	07/08/2022

10.58.1	Securities Purchase Agreement dated as of July 1, 2022, by and between the Company and Mast Hill Fund, L.P.	8-K	000-21074	10.1	07/08/2022

10.58.2	Promissory Note dated July 1, 2022, issued by the Company to Mast Hill Fund, L.P. in the initial principal amount of $600,000.	8-K	000-21074	10.2	07/08/2022

10.58.3	Registration Rights Agreement dated as of July 1, 2022, by and between the Company and Mast Hill Fund, L.P.	8-K	000-21074	10.4	07/08/2022

10.59	Future Receipts Sale and Purchase Agreement dated as of July 13, 2022, by and among MCA New Braunfels Operating Company LLC (“MCA New Braunfels”) and Cloudfund LLC d/b/a Samson Group including the Personal Guaranty of Performance dated as of even date by James Walesa in favor of such purchaser	8-K	000-21074	10.1	07/19/2022

10.60	Revenue Purchase and Security Agreement and Guaranty of Performance dated as of July 13, 2022, by and among MCA Westover Hills Operating Company LLC (“MCA Westover”) and Samson MCA LLC including the Guaranty of Performance dated as of even date by James Walesa	8-K	000-21074	10.2	07/19/2022

10.61	Future Receivables Sale and Purchase Agreement dated as of July 20, 2022, by and among MCA Westover Hills Operating Company LLC (“MCA Westover”) and Fox Capital Group, Inc., including the Guaranty of Performance dated as of even date by James Walesa in favor of such purchaser.	8-K	000-21074	10.1	07/25/2022

10.62	Revenue Purchase Agreement dated as of July 20, 2022, by and among MCA Westover and Samson MCA LLC and the Security Agreement and the Guaranty of Performance each dated as of even date	8-K	000-21074	10.2	07/25/2022

10.63	Revenue Purchase Agreement dated as of July 21, 2022, by and among MCA Naples Operating Company LLC (“MCA Naples”) and Swift Funding Source and the Security Agreement and the Guaranty of Performance each dated as of even date.	8-K	000-21074	10.3	07/25/2022

10.64.1	Securities Purchase Agreement dated as of September 28, 2022, by and between the Company and Mast Hill Fund, L.P.	8-K	000-21074	10.1	10/04/2022

10.64.2	Promissory Note dated September 28, 2022, issued by the Company to Mast Hill Fund, L.P. in the initial principal amount of $600,000	8-K	000-21074	10.2	10/04/2022

10.64.3	Common Stock Purchase Warrant dated September 28, 2022, for 900,000 shares of common stock issued to Mast Hill Fund, L.P.	8-K	000-21074	10.3	10/04/2022

10.64.4	Registration Rights Agreement dated as of September 28, 2022, by and between the Company and Mast Hill Fund, L.P.	8-K	000-21074	10.4	10/04/2022

10.65.1	Form of Promissory Note in the principal amount of $116,760	8-K	000-21074	10.1	12/27/2022

10.65.2	Form of Securities Purchase Agreement by and between Clearday, Inc. and 1800 Diagonal Lending LLC	8-K	000-21074	10.2	12/27/2022

10.66	Restricted Stock Award and Issuance Agreement between Clearday, Inc. and James T. Walesa dated as of December 30, 2022.	8-K	000-21074	10.1	01/03/2023

10.68.1	Securities Purchase Agreement dated as of January 12, 2023, by and between the Company and Mast Hill Fund, L.P.	8-K	000-21074	10.1	01/19/2023

10.68.2	Promissory Note dated January 12, 2023, issued by the Company to Mast Hill Fund, L.P. in the initial principal amount of $600,000.	8-K	000-21074	10.2	01/19/2023

10.68.3	Registration Rights Agreement dated as of January 12, 2023, by and between the Company and Mast Hill Fund, L.P.	8-K	000-21074	10.5	01/19/2023

10.68.4	Guaranty dated as of January 12, 2023, by SRP Artesia, LLC	8-K	000-21074	10.6	01/19/2023

10.69	Agreement to Convert Obligations dated as of January 27, 2023 (Thinktiv, Inc.)	8-K	000-21074	10.1	02/02/2023

10.70.1	Form of Promissory Note dated February 10, 2023, in the principal amount of $194,360.	8-K	000-21074	10.1	2/16/2023

10.70.2	Form of Securities Purchase Agreement, dated as of February 10, 2023, by and between Clearday, Inc. and 1800 Diagonal Lending LLC.	8-K	000-21074	10.2	2/16/2023

10.71.1	Promissory Note dated February 17, 2023, in the principal amount of $172,217.	8-K	000-21074	10.1	02/24/2023

10.71.2	Securities Purchase Agreement, dated as of February 17, 2023, by and between Clearday, Inc. and Jefferson Street Capital LLC.	8-K	000-21074	10.3	02/24/2023

10.72	Form of the Convertible Promissory Note issued by AIU Alternative Care, Inc.	8-K	000-21074	10.4	02/24/2023

10.73	Lease Termination Agreement dated as of March 31, 2023, by and among certain subsidiaries of Clearday, Inc. party thereto and the other parties thereto	8-K	000-21074	10.1	04/06/2023

10.74	Promissory Note dated March 31, 2023, in the aggregate principal amount of $2,995,547.44 executed by certain subsidiaries of Clearday, Inc. named therein	8-K	000-21074	10.2	04/06/2023

10.75	Guaranty dated March 31, 2023, by Clearday, Inc.	8-K	000-21074	10.3	04/06/2023

10.76	Operations Transfer Agreement dated as of April 1, 2023, by and among certain subsidiaries of Clearday, Inc. and the new operators named therein of the specified residential care facilities	8-K	000-21074	10.4	04/06/2023

10.77	Interim Management and Security Agreement dated as of April 1, 2023, by and between MCA Westover Hills Operating Company, LLC operated under the Memory Care America name, and the new operator party thereto regarding the facility located at San Antonio, Texas	8-K	000-21074	10.5	04/06/2023

10.78	Interim Management and Security Agreement dated as of April 1, 2023, by and between MCA New Braunfels Operating Company, LLC operated under the Memory Care America name, and the new operator party thereto regarding the facility located at New Braunfels, Texas	8-K	000-21074	10.6	04/06/2023

10.79	Consulting and Security Agreement dated as of April 1, 2023, by and between Memory Care at Good Shepard, LLC, operated under the Memory Care America name and the new operator party thereto regarding the facility located at Little Rock, LLC	8-K	000-21074	10.7	04/06/2023

10.80	Form of Parent Stockholder Support Agreement dated as of April 5, 2023, by and among Viveon Health Acquisition Corp., Clearday, Inc. and certain stockholders of Viveon Health Acquisition Corp.	8-K	000-21074	10.1	04/11/2023

10.81	Form of Company Support Agreement dated as of April 5, 2023, by and among Viveon Health Acquisition Corp., Clearday, Inc. and certain stockholders of Clearday, Inc.	8-K	000-21074	10.2	04/11/2023

10.82	Form of Lock-Up Agreement, between the Holder (defined therein) and Viveon Health Acquisition Corp.	8-K	000-21074	10.3	04/11/2023

10.83	Form of Amended and Restated Registration Rights Agreement, by and among Clearday, Inc. (formerly known as Viveon Health Acquisition Corp.), certain stockholders of Viveon Health Acquisition Corp. and certain stockholders of Clearday, Inc.	8-K	000-21074	10.4	04/11/2023

10.84*	Form of the Stockdale Property Sale and Repurchase Right Agreement dated as of May 22, 2023 by and among James Walesa and Stockdale Associates, Ltd.

14	Code of Business Conduct and Ethics	10-K	000-21074	14	04/15/2022

21	List of Subsidiaries.

31.1*^	Statement of CEO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2*^	Statement of CFO Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Statement of CEO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Statement of CFO Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

101	Financials provided in Inline XBRL format. (38)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith

^ Furnished, not filed

+ This exhibit is a management contract or compensatory plan or arrangement.

(a)	Exhibits. See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY

None.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Clearday, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clearday, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, mezzanine equity, convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Clearday, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Clearday, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Clearday, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole8, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Turner, Stone & Company, L.L.P.
Accountants and Consultants
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251
Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665
Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

Critical Audit Matter Description

As disclosed in Notes 2, 6 and 12 to the financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgements around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using an option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s option pricing model.

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.

-	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

/s/ Turner, Stone & Company, L.L.P.

We have served as Clearday, Inc.’s auditor since 2022.

Dallas, Texas

May 25, 2023

Clearday, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$195,638	$965,075
Restricted cash	10,000	10,000
Accounts receivable, net	47,705	50,761
Prepaid expenses and other current assets	213,289	132,926
Other current assets	-	2,763,936
Total current assets	$466,632	$3,922,698

Patents and development	-	8,930
Operating lease right-of-use assets	22,792,752	32,818,019
Land and buildings	5,872,045	4,729,776
Leasehold improvements	435,899	513,960
Furniture fixtures & equipment	76,848	299,895
Work in progress	138,187	115,205
Intangible assets	3,680,000	1,760,000
Other long-term assets	288,155	288,155
Non-current assets held for sale	-	2,086,245
Total assets	$33,750,518	$46,542,883
LIABILITIES, MEZZANINE EQUITY, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,324,002	$3,316,663
Accrued expenses	8,415,609	6,061,644
Derivative liabilities	2,320,547	-
Accrued interest	294,370	-
Due to related parties	672,597	359,132
Deferred revenue	901,235	-
Current portion long-term debt	16,347,290	3,941,782
Notes payable	-	3,228,212
Operating lease liabilities	2,907,605	953,817
Other current liabilities	1,140,106	1,110,000
Current liabilities related to assets held for sale	-	1,438,192
Total current liabilities	$39,323,361	$20,409,442

Long-term liabilities:
Operating lease liabilities	24,415,791	36,642,807
Long-term debt, less current portion, net	1,392,940	8,713,427
Non-current liabilities related to assets held for sale	-	712,847
Total liabilities	$65,132,092	$66,478,523
Commitments and contingencies (Note 7)	-	-
Mezzanine equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,797,052 and 4,797,052 issued and outstanding on December 31, 2022 and December 31, 2021, respectively. Liquidation value $101,162,577 and $96,296,493 on December 31, 2022 and December 31, 2021, respectively.	$20,448,079	$16,857,267

Stockholders’ deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of December 31, 2022 and December 31, 2021, respectively. Liquidation value of $329 and $329 on December 31, 2022 and December 31, 2021, respectively	329	329
Common Stock, $0.001 par value, 20,805,448 and 14,914,458 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	20,805	14,915
Additional paid-in-capital	16,098,182	17,069,481
Accumulated deficit	(79,671,065)	(65,208,327)
Clearday, Inc. Stockholders’ deficit:	(63,551,749)	(48,123,602)
Non-controlling interest in subsidiaries	11,722,096	11,330,695
Total deficit	$(51,829,653)	$(36,792,907)
TOTAL LIABLITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$33,750,518	$46,542,883

See accompanying notes to the audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Operations

	December 31
	2022	2021

REVENUES
Resident fee revenue, net	$12,092,815	$12,603,346
Adult day care	260,317	242,019
Commercial property rental revenue	135,419	36,310
	12,488,551	12,881,675

OPERATING EXPENSES
Wages & general operating expenses	17,367,073	22,487,970
Selling, general and administrative expenses	5,002,720	7,393,834
Loss on impairment	-	7,454,692
Depreciation expense	501,798	529,748
Amortization of right of use assets	1,469,277	1,356,689
Total operating expenses	24,340,868	39,222,933

Operating loss	(11,852,317)	(26,341,258)

Other (income) expenses
Interest expense	3,727,364	1,381,670
PPP loan forgiveness	(992,316)	(1,616,104)
Derivative financing costs	1,227,917	-
Fair value of derivatives	340,842	-
Extinguishment of debt	(1,642,476)	-
Early lease termination fee	1,715,000	-
Gain on disposal of assets	(230,921)	-
Gain on sales of investments	-	(1,172,151)
Gain on the termination of a lease	(982,558)
Other (income)/expenses	(552,431)	(2,953,429)
Total other (income)/expenses	2,610,421	(4,360,014)

Net loss from continuing operations	(14,462,738)	(21,981,244)
Income from discontinued operations, net of tax	-	2,474,569
Net loss attributable to Clearday’s stockholders	$(14,462,738)	$(19,506,675)
Net loss attributable to non-controlling interest	154,855	(178,745)
Preferred stock dividend	(6,620,712)	(5,888,013)
Net loss available to common stockholders	$(20,928,595)	$(25,573,433)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	$(0.83)	$(1.59)
Net loss/income from discontinued operations	0.00	0.18
Net loss	$(0.83)	$(1.41)
Weighted average common shares basic and diluted outstanding	17,508,698	13,791,741

See accompanying notes to the audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholders’ Deficit

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2020	4,606,853	$10,969,078	328,925	$329	13,048,942	$13,049	$17,913,638	$(45,522,907)	$(27,595,891)	$7,799,668	$(19,796,223)
Stock compensation for services	-	-	-	-	135,923	136	689,776	-	689,912	10,765	700,677
Issuance of common stock in connection with reverse merger	-	-	-	-	1,276,042	1,276	3,380,235	-	3,381,511	-	3,381,511
Issuance of Series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	897,000	897,000
PIK dividends on Convertible Preferred Stock F	190,199	5,888,189	-	-	453,551	454	(5,888,467)	-	(5,888,013)	-	(5,888,013)
Issuance of partnership units in subsidiary	-	-	-	-	-	-	-	-	-	2,444,517	2,444,517
Redemption of fractional shares	-	-	-	-	-	-	(2,110)	-	(2,110)	-	(2,110)
Warrants Issued for Service	-	-	-	-	-	-	976,409	-	976,409	-	976,409
Net loss	-	-	-	-	-	-	-	(19,685,420)	(19,685,420)	178,745	(19,506,675)
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	$(36,792,907)

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	$(36,792,907)
PIK dividends accruals on Convertible Preferred Stock F		6,620,712					(6,620,712)		(6,620,712)		(6,620,712)
Series F Incentive Common Stock					2,861,334	2,859	(2,859)	-	-	-	-
Accrued of series I Convertible Preferred Stock in subsidiary									-	546,256	546,256
Derivative Payment discount							706,342		706,342		706,342
Stock Compensation for services					334,345	335	398,920		399,255		399,255
Shares issued for Loan					558,150	558	447,243		447,801		447,801
Redemption of series F shares		(3,029,900)			360,725	361	3,029,539		3,029,900		3,029,900
Officer Compensation and debt conversion					1,776,436	1,777	1,070,228		1,072,005		1,072,005
Net loss								(14,462,738)	(14,462,738)	(154,855)	(14,617,593)
Balance at December 31, 2022	4,797,052	20,448,079	328,925	329	20,805,448	20,805	16,098,182	(79,671,065)	(63,551,749)	11,722,096	(51,829,653)

See accompanying notes to the audited consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Cash Flows

	December 31, 2022		December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(14,462,738)		$(19,506,675)
Loss from discontinued operations, net of tax		-		(2,474,569)
Loss from continued operations		(14,462,738)		(21,981,244)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation expense		501,798		529,748
Amortization of right of use assets		1,469,277		1,983,618
Stock based compensation		399,255		700,677
Shares issued for loan commitment		447,801		-
Financing costs from derivative liabilities		1,227,917		-
Gain on termination of lease		(982,558)		-
Net loss attributed to non-controlling interest in subsidiaries		(154,855)		-
Impairment of assets		-		7,454,692
Amortization of derivative discount		675,384		-
Series I preferred stock accumulated dividend		546,256		-
Change in fair value of the derivative		340,842		-
Allowance for doubtful accounts		-		108,360
Amortization of debt issuance costs		669,475		494,685
Gain of PPP loan forgiveness		(992,316)		(1,616,104)
Extinguishment of debt		(1,642,476)		-
Redemption of fractional shares		-		(2,110)
Loss (gain) on the sale of fixed assets		(230,941)		-
Loss of patents		8,930		-
Warrants issues for services		-		976,409
Unrealized gain on securities		-		64,041
Changes in operating assets and liabilities		-		-
Accounts receivable		3,056		38,916
Other current assets		-		-
Prepaid expenses		(80,363)		(2,490,450)
Accounts payable		1,087,339		(1,126,238)
Accrued expenses		-		7,581,560
Accrued interest		-		(103,631)
Accrued liabilities		3,282,148		-
Deferred revenue		901,235		(367,122)
Due to relate parties		213,465		-
Other non-current assets		2,763,936		(2,795,782)
Other current liabilities		30,106		(472,361)
Change in operating lease liability		-		(810,583)
Net cash used in activities of continuing operations		(3,978,027)		(11,832,919)
Net cash provided by operating activities of discontinued operations		-		9,222,731
Net cash used in operating activities		(3,978,027)		(2,610,188)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment		(28,755)		(240,727)
Proceeds from PP&E		980,000		-
Proceeds from TIC interest		100,000		-
Proceeds from sale of non-consolidated subsidiary:		-		1,456,206
Payment for capitalized software costs		-		(1,608,930)
Payment for acquisitions		-		(100,000)
Net cash provided by (used in) investing activities of the continuing operations		1,051,245		(493,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt		(4,850,152)		(13,321,372)
Proceeds from long-term debt		8,365,177		-
Payments on lease obligations		(734,680)		-
Payments on debt issuance costs		(623,000)		-
Borrowings on debt, net		-		12,929,498
Cash received from merger transaction		-		259,005
Proceeds from sale of preferred stock and member units in subsidiary		-		3,341,517
Net cash provided by in financing activities		2,157,345		3,208,648
Change in cash and restricted cash from continuing operations		(769,437)		(9,117,722)
Change in cash and restricted cash from discontinued operations		-		9,222,731
Cash and restricted cash at beginning of the year		975,075		870,066
Cash and restricted cash at end of year		$205,638		$975,075

Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents		195,638		965,075
Restricted cash		10,000		10,000
Total cash and restricted cash		$205,638		$975,075
Beginning of period
Cash and cash equivalents		965,075		780,262
Restricted cash		10,000		89,804
Total cash and restricted cash		$975,075		$870,066

Supplemental disclosures of cash flow information
Cash paid for interest		$1,383,364		$779,354
Cash paid for income taxes		-		-

Supplemental disclosures of non-cash investing and financing activities:
Debt to equity of non-controlling interest	$			$325,000
Preferential interest in real estate for 400,000 shares issues by STI				1,600,000
Purchase of internally developed software with accounts payable		1,920,000		1,760,000
Debt converted to equity		1,072,005		-
Early lease termination fee		9,538,548		-
Settlements on derivative liability		706,342		-
Converted Preferred Shares Series F to Common Shares		3,029,900		-
PIK dividends for Series F preferred shares		6,620,712		5,888,013
Debt discount on derivative liability		1,458,130		-
Transfer of discontinued operations (non-current assets held for sale to PPE)		2,086,245		-
Transfer of discontinued operations from liabilities related to assets held for sale to accrued expense and long-term debt		$2,151,039	$

The accompanying notes are an integral part of these audited consolidated financial statements.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

1. Organization, Description of Business, Basis of Presentation, Liquidity and Going Concern

Organization, Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc. (“STI”), was established in 1987 and closed a merger (“AIU Merger”) with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. The AIU Merger was described in the Registration Statement (“AIU Merger Registration Statement”) on Form S-4, as amended and supplemented (Registration No. 333-256138). Prior to the closing of the AIU Merger, the Company was a leading company in developing and commercializing high temperature superconductor (“HTS”) materials and related technologies. As described in the AIU Merger Registration Statement, after the AIU Merger, the Company continued the businesses of AIU and continued one of the businesses of the Company related to its Sapphire Cryocooler and its related patents and intellectual property. AIU was incorporated on December 20, 2017, and began its business on December 31, 2018 when it acquired the businesses of certain private funds that operate five (5) memory care residential facilities and other businesses (the “2018 Acquisition”), including commercial real estate and hospitality assets from related parties. The memory care business is conducted through the Memory Care America LLC subsidiary (“MCA”), which has been in the residential care business since November 2010 and has been managed by the Company’s executives for approximately 5 years. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the longevity market.

All of the Company’s assets that were acquired in the 2018 Acquisition and are not related to the memory care facilities, or the non-acute care and wellness industry were designated as non-core businesses and held for disposition. Accordingly, such assets and liabilities are classified as held for sale in the audited consolidated balances sheets as of December 31, 2021, but reclassed out of assets held for sale in 2022. Additionally, the results of operations for these non-core businesses are classified as income from discontinued operations within the audited consolidated statements of operations for the years ended December 31, 2021, but discontinued in 2022.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which spread throughout the U.S. and the world, as a pandemic and has had a significant impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The governmental response includes additional protocols for the health and safety of residents and staff in the Company’s facilities. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on the Company’s business and cash flow from operations, similar to many businesses. The Company has begun, and intends to continue, to resume normal operations. However, the Delta Variant of the COVID-19 has become the predominant COVID-19 strain in the United States and has put a renewed focus on prevention and has caused many governments and other authorities to re-institute preventive measures to mitigate the risk of hyperlocal outbreaks. The total impact of COVID-19 is unknown and may continue as the rates of infection, including of the Delta Variant, have increased in Texas and many other states in the U.S. As a result, management has concluded that there was a long-lived asset impairment triggering event during 2021, which required management to perform an impairment evaluation. See Note 5 “Discontinued Operations” in 2021 for additional discussion and results. There were no impairment charges taken in 2022.

Merger between Allied Integral United, Inc and AIU Special Merger Company, Inc and Name Change

On September 9, 2021,

●	The AIU Merger was completed.
●	In connection with, and prior to completion of, the Merger, the Company (1) effected a 3.773585 -for-1 share reverse stock split (the “Reverse Stock Split”) of its Common Stock resulting in a decrease of outstanding shares of common stock from 2,751,780 to approximately 729,222; and (2) changed its name to “Clearday, Inc.”
●	A special distribution for the issuance and delivery of approximately 546,820 shares of Common Stock (“True Up Shares”) was declared and distributed on or about September 20, 2021.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Under the terms of the AIU Merger:

●	AIU capital stock and warrants were exchanged or converted for Clearday capital stock;
●	Clearday assumed the obligation to issue its shares of Common Stock with respect to the (1) 10.25% Series I Cumulative Convertible Preferred Stock (AIU Alt Care Preferred”) issued by AIU Alternative Care, Inc. (“AIU Alt Care”), a subsidiary of AIU, and (2) units of limited partnership interest (“Clearday OZ LP Interests”) of Clearday Alternative Care OZ Fund LP (“Clearday OZ Fund”), a subsidiary of AIU Alt Care.

The AIU Merger was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, AIU was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) AIU’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) AIU designated a majority of the members of the initial board of directors of the combined company, and (iii) AIU’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying consolidated financial statements of the Company and the reported operating results prior to the Merger are those of AIU.

Liquidity and Going Concern

The Company has incurred significant cumulative consolidated operating losses and negative cash flows. As of December 31, 2022, the Company has an accumulated deficit of $(79,671,065) continued loss from operations of $(14,462,738) and negative cash flows from continued operations in the amount of $(769,437) and negative working capital of $38,856,729. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financing or other sources, including the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and prospects. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

For the period ended December 31, 2022, the Company entered certain financing transactions that are designated as the sale or forward sale of revenues from the MCA residential fees. The repayment of these financing transactions range from 210 days to one year. We have stopped paying on these loans which has resulted in several lawsuits (See “Note 6 – Indebtedness”)

For the period ended December 31, 2021, the Company sold undivided interests, representing 67.36% of the aggregate interests, in the Naples Property for an aggregate cash amount of $3,141,000 which was received by, and is available to, Clearday. The remaining 32.64% of the undivided interests in the Naples Property are retained by the Company.

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

In November 2019, AIU Alt Care filed a certificate of designation that authorized preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share (the “Alt Care Preferred Stock”). The certificate of incorporation of AIU Alt Care authorizes 1,500,000 shares of preferred stock of which 700,000 is designated Alt Care Preferred Stock and 1,500,000 of common stock. Each share of the Alt Care Preferred Stock has a stated value equal to the $10.00 Alt Care Preferred Stock original issue price. For the year ended on December 31, 2021, $897,000 was invested in AIU Alt Care in exchange for 89,700 shares of Alt Care Preferred Stock.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and Clearday OZ Fund were formed. AIU Impact Management, LLC manages Clearday OZ Fund as its general partner, owns 1% of Clearday OZ Fund and allocates 99% of income gains and losses accordingly to the limited partners.

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

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Basis of Presentation.

The Company’s audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying audited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.

Certain prior period amounts have been reclassified on the accompanying audited consolidated statements to conform to the current year presentation. This reclassification had no effect on previously reported net income (loss), deficit or cash flows from operating activities.

Classification of Convertible Preferred Stock.

The Company applied ASC480, distinguishing liabilities from equity, and revised the consolidated financial statement presentation of its convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in consolidated balance sheets, amounts applicable to the following three general classes of securities: (i) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer; (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer; and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

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

Significant estimates in our consolidated financial statements relate to valuation of stock-based compensation, internally developed software, assets held for sale, impairment of long-lived assets and allocations related to the AIU Merger.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Fair Value Measurement

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our consolidated balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s consolidated balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 or 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2022:

Balance - December 31, 2021	$-
Additions	2,686,047
Settlements	(706,342)
Change in fair value	340,842
Balance - December 31, 2022	$2,320,547

Beginning on March 30, 2022, the Company issued note payable agreements which contain default provisions that contain a conversion feature meeting the definition of a derivative liability which therefore requires bifurcation. Further, pursuant to the Company’s contract ordering policy, the note issuances containing conversion features and related warrant issuances subsequent to March 30, 2022, resulted in derivative liabilities.

At December 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.56; risk-free interest rates ranging from 3.99 to 4.76%; expected volatility of the Company’s common stock ranging from 183% to 572%; exercise prices of from $0.35 to $0.43; and terms from three to sixty months.

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

Restricted cash as of December 31, 2022, and December 31, 2021, includes cash that the Company deposited as security for obligations arising from property taxes, property insurance and replacement reserve the Company is required to establish escrows as required by its mortgages and certain resident security deposits.

Software Capitalization.

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per FASB Topic ASC350-40 (“Internal-Use Software Accounting & Capitalization”). Once the software has been developed, the costs to maintain and train others for its use will be expensed.

Risks and Uncertainties.

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. At certain times throughout the year, the Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. The Company performs ongoing credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography, of the customer base.

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

Earnings Per Share.

Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in the substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the year had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the year. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the year, as adjusted for the potential dilutive effect of non-participating share-based awards.

Accounts Receivable and Allowance for Doubtful Accounts.

The Company records accounts receivable at their estimated net realizable value. Additionally, the Company estimates allowances for uncollectible amounts based upon factors which include, but are not limited to, historical payment trends, write-off experience, and the age of the receivable as well as a review of specific accounts, the terms of the agreements, the residents, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation. The Company did not have any allowance for doubtful accounts as of December 31, 2022 or 2021.

The allowance for doubtful accounts reflects estimates that the Company periodically reviews and revises based on new information, to which revisions may be material. The Company’s allowance for doubtful accounts consists of the following:

Allowance for Doubtful Accounts	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs	Balance at End of Year
December 31, 2022	0	0	0	0
December 31, 2021	68,911	108,360	(177,271)	0

Assets and Liabilities Held for Sale.

In 2021, the Company designated its real estate, other than its headquarters, and hotels as held for sale when it is probable these non-core business assets will be sold within one year. The Company recorded these assets on the audited consolidated balance sheets at the lesser of the carrying value and fair value less estimated selling costs. If the carrying value is greater than the fair value less the estimated selling costs, the Company records an impairment charge. The Company evaluates the fair value of the assets held for sale each period to determine if it has changed (See Note 5 “Discontinued Operations”). In 2022, we discontinued this accounting treatment since these assets no longer met the criteria as held for sale and were transferred back to assets held for use.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Property and Equipment.

Property and equipment are recorded at cost and depreciated using the straight-line basis over their estimated useful lives, which are typically as follows:

Asset Class	Estimated Useful Life (in years)
Buildings	39
Leasehold improvements	15-17	*
Equipment	7
Computer equipment and software	5
Furniture and fixtures	7

*	useful life is based on the remaining term of the lease, assuming that there is no termination.

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

Valuation of Long-Lived Assets.

Long-lived assets to be held and used, including property and equipment, right to use assets and definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2022, there were no impairments recognized by the Company. As of December 31, 2021, the Company recognized certain impairments of $7,454,692.

Intangible Assets

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

On September 9, 2021 in connection with the AIU Merger, the Company recognized goodwill of $3,058,464. Such goodwill was deemed impaired as of December 31, 2021 and reduced to zero. The Company also recognized goodwill in connection with its acquisition of Primrose described in Note 11. The Company recognized goodwill resulting from this acquisition of $223,929. Such amount was deemed impaired as of December 31, 2021 and reduced to zero.

Software Capitalization.

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per FASB Topic ASC350-40 (“Internal-Use Software Accounting & Capitalization”). Once the software has been developed, the costs to maintain and train others for its use will be expensed. At December 31, 2022 and December 31, 2021, $3,680,000 and $1,760,000, respectively were the balances that will be amortized based on the estimated useful life of five years. The Company will begin this amortization starting January 1, 2023.

Acquired intangible assets subject to amortization are as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$3,680,000	$0	$3,680,000	5

Expected future amortization expense for intangible assets as of December 31, 2022 is as follows:

Fiscal Years
2023	$736,000
2024	736,000
2025	736,000
2026	736,000
2027	736,000
Thereafter	-
Total	$3,680,000

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$1,760,000	$-	$1,760,000	6

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Gain (Loss) on Sale of Assets.

In 2021, the Company entered into real estate transactions which may include the disposal of certain commercial shopping centers and hotels, including the associated real estate; such transactions are recorded in Note 5 “Discontinued Operations.” The Company recognizes gain or loss on these property sales when the transfer of control is complete. The Company recognizes gain or loss from the sale of equity method investments when the transfer of control is complete, and the Company has no continuing involvement with the transferred financial assets.

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

Lease Accounting.

Lessee.

The Company regularly evaluates whether a contract meets the definition of a lease whenever a contract grants a party the right to control the use of an identified asset for a period in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease. The Company accounts for contracts that do not meet the definition of a lease under other relevant accounting guidance (such as ASC606 for revenue from contacts with customers).

The Company’s lease agreements primarily consist of building leases. These leases generally contain an initial term of 15 to 17 years and may contain renewal options. If the Company’s lease agreements include renewal option periods, the Company includes such renewal options in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC842 will be greater than the non-cancelable term of the contractual arrangement.

The Company classifies its lessee arrangements at inception as either operating leases or financing leases. A lease is classified as a financing lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for financing lease classification is met. The Company has no financing leases as of December 31, 2022 or 2021.

ROU assets associated with operating leases are included in “Right of Use Asset” on the Company’s audited consolidated balance sheets. Current and long-term portions of lease liabilities related to operating leases are included in “Lease Liabilities, Current” and “Lease Liabilities, Long-Term” on the Company’s consolidated balance sheets as of December 31, 2022 and 2021. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability plus or minus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.

The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.

Lessor.

The Company’s lessor arrangements primarily included tenant contracts within shopping centers, which are included in discontinued operations. The Company classifies its leases at inception as operating, direct financing, or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of the Company’s tenant contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI) and are included in discontinued operations. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.

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

Income Taxes.

The Company’s income tax expense includes U.S. income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences to be included in the Company’s audited consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized.

Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent, the Company believes that the Company is more likely than not that all or a portion of deferred tax assets will not be realized, the Company establishes a valuation allowance to reduce the deferred tax assets to the appropriate valuation. To the extent the Company establishes a valuation allowance or increase or decrease this allowance in each period, the

Company includes the related tax expense or tax benefit within the tax provision in the audited consolidated statement of operations in that period. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the future, if the Company determines that it would be able to realize its deferred tax assets in excess of their net recorded amount, the Company will make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit within the tax provision in the audited consolidated statement of operations in that period.

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

A substantial portion of the Company’s revenue from its independent living and assisted living communities relates to contracts with residents for services that are generally under ASC Topic 606. The Company’s contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short-term in nature. The Company has determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when the Company’s performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our audited consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all these community fees are non-refundable and are initially recorded as deferred revenue and included in accrued expenses and other current liabilities in our audited consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident’s agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our audited consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

Core Business

Resident Care Contracts. Resident fees at the Company’s senior living communities may consist of regular monthly charges for basic housing and support services and fees for additional requested services and ancillary services. Fees are specified in the Company’s agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed on the first of the month. Funds received from residents in advance of services are not material to the Company’s audited consolidated financial statements.

Below is a table that shows the breakdown by percentage of revenues related to contracts with residents versus resident fees for support or ancillary services.

	For the years ended December 31,
	2022	%	2021	%
Revenue from contracts with customers:
Resident rent - over time	$12,092,815	97%	$12,104,591	94%
Day care	260,317	2%	278,329	2%
Commercial property rental revenue – over time	135,419	1%	498,755	4%
Total revenue from contracts with customers	$12,488,551		$12,881,675	100. %

Day care revenue is from Primrose Day care center which was purchased in 2021.

Other Operating Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. Under the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. The Provider Relief Fund was further supplemented on December 27, 2020, by the Consolidated Appropriations Act, 2021. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions, including certain reporting requirements. Other operating income includes income recognized for funds received pursuant to the Provider Relief Fund of the CARES Act for which the Company has determined that it followed the terms and conditions of the Provider Relief Fund of the CARES Act. The Company recognized other operating income in its consolidated statements of operations to the extent it had estimated that it had COVID-19 incurred losses or related costs for which provisions of the CARES Act are intended to compensate. The amount of income recognized for these estimated losses and costs is limited to the amount of funds received during the period in which the estimated losses and costs were recognized or incurred or, if funds were received subsequently, the period in which the funds were received.

During 2022, the Company did not receive any HHS grants. During the year ended December 31, 2021, the Company received HHS Government grants amounting to $289,487 and total HHS Government grants received by the Company of $675,868. As of December 31, 2021, the Company has included the funds as part of other income in the statement of operations. (See “Note 1 “Description of Business, Basis of Presentation, Liquidity and Going Concern”).

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

PPP Loans.

The Company recognizes Paycheck Protection Program loans (PPP loans) under the Small Business Administration as debt instruments in accordance with ASC470, Debt. When the loan proceeds are received, a long-term liability account (i.e., “PPP Loan Liability”) is set up. The presentation of the loan in the consolidated balance sheets is accounted for in accordance with U.S. GAAP regarding the presentation of assets and liabilities, whereas the portion of the loan due within 12 months from year end will be considered a current liability and the remaining portion will be considered a long-term liability. Also, under this guidance, a borrower should not recognize any income from the extinguishment of its debt until the borrower has been legally released as the primary obligor under the loan. In addition, the forgiveness of PPP loans as income has been recorded as other income and not included in income from operations based on the unprecedented nature of COVID-19.

ERTC Funds.

The Company is eligible to claim the employee retention tax credit (“ERTC”) for certain of our employees under the CARES act. The refundable tax credit for 2021 is available to employers that fully or partially suspend operations during any calendar quarter in 2021 due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings due to COVID-19, and is equal to 70% of qualified wages paid after March 12, 2020, through December 31, 2020, to qualified employees, with a maximum credit of $7,000 per employee. The credit was modified and extended for wages paid from January 1, 2021, through September 30, 2021, by the Consolidated Appropriations Act, 2021. Certain of these credits are obtained by refunds of employer taxes that have been paid and other amounts were obtained by reducing the number of withholdings remitted to the IRS.

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

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Recently Issued Accounting Pronouncements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists, and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition and effective date for nonpublic entities and clarifies that receivables arising from operating leases are not in the scope of this ASU. These ASUs are effective for reporting periods beginning after December 15, 2022. The Company is assessing the potential impact that the adoption of these ASUs will have on its audited consolidated financial statements.

For all other modifications or exchanges, the effect should be measured as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged for all other modifications or exchanges. The amendments require entities to recognize the effect based on the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments also require entities to recognize the effect in accordance with the guidance in Topic 718, Compensation - Stock Compensation. ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. ASU 2021-04 was adopted on January 1, 2022. The Company has assessed the impact that the adoption of this ASU has had on its audited consolidated financial statements and determined that such adoption did not have a material effect.

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

AIU Merger.

On September 9, 2021, the Company completed the AIU Merger. The AIU Merger was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees.

The total purchase price paid in the Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Merger. The following summarizes allocation of purchase price paid in the Merger:

Number of shares of the combined organization owned by the Company’s pre-merger stockholders	1,276,042
Multiplied by the fair value per share of Superconductor common stock	$2.65
Fair value of consideration issued to effect the Merger	$3,381,510
Transaction costs	-
Purchase price	$3,381,510

The allocation of the purchase price is as follows.

Cash acquired	$259,005
Net assets acquired:
Prepaid expenses	162,434
Inventory	68,000
Investment in AIU real estate (eliminated in consolidation)	1,600,000
Accounts payable and accrued expenses	(298,353)
Accrued compensation	(1,000,000)
Debt assumed	(468,040)
Total net assets	64,041
Fair value of excess of purchase price over net assets acquired – Preliminary Goodwill	3,058,464
Purchase price	$3,381,510

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

3. Real Estate, Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31, 2022	December 31, 2021

Land	$2,231,879	$1,255,477
Buildings	4,975,243	4,508,796
Leasehold Improvements	846,754	850,159
Computers	332,809	395,735
Furniture, fixtures, and equipment	1,379,219	1,399,314
Other Equipment	518,145	583,528
Work in progress	138,187	115,205
Total:	10,422,236	9,108,214
Less accumulated depreciation	(3,899,257)	(3,472,904)
Real estate, property and equipment, net	$6,522,979	$7,418,836

Non-core businesses classified as assets held for sale:

	December 31, 2022	December 31, 2021
Land	$-	$1,688,070
Building and building improvements	-	466,447
Furniture, fixtures, and equipment	-	-
Other	-	-
Total	-	2,154,517
Less accumulated depreciation	-	(68,272)
Real estate, property and equipment, net	$-	$2,086,245

The Company recorded depreciation expenses relating to real estate, property, and equipment for the Company’s memory care facilities and corporate assets in the amount of $501,798 and $529,748 for the years ended December 31, 2022, and 2021, respectively.

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

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

4. Leases

The Company follows ASC842, as discussed in Note 2 “Summary of Significant Accounting Policies,” the Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess the lease identification, lease classification, and initial direct costs. The Company has elected the accounting policy practical expedient to exclude recording short term leases for all asset classes, as right-of-use assets, and lease liabilities on the audited consolidated balance sheet. Finally, the Company has elected to recognize lease components and non-lease components separately for real estate leases.

Leases for Memory Care Facilities.

During 2022, the Company leased three memory care facilities from MHI-MC San Antonio, LP, MHI-MC Little Rock, LP, and MHI-MC New Braunfels, LP (collectively “MHI entities”) under three separate lease agreements and originally recorded a right of use asset and a lease liability of $35,782,153. The Amended Leases contain three options to renew, which were not considered reasonably certain of being exercised as of the lease commencement date nor the balance sheet date. These leases were terminated on May 1, 2023 as described in Note 15 “Subsequent Events.”

As of December 31, 2021, the Company leased one memory care facility from MC-Simpsonville, SC-1-UT, LLC (the “Simpsonville Landlord”) under a 15-year non-cancelable lease agreement. Provided the Company is not in default, the lease agreement has three successive five-year renewal options and has the right of first refusal to acquire the Simpsonville Landlord’s interest in the property in certain situations. Beginning January 2019, the Company ceased paying the Simpsonville Landlord rent. The Landlord filed a lawsuit against the guarantors of the lease and on October 21, 2020, the trial court issued a final judgment of the damages for the plaintiff in the amount of $2,801,365. The trial court has not made findings of fact related to the Company’s liability under the Lease. Additionally, the Company has appealed the trial court judgement as they believe it has reasonable likelihood of success to reduce certain fees in the amount of $190,043 in past taxes and $248,074 in attorney’ fees. In connection with this appeal, the Guarantors made a cash deposit to the trial court of $2,763,936. The Company has accrued an amount that it determines is reasonable with respect to this contingency. See Note 7 “Commitments and Contingencies” for additional information.

All leases are classified as operating leases. The Company does not have any leases within its non-core business. Therefore, no right-of-use assets or lease liabilities were recorded within non-current assets held for sale or lease liability on the audited consolidated balance sheet following the adoption of ASC842. Weighted-average remaining lease terms and discount rate as of December 31, 2022, are 12.5 years and 8.25%, and as of December 31, 2021, are 13.5 years and 8.25%.

Per ASC360-10-35-21, the Company performed an impairment test on our long-term assets, including ROU or leased assets. The New Braunfels, Simpsonville, Naples Operating and Naples LLC facilities failed the recoverability test as set out in the accounting standard. As a result, the New Braunfels, Simpsonville, Naples Operating and Naples LLC facilities incurred impairment charges in the amounts of $1,423,328, $227,473, $77,369 and 2,668,059, respectively in the year 2021. No impairment charges were recognized in 2022.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Lease Costs.

For the years ended December 31, 2022, and 2021, the lease costs recorded in the audited consolidated statement of operations, included in wages and general operating expenses, are as follows:

	For the years ended December 31,
	2022	2021
Lease costs:
Operating lease costs	$3,858,902	$4,885,958
Short-term lease costs	80,270	44,591
Total lease costs	$3,939,172	$4,930,549

5. Discontinued Operations

The Company held two hotel properties during 2021, each of which were classified as non-core assets and had experienced an extended closure since March 2020 due to the COVID-19 pandemic, resulting in significant reductions in cash flows and ability to repay the separate mortgage loans on these properties.

SeaWorld Hotel.

During the year ended December 31, 2021, the Company entered into an agreement with Pender Capital Asset Based Lending Fund I, L.P. regarding the SeaWorld hotel property and transferred the property to this lender. This lender agreed to limit the aggregate obligations under the secured obligations to the amount of the deficiency realized by the lender on the subsequent sale of the SeaWorld hotel property, subject to an aggregate specified limit if the Company complied with the terms of the agreement. In May 2021, the lender sold the SeaWorld hotel property which created an aggregate deficiency of $216,000 plus the required payment of taxes in the amount of $82,500 which the Company has accrued as of December 31, 2021. Furthermore, the Company is liable to pay the property taxes for 2021, which amount would be due by January 31, 2022 of approximately $20,000. These amounts were financed under such agreement, and paid prior to December 31, 2022.

Buda Hotel.

As of May 24, 2021, the Company entered into an agreement for the sale of the Buda hotel property amounting to $4,350,000. The sale closed on October 1, 2021, and resulted in a gain of $204,719 after deducting fees and the net book value of the property.

The Company previously recognized an impairment provision amounting to $811,061 for this property in accordance with ASC360 and ASC820. Considering the sale offer and guidance available as per ASC360, the Company considered the offer price less cost of transfer as fair market value of the Buda hotel property and reversed the impairment provision of $811,061 on June 30, 2021. The impairment amount was included in the other income portion of the audited statement of operations—discontinued operations and was also included in the income from discontinued operations line item in the audited consolidated statement of operations.

The sale of the Buda hotel property completes the sale of all the Company’s hotel properties and relieves approximately $4,500,000 of financing liabilities and approximately $4,100,000 of long-term assets, net of accumulated depreciation, from the Company’s audited consolidated balance sheet resulting in a gain of $204,719.

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

The following statements are the consolidated balance sheets and income statements for the Company’s discontinued operations as of December 31, 2021, there were no assets classified as Discontinued Operations as of December 31, 2022:

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$-	$20,615
Restricted cash	-	-
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	-	20,615
Due from related parties
Investments in non-consolidated entities	-	-
Note Receivables	-	-
Real estate, property and equipment, net	-	2,086,245
Total long-term assets held for sale	-	2,086,245
TOTAL ASSETS	$-	$2,106,860
LIABILITIES
Current liabilities:
Accounts payable	$-	$-
Accrued expenses	-	438,192
Accrued interest	-	-
Current portion of long-term debt	-	1,000,000
Due to related parties
Total current liabilities	-	1,438,192

Long-term liabilities:
Note payable	-	487,678
Long-term debt, less current portion	-	225,169
Total long-term liabilities held for sale	-	712,847
TOTAL LIABILITIES	$-	$2,151,039

Stockholders’ Equity
Total shareholders’ equity	-	(44,179)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$2,106,860

Clearday, Inc.

Notes to Consolidated Financial Statements

	Years ended December 31,
	2022*	2021
REVENUES
Hotel room and other revenue	$-	$-
Commercial property rental revenue	-	85,346

Total revenues, net	-	85,346

Costs and expenses
Operating expenses	-	1,949,773
Impairment	-	-
General and administrative expenses	-	1,077,735
Total operating expenses	-	3,027,508

Loss from operations	-	(2,942,162)

Other/(income) expenses
Interest expense	-	230,368
Gain on disposal of assets	-	319,718
Equity income from investees, net of applicable taxes	-	-
Impairment expense (recovery)	-	(811,061)
Other (income) expenses	-	5,155,757
Total (income)/expense	-	5,416,731

Net (loss) income	$-	$2,474,568

*	There were no assets classified as Discontinued Operations as of December 31, 2022:

6. Indebtedness

As of December 31, 2022, and December 31, 2021, the current portion of long-term debt within the Company’s audited consolidated financial statements is as stated below. The debt associated with our current portion of long-term debt within the Company’s audited consolidated financial statements for our assets held for sale is expected to be repaid primarily with the proceeds from the sales of the applicable assets. See Note 2 “Summary of Significant Accounting Policies” for more information about the Company’s assets held for sale.

Interest and Future Maturities.

The Company has recorded interest expense in the accompanying audited consolidated financial statements of $3,727,364 and $1,381,670 for the years ended December 31, 2022, and 2021, respectively, and $0 and $309,914 for discontinued operations for the same periods.

Notes Payable

From March 30, 2022 to December 14, 2022, the Company issued five notes payable which contained a default conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion features were valued at $682,979 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $634,630.

From July 1, 2022 to September 28, 2022, the Company issued two notes payable which contained a default conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion features were valued at $1,014,100 upon issuance and recorded as a derivative liability. In connection with the note agreements, the Company issued a total of 1,372,500 warrants. The warrants were fully vested at issuance and may be exercised for sixty months following an event of default. At issuance, the warrants, valued at $988,968, were recorded as derivative liabilities pursuant to the Company’s contract ordering policy. In total, the derivative liabilities associated with the two notes totaled $2,003,068 at issuance and resulted in additional debt discounts totaling $823,500.

The change in the interest expense reflects primarily the impact of the repayment of debt since the beginning of the prior year period and during this period, offset in part by incurrence of indebtedness at the latter part of this period at higher and lower interest rates.

As of December 31,	Continuing Core	Discontinued Non-Core	Total
2023	6,888,092	-	6,888,092
2024	10,015,350	-	10,015,350
2025	116,760	-	116,760
2026	1,017,678	-	1,017,678
Thereafter	706,621	-	706,621
Total obligations	$18,744,501	$-	$18,744,501

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

The following table summarizes the maturity of the Company’s debt as of December 31, 2022:

Indebtedness of Facilities

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2022	2021
Naples Mortgage Loan	May 2023	9.95%	4,550,000	4,550,000
Invesque (Lessor) Loan	January 2024	8.50%	-	57,452
Gearhart Loan (1) #	December 2022	7.00%	193,578	213,578
SBA PPP Loans	February 2022	1.00%	1,518,682	2,510,998
Bank Direct Payable	December 2022	3.13%	80,381	-
Sixth Street Lending	February 2023	12.00%	49,593	-
1800 Diagonal	January 2024	12.00%	116,760
Buda 2K Hospitality LLC	October 2022	15.00%	-	100,000
Equity Secure Fund I, LLC	June 2022	11.50%	1,000,000	1,000,000
New Braunfels Business Loan	March 2022	6.25%	-	64,072

Merchant Cash Advance Loans (2)

Libertas Financing Agreement	May 2022	0.00%	-	283,685
New Braunfels Samson Funding 1	April 2022	0.00%	-	80,467
New Braunfels Samson Group 2	April 2022	0.00%	-	80,467
Naples Operating LG Funding	April 2022	0.00%	-	92,519
Naples LLC CFG Merchant Solutions	September 2022	0.00%	-	134,239
Naples Operating PIRS Capital	March 2023	0.00%	338,000	-
Little Rock Libertas	February 2023	0.00%	326,330	-
PIRS Capital Financing Agreement	March 2023	0.00%	144,659	-
Naples Samson #1	May 2023	0.00%	76,916	-
Naples LG Funding #2	April 2023	0.00%	171,170	-
Little Rock Premium Funding	April 2023	0.00%	211,313	-
Little Rock KIT Funding	December 2022	0.00%	89,400	-
Little Rock Samson Funding #4	February 2023	0.00%	170,501	-
Naples Operating SWIFT	December 2022	0.00%	111,750
New Braunfels Samson Cloud Fund	February 2023	0.00%	308,035	-
New Braunfels Samson Group	February 2023	0.00%	375,804	-
Westover Hills One River	December 2022	0.00%	128,301	-
Westover Hills FOX Capitol	March 2023	0.00%	109,384	-
Westover Hills Arsenal	October 2023	0.00%	95,882	-
Westover Samson Funding	March 2023	0.00%	267,754	-
Notional amount of debt			10,434,193	9,492,477
Less: current maturities			10,434,193	4,910,863
			$-	$4,581,614

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Indebtedness Allocated to Assets Held For Sale

	Maturity	Interest	December	December
	Date	Rate	2022	2021
Real Estate:
Artesia Note	June 2033	Variable	$211,721	$225,436
Tamir Note	March 2022	12.00%	-	300,000
Leander Note	April 2022	12.75%	-	700,000
Carpenter Enterprises	Demand		300,000	-
Leander Stearns National Association #	February 2023	Variable %	805,000	-
Notional amount of debt			1,316,721	1,225,436
Less: current maturities			805,000	1,000,000
			$511,721	$225,436

Other (Corporate) Indebtedness

	Maturity	Interest	December	December
	Date	Rate	2022	2021
AGP Note #	March 2023	5.00%	550,000	2,522,922
Cibolo Creek Partners	December 2025	0.09%	$421,470	$421,470
Cibolo Creek Partners promissory note	December 2025	0.09%	$96,208	$66,208
EIDL SBA Treas 310	December 2051	3.75%	494,900	494,900
Firstfire	May 2023	12.00%	95,054	-
Five C’s Loan #	December 2022	9.85%	325,000	325,000
GS Capital	May 2023	12.00%	50,955	-
Jefferson Street	May 2023	12.00%	84,000	-
KOBO, L.P. (3)	October 2023	Variable %	500,000
Mast Hill #1 #	May 2023	12.00%	420,000	-
Mast Hill #2 #	July 2023	12.00%	315,000	-
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Notional amount of debt			3,852,587	4,330,500
Less: current maturities			2,340,009	1,741,370
			$1,512,578	$2,589,130

TIC Purchase Agreements	Demand	8.00%	3,141,000	-

Other Current Liabilities
Related Party Payable			672,597	359,132
			$672,597	$283,023

Total			$18,744,501	$15,048,413
Less debt discount & derivatives			(1,004,271)	(325,000)
			$17,740,230	$14,723,413

(1)	Note is issued by MCA and is secured by all of MCA’s assets which consist primarily of its ownership of its residential facilities.

(2)	Each of these loans is a merchant cash advance that is subject to litigation for non-payment as described in Note 7. There is no interest rate in that each such loan provides for a repayment amount that is greater than the amount advanced for the purchase of receivables. Such amount is repaid at a specified amount on the specified period as provided in the financing agreement. The difference between the net amount received and the total amount required to be paid is accounted for as interest. Each such loan is guaranteed by James Walesa, the Company’s Chief Executive Officer, or Christin Hemmens, an officer of the Company and of a Company subsidiary, MCA Naples Operating Company, LLC. The aggregate face amount of these obligations that are subject to litigation is $2,925,199.

(3)	This note is a senior secured by a subsidiary of the Company with a floating interest rate based on LIBOR as described below.

#	Obligation is in default.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Naples Mortgage Loan.

On April 29, 2021, a subsidiary of the Company executed a secured promissory note with Benworth Capital Partners, LLC in the amount of $4,550,000. The original Naples mortgage was paid off in the amount of $2,739,195 and there were closing costs of $354,357 which netted the Company proceeds in the amount of $1,456,448. This secured promissory note is a one-year loan with interest only payments at a fixed interest rate of 9.95%. This loan is guaranteed by certain officers of the Company and is secured by the Memory Care facility located at 2626 Goodlette-Frank Road, Naples, Florida 34105. This loan was in default at December 31, 2022 and is subject to litigation.

Invesque (Lessor) Loan.

In April 2021, there were three properties in which the Company had an interest and whose proceeds from any sale were pledged to the lender in collateral to the guarantees. One of those interests, Westover Town Center, was sold and the proceeds in the amount of $1,128,126 was used to pay down $1,000,000 against the Invesque loan balance in September 2021. The loan was paid off in February 2022.

Gearhart Loan.

On April 1, 2012, a subsidiary of the Company executed a promissory note with Betty Gearhart for $200,000 (the “Gearhart Note”). Interest accrues at a fixed rate of 7.0% and is payable quarterly in January, April, July and October. In April 2015, the Company executed the First Amended and Restated Promissory Note in the principal amount of $218,578 which extended the maturity date until April 2017. The note is collateralized by the debtor granting a security interest to Betty Gearhart including all assets of MCA, LLC as well as any proceeds (including insurance proceeds) of any and all of the foregoing collateral. The maturity date of the loan was further extended to April 2017, April 2018 and April 2020. The Second Amendment to the Amended and Restated Promissory Note (the “Second Amendment”) was executed on March 5, 2020, in the principal amount of $218,578 and has a maturity date of April 1, 2021. The scheduled maturity date of this note has been further extended to December 15, 2022. Clearday is negotiating the terms of an additional extension or forbearance with this lender. However, there can be no assurance that any such agreement will be on terms that are acceptable to Clearday, or at all. This loan was in default at December 31, 2022.

PPP Loans.

In May 2020, the Company was granted four separate loans under the Paycheck Protection Program (the “PPP Loans”) administered by the United States Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which has enabled the Company to retain the Company’s employees during the period of disruption created by the Coronavirus pandemic. The PPP Loans, which are evidenced by Notes issued by the Company (the “Note”), mature in May 2022 and bear interest at a fixed rate of 1.0% per annum, accruing from May 2020 (“Loan Date”) and payable monthly. The Note is unsecured and guaranteed by the SBA. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the notes or related documents, reorganizations, mergers, Consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions. The PPP Loans may be accelerated upon the occurrence of a default. During 2021, the Company has received an additional $2,042,958 in PPP loans. Superconductor Technologies also received a PPP Loan in the amount of $468,000 that was still outstanding at the time of acquisition. Of the PPP Loan Liability, amounts equal to $992,316 and $1,616,104 were forgiven during 2022 and 2021, respectively. Such amounts were accounted for as other income during such years.

Bank Direct Payable.

The obligations were incurred to finance insurance policy premiums such as directors and officers insurance. The amount was paid monthly.

Sixth Street Lending.

On April 5, 2022, the Company incurred a loan with the loan of $150,000 after payment of specified expenses of $3,750 and provides for an original issue discount of $18,450, resulting in a principal obligation of $172,200 and a one-time interest charge of 12% on such principal amount with the first payment on May 20, 2022, and thereafter monthly. This loan is unsecured and has specified events of default including failure to timely pay the monetary obligations and such breach continues for a period of ten (10) days after written notice from the lender, a breach of covenants under the promissory note for the loan or the purchase agreement regarding the loan that continues for a period of twenty (20) days after written notice by the lender; breach of any representation and warranty in the promissory note or purchase agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of the Company’s common stock on at least one of the Over-the-Counter markets such as the OTCQB; the failure of the Company to comply with the reporting requirements of the Securities Exchange Act; the Company’s liquidation, or a financial statement restatement by the Company. Upon any such event of default, the loan obligations will accrue interest at an annual rate of 22% and, if such event of default is continuing at any time that is 180 days after the date of the loan, provide the lender the right and option to convert the loan obligations into shares of the Company’s common stock at a conversion price equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of the Company’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the lender is subject to a customary limitation on beneficial ownership of 4.99% of the Company’s common stock.

1800 Diagonal.

On December 20, 2022, the Company incurred a loan for the net funding to the Company of $104,250 prior to payment of specified expenses of $4,250 and an original issue discount of $12,510 resulting in a principal obligation of $116,760 and a one-time interest charge of 12% on such principal amount. The promissory note for the loan provides for a one year maturity and monthly payments from and after January 30, 2023, which payments are subject to a 10 day grace period. The promissory note for the loan is unsecured. The Company has agreed to not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the lender. The promissory note for the loan provides specified events of default, including failure to timely pay the monetary obligations and such breach continues for a period of ten (10) days after written notice from the lender, breach of covenants under the promissory note for the loan or the purchase agreement for the loan that continues for a period of twenty (20) days after written notice by the lender, breach of any representation and warranty in the promissory note for the loan or purchase agreement for the loan, commencement of bankruptcy or similar proceedings, failure to maintain the listing of the Company’s common stock on at least one of the Over the Counter markets, the failure of the Company to comply with the reporting requirements of the Exchange Act, the Company’s liquidation, or a financial statement restatement by the Company.

Upon any Event of Default, the obligations under the promissory note for the loan will accrue interest at an annual rate of 22% and, if such event of default is continuing at any time that is 180 days after the date of the promissory note for the loan, provide the lender the right and option to convert the obligations under the promissory note for the loan to shares of common stock at a conversion price that is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share volume-weighted average price of the Company’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the lender is subject to a customary limitation on beneficial ownership of 4.99% of the Company’s common stock.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Buda 2K Hospitality Secured Note.

On August 18, 2021, the Company through its subsidiary that owned the Buda hotel property and a subsidiary that owns land located in Cibolo, Texas, jointly entered a secured promissory note with 2K Hospitality, LLC, in the principal amount of $120,000, payable without interests (assuming no payment default) in 12 monthly payments commencing on November 1, 2021. The obligations are secured by a second mortgage on the Cibolo, Texas property. The obligations of this note are guaranteed by BJ Parrish, a director and Chief Operating Officer of the Company.

Equity Secure Fund I, LLC.

On March 26, 2021, the Company executed a promissory note for $1,000,000 with Equity Secured Fund I, LLC. The loan matures on March 26, 2022, and was subject to one (1) twelve (12)-month extension option. The interest rate of the loan is 11.50% and is guaranteed by certain officers and is collateralized the building located at 8800 Village Drive in San Antonio, Texas. Total proceeds received by the Company was $803,063 after adjusting the interest for the period amounting to approximately $115,000, which is classified as prepaid interest in the audited consolidated balance sheets; $44,891 and $5,575 that was paid for prepaid property tax and prepaid insurance respectively (both of which) are included in “net deferred finance cost” and $31,511 in closing costs. This loan matured and the Company continues to pay the obligations under this note at the increased interest rate of 18%.

New Braunfels Business Loan.

Subsidiaries of the Company, Memory Care America, LLC, and MCA New Braunfels Operating Company, LLC on October 2, 2019 incurred a loan by ServisFirst Bank for certain equipment. This loan was secured by a blanket lien on their assets and guaranteed by James Walesa and BJ Parrish. The loan agreements had customary covenants and agreements.

Artesia Note.

On April 1, 2013, the Company executed a promissory note with First Capital Bank of Texas, N.A. for a principal amount of $314,500 (“Artesia Note”). the Company executed an amendment to the Artesia Note on July 23, 2018 (“Amended Artesia Note”). The Amended Artesia Note had a principal balance of $266,048 upon execution. The original maturity date of the note was March 1, 2018, which was extended to June 23, 2033, in the Amended Artesia Note. The note requires equal monthly principal and interest payments through maturity and has no prepayment penalties. The note has a variable interest rate equal to the greater of 6.0% or the Prime rate plus 1.0%. The note is collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. As of December 31, 2022, the interest rate for this loan is 6% (the greater of 6% or the Prime rate of 3.25% plus 1.0%).

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

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Leander Note.

On October 5, 2018, a subsidiary of the Company executed a loan agreement with Equity Security Investments for a principal amount of $700,000 (“Leander Note”) to refinance existing financing for the hotel. The note had an original maturity date of October 5, 2019, and was collateralized by a security interest in the property and other assets within the property and is guaranteed by certain officers and directors of the Company. The Company exercised an extension option which extended the maturity of the note to October 5, 2020. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a fixed interest rate of 12.75%. As of October 12, 2020, the maturity of the note has been extended to April 5, 2021.

On April 20, 2021, the subsidiary of the Company exercised a one-year extension option on the Leander note that extends the new maturity date to February 10, 2022. The note has a fixed interest rate of 12.75%, which requires payment of interest on monthly rest, until the Maturity Date, at which time all outstanding principal and interest shall be finally due and payable. This note was repaid in full.

Leander Stearns National Association.

On February 10, 2022, the Company executed a loan agreement with Stearns Bank NA for a principal amount of $805,000 (“Stearns Note”) to refinance existing financing for the land. The note had an original maturity date of February 10, 2023, and was collateralized by a security interest in the property and is guaranteed by certain officers and directors of the Company. The note required interest only monthly payments with the full principal balance becoming due upon the maturity date. The note has a floating interest rate of Wall Street Journal Prime plus 2.50%. This note is in default at of the maturity date due to nonpayment. The subsidiary of the Company has executed a Forbearance Agreement under which the lender has agreed to forbear the exercise of its remedies until September 30, 2023 upon certain conditions specified in such agreement, including the payment of $27,554.61 past due amounts on or prior to June 15, 2023 and the payment by the subsidiary of the past due property taxes on or prior to June 15, 2023.

Carpenter Enterprises.

The Company received an advance from a stockholder for a loan used to pay operating expenses. The loan amount of $300,000 the Company and the lender expect to determine mutually acceptable terms to convert the payable amount to a term loan.

AGP Note.

The Company entered an unsecured promissory note with A.G.P./Alliance Global Partners (“AGP”) which was the financial adviser to AIU in connection with the AIU Merger. The $2,630,000 principal amount of this note represents the unpaid fee amount then owed to AGP for its services. Interest under this note accrues at 2% per annum. The Company makes monthly payments of $30,000 and will pay 50% of net proceeds (which shall be deemed gross proceeds minus direct selling costs, expenses and commissions) received, directly or indirectly, by the Company and/or its subsidiaries from the issuance of any equity or equity-linked financing (including convertible debt), less any selling commissions. Accrued and unpaid obligations of this note are due on September 10, 2022. The Company made a modification of this debt to reduce the principal amount to $550,000 for a $175,000 one payment in 2022 and extended the maturity of the Note to March 31, 2023. This note has matured and accrues interest at 5% from the date of such note.

Cibolo Creek Partners and Round Rock Development Partners.

The Company has notes payable to Cibolo Creek Partners, LLC, its affiliate Round Rock Development Partners, LP. These notes have a maturity date of December 31, 2025, and there is no interest accruing on any of these notes other than required applicable federal rate under the Internal Revenue Code. Each of these lenders was a related party when the obligations were incurred until the date of the AIU Merger. For more information, see Note 9 “Related Party Transactions.”

EIDL SBA Treas 310.

In December 2021, the company received an Economic Injury Disaster Loan (EIDL) in the amount of $494,900 from the US Treasury. The loan is due in 2051 and carries an interest rate of 3.75%. This loan is guaranteed by certain officers of the company.

FirstFire.

On May 27, 2022, the Company incurred a loan from Firstfire Global Opportunities Fund, LLC, for the net funding of $150,000 after payment of specified expenses of $3,750 and provides for an original issue discount of $18,450, resulting in a principal obligation of $172,200 and a one-time interest charge of 12% on such principal amount. The Company paid $15,000 in placement fees in connection with the sale of the FirstFire Note. The FirstFire Note provides for a one year maturity with monthly payments of $19,286.40 from and after July 26, 2022, which payments are subject to a 10 day grace period. The FirstFire Note is unsecured. The FirstFire Note provides specified events of default including failure to timely pay the monetary obligations under the FirstFire Note and such breach continues for a period of ten (10) days after written notice from the FirstFire Noteholder’ a breach of covenants under the FirstFire Note or the FirstFire Note Purchase Agreement that continues for a period of twenty (20) days after written notice by the FirstFire Noteholder; breach of any representation and warranty in the FirstFire Note or FirstFire Note Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of the Company’s common stock on at least one of the Over-the-Counter markets such as the OTCQB; the failure of the Company to comply with the reporting requirements of the Securities Exchange Act; the Company’s liquidation, or a financial statement restatement by the Company. Upon any event of default under the FirstFire Note, the obligations under the FirstFire Note will accrue interest at an annual rate of 22% and, if such event of default is continuing at any time that is 180 days after the date of the FirstFire Note, provide the FirstFire Noteholder the right and option to convert the obligations under the FirstFire Note to shares of the Company’s common stock at a conversion price equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of the Company’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the FirstFire Noteholder is subject to a customary limitation on beneficial ownership of 4.99% of the Company’s common stock.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Five C’s, LLC Loan.

As of April 1, 2019, The Five C’s LLC entered into an agreement issuing capital stock that reduced obligations under an existing promissory note to $325,000. Under a February 2021 extension agreement, the interest rate was set to 9.85% per annum and maturity date was extended. The maturity date is currently June 30, 2022. This maturity date will be extended by the parties for successive six-month periods unless the noteholder provides notice to the borrower that the term shall not be extended on or prior to the date that is 30 days prior than then maturity date of the note. This loan is in default at December 31, 2022.

GS Capital.

On May 20, 2022, the Company incurred a loan under an unsecured promissory note (the “GS Note”) to GS Capital Partners LLC for proceeds of $103,500 and provides for an original issue discount of $12,300 or 12%, resulting in a principal obligation of $115,800. The Company paid $10,000 in placement fees in connection with the sale of the GS Note and certain other expenses of the lender. After payment of such fees and closing cost, the sale of the GS Note resulted in $90,000 in net proceeds to the Company. The interest on this GS Note is 12% per annum or $20,160. The GS Note provides for a one year maturity with ten monthly payments of $12,969.60 with the first payment being on the date that is 60 days after the issue date of the GS Note, which payments are subject to a 10 calendar day grace period, or shorter if the payment date is not a business day. The GS Note is unsecured. The GS Note provides specified events of default (a “GS Event of Default”) including failure to timely pay the monetary obligations under the GS Note, a breach of covenants under the GS Note or the GS Purchase Agreement; breach of any representation and warranty in the GS Note or GS Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of the Company’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of the Company to comply with the reporting requirements of the Securities Exchange Act; the Company’s liquidation, a financial statement restatement by the Company, an judgment against the Company that is not previously disclosed in our filings with the SEC that is for more than $150,000 and remains unvacated, unbonded or unstayed for 20 days, unless otherwise permitted by the holder of the GS Note, or cross defaults under any promissory note or similar instrument with initial principal obligations of $150,000 or more. Upon any GS Event of Default, the obligations under the GS Note will accrue interest at an annual rate of 22% and, if such GS Event of Default is continuing for 10 calendar days (but 30 calendar days if the Event of Default occurred in the first 150 days after the date of the GS Note), then from and after the date that is 180 days after the date of the holder of the GS Note may convert the obligations under the GS Note to shares of the Company’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of the Company’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the GS Note is subject to a customary limitation on beneficial ownership of 4.99% of the Company’s common stock. Each of the GS Note and the GS Purchase Agreement has other customary covenants and provisions, including representations and warranties, payment of brokers, and indemnification, that the Company will not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the GS Noteholder.

Jefferson Street.

On May 16, 2022, the Company incurred a loan under an unsecured promissory note (the “Jefferson Note”) by Jefferson Street Capital LLC. This Jefferson Note provides for the proceeds to the Company of $150,000 and provides for an original issue discount of $18,000 or 12%, resulting in a principal obligation of $168,000. The Company paid $15,000 in placement fees in connection with the sale of the Jefferson Note. After payment of such fees and closing cost, the sale of the Jefferson Note resulted in $135,000 in net proceeds to the Company. The interest on this Jefferson Note is 12% per annum or $20,160. The Jefferson Note provides for a one year maturity. Monthly payments on the Jefferson Note of $18,816 will be made by the Company with the first payment being on July 16, 2022, which payments are subject to a 10 day grace period, or shorter if the payment date is not a business day. The Jefferson Note is unsecured. The Jefferson Note provides specified events of default (a “Jefferson Event of Default”) including failure to timely pay the monetary obligations under the Jefferson Note and such breach continues for a period of ten (10) days after written notice from the Jefferson Noteholder’ a breach of covenants under the Jefferson Note or the Jefferson Purchase Agreement that continues for a period of twenty (20) days after written notice by the Jefferson Noteholder; breach of any representation and warranty in the Jefferson Note or Jefferson Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of the Company’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of the Company to comply with the reporting requirements of the Securities Exchange Act; the Company’s liquidation, or a financial statement restatement by the Company. Upon any Jefferson Event of Default, the obligations under the Note will accrue interest at an annual rate of 22% and, if such Jefferson Event of Default is continuing at any time that is 180 days after the date of the Note, provide the Noteholder the right and option to convert the obligations under the Note to shares of the Company’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of the Company’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the Jefferson Note is subject to a customary limitation on beneficial ownership of 4.99% of the Company’s common stock.

KOBO Note.

On November 21, 2022, Leander Associates, Ltd., a wholly owned subsidiary of the Company (“Leander”) entered into a financing agreement with Kobo, LP for $500,000. Leander agreed to use the net proceeds from the sale of a property owned by Leander, after payment of mortgage debt and other transaction expenses, to repay this obligation. The financing agreement included the following repayment dates and amounts: quarterly interest payments commencing January 15, 2023; payment of $4,300 on January 15, 2023; full payment of the accrued and unpaid obligations on the Repayment Date, but not later than the Outside Date and an additional amount of $7,250. Interest is calculated as the prime rate (as defined in the agreement) plus an additional amount or spread that is equal to 11% per annum until April 15, 2023 and 14% per annum thereafter. The term “Repayment Date” means the date that the property owned by Leander is sold. The term “Outside Date” means October 5, 2023, subject to extension at the option of Leander for the payment of $500 per day for an extension of up to 3 months; $900 per day for an extension of an additional 3 months; and $1,500 per day for an extension for up to an additional 60 days. There is no guarantee by the Company or any other subsidiary of the Company for this obligation.

Mast Hill Loans.

On July 5, 2022, the Company closed a loan with an institutional lender, Mast Hill Fund, L.P. (“Mast Hill”), under the terms of a Securities Purchase Agreement dated as of July 1, 2022 and issued an unsecured promissory note in the principal amount of $600,000, which included original issue discount of $60,000 (the “MH Note 1”) to Mast Hill. The MH Note 1 provided proceeds to the Company$540,000 before fees and expenses. The Company paid $54,000 in placement fees in connection with the sale of the MH Note 1 and $7,000 of expenses of Mast Hill. After payment of such fees and closing cost, the sale of the MH Note 1 resulted in $479,000 in net proceeds to the Company, The MH Note 1 was issued in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(a)(2) thereof. The net proceeds were used for general working purposes.

The obligations under the MH Note 1 incur interest equal to 12% per annum, subject to increase to the lesser of 16% per annum or the maximum amount permitted by law upon an Event of Default, as defined by the MH Note 1. The MH Note 1’s maturity date is 380 days after the July 5 funding date of the MH Note 1. Interest and principal are payable from and after 90 calendar days after the funding date, subject to a five business day grace period, in equal monthly payments of $60,000 plus accrued and unpaid interest, subject to our right to extend any or each of the first three such payments for 30 days upon payment of a fee equal to 10% of the amount due on such payment date. The Company may prepay the obligations under the MH Note 1 upon notice of seven trading days without payment or penalties or fees other than a $750 administrative fee.

The Company paid Mast Hill a commitment fee (“Commitment Fee”) of our common stock (“Commitment Shares”). 66,000 of Commitment Shares were issued and vested on the funding date of the MH Note 1. An additional 300,000 Commitment Shares vest at a rate of 30,000 shares per month.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Mast Hill has certain rights that may be exercised only upon an Event of Default. These rights include the right to exercise a warrant (a “Specified Lender Warrant”) to purchase 900,000 shares of our common stock at a price per share of $0.50. This Specified Lender Warrant may be exercised only if there is an Event of Default under the MH Note 1. Accordingly, no shares of common stock may be purchased under this Specified Lender Warrant when the MH Note 1 is repaid in full, if there has not been an Event of Default. Mast Hill also has the right to convert the obligations under the MH Note 1, from and after an Event of Default under the MH Note 1, at a price per share equal to $0.50. Each of the exercise price of such Specified Lender Warrant and the conversion price of the MH Note 1 are subject to adjustment in the event the Company issue shares of common stock or equivalents at a price per share that is lower than the then exercise or conversion price. Mast Hill has no right to convert the MH Note 1 or exercise the Warrant unless there is an Event of Default under the MH Note 1.

On September 30, 2022, the Company closed an additional loan with Mast Hill under the terms of a Securities Purchase Agreement dated as of September 28, 2022 and issued an unsecured promissory note in the principal amount of $315,000, which included original issue discount of $31,500 (the “MH Note 2”) to the Mast Hill. The MH Note 2 provided proceeds to the Company in the amount of $283,500 before fees and expenses. The Company paid $28,350 in placement fees in connection with the sale of the MH Note 2 and $7,000 of expenses of the Mast Hill. After payment of such fees and closing costs, the sale of the MH Note 2 resulted in $248,150 in net proceeds to the Company. The MH Note 2 was issued in a transaction that is exempt from the registration requirements of the Securities Act, under Section 4(a)(2) thereof. The net proceeds were used for general working purposes.

The obligations under the MH Note 2 incur interest equal to 12% per annum, subject to increase to the lesser of 16% per annum or the maximum amount permitted by law upon an Event of Default as defined by the MH Note 2. The MH Note 2’s maturity date is 380 days after the September 28 agreement date of the SPA. Interest and principal are payable from and after 90 calendar days after the funding date, subject to a five business day grace period, in equal monthly payments of $60,000 plus accrued and unpaid interest, subject to our right to extend any or each of the first three such payments for 30 days upon payment of a fee equal to 10% of the amount due on such payment date. The Company may prepay the obligations under the MH Note 2 upon notice of seven trading days without payment or penalties or fees other than a $750 administrative fee.

The Company paid Mast Hill a commitment fee (“Commitment Fee”) of our common stock (“Commitment Shares”). 34,650 of Commitment Shares were issued and vested on the funding date of the MH Note 2. An additional 157,000 Commitment Shares vest monthly over the term of the MH Note 2.

Mast Hill has certain rights that may be exercised only upon an Event of Default. These rights include the right to exercise a warrant (a “Specified Lender Warrant”) to purchase 900,000 shares of our common stock at a price per share of $0.50. This Specified Lender Warrant may be exercised only if there is an Event of Default under the MH Note 2. Accordingly, no shares of common stock may be purchased under this Specified Lender Warrant when the MH Note 2 is repaid in full, if there has not been an Event of Default. Mast Hill also has the right to convert the obligations under the MH Note 2, from and after an Event of Default under the MH Note 2, at a price per share equal to $0.50. Each of the exercise price of such Specified Lender Warrant and the conversion price of such MH Note 2 are subject to adjustment in the event the Company issues shares of common stock or equivalents at a price per share that is lower than the then exercise or conversion price. Mast Hill has no right to convert the MH Note 2 or exercise the Warrant unless there is an Event of Default under the MH Note 2.

TIC Purchase Agreements.

MCA Naples, LLC, a wholly owned subsidiary of the Company, entered into three purchase agreements to sell undivided interests in the land owned by such subsidiary and leased to its affiliate, also a wholly owned subsidiary of the Company, for the Naples residential care community. The aggregate purchase amount under such agreements was approximately $3,241,000: approximately $3,141,000 during October 2021 and $100,000 during February, 2022 from a related party. At the closing of the purchase agreements, the undivided interests will be held as tenants in common (“TIC Interests”) that is managed by a subsidiary of the Company. The aggregate investment amount has been received by the subsidiary and has been used by the Company in its operations. The closing of the purchase of TIC Interests is subject to the approval of the first mortgage lender or the refinancing of the property. Prior to such closing of the purchase agreements, the Company accounts for each such purchase advance as a loan (or a due to related party) that accrues interest at the annual rate of 8%, compounded annually, which is the expected return to the holders of the TIC Interests.

Libertas Financing Agreement.

On May 25, 2021, the Company executed a merchant cash advance loan with Libertas Funding LLC in the amount of $737,000 with a purchase price consideration of $550,000 less $11,000 in origination fees for net proceeds of $539,000. The debt discount on the loan is $187,000 and will be amortized over the life of the loan. The weekly payment amount under the agreement is $14,623 and interest rate associated with this agreement is 1.28% per week. Additionally, the Company can terminate the transaction at any time by repurchasing future receipts sold to the purchaser but not delivered. This agreement has no stated maturity date. However, based on historical revenue, management has estimated that repayment will be 12 months. The obligations under this agreement are guaranteed by James Walesa, the Chairman and CEO of the Company. The obligations of this loan are currently in litigation regarding non-payment.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

New Braunfels Samson Funding 1.

The Company entered into a Futures Receipts Sale and Purchase Agreement dated as of September 28, 2021 (“Factoring Agreement 1”), with Cloudfund LLC d/b/a Samson Group (“NB Financier 1”). Under Factoring Agreement 1, a specified percentage of its future receipts (as defined by Factoring Agreement 1, which include the future resident revenues in the New Braunfels residential care facility owned by MCA) were sold to NB Financier 1, which were equal to $142,000 for a purchase price of $100,000, less origination and other fees of $5,075. The obligations under Factoring Agreement 1 are repaid in 10 equal weekly installments. Factoring Agreement 1 expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds. The obligations under Factoring Agreement 1 are guaranteed by James Walesa, the Company’s Chairman and Chief Executive Officer. The obligations of this loan are currently in litigation regarding non-payment.

The Company entered into a Revenue Purchase Agreement and Security Agreement and Guaranty of Performance dated as of September 28, 2021 (“Factoring Agreement 2”) Samson MCA LLC (“NB Financier 2”). Under Factoring Agreement 2, a specified percentage of its future receipts (as defined by Factoring Agreement 2, which include the payments to MCA as a result of its sale of goods and/or services such as its future resident revenues in the New Braunfels residential care facility owned by MCA), which were equal to $142,000 for a purchase price of $100,000, less origination and other fees of $5,075. Factoring Agreement 2 expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds. The obligations under Factoring Agreement 2 are guaranteed by James Walesa, the Company’s Chairman and Chief Executive Officer. The obligations of this loan are currently in litigation regarding non-payment.

7.	Commitments and Contingencies

Contingencies.

The tenant, MCA Simpsonville Operating Company LLC, referred to as Tenant, of the MCA community that is located in Simpsonville, South Carolina, referred to as the Simpsonville Facility, and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility, MC-Simpsonville, SC-UT, LLC, referred to as the Landlord, and its affiliates (Embree Group of Companies: Embree Construction Group, Inc., Embree Asset Group, Inc., and Embree Capital Markets Group, Inc., referred to collectively as Embree) under the terms of the lease. After non-payment, the Landlord instituted litigation (“Simpsonville Action 1”) that is captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, et. al., Cause No. 19-0651-C368 in the 368th Judicial District Court of Williamson County, Texas. After the trial court issued a judgment on damages in the amount of $2,801,365 and appeals of this judgment this action was settled on August 5, 2022 as reflected by an Agreed Final Judgment for an aggregate amount of $3,012,011, including costs and expenses in favor of the plaintiff, of which $2,763,936 was settled by the release of a cash bond that Tenant previously deposited with the Court and the remaining amount of $248,075 to be paid within six months after the entry of the judgment. The Company has not paid this amount. In connection with the settlement of Simpsonville Action 1, Tenant entered into an agreement to transfer certain operations, including lease obligations, of the Simpsonville Facility Tenant and Landlord terminated the lease of the Simpsonville Facility as contemplated by such agreement to transfer of certain operations, including lease obligations, which permitted the Landlord to sell the Simpsonville Facility to a third party and thereby limit the future obligations under the lease.

The Landlord filed a second action on April 9, 2021 (Simpsonville Action 2), for claims similar to Simpsonville Action 1 including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. This action captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, James Walesa and Trident Healthcare Properties I, LP, Cause No. 21-0513-C425 in the 425th Judicial District Court of Williamson County, Texas. The court granted summary judgment in this matter in favor of the Landlord on April 14, 2023. Trident and the individual guarantors may appeal this judgement although there can be no assurance that Trident or the individual guarantors will be able prevail in any such appeal. The Landlord may pursue a final order of the court at the completion of a trial or otherwise. If such final order is granted, then subject to any appeal or other action, the Landlord may pursue to enforce the final judgement.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Certain subsidiaries of the Company that operated hotel assets did not pay employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for certain periods from December 31, 2018, to December 31, 2021. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of December 31, 2022, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $311,000. The Company has accrued this amount in its audited consolidated financial statements as of December 31, 2022.

In the fourth quarter of 2021, certain subsidiaries of the Company did not remit payroll taxes related to the Earned Retentions Tax Credit (“ERTC”). The ERTC program permitted an offset for such obligations and was terminated during the fourth quarter with an effective termination date of September 30, 2021. As a result, the Company has accrued $1,097,000 in such payroll taxes as of December 31, 2022. These subsidiaries have applied for certain tax credits, including ERTC and Families First Coronavirus Response Act. The Company expects to use such credits that will be applied to reduce these payroll tax liabilities.

Certain subsidiaries of the Company that operate its residential care communities have not paid employment related taxes such as required withholdings for federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal and state unemployment tax from and after the payroll period that ended September 16, 2022. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the amount of the underpayment in its audited consolidated financial statements as of December 31, 2022, of approximately $527,000, which amount does not include any taxes, penalties, and interest.

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,195, as summarized in Note 6 “Indebtedness.” Eight of these financing parties have commenced actions alleging, among other matters, a breach of the MCA Agreement for non-payment and a breach of the guaranty by the applicable guarantors. These actions demand monetary damages that, in the aggregate, are approximately $1,531,640, plus other costs, fees and certain other amounts.

These actions are

1.	Premium Merchant Funding 18, LLC v Memory Care at Good Shepherd LLC and James Walesa (a guarantor), filed in state court in Kings County, New York on August 19, 2022 (summary judgement in this matter was entered in favor of the plaintiff and the Company has entered a notice to appeal);
2.	Libertas Funding LLC v. Memory Care at Good Shepherd, LLC, et. al. including James Walesa (a guarantor), filed in state court in Monroe County, New York on August 24, 2022 (summary judgement in this matter was entered in favor of the Company’s subsidiary and may be appealed by the plaintiff);
3.	Cloudfund LLC v MCA New Braunfels Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Nassau County, New York on August 29, 2022;
4.	Cloudfund LLC v MCA Naples Operating Company, LLC and James Walesa (a guarantor), filed in state court in Nassau County, New York on August 30, 2022 (summary judgement in this matter was entered in favor of the plaintiff and the Company has have entered a notice to appeal);
5.	Swift Funding Source Inc. v MCA Naples Operating Company LLC et. al. including Christin Hemmens (a guarantor), filed in state court in Ontario County, New York on August 31, 2022;
6.	Pirs Capital, LLC v MCA Westover Hills Operating Company, LLC et. al. including James Walesa (a guarantor), filed in state court in New York County, New York on September 8, 2022;
7.	Prosperum Capital Partners, LLC dba Arsenal Funding v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Kings County, New York on September 28, 2022;
8.	Fox Capital Group, Inc. v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Bexar County, Texas on October 25, 2022.

James Walesa is the Company’s Chief Executive Officer, and/or Christin Hemmens, is an officer of Clearday. Other than as set forth above, each of these actions are in the pleading or discovery stage of litigation.

A mortgage lender for the Naples, Florida facility commenced an action for nonpayment of the mortgage note. The action is captioned A.AD.A, INC.; Anga Properties, LLC; Arce Holdings, LLC; Benfam Holdings LLC; Carolina Resources, LLC; Emilio Diaz SD Investment Account, LLC; Michael B. and Irma B. Goldstein; David J. Gonzalez; Hersab Holdings, LLC; Indocan Investment USA Corporation; Armando Navarro; Robbia Properties LLC; Shochat Holdings I LLC; and Wekwit, Inc. (collectively referred to as the Naples Lender) vs. MCA Naples, LLC, Case No. 11-2023-CA-000243-0001- flied in the Circuit Court in and for Collier County, Florida (the “Benworth Action”). This litigation arises from the nonpayment under the mortgage and promissory note. The Benworth Action demands payment of the principal amount of the promissory note of $4,550,000 together with default interest, late charges, costs advanced, insurance advances, attorney’s fees and costs and seeks the Final Judgment of Foreclosure and such further relief as the court deems just and proper. The Benworth Action also seeks the amount from James Walesa, the Company’s Chief Executive Officer, under the personal irrevocable and unconditional guaranty, in favor of Benworth Capital Partners, LLC, of the obligations of MCA Naples, LLC under the mortgage and promissory note.

The Company has been threatened with litigation by the law firm Rigrodsky Law, P.A. alleging unjust enrichment in connection with shareholder litigation commenced by such firm related to the AIU Merger and claiming damages of $200,000. This law firm alleges that the complaint that was filed caused material supplemental disclosures. The Company is assessing these allegations and expects to respond appropriately.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Certain subsidiaries of the Company that operate hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018, to December 31, 2019. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of December 31, 2020, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $261,552 The Company has accrued this amount in its audited consolidated financial statements as of December 31, 2021.

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

Indemnification Agreements.

Certain lease and other obligations of the Company are guaranteed in whole or in part by James Walesa and/or BJ Parrish and others. The Company has agreed to indemnify and hold each such individual harmless for all liabilities and payments on account of any such guaranty. The lease obligations of the Company for its lease obligations for four of its five MCA facilities, including the lease of the MCA community that is in Simpsonville, South Carolina, referred to as the Simpsonville facility. This is the facility that is the subject of litigation and judgement against certain of the Company’s subsidiaries. We have been fully indemnified by James Walesa for all obligations that the Company may incur with respect to an adverse judgement against the Company, including any post-judgement interest. Such indemnification by James Walesa is under an agreement dated as of July 30, 2020. Under such agreement, James Walesa receives a fee equal to 2% of the total amount payable by AIU or any of its subsidiaries which is payable in units of shares of the AIU Alt Care Preferred and Clearday Warrants at $10.00 per unit, which is the same as the cash payment for such units by third parties in the offering of such units by AIU Alt Care. If Mr. Walesa is required to make any payments under this indemnification, the Company will issue shares of AIU Alt Care Preferred and Clearday Warrants, at $10.00 per unit, for the amount of such payment.

Subsequently, an amendment to the indemnification agreement above was signed on January 19, 2021, in which additional securities were pledged on behalf of James Walesa for all obligations that Company may incur with respect to an adverse judgement and/or any post-judgement interest. In the event that Mr. Walesa is required to make any payments under this amended indemnification agreement, then Company will issue shares of AIU Care, AIU Warrants and AIU Common Stock at $10.00 per unit as well as Series A Preferred at $20.00 per unit, for the amount of such payment.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Superconductor Merger Commitment.

During the year ended on December 31, 2021, the Company agreed to pay Superconductor $120,000 per month beginning with February until June 30, 2021 (the “Operating Payments”) or an aggregate amount equal to $600,000, subject to certain deferment. All such obligations were eliminated by consolidation upon the closing of the AIU Merger.

In connection with the AIU Merger, the liability to certain former officers of Superconductor was incurred under the terms of Officer Agreements, which may be paid in Common Stock. The total value owed was accrued as of December 31, 2021, and is included in the net assets acquired in the AIU Merger in the amount of $1,000,000 and remains as a liability as of December 31, 2022. Such amount is expected to be settled by the issuance of stock at the closing of the Viveon Merger.

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

Dilution shares calculation	For the year ended December 31,
	2022	2021
Series A Convertible Preferred Stock	328,925	328,925
Series F 6.75% Convertible Preferred Stock	4,797,052	4,797,052
Series I 10.25% Convertible Preferred Stock	546,256	320,657
Limited Partnership Units	99,038	99,038
Warrants	5,112,320	4,038,801
Stock Options	-	-
Total participating securities	10,883,591	9,584,473

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

As a result of the AIU Merger and the rules pursuant to IRC section 382 management does not believe there is any significant net operating losses to carry forward.

Debt.

There are some loans in which executive management has loaned money to the Company. In addition, there are loans made by the Company itself in which certain executives personally guarantee the debt.

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) prior to December 31, 2018, made loans to us under revolving credit notes that bear interest at then applicable federal rate and are payable on demand or other date that was specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. Such amounts due as December 31, 2022 and 2021 are stated in Note 6 “Indebtedness.”

The Company owes Richard Morris, our General Counsel $318,175 for loans and rent of approximately $62,300 for rental payments regarding our robots and is owed additional amounts for certain other advances and reimbursements. The Company owes James Walesa, our Chief Executive Officer, approximately $68,433 in loan guaranty fees. Christen Hemmings, another related party is owed approximately $130,000 in unsecured short term non-interest bearing debt. On December 30, 2022, we issued our Chief Executive Officer $1,000,000 of shares of our common stock at a price per share of $0.67551 in exchange for obligations owed by us to this individual.

We use the services of Galleros Robinson, Certified Public Accountants, LLP, a CPA and Advisory firm, for certain accounting services in the ordinary course. Richard Levychin is a partner of this firm. We paid this firm approximately $37,500 during 2022 and accrued an accounts payable of approximately $10,500 as of December 31, 2022.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Guarantees.

From time-to-time certain officers and directors will personally guarantee a loan. There is a guaranteed fee agreement in place that details the amount of the fee as well as payment terms for certain executives in the Company. The amount of the fee is capped at 1% of the amount of the outstanding note regardless of how many guarantors there are on the loan unless otherwise determined by the Company’s Board of Directors.

10. Non-Consolidated Investment

During the year ended December 31, 2021, the Company sold its investment in one of their non-consolidated entities, Westover Town Center for a consideration of $1.4 Million to a third party buyer, HR Interest Inc., on April 19, 2021. Additionally, the Company recorded a gain on the sale of this investment in the amount of $1,172,151.

11. Acquisitions

On May 28, 2021, the Company acquired all the equity interests of Primrose Wellness Group LLC (“Primrose”), a San Antonio, Texas licensed adult day care facility that provides affordable daily care services, including ADLs (activities of daily living), nursing services, physical rehabilitative services and other supportive services, primarily to military veterans, including those with VA benefits. The Company offers services, including its proprietary Clearday Restore services, which provides a combination of aromatherapy and massage therapy designed to help people with a wide range of lifestyle limiting conditions and uses its robotic services at Primrose. The Company acquired Primrose for a cash purchase price in the amount of $300,000 that is payable in three equal installments at the closing, and at six months after the closing and one year after the closing. The Company did not pay certain amounts to one of the sellers ($150,000) due to a dispute which was settled on May 2, 2023 in the aggregate amount of $54,497.80 that is payable in monthly installments. In connection with this acquisition, the Company modified the existing lease terms and guaranteed the lease obligations in full and agreed to employ the two founders of Primrose. The acquisition was not a material acquisition under applicable accounting principles and, accordingly, pro forma information is not required to be provided.

12. Deficit

In connection with the merger (“AIU Merger”), the certificate of incorporation of Clearday, Inc. was amended. Prior to such an amendment, under the charter of Clearday, Inc. (which was the charter of STI), there were 25,000,000 authorized shares of Common Stock and 2,000,000 authorized shares of preferred stock, each par value $0.001 per share. The certificate of incorporation of Clearday, Inc., as amended in connection with the AIU Merger, provides for 80,000,000 authorized shares of Common Stock and 10,000,000 authorized shares of preferred stock, each par value $0.001 per share.

Common Stock

Liquidation Preference.

In the event of the Company’s liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all the Company’s debts and other liabilities and the satisfaction of any liquidation preferences that may be granted to the holders of any then outstanding shares of preferred stock.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Rights and Preferences.

Holders of common stock have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock, which the Company may designate and issue in the future.

Voting Rights.

Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s amended and restated certificate of incorporation and amended and restated bylaws do not provide for cumulative voting rights. Because of this absence of cumulative voting, the holders of most of the shares of common stock entitled to vote in any election of directors can elect all the directors standing for election, if they should so choose. In addition, the Company’s amended and restated certificate of incorporation also provides that the Company’s directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the consolidated voting power of all the Company’s stockholders entitled to vote on the election of directors, voting together as a single class.

Subject to supermajority votes for some matters, matters shall be decided by the affirmative vote of the Company’s stockholders having a majority in voting power of the votes cast by the stockholders present or represented and voting on such matter, provided that the holders of the Company’s common stock are not allowed to vote on any amendment to the Company’s certificate of incorporation that relates solely to the terms of one or more series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders or one or more such series, to approve such amendment. The affirmative vote of the holders of at least 75% of the votes that all of the Company’s stockholders would be entitled to cast in any annual election of directors and, in some cases, the affirmative vote of a majority of minority stockholders entitled to vote in any annual election of directors are required to amend or repeal the Company’s bylaws, amend or repeal certain provisions of the Company’s certificate of incorporation, approve certain transactions with certain affiliates, or approve the sale or liquidation of the Company. The vote of most minority stockholders applies when an individual or entity and its affiliates or associates together own more than 50% of the voting power of the Company’s then outstanding capital stock.

Preferred Stock

Prior to the AIU Merger, AIU had Series A 6.75% cumulative convertible preferred stock, $0.01 par value, 4,606,853 shares of such securities were issued and outstanding as of December 31, 2020. Each share of Series A preferred stock has a stated value equal to the Series A original issue price. The conversion rate to the number of shares of AIU common stock is equal to 1 share for each share of Series A preferred stock. In connection with the securities, they were either converted into AIU common stock and then exchanged for the Company Common Stock or exchanged for shares of the Company’s.

The Company has 5,000,000 shares of Series F 6.75% cumulative convertible preferred stock, $0.001 par value, authorized with 4,797,052 and 4,606,853 shares issued and outstanding as of December 31, 2022 and 2021, respectively. The Series F Preferred Stock has a stated value of $20.00 per share. Each share of Series F Preferred Stock and the number of accrued and unissued shares as paid in kind dividends thereon, may be converted at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 13 “Temporary Equity – Mezzanine,” for accounting treatment of the Series F Preferred Stock.

The Series A Preferred Stock of the Company that was issued and outstanding prior to the AIU Merger remains issued and outstanding. Such preferred stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of December 31, 2022 and 2021. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

Dividends and Distributions

For the years ended December 31, 2022 and 2021, the Company accrued dividends for the 6.75% Series F preferred stock in the amount of $6,620,712 and $5,888,189 respectively.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Warrants

The Company has three separate types of warrants that are outstanding:

●	warrants that were granted and outstanding by Superconductor Technologies Inc. (“STI”) prior to the effective date of the AIU Merger;
●	warrants assumed by the Company that were granted by AIU prior to the September 9, 2021, effective date of the AIU Merger; add
●	warrant that were issued by the Company after the AIU Merger.

The following is a summary of such outstanding warrants at December 31 2022:

STI Warrants Prior to the AIU Merger Effective Date.

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to March 2018 financing	513	513	$340.73	March 6, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024

Warrants that were issued by AIU and have been assumed by Clearday in the AIU Merger.

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants issued in connection with financings *	3,281,508	3,281,508	$5.00	November 15, 2029
Warrants issued to a consultant ^	500,000	500,000	$11.00	August 10, 2026

*	Two of our subsidiaries have preferred securities that are classified under accounting principles generally accepted in the United States of America (“GAAP”) as Non-Controlling Interest: (1) the preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share of AIU Alt Care (the “Alt Care Preferred Stock”); and (2) the preferred limited partnership interests of Clearday OZ Fund (the “Clearday OZ LP Interests”). As of December 31, 2022, there are 1,376,118 warrants that were issued by Clearday to investors in the Alt Care Preferred Stock and the Clearday OZ LP Interests. As of the effective date of the AIU Merger, such warrants were assumed by the Company and amended and restated to represent the same number of shares of the Company’s Common Stock that would have been issued had the holders exercised such warrants in full prior to the effective date of the AIU Merger, or an aggregate of 3,281,508 shares of the Company’s Common Stock. The exercise price per share for each is $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

^	Prior to the closing of the AIU Merger, AIU issued to a consultant that is subject to a development agreement a warrant representing 500,000 shares of the Company’s Common Stock as of the effective date of the AIU Merger at an exercise price of $11.00 per share, or which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

Lender Additional Remedy Warrants:

Each of the following warrants were issued in connection with a financing and provides that the warrant may only be issued upon an event of default under the related promissory note.

	Common Shares
	Outstanding	Exercisable	Exercise Price	Maturity Date
Related to the January 12, 2023, Financing (Mast Hill LP)	1,134,000	0	$0.75	5 years after Trigger Date*
Related to the September 30, 2022, Financing (Mast Hill LP)	472,500	0	$0.50	5 years after Trigger Date*
Related to the July 1, 2022, Financing (Mast Hill LP)	900,000	0	$0.50	5 years after Trigger Date*

*	Trigger Date is defined as the date of an Event of Default under the promissory note that is related to the financing in which this warrant was issued.

Lender Warrants:

	Common Shares

Related to the February 17, 2023, Financing (Jefferson Street Capital LLC)	225,000	225,000	$0.75	March 16, 2028
Related to the January 12, 2023, Financing (Mast Hill LP)	851,000	851,000	$0.75	February 14, 2028

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Derivative Calculation

During the year ended December 31, 2022, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance ranging from $0.81 to $0.82; risk-free interest rates ranging from 2.88% to 3.92%; volatility ranging from 130% to 132% based on the historical volatility of the Company’s common stock; exercise prices of $0.50; and terms of sixty months.

Stock Options

On December 31, 2021, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”) that were in effect for STI prior to the effective date of the AIU Merger. Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the year ended December 31, 2021. None of the option grantees continued in service after the effective date of the AIU Merger. The expiration date for all the options under the Stock Option Plan granted to any officer, director or consultant is generally the last day of the three (3)-month period following the date that such person ceases their continuous status in such capacity, subject to certain accelerated termination events that are not applicable. All outstanding stock options were to officers and directors whose service terminated on September 9, 2021, in connection with the AIU Merger. No such options were exercised, and all such options expired on December 8, 2021.

Restricted Stock

On March 31, 2021, AIU issued an additional 57,000 total shares of restricted common stock to executives of AIU representing approximately 135,923 shares of Clearday, Inc. Common Stock. For the year ended on December 31, 2022, shares issued of restricted common stock vest over 33 months and the Company valued the 135,923 shares at $5.07 per share, on the date of the agreement.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Equity of Subsidiary

Non-Controlling Interest

In November 2019, a certificate of incorporation was filed by AIU Alt Care for its Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share (“AIU Alt Care Preferred”) that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as AIU Alt Care Preferred. Each share of AIU Alt Care Preferred has a stated value equal to the AIU Alt Care Preferred original issue price of $10.00 per share. For the years ended December 31, 2022, and 2021, approximately $0 and $907,765 were invested in AIU Alt Care, respectively, in exchange for approximately 0 and 90,776 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund, which is managed by AIU Impact Management, LLC, as the general partner. For the years ended December 31, 2022, and 2021, approximately $0 and $2,494,621 were invested in Clearday Oz Fund, respectively.

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

Non-Controlling Interest Loss Allocation.

The Company applied ASC810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the year ended December 31, 2022, the net income for AIU Alt Care was $34,819 and a loss of $191,326. For the year ended December 31, 2021, the net income for AIU Alt Care is $6,068,979 and loss for Clearday Oz Fund is $602,096. Based on ownership interest, AIU Alt Care and Clearday OZ Fund incurred a net loss (income) attributable to the NCI in the amount of $(34,472) and $189,326, respectively in 2022.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI).

For the year ended December 31, 2022 no additional shares of AIU Alt Care Preferred Stock or Clearday OZ LP Interests were issued. For the year ended December 31, 2021, 89,700 shares of AIU Alt Care Preferred Stock were outstanding, and 244,473 units of Clearday OZ LP Interests were outstanding.

The terms and conditions of the Alt Care Preferred Stock and the Clearday OZ LP Interests allow the investors in such interests to exchange such securities into the Company’s common stock at the conversion price equal to 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. For the years ended December 31, 2022 and 2021, AIU Alt Care and Clearday OZ Fund had outstanding 2,010,150 warrants, respectively.

Each warrant has a term of ten years and provides for the purchase of 1 share of the Company’s common stock at a cash exercise price equal to $5.00 per share. The number of shares of the Company’s common stock and the warrant exercise price will be subject to adjustment for stock dividends, stock splits, combinations or other similar recapitalizations.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Dividends on the Alt Care Preferred Stock and preferred distributions on the units of limited partnership interests in Clearday OZ Fund are at each calendar quarterly month end at the applicable dividend rate (10.25%) on the original issue price of the Alt Care Preferred Stock or the units limited partnership interests. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors or the general partner, or (b) by issuing Dividend Shares equal to the aggregate accrued dividend divided by the Series I Original Issue Price. Dividends, if noticed to the Holder, will be payable after the Dividend Payment Date. Accrued dividends totaled $546,256 for the year ended December 31, 2022.

Each of the Company, AIU Alt Care and Clearday OZ Fund shall redeem the Alt Care Preferred Stock or the units of limited partnership interests on the 10 Year Redemption Date that is ten years after the final closing of the offering. The securities provide for a redemption in cash or shares of common stock at the option of Clearday, Inc., in an amount equal to the unreturned investment in the Alt Care Preferred Stock or units of limited partnership interests. Upon consummation of certain equity offerings prior to May 1, 2022, AIU Alt Care may, at its option, redeem all or a part of the Alt Care Preferred Stock for the liquidation preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up, (iii) certain insolvency events, or (iv) certain asset sales, each holder may require the Company to redeem for cash all such holder’s then outstanding shares of Alt Care Preferred Stock.

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

13. Temporary Equity – Mezzanine

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,797,082 shares outstanding as of December 31, 2022. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of December 31, 2022. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

14. Income Taxes

The Company did not recognize a benefit or provision for income taxes for the years ended December 31, 2022, and December 31, 2021.

As a result of the AIU Merger that closed on September 9, 2021, and the rules pursuant to Internal Revenue Code Section 382, management does not believe that there is any significant net operating loss carry forward.

For the year ended December 31,
	2022	2021
Current tax provision (benefit):
Federal	$-	$-
State	-	-
Total current tax benefit	-	-
Deferred Tax provision:
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total tax provision	$-	$-

	For the year ended December 31,
	2022	2021
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.7%	6.9%
Other differences, net	0%	0%
Valuation allowance	-27.7%	-27.9%
Effective tax rate	-%	-%

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

15. Subsequent Events

We evaluated subsequent events and transactions occurring after December 31, 2022, through the date of this Report.

Viveon Merger

Merger Agreement

On April 5, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among the Company, Viveon Health Acquisition Corp., a Delaware corporation (“Viveon” or “Viveon Health”), VHAC2 Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Viveon Health LLC, a Delaware limited liability Company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Viveon (other than the Company Stockholders (as defined in the Merger Agreement)) as of immediately prior to the Effective Time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and the Company SR LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time for the holders of Company Preferred Stock (as defined in the Merger Agreement) as of immediately prior to the Effective Time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement. Pursuant to the terms of the Merger Agreement, a business combination between Viveon and the Company will be effected through the Viveon Merger of Merger Sub with and into the Company, with the Company surviving the Viveon Merger as a wholly owned subsidiary of Viveon and Viveon will change its name to “Clearday Holdings, Inc.” (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement, the Merger and related transactions by the stockholders of the Company.

Merger Consideration

The total consideration to be paid at Closing (the “Merger Consideration”) by Viveon to the Company security holders (and holders who have the right to acquire the Company capital stock) will be an amount equal to $250 Million (plus the aggregate exercise price for all the Company options and warrants). The Merger Consideration will be payable in shares of common stock, par value $0.0001 per share, of Viveon (“Viveon Common Stock”) valued at $10 per share.

In addition, the holders of Company Preferred Stock will have the contingent right to earn up to 5,000,000 shares of Viveon Common Stock, in the aggregate (the “Earnout Shares”), if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the fifth anniversary of the Closing Date (the “Earnout Eligibility Period”), the Adjusted Net Income for any Earnout Period is a positive number for the first time during the Earnout Eligibility Period (the “Earnout Milestone”).

If, following the Closing Date and prior to end of the Earnout Eligibility Period, there is a Change of Control, then, immediately prior to such Change of Control, all the Earnout Shares not yet earned shall be earned by the Company Earnout Holders and shall be released from escrow and delivered to the Company Earnout Holders, and the Company Earnout Holders shall be eligible to participate in such Change of Control transaction with respect to such Earnout Shares.

The Earnout Shares will be placed in escrow and will not be released from escrow until they are earned as a result of the occurrence of the Earnout Milestone or a Change of Control, if applicable. The Earnout Shares that are not earned on or before the expiration of the Earnout Eligibility Period shall be automatically forfeited and cancelled.

Cancellation of Securities. Each share of the Company capital stock, if any, that is owned by Viveon, Merger Sub, the Company, or any of their subsidiaries (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

Preferred Stock. At the Effective Time, each issued and outstanding share of the Company’s Series F Cumulative Convertible Preferred Stock, par value $0.001 per share (the “Company Series F Preferred Stock”) (other than any such shares of the Company capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series F Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

Each issued and outstanding share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) (other than any such shares of the Company capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series A Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

Common Stock. At the Effective Time, each issued and outstanding share of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) (other than any such shares of the Company capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of Viveon Common Stock equal to the Conversion Ratio. The “Conversion Ratio” as defined in the Merger Agreement means an amount equal to (a)(i) the sum of $250 Million, plus the aggregate exercise or conversion price of outstanding the Company’s stock options and warrants (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more), divided by (ii) the number of fully diluted the Company capital stock (including Company Preferred Stock, warrants, stock options, convertible notes, and any other convertible securities) (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more and assuming a conversion price of the Company subsidiary securities as provided in the Merger Agreement); divided by (b) $10.00.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Stock Options. At the Effective Time, each outstanding option to purchase shares of the Company Common Stock will be converted into an option to purchase, subject to substantially the same terms and conditions as were applicable under such options prior to the Effective Time, shares of Viveon Common Stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Conversion Ratio, at an exercise price per share of Viveon Common Stock equal to the exercise price per share of the Company Common Stock subject to such option divided by the Conversion Ratio.

Warrants. Contingent on and effective as of immediately prior to the Effective Time, each outstanding warrant to purchase shares of the Company Preferred Stock or the Company Common Stock will be treated in accordance with the terms thereof.

Convertible Notes. Contingent on and effective as of immediately prior to the Effective Time, the Company’s convertible notes outstanding as of immediately prior to the Effective Time, will be treated in accordance with the terms of the relevant agreements governing such convertible notes.

Subsidiary Capital Stock. At and as of the Effective Time, the Alt Care Preferred Stock and the Clearday OZ LP Interests (collectively, the “Subsidiary Capital Stock”) will remain in full force and effect with the right to acquire the Viveon Common Stock with such adjustments noted in the terms of such Subsidiary Capital Stock.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) corporate existence and power, (b) authorization to enter into the Merger Agreement and related transactions; subsidiaries, (c) governmental authorization, (d) non-contravention, (e) capitalization, (f) corporate records, (g) consents, (h) financial statements, (i) internal accounting controls, (j) absence of certain changes, (k) properties; title to assets, (l) litigation, (m) material contracts, (n) licenses and permits, (o) compliance with laws, (p) intellectual property, (q) privacy and data security, (r) employee matters and benefits, (s) tax matters, (t) real property, (u) environmental laws, (v) finders’ fees, (w) directors and officers, (x) anti-money laundering laws, (y) insurance, (z) related party transactions, and (aa) certain representations related to securities law and activity. Viveon has additional representations and warranties, including (a) issuance of shares, (b) trust fund, (c) listing, (d) board approval, (e) SEC documents and financial statements, (f) certain business practices, (g) expenses, indebtedness and other liabilities and (h) brokers and other advisors.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, cooperation in the preparation of the Registration Statement and Proxy Statement (as each such terms are defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. Viveon and the Company have each also agreed to include in the Proxy Statement the recommendation of its respective board that its stockholders approve all of the proposals to be presented at its respective special meeting. In addition, each of Viveon and the Company have agreed to use commercially reasonable efforts to solicit and finalize definitive documentation for a committed equity in an aggregate amount that, together with the funds in the Trust Account after giving effect to potential redemptions from Viveon’s public stockholders, together with financing programs available to the Company after the Closing, will provide to the Company working capital to meet its short term commercial development goals.

Viveon has also agreed to prepare a proxy statement to seek the approval of its stockholders (the “Extension Proposal”) to amend its organizational documents to extend the period of time Viveon is afforded under its organizational documents and IPO prospectus to consummate an initial business combination for an additional three months, from June 30,2023 to September 30, 2023 (or such earlier date as Viveon and the Company may agree in writing).

Each party’s representations, warranties and pre-Closing covenants will not survive Closing and no party has any post-Closing indemnification obligations.

Viveon Equity Incentive Plan, Viveon has agreed to approve and adopt an equity incentive plan (the “Incentive Plan”) to be effective as of the Closing and in a form mutually acceptable to Viveon and the Company, subject to approval of the Incentive Plan by the Viveon stockholders. The Incentive Plan will provide for an initial aggregate share reserve equal to 8% of the number of shares of Viveon Common Stock issued and outstanding at the Closing and an “evergreen” provision that is mutually agreeable to Viveon and the Company will provide for an automatic increase on the first day of each fiscal year in the number of shares available for issuance under the Incentive Plan as mutually determined by Viveon and the Company.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Non-Solicitation Restrictions

Each of Viveon and the Company has agreed that from the date of the Merger Agreement to the Effective Time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate any negotiations with any party relating to an Alternative Transaction (as such term is defined in the Merger Agreement) or enter into any agreement relating to such a proposal, other than as expressly excluded from the definition of an Alternative Transaction. Each of Viveon and the Company has also agreed to be responsible for any acts or omissions of any of its respective representatives that, if they were the acts or omissions of Viveon and the Company, as applicable, would be deemed a breach of the party’s obligations with respect to these non-solicitation restrictions.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the Merger and related transactions, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement), (iv) Viveon having net tangible assets of at least $5,000,001 (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), unless Viveon’s amended and restated certificate of incorporation shall have been amended to remove such requirement prior to or concurrently with the Closing, (v) approval by the Company’s stockholders of the Merger and related transactions, (vi) approval by Viveon’s stockholders of the Merger and related transactions, (vii) the conditional approval for listing by NYSE American (or an alternate exchange) of the shares of Viveon Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement and satisfaction of initial and continued listing requirements, and (viii) the Registration Statement becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to Viveon and Merger Sub, the consummation of the Merger is conditioned upon, among other things, (i) the Company having duly performed or complied with all of its obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of the Company, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure would not have or reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on the Company or any of its subsidiaries, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a Material Adverse Effect on the Company or any of its subsidiaries, (v) the Company and its securityholders having executed and delivered to Viveon each Additional Agreement (as defined in the Merger Agreement) to which they each are a party and (vi) the Company delivering certain certificates to Viveon.

Solely with respect to the Company, the consummation of the Merger is conditioned upon, among other things, (i) Viveon and Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of Viveon and Merger Sub, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a Material Adverse Effect on Viveon or Merger Sub and their ability to consummate the Merger and related transactions, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a Material Adverse Effect on Viveon or Merger Sub, (v) the Amended Parent Charter (as defined in the Merger Agreement) being filed with, and declared effective by, the Delaware Secretary of State, (vi) Viveon delivering certain certificates to the Company, (vii) the size and composition of the post-Closing board of directors of Viveon having been appointed as set forth in the Merger Agreement and (viii) Viveon, Viveon Health LLC (“Sponsor”) and other stockholders, as applicable, having executed and delivered to the Company each Additional Agreement to which they each are a party.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Termination

The Merger Agreement may be terminated at any time prior to the Effective Time as follows:

(i) by either Viveon or the Company, if (A) the Merger and related transactions are not consummated on or before the latest of (i) June 30, 2023, (ii) if the Extension Proposal is approved, September 30, 2023 and (iii) if one or more extensions to a date following September 30, 2023 are obtained at the election of Viveon, with Viveon stockholder vote, in accordance with the Viveon’s amended and restated certificate of incorporation, the last date for Viveon to consummate a business combination pursuant to such extensions; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Closing Date, without liability to the other party;

(ii) by either Viveon or the Company, if any Authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the Authority; and

(iii) by mutual written consent of Viveon and the Company duly authorized by each of their respective boards of directors.

Certain Related Agreements

Parent Support Agreements. Concurrently with the execution of the Merger Agreement, Viveon, the Company and the Sponsor and the officers and directors of Viveon entered into a support agreement (the “Parent Support Agreement”) pursuant to which the Sponsor and the officers and directors of Viveon have agreed to vote all shares of Viveon common stock beneficially owned by them, including any additional shares of Viveon they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time Viveon is afforded to consummate an initial business combination.

Company Support Agreements. Concurrently with the execution of the Merger Agreement, Viveon, the Company and certain stockholders of the Company entered into a support agreement (the “Company Support Agreement”), pursuant to which such the Company stockholders have agreed to vote all common and preferred stock of the Company beneficially owned by them, including any additional shares of the Company they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Lock-Up Agreements. In connection with the Closing, certain the Company stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares, (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, (iv) engage in any short sales or other arrangement with respect to the Lock-Up Shares or (v) publicly announce any intention to effect any transaction specified in clause (i), (ii) or (iii) until the date that is six months after the Closing Date (the “Lock-Up Period”). The term “Lockup Shares” mean the Merger Consideration Shares and the Earnout Shares, if any, whether or not earned prior to the end of the Lock-up Period, together with any other shares of Viveon Common Stock, and including any securities convertible into, or exchangeable for, or representing the rights to receive Viveon Common Stock, if any, acquired during the Lock-up Period. If the closing price of Viveon Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period following the Closing Date, 50% of the Lock-up Shares will be released from the lock-up. The existing escrow provisions of Viveon Common Stock held by certain stockholders will remain in effect.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

Amended and Restated Registration Rights Agreement. At the Closing, Viveon will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of Viveon and the Company with respect to their shares of Viveon Common Stock acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with Viveon’s initial public offering and any shares issuable on conversion of loans or other convertible securities. The agreement amends and restates the registration rights agreement Viveon entered into on December 22, 2020 in connection with its initial public offering. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by the existing Viveon stockholders, and the holders of a majority of the shares held by the Company stockholders will each be entitled to make one demand that the Company register such securities for resale under the Securities Act, or two demands each if Viveon is eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require Viveon to include such securities in registration statements that Viveon otherwise files. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering Viveon’s securities. Viveon will bear the expenses incurred in connection with the filing of any such registration statements.

The foregoing descriptions of agreements and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of Parent Support Agreement, form of Company Support Agreement, form of Lock-Up Agreement, and form of Amended and Restated Registration Rights Agreement, copies of which are filed or incorporated as filed as exhibits to this Report.

In connection with the Viveon Merger the Company has solicited additional investment that would close prior the Viveon Merger Closing or “bridge financing” and has received approximately $344,200 prior to closing any such additional bridge financing investment, net of expenses and fees, and has advanced approximately $223,415 of such amount to Viveon for their business expenses.

Lease Terminations.

On March 31, 2023, the Company entered into agreements to terminate the leases (“Community Leases”) for three of its four residential care facilities, which account for all of Clearday’s leased residential care facilities. The Community Leases related to residential communities (the “Communities”) located in Westover, Texas, New Braunfels, Texas and Little Rock, Arkansas. Terminating the Community Leases will remove Right of Use liabilities and right of use assets related to these Community Leases, as of December 31, 2022 and the write-off or elimination of the related net leasehold improvements and personal property in these Communities. The termination of each of the Community Leases was effective May 1, 2023, the date (“Community Lease Termination Date”) that a new operator that was selected and approved by the Lessor (“New Operator”) obtained all required government licenses, authorizations, and approvals to operate the memory care residential facilities in Texas and Arkansas. The tenants of the Community Leases and the guarantors, including Clearday, Inc. entered a Lease Transition Agreement with the Lessor of the properties dated March 31, 2023. The Lease Transition Agreement provided, among other matters, that the aggregate liability of the Clearday subsidiaries that are tenants under the Community Leases are reduced to amount (the “Repayment Amount”) that is equal to the sum of: (1) past due rent payments under the Community Leases of $1,284,770 (“Past Due Community Lease Amounts”), (2) a fixed amount arising from the termination of the Community Leases of $1,710,777 (“Rent Differential Amount”), (3) the amount of additional advances (“Critical Expenses Advances”) by Landlord to pay critical expenses plus the premium for tail insurance policy in favor of the Landlord (the obligation for such premiums are limited $275,000) (4) plus an additional amount that is equal to the greater of $25,000 or 5% of such Critical Expenses Advances. The Repayment Amount is due and payable over a period maturing on July 31, 2025, as follows: (1) on closing date of the previously announced proposed merger with Viveon Health Acquisition Corp. (the “Viveon Merger”), a payment equal to 10% of the new money that is raised in connection with the Viveon Merger (subject to a minimum payment of $300,000 and a maximum payment of $500,000); provided that if the Viveon Merger does not close by July 31, 2023, then a payment of $300,000 will be paid on July 31, 2023 or such other date agreed by Landlord and Clearday; (2) $400,000 payable quarterly commencing on December 31, 2023, and (3) beginning with the calendar quarter ending December 31, 2023 10% of the Excess Cash Flow, generally based on earnings before interest, taxes, depreciation, and amortization of Clearday. The current guarantors of the Community Leases (a subsidiary of Clearday, Inc. and two individuals) continued to guaranty the obligations, as modified by the Lease Transition Agreement, and provided a security interests on the collateral specified in such guarantees.

In connection with the Lease Termination Agreement, the tenants under the Community Leases and the Clearday, Inc. subsidiaries that operated the Communities signed a promissory note for the Repayment Amount and the Past Due Community Lease Amounts and Clearday, Inc. agreed to be an additional guarantor of the obligations of the Community Leases, as modified and limited by the Community Lease Transition Agreement, which is less than approximately $4,000,000 under the terms of a Guaranty (the “Guaranty”). Clearday also agreed to cooperate with Landlord to facility the termination of the Community Leases the sale of the furniture and fixtures at the Communities to the New Operator so that New Operator may enter into a lease or purchase of the Communities and operate the memory care businesses in the Communities or other businesses at the Communities that they choose to conduct.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

In connection with the proposed termination of the Community Leases, the subsidiaries that operate the Communities (the “Current Operators”) and subsidiaries of the New Operator (“New Communities Operators”) entered into the Operations Transfer Agreement dated as of April 1, 2023 (the “OTA”). The OTA provides that the New Communities Operators will purchase the personal property and other assets of the Current Operators used at the Communities to enable the New Communities Operators to conduct their business at the Communities under new leases or other arrangements with the Landlord. Such purchase and sale will close on the date that the New Communities Operators receive the licenses, authorizations and approvals from the applicable Texas and Arkansas governmental agencies to conduct a licensed residential memory care business at the Communities and they enter into new leases with the Landlord (the “Commencement Date”). The New Communities Operators will enter into new agreements with the residents at the Communities, effective the Commencement Date, which agreements, according to statements by the New Communities Operators, will be at the same price as the rates charged by Current Operators. The Current Operators have provided a notice to each of the residents at the Communities that their current agreement will terminate, effective the Commencement Date. In connection with the OTA, the Current Operators and the New Communities Operators entered into Interim Management and Security Agreements or an Interim Consulting and Security Agreement, as applicable, dated as of April 1, 2023 (the “Interim Agreements”). The Interim Agreements provide that the New Communities Operators will assist with operating the Communities as an independent contractor, pending their receipt of government authorizations and approvals necessary to operate memory care residential care businesses at the Communities. The New Communities Operators are not affiliated with the Company or its officers or directors. The OTA and Interim Agreements provide for the asset purchase and sale of the memory care businesses at the Communities, and the transfer of certain agreements and the assumption of certain specified liabilities. The Current Operators, each of which is a subsidiary of Clearday, Inc., remain obligated for liabilities that are not assumed by the New Operators. Under the Interim Agreements, the New Communities Operators is an independent contractor that has employed, or offered employment to, all of the employees of the Current Operators at the Communities and will fund and be responsible for any operating cash losses for the Communities.

Additional Financings. The Company incurred additional debt financings from institutional lenders:

1. Mast Hill Financing January 2023.

On January 13, 2023, the Company incurred a loan in the principal amount of $756,000, by issuing a promissory note (“MH Loan 1 Note”) that included original issue discount of $75,600. The Company paid $68,040 in placement fees and $12,000 of legal fees and expenses of the lender. The net proceeds of this loan were used to repay the obligations of a mortgage on a land asset held by a subsidiary (“Artesia”) of approximately $213,000 and the remaining amount was used for general working purposes. The obligations under this loan incur interest equal to 12% per annum, subject to increase to the lesser of 16% per annum or the maximum amount permitted by law upon an Event of Default as defined by MH Loan 1 Note. The loan is due and payable on January 26, 2024. Interest and principal are payable from and after April 12, 2023, subject to a five business day grace period, in equal monthly payments of $75,600 plus accrued and unpaid interest, subject to the Company’s right to extend any or each of the first three such payments for 30 days upon payment of a fee equal to 10% of the amount due on such payment date. The loan may be prepaid upon notice of seven trading days without payment or penalties or fees other than a $750 administrative fee. The Company paid the lender a commitment fee of 83,160 shares of its common stock (“MH Loan 1 Commitment Shares”) and issued two warrants to the lender. One warrant (the “MH Loan Note Warrant”) may be exercised for 1,134,000 shares of the Company’s common stock from and after an Event of Default, as defined under MH Loan 1 Note, at a price per share of $0.75. The other warrant (the “MH Loan 1 Other Warrant”) may be exercised for 851,000 shares of the Company’s common stock at a price per share of $0.75. Each of the MH Loan 1 Note Warrant and the MH Loan 1 Other Warrant provide for customary “cashless” exercise of such warrant and adjustments to the exercise price and shares underlying each warrant, including adjustment in the event of an issuance of common stock or deemed issuance of common stock at a price that is lower than then exercise price on a “full rachet” basis. Artesia absolutely and unconditionally guaranteed to the lender the full amount of the loan under the terms and conditions of that certain guaranty (the “Guaranty”). Such Guarantee is secured by all assets of Artesia and the proceeds therefrom, including the land asset located at 6465 7 Rivers Highway, Artesia, NM. Artesia has agreed to record a mortgage with respect to such property in form mutually determined by Lender and Artesia. The lender has certain remedies, including the right to convert the unpaid amount of the loan, from and after an Event of Default, at a price per share equal to $0.50. The exercise price of each warrant and the conversion price of MH Loan 1 Note are subject to adjustment in the event the Company issues shares of common stock or equivalents at a price per share that is lower than then exercise or conversion price. The Company reserved shares of its common stock for issuance upon conversion of MH Loan 1 Note or the warrants and has agreed to register the shares of common stock for resale under the Securities Act of 1933, as amended. The Company granted the lender with a right of first refusal with respect to any bona fide offer of any financing , subject to exceptions for certain specified transactions: (1) a bona fide offer of capital or financing from a nationally recognized broker dealer that is retained by Borrower and acceptable to the Holder, which acceptance will not be unreasonably delayed, withheld or conditioned (“Investment Banker”), or any person or party that is introduced to the Company by the Investment Banker in its capacity as a placement agent, (ii) a bona fide offer of capital or financing from a person or party if such capital or financing is used by the Company for the acquisition or refinance of real property so long as (a) any security interest granted to such person or party is solely limited to the real property being acquired or refinanced and (b) such person or party shall have no rights at any time in such transaction or any related transaction to acquire Common Stock or Common Stock Equivalents of the Company (each a “Real Property Transaction”), as well as (iii) a bona fide offer of specified capital or financing through certain financing transactions. MH Loan 1 Note is subject to repayment from the use of proceeds of certain transactions. If, prior to the full repayment or satisfaction of the MH Loan 1 Note’s obligations, the Company receives cash proceeds of more than $2,000,000.00 (the “Minimum Threshold”) in the aggregate, from the sale of assets or issuance of the Company’s securities, including pursuant to an Equity Line of Credit (as defined in MH Loan 1 Note), then the Lender may require us to apply up to 50% of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding obligation under the Note; provided that such repayment obligation is not applicable to Real Property Transactions, the sale of assets to customers of the Company in the ordinary course of business, the sale of interests in real estate, or any Small Business Administration Economic Injury Disaster Loan. Additionally, the Company provided the lender with rights to receive terms provided under any other financing transaction that are more favorable than under MH Loan 1 Note, other than Real Property Transactions and certain other transactions.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

2. 1800 Diagonal Lending February 2023.

On February 10, 2023, the Company issued an unsecured promissory note (the “1800 Note”) to an institutional lender in the aggregate amount of $194,360, including original issue discount of $20,824. The Company used the proceeds of this financing to fund the Company’s operations and repay approximately $19,280 of existing indebtedness to this lender that was incurred April 5, 2022. The 1800 Note provides for the net funding to Clearday of $150,000 after payment of specified expenses of $4,250 and provides for an original issue discount of $19,286, resulting in a principal obligation of $194,360 and a one-time interest charge of 12% on such principal amount.

The 1800 Note provides for a one year maturity. Monthly payments on the 1800 Note of approximately $21,768 will be made by Clearday with the first payment being on March 30, 2023, which payments are subject to a 10 day grace period. The 1800 Note provides specified events of default (an “Event of Default”) including failure to timely pay the monetary obligations under the 1800 Note and such breach continues for a period of ten (10) days after written notice from the 1800 Noteholder’ a breach of covenants under the 1800 Note or the Purchase Agreement that continues for a period of twenty (20) days after written notice by the 1800 Noteholder; breach of any representation and warranty in the 1800 Note or Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX or OTCQB; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday.

Upon any Event of Default, the obligations under the 1800 Note will accrue interest at an annual rate of 22% and, if such Event of Default is continuing at any time that is 180 days after the date of the 1800 Note, provide the 1800 Noteholder the right and option to convert the obligations under the 1800 Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the 1800 Noteholder is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock.

3. Jefferson Street February 2023.

On February 17, 2023, the Company issued an unsecured promissory note (the “Jefferson Street Note”) to an institutional lender. the Company used the net proceeds of this financing to fund the Company’s operations.

This Jefferson Street Note provides for the proceeds to us of approximately $135,000 and provides for an original issue discount of $22,217 or 12%, resulting in a principal obligation of $172,217. The Company paid $15,000 in placement fees in connection with the issuance and sale of the securities to the Lender. The Jefferson Street Note provides a one-time interest charge of 12% on such principal amount or $20,666 and a one year maturity. Monthly payments on the Jefferson Street Note of the accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $19,288.30 (a total payback to the Holder of $192,883). The first such payment is due April 16, 2023 with nine (9) subsequent payments each month thereafter, which payments are subject to a 10 day grace period, or shorter if the payment date is not a business day.

The Jefferson Street Note provides specified events of default (a “Event of Default”) including failure to timely pay the monetary obligations under the Jefferson Street Note and such breach continues for a period of ten (10) days after written notice from the Jefferson Street Noteholder’ a breach of covenants under the Jefferson Street Note or the Securities Purchase Agreement that continues for a period of twenty (20) days after written notice by the Jefferson Street Noteholder; breach of any representation and warranty in the Jefferson Street Note or Securities Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday. Upon any Event of Default, the obligations under the Jefferson Street Note will accrue interest at an annual rate of 22% and, if such Event of Default is continuing at any time that is 180 days after the date of the Jefferson Street Note, provide the Jefferson Street Noteholder the right and option to convert the obligations under the Jefferson Street Note to shares of Clearday’s common stock. The price for any such conversion is equal to 75% (or a 25% discount) of the average of the five (5) lowest per share daily volume-weighted average price of Clearday’s common stock over the ten (10) consecutive trading days that are not subject to specified market disruptions immediately preceding the date of the conversion. The conversion right of the holder of the Jefferson Street Note is subject to a customary limitation on beneficial ownership of 4.99% of Clearday’s common stock. Each of the Jefferson Street Note and the Securities Purchase Agreement has other customary covenants and provisions, including representations and warranties, payment of brokers, and indemnification, that Clearday will not sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business without the consent of the holder of the Jefferson Street Note and Clearday will maintain a reserve of authorized and unissued shares of common stock sufficient for full conversion of the obligations under the Jefferson Street Note.

As additional consideration, the Company issued to the Lender a Common Stock Purchase Jefferson Street Warrant (“Jefferson Street Warrant”) to purchase 225,000 shares of the Company’s Common Stock at an exercise price per share of $0.75. The Jefferson Street Warrant expires five years from March 16, 2023. The Jefferson Street Warrant provides for customary “cashless” exercise of such Jefferson Street Warrant and adjustments to the exercise price and shares underlying each warrant, including adjustment in the event of an issuance of common stock or deemed issuance of common stock at a price that is lower than then exercise price on a “full rachet” basis.

Clearday, Inc.

Notes to Audited Consolidated Financial Statements

4. Convertible Notes

From February 17, 2023 to April 10, 2023, a subsidiary of the Company, AIU Alternative Care, Inc. (“Innovative Care”), issued convertible unsecured promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) to lenders in a private placement of such securities, including related persons. The aggregate gross proceeds of such Convertible Notes are approximately $550,000. Each Convertible Note provides for interest at the rate a 12% per annum (1% per month) that accrues and is payable at the maturity of the loan or upon prepayment or conversion, if earlier. The lender under each Convertible Note was also issued 10% of the principal amount in the Company’s common stock at the per share price of $0.75. The loan under each Convertible Note is due January 31, 2024. The principal and the accrued and unpaid interests of each loan may be converted into the Company’s shares of common stock by such lender at the per share price of $0.75, subject to appropriate adjustments for any stock splits, reverse stock splits mergers, consolidations or similar transactions (the “Loan Conversion Price”). The Company also has the right to convert the principal and the accrued and unpaid interest on the loan at the Loan Conversion Price upon certain events:

●	The issuance by Innovative Care or the Company or any of its other subsidiaries of any equity securities in one or more offerings with aggregate gross proceeds of at least $5 million;
●	The issuance by the Company or any of its other subsidiaries of convertible debt securities that were issued with gross proceeds in an aggregate amount of at least $5 million;
●	The listing by the Company or its common stock to the New York Stock Exchange, the NYSE American or any tier of the NASDAQ market in connection with an offering of securities by the Company or any of its subsidiaries in connection with any merger, consolidation or similar transaction with another person in which the Company is the surviving entity; or
●	The exchange of the shares of the Company’s common stock for the common stock or other security that is listed on the New York Stock Exchange, the NYSE American or any tier of the NASDAQ market in connection with any merger, consolidation or similar transaction with another person in which Clearday is not the surviving entity or in which Clearday becomes a subsidiary of such other person, including without limitation, any special purpose acquisition corporation.

5. Sale Repurchase Transaction

On May 22, 2023, Stockdale Associates, Ltd. (“Stockdale”), a wholly owned subsidiary of Clearday, Inc. entered into a sale-repurchase transaction with James Walesa, the Chief Executive Officer of the Company, for the land of approximately 1.5 acres owned by Stockdale that is located in Stockdale, Texas (the “Stockdale Property”). The aggregate purchase price for the Stockdale Property was approximately $155,925. Mr. Walesa used the Stockdale Property to obtain mortgage financing in such amount from a third party (the “Stockdale Mortgage Loan”) for the full amount of the purchase price. Stockdale may repurchase the Stockdale Property at any time upon payment to Mr. Walesa of $175,000, plus interest on such amount at a rate of 10.9% annually on the basis of a 360 day year, less $19,075. Stockdale is required to pay Mr. Walesa the sum of $1,589.58 per month commencing July 1, 2024 and pay all other amounts required under the Stockdale Mortgage Loan and all amounts, including property taxes, required for the ownership of the property. The transaction structure is to provide Stockdale with the same economic effect as if Stockdale incurred the mortgage financing for the Stockdale Property and maintained the ownership of the Stockdale Property. The lender under the Stockdale Mortgage Loan would not finance the property other than to an individual owner. The Stockdale Mortgage Loan matures, and Stockdale’s repurchase right terminated, on June 1, 2028.

Equity Issuances

On January 27, 2023, the Company issued 4,218,158 shares of the Company’s Common Stock was issued in consideration of approximately $3,248,000 of accrued amounts payable to Thinktiv, Inc. and for continued services technology and advisory services during the first quarter as from time to time mutually agreed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of May, 2023.

CLEARDAY, INC.

By:	/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Walesa, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James T. Walesa	President, Chief Executive Officer and Director	May 25, 2023
James T. Walesa	(Principal Executive Officer)

/s/ BJ Parrish	Director / Acting Chief Financial Officer	May 25, 2023
BJ Parrish

/s/ Elizabeth M. Caveness	Director	May 25, 2023
Elizabeth M. Caveness

/s/ Alan Channing	Director	May 25, 2023
Alan Channing

/s/ Jeffrey A. Coleman	Director	May 25, 2023
Jeffrey A. Coleman

/s/ Richard Levychin	Director	May 25, 2023
Richard Levychin

66