Form 10-Q
period 2023-03-31
Clearday, Inc.
filed 2023-07-18
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

We had 25,997,628 shares of our common stock outstanding as of the close of business on July 14, 2023.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our limited cash and a history of losses;

●	Our ability to finance our innovative care products and services, including our Longevity-tech platform and products and services that are in development;

●	The impact of any financing activity on the level of our stock price;

●	The impact of any default by us of certain indebtedness and the exercise by the lenders of their respective remedies including the right to convert stock and exercise warrants at a price that is a discount to our trading price;

●	The additional dilutive impact of any issuances of securities to raise capital, including any capital in anticipation and in advance of the previously reported merger (the “Viveon Merger”) of us with Viveon Health Acquisition Corp.;

●	The timing and amount of financing acquired in connection with the Viveon Merger;

●	The cost and uncertainty from compliance with environmental regulations and the regulations related to operating our memory care facilities and adult day care centers;

●	The effect of pandemics and other public health related issues on our businesses, including actions or additional regulations by State and Federal governments;

●	Local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	The impact of inflation to our businesses, including increases in our labor costs and other costs we pay for goods and services;

●	The impact of a shortage of workers in our industries and our ability to maintain costs while properly staffing our facilities;

●	The availability of state funds through civil money penalty grant programs;

●	Increases in tort and insurance liability costs;

●	Delays or nonpayment to us, including payments related to government or agency reimbursements;

●	Our ability to pay our liabilities, including tax obligations; and

●	Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening investment returns, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics.

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

I

Clearday, Inc.

March 31, 2023

FORM 10-Q

Table of Contents

		Page
PART I	Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets – March 31, 2023 and December 31, 2022 (Unaudited)	1
	Condensed Consolidated Statements of Operations – For The Three Months Ended March 31, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit – Three Months Ended March 31, 2023 and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – For The Three Months Ended March 31, 2023 and 2022 (Unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4	Evaluation of Disclosure Controls and Procedures.	35
PART II	Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

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

II

Clearday, Inc.

Condensed Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$81,429	$195,638
Restricted cash	10,000	10,000
Accounts receivable, net	58,447	47,705
Prepaid expenses	113,666	213,289
Other current assets	466	-
Total current assets	264,008	466,632

Non-current assets
Operating lease right-of-use assets	-	22,792,752
Land and buildings	5,817,999	5,872,045
Leasehold improvements	269,984	435,899
Furniture fixtures & equipment	1,795	76,848
Work in progress	138,187	138,187
Intangible assets	3,496,000	3,680,000
Other long-term assets	264,251	288,155
Total assets	10,252,224	33,750,518

LIABILITIES, TEMPORARY EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$3,599,141	$6,324,002
Accrued expenses	5,966,110	8,415,609
Derivative liabilities	3,748,918	2,320,547
Accrued interest	471,684	294,370
Due to related parties	708,366	672,597
Deferred revenue	13,466	901,235
Current portion long-term debt	16,746,935	16,347,290
Note payable	-	-
Operating lease liabilities	-	2,907,605
Other current liabilities	1,096,012	1,140,106
Total current liabilities	32,350,632	39,323,361

Long-term liabilities:
Operating lease liabilities	-	24,415,791
Long-term debt, less current portion, net	4,624,723	1,392,940
Total liabilities	$36,975,355	$65,132,092

Temporary equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,791,401 and 4,797,052 issued and outstanding on March 31, 2023 and December 31, 2022, respectively. Liquidation value $102,380,677 and $101,162,577 on March 31, 2023 and December 31, 2022, respectively.	22,033,843	20,448,079

Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively. Liquidation value of $329 and $329 on March 31, 2023 and December 31, 2022, respectively	329	329
Common Stock, $0.001 par value, 25,194,402 and 20,805,448 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	25,194	20,805
Additional paid-in-capital	19,193,946	16,098,182
Accumulated deficit	(79,011,020)	(79,671,065)
Clearday, Inc. Stockholders’ deficit:	(59,791,551)	(63,551,749)
Non-controlling interest in subsidiaries	11,034,577	11,722,096
Total deficit	$(48,756,974)	$(51,829,653)
TOTAL LIABLITIES, TEMPORARY EQUITY AND DEFICIT	$10,252,224	$33,750,518

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Operations

For The Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Resident fee revenue, net	$2,895,326	$3,124,761
Adult day care	89,041	83,896
Commercial property rental revenue	22,137	1,561
	3,006,504	3,210,218
OPERATING EXPENSES
Wages & general operating expenses	3,815,150	4,634,056
Selling, general and administrative expenses	880,485	1,393,370
Depreciation expense	324,044	187,215
Total operating expenses	5,019,679	6,214,641

Operating loss	(2,013,175)	(3,004,423)

Other (income) expenses
Interest expense	549,033	501,598
PPP loan forgiveness	-	(642,816)
Derivative financing costs	2,567,460	-
Fair value of derivative	(1,565,232)	-
Loss on disposal of assets	192,407	-
Gain on termination of lease	(4,530,644)	-
Extinguishment of debt	653,814
Other (income)/expenses	10,897	(143,889)
Total other (income)/expenses	(2,122,265)	(285,107)

Net income (loss) from continuing operations	109,090	(2,719,316)
Income from discontinued operations, net of tax	-	(85,227)
Net income (loss)	109,090	(2,804,543)
Net loss attributable to non-controlling interest	(550,955)	(144,265)
Preferred stock dividend	(1,698,784)	(1,619,015)
Net loss available to Clearday stockholders:	(2,140,649)	$(4,567,823)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(0.08)	(0.18)
Net loss/income from discontinued operations	0.00	(0.01)
Net loss	(0.18)	(0.19)
Weighted average common shares basic and diluted outstanding	24,187,743	15,010,907

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Temporary Equity, Convertible Preferred Stock and Deficit

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholder’s	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	$(36,792,907)
PIK dividends accruals on Convertible Preferred Stock F		1,619,015	-	-			(1,619,015)		(1,619,015)		(1,619,015)
Series F Incentive Common Stock			-	-	2,861,334	2,859	(2,853)	-	6		6
Accrued of series I Convertible Preferred Stock in subsidiary			-	-						136,564	136,564
Series I adjustment			-	-				(669,904)	(669,904)		(669,904)
Stock Compensation for services			-	-							0
Shares issued for Loan			-	-							0
Dissolution of Longhorn Hospitality							(3,871,239)	3,871,239	-		0
Redemption of series F shares											0
Officer Compensation and debt conversion											0
Net loss			-	-		-	-	(2,804,543)	(2,804,543)	(144,265)	(2,948,808)
Balance at March 31, 2022	4,797,052	18,476,282	328,925	329	17,775,792	17,774	11,576,374	(64,811,535)	(53,217,058)	11,322,994	(41,894,064)

See accompanying notes to the unaudited condensed consolidated financial statements.

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholder’s	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2022	4,797,052	$20,448,079	328,925	$329	20,805,448	$20,805	$16,098,182	$(79,671,065)	$(63,551,749)	$11,722,096	$(51,829,653)
PIK dividends accruals on Convertible Preferred Stock F		1,698,784					(1,698,784)		(1,698,784)		(1,698,784)
Series F Shares Converted	(5,651)	(113,020)		-	13,449	13	113,007	-	113,020		113,020
Accrued of series I Convertible Preferred Stock in subsidiary										(136,564)	(136,564)
Derivative Payment discount							713,435		713,435		713,435
Stock Compensation for services											0
Shares issued for Loan					83,160	83	70,603		70,686		70,686
Stock issued for extinguishment of liabilities					4,218,158	4,218	3,897,578		3,901,796		3,901,796
Net loss								660,045	660,045	(550,955)	109,090
Balance at March 31, 2023	4,791,401	22,033,843	328,925	329	25,120,215	25,119	18,540,207	(79,011,020)	(59,791,552)	11,034,577	(48,756,975)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Cash Flows

For The Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$109,090		$(2,804,543)
Loss from discontinued operations, net of tax	-		(85,227)
Loss from continued operations	109,090		(2,719,316)
Adjustments required to reconcile net income (loss) to cash flows used in operating activities
Depreciation and amortization	324,044		187,215
Amortization of right of use assets			459,750
Shares issued for loan commitment	70,686		-
Financing costs from derivative liabilities	2,567,460		-
Gain on termination of leases	(4,530,644)		-
Series I preferred stock accumulated dividend	(136,564)		-
Loss (gain) on the sale of fixed assets	192,407		-
Bad debt expense	179,854
Change in fair value of the derivatives	(1,565,232)		-
Amortization of debt issuance costs	241,504		501,970
Amortization of discount on derivatives	540,760
Loss on extinguishment of debt	653,814
Gain on PPP loan forgiveness	-		(642,816)
Changes in operating assets and liabilities	-		-
Accounts receivable	(190,596)		6,145
Other current assets	23,438		-
Prepaid expenses	99,623		(433,839)
Accounts payable	523,121		902,548
Accrued expenses	-		(181,935)
Accrued liabilities	746,362		-
Deferred revenue	(887,769)		-
Due to related parties	35,769		-
Other current liabilities	(44,094)		113,000
Change in operating lease liability	-		(227,777)
Net cash used in activities of continuing operations	(1,046,967)		(2,035,055)
Net cash provided by operating activities of discontinued operations	-		(45,421)
Net cash used in operating activities	(1,046,967)		(2,080,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of PP&E	(37,437)
Payments for property and equipment	-		(13,348)
Net cash provided by (used in) investing activities of the continuing operations	(37,437)		(13,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	-		(977,263)
Proceeds from long-term debt	1,534,560		-
Payment of long-term debt	(649,121)
Payments on lease obligations	-		12,929,498
Borrowings on debt, net	-		2,130,268
Net cash provided by in financing activities	885,439		14,082,503
Change in cash and restricted cash from continuing operations	(114,209)		(895,398)
Change in cash and restricted cash from discontinued operations	195,638		56,159
Cash and restricted cash at beginning of the year	10,000		975,075
Cash and restricted cash at end of year	$91,429		$135,836

Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	81,429		125,836
Restricted cash	10,000		10,000
Total cash and restricted cash	$91,429		$135,836
Beginning of period
Cash and cash equivalents	195,638		965,075
Restricted cash	10,000		10,000
Total cash and restricted cash	$205,638		$975,075

Supplemental disclosures of cash flow information
Cash paid for interest	$649,121	$
Cahs paid for income taxes	-

Supplemental disclosures of non-cash investing and financing activities:
Early lease termination fee	$22,751,358	$
Settlements on derivative liability	713,435		-
Converted Preferred Shares Series F to Commons Shares	294,140		-
PIK dividends for Series F preferred shares	1,698,784		-
Debt discount on derivative liability	$1,826,735	$

See accompanying notes to the unaudited condensed consolidated financial statements.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Going Concern

Organization, Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc. (“STI”), was established in 1987 and closed a merger (“AIU Merger”) with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. The Company continued the businesses of AIU and continued one of the businesses of STI. AIU was incorporated on December 20, 2017, and began its business on December 31, 2018 when it acquired memory care residential facilities and other businesses (the “2018 Acquisition”) that was conducted since November 2010. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the longevity market, including its Longevity-tech platform. In the first quarter of 2023, the Company disposed of three of its four full time memory care communities to focus on its digital care services, including robotics and its Longevity care platform.

Going Concern

As of March 31, 2023, we have an accumulated deficit of $79,011,020. During the period ended March 31, 2023, we had a net income from operations of $109,090 and net cash used in operating activities of $1,046,967 During the year ended December 31, 2022, we had a net loss from operations of $14,462,738 and cash used in operating activities of $3,978,027. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financing or other sources, including to a limited extent, the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and prospects. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, including its wholly owned subsidiaries. In 2019, AIU Alternative Care, Inc., a Delaware corporation (“AIU Alt Care”) and Clearday Alternative Care Oz Fund, L.P, a Delaware limited partnership (“Clearday OZ Fund”), were formed. The Company owns all of the voting interests of AIU Alt Care and the sole general partner of Clearday OZ Fund, and less than 1% of the preferred economic interests in such companies.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The exchange rate for each of the Alt Care Preferred Stock and the Clearday OZ LP Interests are equal to (i) the aggregate investment amount for such security plus accrued and unpaid dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date.

The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the statement of operations.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Classification of Convertible Preferred Stock

The Company applied ASC 480, “Distinguishing Liabilities from Equity”, and revised the consolidated financial statement presentation of its convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in balance sheets, amounts applicable to the following three general classes of securities: (i) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer; (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer; and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

Use of Estimates

The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP. Actual results could differ from those estimates.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as two operating segments, the Longevity-tech Platform and personal care.

Cash, and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market value.

Restricted cash includes cash that the Company deposited as security for obligations arising from property taxes, property insurance and replacement reserve the Company is required to establish escrows as required by its mortgages and certain resident security deposits.

Accounts Receivable

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Depreciation is computed on the straight-line method with useful lives as follows:

Asset Class	Estimated Useful Life (in years)
Buildings and building improvements	39
Leasehold improvements	15
Equipment	7
Computer equipment and software	5
Furniture and fixtures	7

Intangible Assets

Software Capitalization

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per ASC 350-40. Once the software has been developed, the costs to maintain and train others for its use will be expensed.

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized based on the estimated useful life of five years.

Software Capitalization.

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per FASB Topic ASC350-40 (“Internal-Use Software Accounting & Capitalization”). Once the software has been developed, the costs to maintain and train others for its use will be expensed.

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an assets’ carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, or ASC Topic 606, using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires the Company to: (i) identify its contracts with customers, (ii) identify its performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to its performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Resident fees at our residential communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all these community fees are non-refundable and are initially recorded as deferred revenue and included in accrued expenses and other current liabilities in our consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident’s agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

Resident Care Contracts

Resident fees at the Company’s senior living communities may consist of regular monthly charges for basic housing and support services and fees for additional requested services and ancillary services. Fees are specified in the Company’s agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed on the first of the month. Funds received from residents in advance of services are not material to the Company’s consolidated financial statements.

Below is a table that shows the breakdown by percentage of revenues related to contracts with residents versus resident fees for support or ancillary services.

	For the periods ended March 31,
	2023	%	2022	%
Revenue from contracts with customers:
Resident rent - over time	$2,895,326	96%	$3,124,761	97%
Day care	89,041	3%	83,896	3%
Amenities and conveniences - point in time	22,137	1%	1,561	0%
Total revenue from contracts with customers	$3,006,504	100%	$3,210,218	100%

Financial Instruments

In accordance with the reporting requirements of the FASB ASC Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis except its derivative liability.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the periods presented, except as disclosed.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurements”, provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value.

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	3,748,918	3,748,918

December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	2,320,547	2,320,547

Under the Company’s contract ordering policy, the Company first considers common shares issued and outstanding as well as reserved but unissued equity awards, such as under an equity award program. All remaining equity linked instruments such as, but not limited to, options, warrants, and debt and equity with conversion features are evaluated based on the date of issuance. If the number of shares which may be issued under the Company’s agreements exceed the authorized number of shares or are unable to be determined, equity linked instruments from that date forward are considered to be derivative liabilities until such time as the number of shares which may be issued under the Company’s agreements no longer exceed the authorized number of shares and are able to be determined.

The Company has outstanding note agreements containing provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, any issuance of equity linked instruments subsequent to the initial triggering agreement will result in derivative liabilities.

At March 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.51; risk-free interest rates ranging from 3.60% to 4.94%; expected volatility of the Company’s common stock ranging from 182% to 421%; estimated exercise prices ranging from $0.35 to $0.43; and terms from one to sixty months.

At December 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.56; risk-free interest rates ranging from 3.99% to 4.76%; expected volatility of the Company’s common stock ranging from 183% to 572%; estimated exercise prices ranging from $0.35 to $0.75; and terms from three to sixty months.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance - December 31, 2022	$2,320,547
Additions	3,707,038
Settlements	(713,435)
Change in fair value	(1,565,232)
Balance - March 31, 2023	$3,748,918

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC Topic 815, “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. There was no research and development costs incurred in the first quarter of 2023 or 2022.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. There was no advertising expenses in the first quarter of 2023 or 2022.

Lease Accounting

The Company follows ASC Topic 842, “Leases”. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. All ROU assets were written off effective March 31, 2023, when the Company disposed the three leased properties described in Note 5 Leases.

Income Taxes

The Company’s income tax expense includes U.S. income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences to be included in the Company’s condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Company includes the related tax expense or tax benefit within the tax provision in the condensed consolidated statement of operations in that period. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the future, if the Company determines that it would be able to realize its deferred tax assets in excess of their net recorded amount, the Company will make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit within the tax provision in the condensed consolidated statement of operations in that period.

The Company pays franchise taxes in certain states in which it has operations. The Company has included franchise taxes in general and administrative and operating expenses in its condensed consolidated statements of operations.

Earnings Per Share

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Commitments and Contingencies

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of the Company’s business, some of which may involve material amounts. The Company establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. The Company accounts for claims and litigation losses in accordance with ASC Topic 450, “Contingencies”. Under ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (a) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (b) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (c) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the “if-converted” method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact that ASU 2020-06 may have on its financial statements and related disclosures.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Real Estate, Property and Equipment

The Company’s real estate, property and equipment consisted of the following at the respective balance sheet dates:

	March 31, 2023	December 31, 2022

Land	$2,231,879	$2,231,879
Building and building improvements	4,975,243	4,975,243
Leasehold Improvements	710,317	846,754
Computers	57,192	332,809
Furniture, fixtures, and equipment	72,213	1,379,219
Other Equipment	74,935	518,145
Work in progress	138,188	138,187
Total	8,259,965	10,422,236
Less accumulated depreciation	(2,032,002)	(3,899,257)
Real estate, property and equipment, net	$6,227,965	$6,522,979

The Company recorded depreciation expenses relating to real estate, property, and equipment in the amount of $83,525 and $501,797 for the periods ended March 31, 2023, and 2022, respectively.

4. Intangible Assets

Software Capitalization.

With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized per FASB Topic ASC350-40 (“Internal-Use Software Accounting & Capitalization”). Once the software has been developed, the costs to maintain and train others for its use will be expensed. At March 31, 2023 and March 31, 2022, $3,496,000 and $2,240,000, respectively were the balances that will be amortized based on the estimated useful life of five years. The Company began this amortization starting January 1, 2023.

Acquired intangible assets subject to amortization are as follows:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$3,680,000	$184,000	$3,496,000	4.75

Expected future amortization expense for intangible assets as of March 31, 2023 is as follows:

Fiscal Years
2023	$552,000
2024	736,000
2025	736,000
2026	736,000
2027	736,000
Thereafter	-
Total	$3,496,000

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$2,240,000	$-	$2,240,000	5.75

5. Leases

Lease Terminations

On March 31, 2023, the Company entered into agreements (collectively, the “Lease Termination Agreement”) to terminate the leases (“Community Leases”) for three of its four residential care facilities, which account for all of Clearday’s leased residential care facilities. The Community Leases related to residential communities (the “Communities”) located in Westover, Texas, New Braunfels, Texas and Little Rock, Arkansas. Terminating the Community Leases will remove Right of Use liabilities and right of use assets related to these Community Leases, as of December 31, 2022 and the write-off or elimination of the related net leasehold improvements and personal property in these Communities. As of March 31, 2023, we had no material economic rights or obligations under the Community Leases other than for payment obligations under the Lease Termination Agreements. The tenants of the Community Leases and the guarantors, including Clearday, Inc., entered a Lease Transition Agreement with the Lessor of the properties dated March 31, 2023. The Lease Transition Agreement provided, among other matters, that the aggregate liability of the Clearday subsidiaries that are tenants under the Community Leases are reduced to amount (the “Repayment Amount”) that is equal to the sum of: (1) past due rent payments under the Community Leases of $1,284,770 (“Past Due Community Lease Amounts”), (2) a fixed amount arising from the termination of the Community Leases of $1,710,777 (“Rent Differential Amount”), (3) the amount of additional advances (“Critical Expenses Advances”) by Landlord to pay critical expenses plus the premium for tail insurance policy in favor of the Landlord (the obligation for such premiums are limited $275,000), (4) plus an additional amount that is equal to the greater of $25,000 or 5% of such Critical Expenses Advances. The Critical Expense Advances and additional amount were determined in the second quarter of 2023. The Repayment Amount is due and payable over a period maturing on July 31, 2025, as follows: (1) on closing date of the previously announced proposed merger with Viveon Health Acquisition Corp. (the “Viveon Merger”), a payment equal to 10% of the new money that is raised in connection with the Viveon Merger (subject to a minimum payment of $300,000 and a maximum payment of $500,000); provided that if the Viveon Merger does not close by July 31, 2023, then a payment of $300,000 will be paid on July 31, 2023 or such other date agreed by Landlord and Clearday; (2) $400,000 payable quarterly commencing on December 31, 2023, and (3) beginning with the calendar quarter ending December 31, 2023 10% of the Excess Cash Flow, generally based on earnings before interest, taxes, depreciation, and amortization of Clearday. The current guarantors of the Community Leases (a subsidiary of Clearday, Inc. and two individuals) continued to guaranty the obligations, as modified by the Lease Transition Agreement, and provided a security interests on the collateral specified in such guarantees.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Lease Termination Agreements, the tenants under the Community Leases and the Clearday, Inc. subsidiaries that operated the Communities signed a promissory note for the Repayment Amount and the Past Due Community Lease Amounts and Clearday, Inc. agreed to be an additional guarantor of the obligations of the Community Leases, as modified and limited by the Community Lease Transition Agreement, which is less than approximately $4,000,000 under the terms of a Guaranty (the “Guaranty”). Clearday also agreed to cooperate with Landlord to facility the termination of the Community Leases the sale of the furniture and fixtures at the Communities to the New Operator so that New Operator may enter into a lease or purchase of the Communities and operate the memory care businesses in the Communities or other businesses at the Communities that they choose to conduct.

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

6. Discontinued Operations

The following statement is the condensed consolidated statement of operations for the Company’s discontinued operations for the period ended March 31, 2023:

REVENUES
Commercial property rental revenue	$14,239
Total revenues, net	14,239

Costs and expenses
Operating expenses	-
General and administrative expenses	36,636
Total operating expenses	$36,636

Loss from operations	(22,307)

Other/(income) expenses
Interest expense	44,151
Gain on disposal of assets	-
Equity income from investees, net of applicable taxes	-
Impairment expense (recovery)	-
Other (income) expenses	18,768
Total (income)/expense	62,920

Net loss	$(85,227)

7. Indebtedness

As of March 31, 2023 and December 31, 2022, the current portion of long-term debt within the Company’s financial statements was $22,925,835 and $18,744,501, respectively.

During the periods ended March 31, 2023 and 2022, we incurred interest expenses totaling $549,033 and $501,598, respectively.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s debt as of March 31, 2023 and December 31, 2022:

As of March 31,	Total
2022	6,839,277
2023	9,635,591
2024	1,494,886
2025	4,461,182
Thereafter	494,900
Total obligations	$22,925,835

Indebtedness of Facilities

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Naples Equity Loan ^	May 2023	9.95%	$4,550,000	$4,550,000
Gearhart Loan ^	December 2022	7.00%	193,578	193,578
SBA PPP Loans #	February 2022	1.00%	1,518,682	1,518,682
Bank Direct Payable ^	December 2022	3.13%	31,569	80,381
AIU Sixth Street	February 2023	12.00%	-	49,593
1800 Diagonal Lending	October 2024	12.00%	93,408	116,760
1800 Diagonal Lending	February 2024	12.00%	173,595	-
Equity Secure Fund I, LLC*	June 2022	11.50%	1,000,000	1,000,000
Invesque	July 2025	0%	3,458,504

Merchant Cash Advance Loans (^^)

Naples Operating PIRS Capital	March 2023	0.00%	$338,000	$338,000
Little Rock Libertas	February 2023	0.00%	326,330	326,330
PIRS Capital Financing Agreement	March 2023	0.00%	144,659	144,659
Naples Samson #1	May 2023	0.00%	76,916	76,916
Naples LG Funding #2	April 2023	0.00%	171,170	171,170
Little Rock Premium Funding	April 2023	0.00%	211,313	211,313
Little Rock KIT Funding	December 2022	0.00%	89,400	89,400
Little Rock Samson Funding #4	February 2023	0.00%	170,501	170,501
Naples Operating SWIFT	December 2022	0.00%	111,750	111,750
New Braunfels Samson Cloud Fund	February 2023	0.00%	308,035	308,035
New Braunfels Samson Group	February 2023	0.00%	375,804	375,804
Westover Hills One River	December 2022	0.00%	128,298	128,301
Westover Hills FOX Capitol	March 2023	0.00%	109,384	109,384
Westover Hills Arsenal	October 2023	0.00%	95,882	95,882
Westover Samson Funding	March 2023	0.00%	267,754	267,754
Notional amount of debt			13,944,531	10,434,193
Less: current maturities			13,944,531	10,434,193
			$-	$-

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness Allocated to Assets Held For Sale

Real Estate:
Artesia Note	June 2033	Variable	$-	$211,721
Carpenter Enterprises	Demand Note	Variable	300,000	300,000
Leander Stearns National Association ^	February 2023	10.38%	805,000	805,000
Notional amount of debt			1,105,000	1,316,721
Less: current maturities			805,000	805,000
			$300,000	$511,721

Other (Corporate) Indebtedness

AGP Contract ^	March 2023	2.00%	$550,000	$550,000
Cibolo Creek Partners	December 2025	0.09%	411,470	$421,470
Cibolo Creek Partners promissory note	December 2025	0.09%	91,208	96,208
EIDL SBA Treas 310	December 2051	3.75%	494,900	494,900
Firstfire	May 2023	12.00%	37,195	95,054
Five C’s Loan ^	December 2022	9.85%	325,000	325,000
GS Capital	May 2023	12.00%	12,048	50,955
Jefferson Street Capital LLC @	May 2023	12.00%	33,600	84,000
KOBO, L.P. ^	October 2023	Floating %	500,000	500,000
Mast Hill LP @	May 2023	12.00%	300,000	420,000
Mast Hill LP @	July 2023	12.00%	252,000	315,000
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Jefferson Street Capital LLC (February 2023)	February 2024	12.00%	135,000	-
Mast Hill LP (January 2023)	January 2024	12.00%	756,000	-
Convertible Notes Issued by AIU Alternative Care, Inc.	January 2024	12.00%	279,000	-

Notional amount of debt			4,735,304	3,852,587
Less: current maturities			2,009,843	2,340,009
			$2,725,461	$1,512,578

TIC Purchase Agreements	No Specified Date	8.00%	$3,141,000	$3,141,000

Other Current Liabilities
Related Party Payable			496,305	672,597
			$496,305	$672,597

		Total	22,925,835	18,744,501
		Less Debt Discount & Derivatives	(1,554,177)	(1,004,271)
		Total	$21,371,658	$17,740,230

^	Obligation is in default.
^^	We have ceased payment of these obligations. Obligations are subject to litigation for nonpayment, as previously reported. See Note 8 Commitments and Contingencies.
#	SBA PPP obligations are past due and in the Company is continuing the process to have these obligations forgiven.
@	Obligation is in payment default. Each lender has not exercised any of their remedies and the Company continues to negotiate with each lender a payment schedule.
*	Obligations have been modified as described in Note 13 Subsequent Events.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mast Hill Financing – January 2023

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

1800 Diagonal Lending – February 2023

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

The 1800 Note provides for a one-year maturity. Monthly payments on the 1800 Note of approximately $21,768 will be made by Clearday with the first payment being on March 30, 2023, which payments are subject to a 10-day grace period. The 1800 Note provides specified events of default (an “Event of Default”) including failure to timely pay the monetary obligations under the 1800 Note and such breach continues for a period of ten (10) days after written notice from the 1800 Noteholder’ a breach of covenants under the 1800 Note or the Purchase Agreement that continues for a period of twenty (20) days after written notice by the 1800 Noteholder; breach of any representation and warranty in the 1800 Note or Purchase Agreement; commencement of bankruptcy or similar proceedings; failure to maintain the listing of Clearday’s common stock on at least one of the Over-the-Counter markets such as the OTCQX or OTCQB; the failure of Clearday to comply with the reporting requirements of the Securities Exchange Act; Clearday’s liquidation, or a financial statement restatement by Clearday.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Jefferson Street – February 2023

On February 17, 2023, the Company issued an unsecured promissory note (the “Jefferson Street Note”) to an institutional lender. the Company used the net proceeds of this financing to fund the Company’s operations.

On February 17, 2023, the Company entered into a Securities Purchase Agreement with an institutional lender (the “Lender”) to issue an unsecured promissory note (the “Jefferson Street Note”) to the Lender. This Jefferson Street Note provides for the proceeds to us of approximately $135,000 and provides for an original issue discount of $22,217 or 12%, resulting in a principal obligation of $172,217. The Company paid $15,000 in placement fees in connection with the issuance and sale of the securities to the Lender. The Jefferson Street Note provides a one-time interest charge of 12% on such principal amount or $20,666 and a one-year maturity. Monthly payments on the Jefferson Street Note of the accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $19,288.30 (a total payback to the Holder of $192,883). The first such payment is due April 16, 2023, with nine (9) subsequent payments each month thereafter, which payments are subject to a 10 day grace period, or shorter if the payment date is not a business day.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Issued by AIU Alternative Care, Inc.

From February 17, 2023 to April 10, 2023, a subsidiary of the Company, AIU Alternative Care, Inc. (“AIU Alt Care”), issued convertible unsecured promissory notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) to lenders in a private placement of such securities, including related persons. The aggregate gross proceeds of such Convertible Notes to March 31, 2023 are approximately 279,000 and to April 10, 2023 is approximately $549,000. Each Convertible Note provides for interest at the rate a 12% per annum (1% per month) that accrues and is payable at the maturity of the loan or upon prepayment or conversion, if earlier. The lender under each Convertible Note was also issued 10% of the principal amount in the Company’s common stock at the per share price of $0.75. The loan under each Convertible Note is due January 31, 2024. The principal and the accrued and unpaid interests of each loan may be converted into the Company’s shares of common stock by such lender at the per share price of $0.75, subject to appropriate adjustments for any stock splits, reverse stock splits mergers, consolidations or similar transactions (the “Loan Conversion Price”). The Company also has the right to convert the principal and the accrued and unpaid interest on the loan at the Loan Conversion Price upon certain events:

●	The issuance by AIU Alt Care or the Company or any of its other subsidiaries of any equity securities in one or more offerings with aggregate gross proceeds of at least $5 million;
●	The issuance by the Company or any of its other subsidiaries of convertible debt securities that were issued with gross proceeds in an aggregate amount of at least $5 million;
●	The listing by the Company or its common stock to the New York Stock Exchange, the NYSE American or any tier of the NASDAQ market in connection with an offering of securities by the Company or any of its subsidiaries in connection with any merger, consolidation or similar transaction with another person in which the Company is the surviving entity; or
●	The exchange of the shares of the Company’s common stock for the common stock or other security that is listed on the New York Stock Exchange, the NYSE American or any tier of the NASDAQ market in connection with any merger, consolidation or similar transaction with another person in which Clearday is not the surviving entity or in which Clearday becomes a subsidiary of such other person, including without limitation, any special purpose acquisition corporation.

8. Commitments and Contingencies

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

Certain subsidiaries of the Company that operate hotel assets did not pay employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for certain periods from December 31, 2018, to December 31, 2021. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of December 31, 2022, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $311,000. The Company has accrued this amount in its financial statements as of March 31, 2023 and December 31, 2022.

In the fourth quarter of 2021, certain subsidiaries of the Company did not remit payroll taxes related to the Earned Retentions Tax Credit (“ERTC”). The ERTC program permitted an offset for such obligations and was terminated during the fourth quarter with an effective termination date of September 30, 2021. As a result, the Company has accrued $1,097,000 in such payroll taxes. These subsidiaries have applied for certain tax credits, including ERTC and Families First Coronavirus Response Act. The Company expects to use such credits that will be applied to reduce these payroll tax liabilities.

Certain subsidiaries of the Company that operate its residential care communities have not paid employment related taxes such as required withholdings for federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal and state unemployment tax from and after the payroll period that ended September 16, 2022. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the amount of the underpayment in its financial statements as of March 31, 2023 and December 31, 2022, of approximately $978,000 and $527,000, respectively, which amount does not include any taxes, penalties, and interest.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,195, as summarized in Note 7 Indebtedness. Eight of these financing parties have commenced actions alleging, among other matters, a breach of the MCA Agreement for non-payment and a breach of the guaranty by the applicable guarantors. These actions demand monetary damages that, in the aggregate, are approximately $1,531,640, plus other costs, fees and certain other amounts.

These actions are:

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

Naples Equity Loan: The mortgage lender for the Naples, Florida facility commenced an action for nonpayment of the mortgage note. The action is captioned A.AD.A, INC.; Anga Properties, LLC; Arce Holdings, LLC; Benfam Holdings LLC; Carolina Resources, LLC; Emilio Diaz SD Investment Account, LLC; Michael B. and Irma B. Goldstein; David J. Gonzalez; Hersab Holdings, LLC; Indocan Investment USA Corporation; Armando Navarro; Robbia Properties LLC; Shochat Holdings I LLC; and Wekwit, Inc. (collectively referred to as the Naples Lender) vs. MCA Naples, LLC (“MCA Naples”), Case No. 11-2023-CA-000243-0001- flied in the Circuit Court in and for Collier County, Florida (the “Benworth Action”). This litigation arises from the nonpayment under the mortgage and promissory note. The Benworth Action demands payment of the principal amount of the promissory note of $4,550,000 together with default interest, late charges, costs advanced, insurance advances, attorney’s fees and costs and seeks the Final Judgment of Foreclosure and such further relief as the court deems just and proper. The Benworth Action also seeks the amount from James Walesa, the Company’s Chief Executive Officer, under the personal irrevocable and unconditional guaranty, in favor of Benworth Capital Partners, LLC, of the obligations of MCA Naples under the mortgage and promissory note. A clerk’s default was entered against MCA Naples on May 15, 2023 and against Mr. Walesa on May 31, 2023. On July 5, 2023, MCA Naples filed a motion to set aside the default. We believe that the fair value of the mortgaged property has a fair value that is significantly greater than the amount mortgage obligations and intends to negotiate a forbearance or other modification of the mortgage or refinance the mortgage obligations. There can be no assurance, however, that any such transaction will be consummated on acceptable terms or at all.

Leander Stearns National Association, the mortgage lender for the property (“Leander Property”) owned by Leander Associates, Ltd., (“Leander”), a Texas limited partnership that is a consolidated subsidiary of Clearday, Inc., has commenced litigation regarding the nonpayment of a mortgage loan obligations of approximately $875,000 seeking repayment of the mortgage loan of $805,000 that was due February 10, 2023 and additional amounts, including interest and late fees. Leander and the mortgage lender entered into a Forbearance Agreement as of May 22, 2023 that, among other matters, provided a forbearance period to September 30, 2023 if Leander paid approximately $27,555 on June 15, 2023 and additional monthly payments of all accrued and unpaid interests commencing on July 15, 2023. Leander did not make such payments and the mortgage lender has commenced the exercise of its remedies, including a sale of the Leander Property. Leander has entered into a purchase and sale agreement for the Leander Property for a value that is in excess of the amounts owed to the mortgage lender. We believe that the net proceeds to Leander from the sale of the Leander Property will not be material after giving effect to the payments to the mortgage lender, and existing financing of net proceeds to KOBO LP and other financings of such proceeds, and transaction brokerage fees and other costs.

The Company has been threatened with litigation by the law firm Rigrodsky Law, P.A. alleging unjust enrichment in connection with stockholder litigation commenced by such firm related to the AIU Merger and claiming damages of $200,000. This law firm alleges that the complaint that was filed caused material supplemental disclosures. The Company is assessing these allegations and expects to respond appropriately.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain subsidiaries of the Company that operate hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018, to December 31, 2019. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of March 31, 2023, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $467,451 The Company has accrued this amount in its consolidated financial statements, which amount does not include credits that the Company expects this subsidiary to receive.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Earnings Per Share

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

The following tables set forth the potentially dilutive shares that were anti-dilutive in their respective periods as the Company had net losses for the periods ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended
Dilution shares calculation	March 31,
	2023	2022
Series A Convertible Preferred Stock	328,925	328,925
Series F 6.75% Convertible Preferred Stock	4,791,401	4,797,052
Series I 10.25% Convertible Preferred Stock	682,820	320,657
Limited Partnership Units	99,038	99,038
Warrants	7,618,820	4,038,801
Total participating securities	13,521,004	9,586,495

10. Related Party Transactions

Debt.

There are some loans in which executive management has loaned money to the Company. In addition, there are loans made by the Company itself in which certain executives personally guarantee the debt.

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) prior to December 31, 2018, made loans to us under revolving credit notes that bear interest at then applicable federal rate and are payable on demand or other date that was specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of December 31, 2022, AIU, Inc., Cibolo Creek and Round Rock were owed $66,208, $411,470 and $500,000 respectively by the Company.

We owe Richard Morris, our General Counsel, $394,470 for loans and rent of approximately 92,300 for rental payments regarding our robots and certain other advances and reimbursements. James Walesa, our Chief Executive Officer, owes approximately $44,165 in loan guaranty fees until a reconciliation is completed. We advance James money to pay as he pays for company expenses on personal credit card. Christen Hemmings, another related party is owed approximately $130,000 in unsecured short term non-interest bearing debt.

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

11. Deficit

The certificate of incorporation of Clearday, Inc. provides for 80,000,000 authorized shares of Common Stock and 10,000,000 authorized shares of preferred stock, each par value $0.001 per share.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rights and Preferences

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

Voting Rights

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

Preferred Stock

The Company has 5,000,000 shares of Series F 6.75% cumulative convertible common stock, $0.001 par value, authorized with 4,791,401 and 4,797,052 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 12 – Temporary Equity – Mezzanine, for accounting treatment of the Series F Preferred Stock.

The Company’s Series A Preferred Stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

Dividends and Distributions

For the periods ended March 31, 2023, and 2022, the Company accrued dividends for the 6.75% Series F preferred stock in the amount of $1,698,784 and $1,619,015 respectively.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The Company has three separate types of warrants that are outstanding:

●	warrants that were granted and outstanding by Superconductor Technologies Inc. (“STI”) prior to the September 9, 2021 effective date of the previously disclosed merger (the “AIU Merger”) with Allied Integral United, Inc. (“AIU”);
●	warrants assumed by the Company that were granted by AIU prior to the effective date of the AIU Merger; and
●	warrant that were issued by the Company after the AIU Merger.

The following is a summary of such outstanding warrants at March 31 2023:

Warrants (“STI Warrants”) issued by STI prior to September 9, 2021, the effective date of the AIU Merger.

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024

Warrants that were issued by Clearday Operations, Inc. prior to the effective date of the AIU Merger:

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants issued in connection with financings *	3,281,508	3,281,508	$5.00	November 15, 2029
Warrants issued to a consultant ^	500,000	500,000	$11.00	August 10, 2026

*	Two of our subsidiaries have preferred securities that are classified under accounting principles generally accepted in the United States of America (“GAAP”) as Non-Controlling Interest: (1) the preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share of AIU Alt Care (the “Alt Care Preferred Stock”); and (2) the preferred limited partnership interests of Clearday OZ Fund (the “Clearday OZ LP Interests”). As of March 31, 2023, there are 1,376,118 warrants that were issued by Clearday to investors in the Alt Care Preferred Stock and the Clearday OZ LP Interests that may be exercised for an aggregate of 3,281,508 shares of the Company’s Common Stock. The exercise price per share for each is $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

^	The Company also has a warrant issued to a consultant representing 500,000 shares of the Company’s Common Stock at an exercise price of $11.00 per share, which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued by Clearday, Inc. after the effective date of the AIU Merger to Lenders:

Each of the following warrants were issued in connection with a financing and provides that the warrant may only be issued upon an event of default under the related promissory note.

	Common Shares
	Outstanding	Exercisable	Exercise Price	Maturity Date
Related to the January 12, 2023, Financing (Mast Hill LP)	1,134,000	0	$0.75	5 years after Trigger Date*
Related to the September 30, 2022, Financing (Mast Hill LP)	472,500	0	$0.50	5 years after Trigger Date*
Related to the July 1, 2022, Financing (Mast Hill LP)	900,000	0	$0.50	5 years after Trigger Date*

*	Trigger Date is defined as the date of an Event of Default under the promissory note that is related to the financing in which this warrant was issued, which default has not been waived.

The additional warrants were also issued to lenders:

	Common Shares

Related to the February 17, 2023, Financing (Jefferson Street Capital LLC)	225,000	225,000	$0.75	March 16, 2028
Related to the January 12, 2023, Financing (Mast Hill LP)	851,000	851,000	$0.75	February 14, 2028

Derivative Calculation

During the period ended March 31, 2023, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance ranging from $0.75 to $0.85; risk-free interest rates ranging from 3.53% to 4.06%; volatility ranging from 183% to 184% based on the historical volatility of the Company’s common stock; exercise prices ranging from $0.50 to $0.75; and terms of sixty months.

Stock Options

On March 31, 2023, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”). Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the three and twelve months ended March 31, 2023 or December 31, 2022. There were no stock options that were exercisable on March 31, 2023.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

During the first quarter of 2023, we issued approximately 4,326,415 shares of our common stock to consultants, including an exchange of 4,218,158 shares for $3,248,000 of accrued expenses, as previously reported.

Registered Shares

During the first quarter of 2023, we issued approximately 48,802 shares of common stock upon the conversion of our Series F Preferred stock. Such shares were registered under our prior registration statement.

As of March 31, 2023, there was no unamortized stock compensation.

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the three months ended March 31, 2023 and 2022, $0 and $0 was invested in AIU Alt Care, respectively in exchange for 0 and 0 shares of such preferred stock, respectively.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund, which is managed by AIU Impact Management, LLC, as the general partner. For the three months ended March 31, 2023 and 2022, $0 and $0 was invested in Clearday OZ Fund, respectively, respectively.

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

Non-Controlling Interest Loss Allocation

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the period ended March 31, 2023, the loss for AIU Alt Care is $16,189 and Clearday Oz Fund loss is $540,330. Based on 99% ownership interest, AIU Alt Care and Clearday OZ fund incurred a loss attributable to the NCI in the amount of $16,027 and $534,927, respectively in the period ended March 31, 2023 and incurred gains of $3,252 and losses of $145,772, respectively, for the period ended March 31, 2022.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI)

For the period ended March 31, 2023 no additional shares of AIU Alt Care Preferred Stock or Clearday OZ LP Interests were issued. At March 31, 2023, 89,700 shares of AIU Alt Care Preferred Stock were outstanding and 244,473 units of Clearday OZ LP Interests were outstanding.

The terms and conditions of the Alt Care Preferred Stock and the Clearday OZ LP Interests allow the investors in such interests to exchange such securities into the Company’s common stock at the conversion price equal to 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date. At March 31, 2023, AIU Alt Care and Clearday OZ Fund had outstanding 2,010,150 warrants.

Each warrant has a term of ten years and provides for the purchase of 1 share of the Company’s common stock at a cash exercise price equal to $5.00 per share. The number of shares of the Company’s common stock and the warrant exercise price will be subject to adjustment for stock dividends, stock splits, combinations or other similar recapitalizations.

Dividends on the Alt Care Preferred Stock and preferred distributions on the units of limited partnership interests in Clearday OZ Fund are at each calendar quarterly month end at the applicable dividend rate (10.25%) on the original issue price of the Alt Care Preferred Stock or the units limited partnership interests. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors or the general partner, or (b) by issuing Dividend Shares equal to the aggregate accrued dividend divided by the Series I Original Issue Price. Dividends, if noticed to the Holder, will be payable after the Dividend Payment Date. Accrued dividends totaled $682,820 for the period ended March 31, 2023.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

12. Temporary Equity – Mezzanine

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,782,316 shares outstanding as of March 31, 2023. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of March 31, 2023. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

13. Subsequent Events

We evaluated subsequent events and transactions occurring after March 31, 2023, through the date of this Report.

Viveon Merger

Merger Agreement

On April 5, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among the Company, Viveon Health Acquisition Corp., a Delaware corporation (“Viveon” or “Viveon Health”), VHAC2 Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Viveon Health LLC, a Delaware limited liability Company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Viveon (other than the Company Stockholders (as defined in the Merger Agreement)) as of immediately prior to the Effective Time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and the Company SR LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time for the holders of Company Preferred Stock (as defined in the Merger Agreement) as of immediately prior to the Effective Time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement. Pursuant to the terms of the Merger Agreement, a business combination between Viveon and the Company will be effected through the Viveon Merger of Merger Sub with and into the Company, with the Company surviving the Viveon Merger as a wholly owned subsidiary of Viveon and Viveon will change its name to “Clearday Holdings, Inc.” (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement, the Merger and related transactions by the stockholders of the Company. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Merger Agreement, which is attached hereto as Exhibit 2.1.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Termination

The Merger Agreement may be terminated at any time prior to the Effective Time as follows:

(i) by either Viveon or the Company, if (A) the Merger and related transactions are not consummated on or before the latest of (1) June 30, 2023, (2) if the Extension Proposal is approved, September 30, 2023 and (3) if one or more extensions to a date following September 30, 2023 are obtained at the election of Viveon, with Viveon stockholder vote, in accordance with the Viveon’s amended and restated certificate of incorporation, the last date for Viveon to consummate a business combination pursuant to such extensions; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Closing Date, without liability to the other party;

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The foregoing descriptions of agreements and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of Parent Support Agreement, form of Company Support Agreement, form of Lock-Up Agreement, and form of Amended and Restated Registration Rights Agreement.

Sale Lease Back

On May 22, 2023, Stockdale Associates, Ltd. (“Stockdale”), a wholly owned subsidiary of Clearday, Inc. entered into a sale-repurchase transaction with James Walesa, the Chief Executive Officer of the Company, for the land of approximately 1.5 acres owned by Stockdale that is located in Stockdale, Texas (the “Stockdale Property”). The aggregate purchase price for the Stockdale Property was approximately $155,925. Mr. Walesa used the Stockdale Property to obtain mortgage financing in such amount from a third party (the “Stockdale Mortgage Loan”) for the full amount of the purchase price. Stockdale may repurchase the Stockdale Property at any time upon payment to Mr. Walesa of$175,000, plus interest on such amount at a rate of 10.9% annually on the basis of a 360 day year, less $19,075. Stockdale is required to pay Mr. Walesa the sum of $1,589.58 per month commencing July 1, 2024 and pay all other amounts required under the Stockdale Mortgage Loan and all amounts, including property taxes, required for the ownership of the property. The transaction structure is to provide Stockdale with the same economic effect as if Stockdale incurred the mortgage financing for the Stockdale Property and maintained the ownership of the Stockdale Property. The lender under the Stockdale Mortgage Loan would not finance the property other than to an individual owner. The Stockdale Mortgage Loan matures, and Stockdale’s repurchase right terminated, on June 1, 2028. We have characterized this transaction as an off-balance sheet transaction that is effectively a mortgage financing by Stockdale of its land asset.

Modification of Indebtedness

A subsidiary of the Company, Leander Associates Ltd., modified the terms of its mortgage loan as described in Note 8, Commitments and Contingencies.

Additional Note Issuances

As noted in Note 7 Indebtedness, AIU Alt Care continued to issue its Convertible Notes after March 31, 2023 to April 10, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis, including information with respect Clearday, its plans, and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

We have recently shifted our business strategy to move from a facility-driven real estate business to a health technology company in order to capture the massive unmet need caused by today’s disconnected longevity-tech market. At the end of the first quarter of 2023 and the beginning of the second quarter of 2023, we:

●	entered into a merger agreement (“Viveon Merger Agreement”) with Viveon Health Acquisition Corp., a Delaware corporation (“Viveon”), that is a special purpose acquisition corporation or SPAC and that has its shares of common stock listed on the NYSE American exchange; and
●	exited from three of our four residential care facilities and limit our financial investment in the capital-intensive residential memory care businesses by terminating our leases (“MC Facility Leases”) of these three facilities (“MC Facilities”) that were operated through our Memory Care America LLC (“MCA”) subsidiary.

The termination of the MC Facility Leases will significantly change our financial operations and cash flows for a period following March 31, 2023, primarily by reducing our operating losses and debt that we were required to incur to fund such losses.

Seasonality

Residential care facilities are seasonal in nature. Generally, residential care facilities suffer revenue losses in winter months as there is often an increase in the loss of residents during these periods primarily because of flu and other health issues during such periods. We do not expect our Longevity-tech platform businesses to have such seasonality.

Results of Operations

Our operating revenues during the first quarter of 2023 were predominately from our four residential memory care facilities, three of which we exited as of March 31, 2023, and our adult day care center. MCA earns revenue primarily by providing services to individual residents for a specified monthly fee, which fee includes all services such as room, meals and programs and to a lesser extent, certain community fees for a resident to move into a facility. All of MCA’s revenues are “private pay” which are charged directly to the resident and paid by such individual’s family or administrator. Residents may terminate services upon advance notice of a specified period. A portion of our revenues were from our adult day care business. Our adult day care service earns revenues primarily by providing services to individual clients for weekday sessions, which includes activities. A part of our revenues includes reimbursements to veterans under a program by the United States Department of Veterans Affairs (VA).

Our operating expenses are primarily the expenses of our MCA facilities as well as the expenses that we incur in our other businesses, including adult day care and our Longevity-tech platform. Expenses incurred by MCA are primarily wages and benefits, including wages and wage-related expenses; operating expenses, including utilities, housekeeping, dietary, maintenance, regulatory requirements, insurance and administrative costs and salaries; lease expenses which ended as of March 31, 2023; other general and administrative expenses; depreciation and amortization expense on buildings and furniture and equipment; and interest expenses for loans and other financings related to the MCA businesses.

SG&A Expenses were primarily insurance, interest expense, bank fees, equity-based compensation and audit and other professional fees.

We reduced our operating loss by approximately 33.0% or approximately $1 million during the quarter ending March 31, 2023 compared to the quarter ending March 31, 2022, primarily by reducing our total operating expenses by approximately 19.20% or approximately 1.2 million offset by a smaller decrease in total revenues by approximately 6.4% or approximately 0.2 million.

Revenues. Revenues decreased by approximately 6.4% or $0.2 million to approximately $3.0 million during the quarter ending March 31, 2023 from approximately $3.2 million during the quarter ending March 31, 2022, primarily due to decreased revenues of approximately $0.2 million or approximately 7.3% related to our MCA facilities due to lower residents fees primarily from a promotions that were offered during this period, offset by additional revenues from our adult day care and, to a smaller extent, increased commercial property rental income during this period. We have been able increase the daily rate charged at our adult day care community due in large part to the deployment of our Longevity-tech platform. We have also deployed our Longevity-tech platform at our remaining memory care community and expect to continue to increase rates at that community.

Operating Expense. Operating expenses decreased by approximately 19.2% or approximately $1.2 million to approximately $5.0 million during the quarter ending March 31, 2023 from approximately $6.2 million during the quarter ending March 31, 2022, primarily due to (1) lower wages and general operating expenses of approximately 17.7% or approximately 0.8 million resulting primarily from lower resident care wages and related expenses offset in part by increased executives and staff developing and marketing our Longevity-tech platform, and (2) lower selling, general and administrative expenses of approximately 36.8% or approximately 0.5 million resulting primarily from changes in personnel reflecting out pivot to a longevity technology company and reduced professionally and consulting fees.

Research & Development. We did not record any research and development expenses during the quarter ending March 31, 2023 or March 31, 2022.

Interest. Our interest expense increased by approximately 43.4% or approximately $0.2 million to $0.7 million during the quarter ending March 31, 2023 from $0.5 million during the quarter ending March 31, 2022. Our interest expense during the first quarters of 2023 and 2023 was primarily allocated to the operations of our residential care facilities. The increase in MCA allocated interest is primarily due to our high interest loans financings that were incurred to fund operating expenses and the development costs for our innovative products and services in advance of amounts received from the Internal Revenue Service under the employee retention tax credit (“ERTC”) program which was delayed. The interest expense that was not allocated to MCA related primarily to the mortgage on our headquarters building and other real estate assets. The amount of interest expense does not include any accrual of interest for unpaid interest under the MCA Agreements, each of which are not being paid by us. See Item 3 Legal Proceedings.

Impairment. There was not any impairment taken during the first quarter of 2023 as compared to the first quarter of 2022.

Other income increased  significantly during the first quarter of March 31, 2023 to approximately $2.4 million from approximately $0.3 million or approximately 748% primarily due from the approximate $4.6 million gain on the termination of three of our residential care communities offset in large part by derivative financing costs of approximately $3.1 million and, to a smaller extent, from the gain on the disposal of assets.

Government Programs

We participated in ERTC program and expect additional cash payments under the ERTC. We have applied for payments under the Families First Coronavirus Response Act (the “FFCRA”), as amended by the COVID-related Tax Relief Act of 2020, and expect to utilize the federal tax credits available under the federal Work Opportunity Tax Credit (WOTC). The amount of savings under WOTC is subject to the hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve-month period up to worker maximum by targeted category. We did not have any PPP Loan Forgiveness during the first quarter of 2023.

Contractual Obligations and Commitments

See the “Commitment and Contingencies” section within Note 8 Commitments and Contingencies of the condensed consolidated financial statements within this Report, which information is incorporated herein by reference.

Legal Proceedings

Clearday is subject to legal proceedings. The disclosures in this part of Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided under Item 1 Note 8 Commitments and Contingencies to the financial statements – Commitments and Contingencies.

Off-Balance Sheet Arrangements

The Sale Leaseback Transaction that is described in Part I, Item 1, Note 13 Subsequent Events by Stockdale incurred after March 31, 2023 is an off-balance sheet arrangement, which information is incorporated herein by reference. Other than such transaction, Clearday is not a party to any off-balance sheet transactions. Clearday has no guarantees or obligations other than those which arise out of normal business operations.

Cash and Restricted Cash

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of nine months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of March 31, 2023 and December 31, 2022 includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of the condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations – Critical Accounting Policies and Estimates” and the notes to our consolidated financial statements included in this quarterly analysis.

During the three months ended March 31, 2023, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 Summary of Significant Accounting Policies to our consolidated financial statements included in this Report.

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

Item 4. Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Any “material weaknesses” in the Company’s internal controls may arise because of the internal control environment of the Company. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were ineffective. Specifically, the company does not have adequate segregation of duties that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company personnel; do not adequately limit access to electronic payment systems for authorized expenditures; and have inadequate cyber controls regarding the protection of our data and restricting data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. Management has identified these weaknesses and have adopted a program to remediate such weaknesses.

Remediation Plan. The Company has instituted efforts to remediate these concerns and enhance The Company’s internal control environment to remediate these issues by the end of the year or. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause the Company to fail to meet the Company’s periodic reporting obligations or result in material misstatements in the Company’s financial statements. The Company may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact the Company’s results of operations.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below. We increased the number of our financial and accounting staff and remediated or mitigated certain internal control weaknesses such as segregation of duties.

Item 1. Legal Proceedings

Information on material developments in our legal proceedings is included in Note 8 Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the issuance of securities described by the Company in a Current Report on Form 8-K, the Company has issued the following shares of our common stock:

1.	On January 3, 2023 and May 8, 2023, 25,097 or an aggregate of 50,194 shares to Dickson Co for accounting services that were provided by such person.
2.	On May 8, 2023, 133,333 shares to Outside The Box Capital Inc for marketing services to be provided by such person.

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

Item 3. Defaults Upon Senior Securities

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,195, as summarized in Part I, Item 1 Note 7 Indebtedness. During the first quarter of 2023, the Company assessed its rights under the terms of these MCA Agreements and determined that it had rights and defenses to the continued payments to the creditors. The Company has not made payments on account of these MCA Agreements and, accordingly, these MCA Agreements are considered in default by the creditors. The inclusion of the disclosures in this Item 3 is not an admission that the MCA Borrowers are in default of its obligations under the MCA Agreements.

Defaults of indebtedness are noted in Item 1, Note 7 Indebtedness which information is incorporated herein by reference.

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

CLEARDAY, INC.

Dated: July 18, 2023	/s/ BJ Parrish
BJ Parrish
Acting Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

