Form 10-Q
period 2023-06-30
Clearday, Inc.
filed 2023-10-17
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

We had 25,985,132 shares of our common stock outstanding as of the close of business on August 30, 2023.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our limited cash and a history of losses;

●	Our ability to finance our innovative care products and services, including our Longevity-tech platform and products and services that are in development;

●	The impact of any financing activity on the level of our stock price;

●	The impact of any default by us of certain indebtedness and the exercise by the lenders of their respective remedies including the right to convert stock and exercise warrants at a price that is a discount to our trading price;

●	The additional dilutive impact of any issuances of securities to raise capital, including any capital in anticipation and in advance of the previously reported merger (the “Viveon Merger”) of us with Viveon Health Acquisition Corp.;

●	The timing and amount of financing acquired in connection with the Viveon Merger;

●	The cost and uncertainty from compliance with environmental regulations and the regulations related to operating our memory care facilities and adult day care centers;

●	The effect of pandemics and other public health related issues on our businesses, including actions or additional regulations by State and Federal governments;

●	Local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	The impact of inflation to our businesses, including increases in our labor costs and other costs we pay for goods and services;

●	The impact of a shortage of workers in our industries and our ability to maintain costs while properly staffing our facilities;

●	The availability of state funds through civil money penalty grant programs;

●	Increases in tort and insurance liability costs;

●	Delays or nonpayment to us, including payments related to government or agency reimbursements;

●	Our ability to pay our liabilities, including tax obligations and the exercise of remedies by holders of our indebtedness; and

●	Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening investment returns, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics.

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

June 30, 2023

FORM 10-Q

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

II

Clearday, Inc.

Condensed Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$8,093	$195,638
Restricted cash	10,000	10,000
Accounts receivable, net	381,883	47,705
Prepaid expenses	142,042	213,289
Total current assets	542,018	466,632

Non-current assets
Operating lease right-of-use assets	-	22,792,752
Real estate property and equipment, net	6,127,735	6,522,979
Intangible assets, net	3,312,000	3,680,000
Other long-term assets	264,258	288,155
Total assets	$10,246,011	$33,750,518

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,641,431	$6,324,002
Accrued expenses	6,260,831	8,415,609
Derivative liabilities	5,675,083	2,320,547
Accrued interest	1,275,823	294,370
Related Party Payables	750,432	672,597
Deferred revenue	-	901,235
Current portion long-term debt	17,007,210	16,347,290
Current portion of operating lease liabilities	-	2,907,605
Other current liabilities	1,086,013	1,140,106
Total current liabilities	35,696,823	39,323,361

Long-term liabilities:
Operating lease liabilities, net of current portion	-	24,415,791
Long-term debt, less current portion, net	5,620,489	1,392,940
Total liabilities	41,317,313	65,132,092

Mezzanine equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,369,529 and 4,797,052 issued and outstanding on June 30, 2023 and December 31, 2022, respectively. Liquidation value $99,125,693 and $96,296,493 on June 30, 2023 and December 31, 2022, respectively.	18,623,139	20,448,079

Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized

Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 shares issued and outstanding, as of both June 30, 2023 and December 31, 2022. Liquidation value of $329 as of both June 30, 2023 and December 31, 2022	329	329
Common Stock, $0.001 par value, 80,000,000 shares authorized, 25,977,628 and 20,805,448 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	25,978	20,805
Additional paid-in-capital	22,985,945	16,098,182
Accumulated deficit	(83,755,699)	(79,671,065)
Clearday, Inc. stockholders’ deficit	(60,743,447)	(63,551,749)
Non-controlling interest in subsidiaries	11,049,006	11,722,096
Clearday Inc. stockholder’s total deficit	(49,694,441)	(51,829,653)
TOTAL LIABLITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$10,246,011	$33,750,518

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Operations

For The Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Resident fee revenue, net	$436,684	$3,068,470	$3,332,010	$6,193,231
Adult day care	159,766	64,724	248,807	148,620
Commercial property rental revenue	22,581	2,358	44,718	3,919
	619,031	3,135,552	3,625,535	6,345,770
OPERATING EXPENSES
Wages & general operating expenses	851,499	4,437,616	4,697,974	9,071,672
Selling, general and administrative expenses	944,385	992,433	1,877,016	2,385,803
Depreciation and amortization expense	229,247	185,044	526,073	372,259
Total operating expenses	2,025,131	5,615,093	7,101,063	11,829,734

Operating loss	(1,406,100)	(2,479,541)	(3,475,528)	(5,483,964)

Other (income) expenses
Interest expense	1,719,216	395,045	2,434,049	896,643
PPP loan forgiveness	-	(349,500)	-	(992,316)
Derivative financing costs	-	-	2,567,460	-
Fair value of derivative	1,082,946	-	(482,286)	-
Extinguishment of debt	-	-	653,814	-
(Gain)/loss on disposal of asset	(5,925)	-	100,542	-
Loss on impairment			318,936
(Gain)/loss on termination of lease	193,758	-	(4,336,886)	-
Other (income)/expenses	(198,429)	(279,011)	299,695	(422,900)
Total other (income)/expenses, net	2,791,566	(233,466)	1,555,324	(518,573)

Net loss from continuing operations	(4,197,666)	(2,246,075)	(5,030,852)	(4,965,391)
Loss from discontinued operations, net of tax	-	(85,753)	-	(170,980)
Net loss	(4,197,666)	(2,331,828)	(5,030,852)	(5,136,371)
Net loss attributable to non-controlling interest	(395,263)	(74,147)	(946,218)	(218,412)
Preferred stock dividend	(1,644,987)	(1,655,926)	(3,343,771)	(3,274,941)
Net loss attributable to Clearday, Inc. common stockholders	$(6,237,916)	$(4,061,901)	$(9,320,841)	$(8,629,724)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(0.16)	(0.13)	(0.20)	(0.30)
Net loss from discontinued operations	0.00	0.00	0.00	(0.01)
Net loss	(0.16)	(0.13)	(0.20)	(0.31)
Weighted average common shares basic and diluted outstanding	25,468,230	17,775,792	24,721,121	16,408,710

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholders’ Deficit

Six Months Ended June 30,

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	($36,792,907)
PIK dividends accruals on convertible Preferred Stock F		3,274,941	-	-			(3,274,941)		(3,274,941)		(3,274,941)
Series F Preferred F Stock converted to common Stock			-	-	2,861,334	2,859	(2,853)	-	6		6
Accrued of series I convertible Preferred Stock in subsidiary			-	-						273,128	273,128
Series I adjustment			-	-				(669,904)	(669,904)		(669,904)
Shares issued for Loan			-	-							-
Dissolution of Longhorn Hospitality							(3,871,239)	3,871,239	-		-
Net loss			-	-		-	-	(5,136,371)	(5,136,371)	(218,412)	(5,354,783)
Balance at June 30, 2022	4,797,052	20,132,208	328,925	329	17,775,792	17,774	9,920,448	(67,143,363)	(57,204,812)	11,385,411	(45,819,401)

See accompanying notes to the unaudited condensed consolidated financial statements.

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2022	4,797,052	$20,448,079	328,925	$329	20,805,448	$20,805	$16,098,182	$(79,671,065)	$(63,551,749)	$11,722,096	$(51,829,653)
PIK dividends accruals on convertible Preferred Stock F		3,343,771					(3,343,771)		(3,343,771)		(3,343,771)
Series F Preferred F Stock converted to common Stock	(427,523)	(5,168,712)		-	616,253	616	5,168,096	-	5,168,712		5,168,712
Accrued of series I convertible Preferred Stock in subsidiary										273,128	273,128
Debt discount from derivative settlements							881,127		881,127		881,127
Stock Compensation for services					254,609	256	214,131		214,387		214,387
Shares issued for Loan					83,160	83	70,602		70,685		70,685
Stock issued for extinguishment of debt					4,218,158	4,218	3,897,578		3,901,796		3,901,796
Net loss								(4,084,634)	(4,084,634)	(946,218)	(5,030,852)
Balance at June 30, 2023	4,369,529	18,623,139	328,925	329	25,977,628	25,978	22,985,945	(83,755,699)	(60,743,447)	11,049,006	(49,694,441)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Cash Flows

For The Six Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,030,852)	$(5,136,371)
Loss from discontinued operations, net of tax	-	(170,980)
Loss from continued operations	(5,030,852)	(4,965,391)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	526,073	372,259
Amortization of right of use assets	-	920,473
Shares issued for loan commitment	70,685	-
Shares issued for services	214,388	-
Financing costs from derivative liabilities	2,567,460	-
Gain on termination of lease	(4,336,886)	-
Series I preferred stock accumulated dividend	273,128	-
Change in fair value of the derivatives	(482,286)	-
Amortization of debt discount related to derivatives	1,236,995	-
Amortization of debt issuance costs	115,883	433,001
Loss on extinguishment of debt	653,814	-
Loss on sale of fixed assets	100,542	-
Bad debt expense	159,650	-
Gain on PPP loan forgiveness	-	(992,316)
Changes in operating assets and liabilities
Accounts receivable	(493,828)	(67,736)
Other current assets	23,897	-
Prepaid expenses	71,247	(243,270)
Accounts payable	565,411	1,427,151
Accrued liabilities	1,845,221	1,195,821
Deferred revenue	(901,235)	-
Related party payables	77,835	-
Other non-current assets	-	680,335
Other liabilities	(54,093)	(172,501)
Change in operating lease liability	-	(462,233)
Net cash used in operating activities	(2,796,951)	(1,874,407)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	136,630	-
Payments for property and equipment	-	(28,310)
Net cash provided by (used in) investing activities of the continuing operations	136,630	(28,310)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt and notes payable	(903,429)	(2,255,374)
Borrowings on debt	3,376,205	3,394,568
Net cash provided by in financing activities	2,472,776	1,139,194
Change in cash and restricted cash from continuing operations	(187,545)	(763,523)
Change in cash and restricted cash from discontinued operations	-	(201,552)
Cash and restricted cash at beginning of the period	205,638	-
Cash and restricted cash at end of period	$18,093	$(965,075)

Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	8,093	-
Restricted cash	10,000	10,000
Total cash and restricted cash	$18,093	$10,000
Beginning of period
Cash and cash equivalents	195,638	965,075
Restricted cash	10,000	10,000
Total cash and restricted cash	$205,638	$975,075

Supplemental disclosures of cash flow information
Cash paid for interest	$215,602	$-
Cash paid for income taxes	-	-

Supplemental disclosures of non-cash investing and financing activities:
Early lease termination fee	$27,323,396	$-
Series F incentive shares converted to common stock	5,168,712
Indebtedness used to pay off rent expense	3,212,305
Accounts payable exchanged for common shares	3,247,982
Settlements on derivative liability	881,127	-
PIK dividends for Series F Preferred Stock	3,343,771	-
Debt discount on derivative liability	$2,150,489	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Going Concern

Organization, Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc. (“STI”), was established in 1987 and closed a merger (the “AIU Merger”) with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. The Company continued the businesses of AIU and continued one of the businesses of STI. AIU was incorporated on December 20, 2017, and began its business on December 31, 2018 when it acquired memory care residential facilities and other businesses (the “2018 Acquisition”) that was conducted since November 2010. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the longevity market, including its Longevity-tech platform. In the first quarter of 2023, the Company disposed of three of its four full time memory care communities to focus on its digital care services, including robotics and its Longevity-tech platform. During the second quarter of 2023, the Company operated one residential care facility and one adult daycare facility and marketed its digital care services to third parties.

Going Concern

As of June 30, 2023, we have an accumulated deficit of $83,755,699. During the period ended June 30, 2023, we had a net loss from operations of $5,030,852 and net cash used in operating activities of $2,796,951. During the year ended December 31, 2022, we had a net loss from operations of $14,462,738 and cash used in operating activities of $3,978,027. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financing or other sources, including capital that may be available in connection with the Viveon Merger. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and prospects. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries and AIU Alternative Care, Inc., a Delaware corporation (“AIU Alt Care”) and Clearday Alternative Care Oz Fund, L.P, a Delaware limited partnership (“Clearday OZ Fund”). The Company owns all of the voting interests of AIU Alt Care and the sole general partner of Clearday OZ Fund, and less than 1% of the preferred economic interests in such companies.

The certificate of incorporation of AIU Alt Care authorizes 1,500,000 shares of preferred stock designated as its Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share (the “Alt Care Preferred Stock”) of which 700,000 is designated Alt Care Preferred Stock; and 1,500,000 of common stock. Each share of the Alt Care Preferred Stock has a stated value equal to the $10.00 Alt Care Preferred Stock original issue price.

AIU Alt Care formed AIU Impact Management, LLC, which is the sole general partner and manager of Clearday OZ Fund. Clearday OZ Fund allocates 99% of income gains and losses to the limited partners and 1% to its general partner (AIU Impact Management, LLC).

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each of the Alt Care Preferred Stock and the limited partnership interests in Clearday OZ Fund (“Clearday OZ LP Interests”) may be exchanged by the holder of such securities into shares of Clearday common stock. The exchange rate for each of the Alt Care Preferred Stock and the Clearday OZ LP Interests are equal to (i) the aggregate investment amount for such security plus accrued and unpaid dividends at 10.25% per annum, (ii) divided by 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date.

The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the condensed consolidated statement of operations.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Classification of Convertible Preferred Stock

The Company applied ASC 480, “Distinguishing Liabilities from Equity”, and revised the condensed consolidated presentation of its convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in balance sheets, amounts applicable to the following three general classes of securities: (i) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer; (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer; and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

Use of Estimates

The Company’s condensed consolidated financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

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

Real Estate Property and Equipment, Net

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

Depreciation is computed on the straight-line method with useful lives as follows:

Asset Class	Estimated Useful Life (in years)
Buildings and building improvements	39
Leasehold improvements	15
Furniture and fixtures and equipment	7
Computer equipment and software	5

Intangible Assets, Net

Software Capitalization

With regards to developing software, any application costs incurred during the development stage, both internal expenses and those paid to third parties are capitalized and amortized per FASB Topic ASC350-40 (“Internal-Use Software Accounting & Capitalization”). Once the software has been developed, the costs to maintain and train others for its use will be expensed. With regards to developing software, any application costs incurred during the development state, both internal expenses and those paid to third parties are capitalized and amortized based on the estimated useful life of five years.

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

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, or ASC Topic 606, using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our condensed consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within such portfolio. The five-step model defined by ASC Topic 606 requires the Company to: (i) identify its contracts with customers, (ii) identify its performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to its performance obligations in those contracts and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

Resident fees at our residential communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our condensed consolidated financial statements. Our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all these community fees are non-refundable and are initially recorded as deferred revenue in our condensed consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident’s agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our condensed consolidated. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

Resident Care Contracts

Resident fees at the Company’s senior living communities may consist of regular monthly charges for basic housing and support services and fees for additional requested services and ancillary services. Fees are specified in the Company’s agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed on the first of the month. Funds received from residents in advance of services are not material to the Company’s condensed consolidated financial statements.

Below is a table that shows the breakdown by percentage of revenues related to contracts with residents versus resident fees for support or ancillary services.

	For the three-month period ended June 30,
	2023	%	2022	%
Revenue from contracts with customers:
Resident rent - over time	$436,684	70%	$3,068,470	98%
Day care – point in time	159,766	26%	64,724	2%
Amenities and conveniences - point in time	22,581	4%	2,358	0%
Total revenue from contracts with customers	$619,031	100%	$3,135,552	100%

	For the six month periods ended June 30,
	2023	%	2022	%
Revenue from contracts with customers:
Resident rent - over time	$3,332,010	92%	6,193,231	98%
Day care	248,807	7%	148,620	2%
Amenities and conveniences - point in time	44,718	1%	3,919	0%
Total revenue from contracts with customers	$3,625,535	100%	$6,345,770	100%

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of June 30, 2023 and December 31, 2022:

June 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	5,675,083	5,675,083

December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	2,320,547	2,320,547

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

The Company has outstanding note agreements containing provisions meeting the definition of derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, any issuance of equity linked instruments subsequent to the initial triggering agreement will result in derivative liabilities.

At June 30, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.80; risk-free interest rates ranging from 4.13% to 5.47%; expected volatility of the Company’s common stock ranging from 135% to 310%; estimated exercise prices ranging from $0.35 to $0.75; and terms from one to sixty months.

At December 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.56; risk-free interest rates ranging from 3.99% to 4.76%; expected volatility of the Company’s common stock ranging from 183% to 572%; estimated exercise prices ranging from $0.35 to $0.43; and terms from three to sixty months.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance - December 31, 2022	$2,320,547
Additions	4,717,949
Settlements	(881,127)
Change in fair value	(482,286)
Balance - June 30, 2023	$5,675,083

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. There were no research and development costs incurred in the three or six months ended June 30, 2023 or 2022.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. There were no advertising expenses in the three or six months ended June 30, 2023 or 2022.

Lease Accounting

The Company follows ASC Topic 842, “Leases”. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. All ROU assets were written off effective March 31, 2023, when the Company disposed of the three leased properties described in Note 5 — Leases.

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

Basic earnings (loss) per share are computed by dividing income (loss) attributable to Clearday shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470- 20)” and “Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (a) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options”, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (b) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (c) revises the guidance in ASC 260, “Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the “if-converted” method.” In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact that ASU 2020-06 may have on its condensed consolidated financial statements and related disclosures.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Real Estate, Property and Equipment

The Company’s real estate, property and equipment consisted of the following at the respective balance sheet dates:

	June 30, 2023	December 31, 2022

Land	$2,081,879	$2,231,879
Building and building improvements	4,975,244	4,975,243
Leasehold Improvements	710,317	846,754
Computers	57,166	332,809
Furniture, fixtures, and equipment	72,213	1,379,219
Other Equipment	74,935	518,145
Construction in progress	138,187	138,187
Total	8,109,941	10,422,236
Less accumulated depreciation	(1,982,206)	(3,899,257)
Real estate, property and equipment, net	$6,127,735	$6,522,979

The Company recorded depreciation expenses relating to real estate, property, and equipment in the amount of $526,073 and $372,259 for the periods ended June 30, 2023, and 2022, respectively.

4. Intangible Assets, Net

Software Capitalization.

At June 30, 2023 and June 30, 2022, $3,312,000 and $3,680,000, respectively were the balances that will be amortized based on the estimated useful life of five years. The Company began this amortization starting January 1, 2023.

Developed intangible assets subject to amortization are as follows:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	3,680,000	$368,000	$3,312,000	4.50

The Company recorded amortization expense related to its intangible assets in the amounts of $368,000 and $0 for the periods ended June 30, 2023 and June 30, 2022, respectively.

Expected future amortization expense for intangible assets as of June 30, 2023, is as follows:

Fiscal Years
2023 (remaining)	$368,000
2024	736,000
2025	736,000
2026	736,000
2027	736,000
Thereafter	-
Total	$3,312,000

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$3,680,000	$-	$3,680,000	5.00

5. Leases

Lease Terminations

On March 31, 2023, the Company entered into agreements (collectively, the “Lease Transition Agreement”) to terminate the leases (“Community Leases”) for three of its four residential care facilities, which account for all of Clearday’s leased residential care facilities. The Community Leases related to residential communities (the “Communities”) located in Westover, Texas, New Braunfels, Texas and Little Rock, Arkansas. Terminating the Community Leases removed right of use liabilities and right of use assets related to these Community Leases, as of December 31, 2022 and the write-off or elimination of the related net leasehold improvements and personal property in these Communities. We currently have no material economic rights or obligations under the Community Leases other than for payment obligations under the Lease Transition Agreements. The tenants of the Community Leases and the guarantors, including Clearday, Inc., entered a Lease Transition Agreement with the Lessor of the properties dated March 31, 2023. The Lease Transition Agreement provided, among other matters, that the aggregate liability of the Clearday subsidiaries that are tenants under the Community Leases are reduced to amount (the “Repayment Amount”) that is equal to the sum of: (1) past due rent payments under the Community Leases of $1,284,770 (“Past Due Community Lease Amounts”), (2) a fixed amount arising from the termination of the Community Leases of $1,710,777 (“Rent Differential Amount”), (3) the amount of additional advances (“Critical Expenses Advances”) by Landlord to pay critical expenses plus the premium for tail insurance policy in favor of the Landlord (the obligation for such premiums are limited $275,000), (4) plus an additional amount that is equal to the greater of $25,000 or 5% of such Critical Expenses Advances. The Critical Expense Advances and additional amount were determined in the second quarter of 2023. The Repayment Amount is due and payable over a period maturing on July 31, 2025, as follows: (1) on closing date of the previously announced proposed merger (the “Viveon Merger”) with Viveon Health Acquisition Corp., a Delaware corporation (“Viveon”), a payment equal to 10% of the new money that is raised in connection with the Viveon Merger (subject to a minimum payment of $300,000 and a maximum payment of $500,000); provided that if the Viveon Merger does not close by July 31, 2023, then a payment of $300,000 will be paid on July 31, 2023 or such other date agreed by Landlord and Clearday, which under the terms of the First Amendment to the Lease Transition Agreement, is September 30, 2023, subject to certain extensions; (2) $400,000 payable quarterly commencing on December 31, 2023, and (3) beginning with the calendar quarter ending December 31, 2023 10% of the Excess Cash Flow, generally based on earnings before interest, taxes, depreciation, and amortization of Clearday. The current guarantors of the Community Leases (a subsidiary of Clearday, Inc. and two individuals) continued to guaranty the obligations, as modified by the Lease Transition Agreement, and provided a security interest on the collateral specified in such guarantees.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Lease Transition Agreements, the tenants under the Community Leases and the Clearday, Inc. subsidiaries that operated the Communities signed a promissory note for the Repayment Amount and the Past Due Community Lease Amounts and Clearday, Inc. agreed to be an additional guarantor of the obligations of the Community Leases, as modified and limited by the Community Lease Transition Agreement, which is less than approximately $4,000,000 under the terms of a Guaranty (the “Guaranty”). Clearday also agreed to cooperate with Landlord to facility the termination of the Community Leases the sale of the furniture and fixtures at the Communities to the New Operator so that New Operator may enter into a lease or purchase of the Communities and operate the memory care businesses in the Communities or other businesses at the Communities that they choose to conduct.

In connection with the proposed termination of the Community Leases, the subsidiaries that operate the Communities (the “Current Operators”) and subsidiaries of the New Operator (“New Communities Operators”) entered into the Operations Transfer Agreement dated as of April 1, 2023 (the “OTA”). The OTA provided that the New Communities Operators will purchase the personal property and other assets of the Current Operators used at the Communities to enable the New Communities Operators to conduct their business at the Communities under new leases or other arrangements with the Landlord. Such purchase and sale will close on the date that the New Communities Operators receive the licenses, authorizations and approvals from the applicable Texas and Arkansas governmental agencies to conduct a licensed residential memory care business at the Communities and they enter into new leases with the Landlord (the “Commencement Date”). The New Communities Operators entered into new agreements with the residents at the Communities, effective the Commencement Date and were responsible for any operating losses of the facilities from and after March 31, 2023. The Current Operators have provided notice to each of the residents at the Communities that their agreements with the Current Operators have been terminated, effective on the Commencement Date. The New Communities Operators are not affiliated with the Company or its officers or directors. The OTA and Interim Agreements provide for the asset purchase and sale of the memory care businesses at the Communities, and the transfer of certain agreements and the assumption of certain specified liabilities. The Current Operators, each of which is a subsidiary of Clearday, Inc., remain obligated for liabilities that are not assumed by the New Operators. The New Communities Operators have employed, or offered employment to, all of our employees at these communities and will fund and be responsible for any operating cash losses for the Communities.

6. Indebtedness

As of June 30, 2023, and December 31, 2022, the current portion of long-term debt within the Company’s condensed consolidated financial statements was $17,007,210 and $16,347,290, respectively.

During the six months ended June 30, 2023 and 2022, we incurred interest expense totaling $1,197,054 and $896,643, respectively.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s debt as of June 30, 2023 and December 31, 2022:

As of June 30,	Total
2023	15,615,892
2024	2,333,909
2025	4,956,948
2026	1,518,682
Thereafter	-
Total obligations	$24,425,431

Indebtedness of Facilities

	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Naples Equity Loan ^	May 2023	9.95%	$4,550,000	$4,550,000
Gearhart Loan ^	December 2022	7.00%	193,578	193,578
SBA PPP Loans #	February 2022	1.00%	1,518,682	1,518,682
Bank Direct Payable	December 2022	3.13%	-	80,381
AIU Sixth Street	February 2023	12.00%	-	49,593
1800 Diagonal Lending	October 2024	12.00%	45,303	116,760
1800 Diagonal Lending	February 2024	12.00%	134,723	-
Equity Secure Fund I, LLC*	March 2024	18.00%	1,097,610	1,000,000
Invesque, Inc.	July 2025	10.00%	3,977,470

Merchant Cash Advance Loans (^^)

Naples Operating PIRS Capital	March 2023	0.00%	$338,000	$338,000
Little Rock Libertas	February 2023	0.00%	326,330	326,330
PIRS Capital Financing Agreement	March 2023	0.00%	144,659	144,659
Naples Samson #1	May 2023	0.00%	76,916	76,916
Naples LG Funding #2	April 2023	0.00%	171,170	171,170
Little Rock Premium Funding	April 2023	0.00%	211,313	211,313
Little Rock KIT Funding	December 2022	0.00%	89,400	89,400
Little Rock Samson Funding #4	February 2023	0.00%	170,501	170,501
Naples Operating SWIFT	December 2022	0.00%	111,750	111,750
New Braunfels Samson Cloud Fund	February 2023	0.00%	308,035	308,035
New Braunfels Samson Group	February 2023	0.00%	375,804	375,804
Westover Hills One River	December 2022	0.00%	128,298	128,301
Westover Hills FOX Capitol	March 2023	0.00%	109,384	109,384
Westover Hills Arsenal	October 2023	0.00%	95,882	95,882
Westover Samson Funding	March 2023	0.00%	267,754	267,754
Subtotal merchant cash advance loans			2,925,196	2,925,199

Notional amount of debt			14,442,562	10,434,193
Less: current maturities			14,442,562	10,434,193
			$-	$-

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness Allocated to real estate

Real Estate:
Artesia Note	June 2033	Variable	$-	$211,721
Carpenter Enterprises	Demand Note	Variable	237,180	300,000
Leander Stearns National Association	February 2023	10.38%	805,000	805,000
Notional amount of debt			1,042,180	1,316,721
Less: current maturities			805,000	805,000
			$237,180	$511,721

Other (Corporate) Indebtedness

AGP Contract ^	March 2023	5.00%	$550,000	$550,000
Cibolo Creek Partners	December 2025	0.09%	388,276	421,470
Cibolo Creek Partners promissory note	December 2025	0.09%	91,208	96,208
EIDL SBA Treas 310	December 2051	3.75%	494,900	494,900
Firstfire	May 2023	12.00%	(1,378)	95,054
Five C’s Loan ^	December 2022	9.85%	325,000	325,000
GS Capital	May 2023	12.00%	-	50,955
Jefferson Street Capital LLC @	May 2023	12.00%	16,800	84,000
KOBO, L.P.	October 2023	Floating %	500,000	500,000
Mast Hill LP @	May 2023	12.00%	300,000	420,000
Mast Hill LP @	July 2023	12.00%	252,000	315,000
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Jefferson Street Capital LLC (February 2023)	February 2024	12.00%	192,883	-
Mast Hill LP (January 2023)@	January 2024	12.00%	756,000	-
Bridge Financings		8.00	685,000	-
Convertible Notes Issued by AIU Alternative Care, Inc.	January 2024	12.00%	749,000	-

Notional amount of debt			5,799,689	3,852,587
Less: current maturities			1,942,422	2,340,009
			$3,857,267	$1,512,578

TIC Purchase Agreements	No Specified Date	8.00%	$3,141,000	$3,141,000

		Total	24,425,431	18,744,501
		Less Debt Discount & Derivatives	(1,797,732)	(1,004,271)
		Total	$22,627,699	$17,740,230

^	Obligation is in default. Interest rate set forth is the stated rated of interest. The actual rate of interest has increased under the terms of the obligation.
^^	We have ceased payment of these obligations. Obligations are subject to litigation for nonpayment, as previously reported. See Note 7 — Commitments and Contingencies.
#	SBA PPP obligations are past due and in the Company is continuing the process to have these obligations forgiven.
@	Obligation is in payment default. Each lender has not exercised any of their remedies. Each lender has the right to exercise remedies including the conversion of the promissory note into shares of our common stock and collection of default interest and other amounts, and in the case of Mast Hill to exercise the Lender Remedy Warrants described in Note 10 — Deficit. Jefferson Street Capital LLC has granted a forbearance to October 31, 2023. Mast Hill LP has granted a forbearance dated October 4, 2023 until the earlier of (i) the closing of the merger (“Merger”) with Viveon Health Acquisition Corp under the merger agreement dated as of April 5, 2023, as amended, (ii) to January 2, 2024 (90 days from the date of the forbearance), (iii) the date that Clearday, Inc. or any of its subsidiaries makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed. or (iv) the date that bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Clearday, Inc. or any of its subsidiaries (the earlier of the aforementioned (i), (ii), (iii) or (iv) shall be referred to herein as the “Waiver Expiration Date”). There can be no assurance that the Company will be able to extend any the forbearances with any of these lenders on acceptable terms or at all or that Clearday will be able to comply with the terms of the forbearance provided by Mast Hill LP which includes that Clearday provide net proceeds from additional financings by Clearday under the terms of the promissory notes with such lender, unless such payment is excused by such lender.
*	Obligations have been modified as of June 5, 2023.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Secure Fund I, LLC Modification

As of June 5, 2023, AIU 8800 Village Drive, LLC, the subsidiary of Clearday, Inc. that owns the property in San Antonio, Texas used for our headquarters and production facilities, extended, modified and rearranged the mortgage financing of such property, to extend the maturity to March 26, 2024, obtain additional financing for the payment of taxes and certain other amounts, increase the interest rate to 18% per annum, provide a right, if there are no uncured defaults under such mortgage financing, to extend the maturity of the mortgage financing for an additional twelve months for payment of a fee equal to 1% of the original ($1 million) principal amount of the mortgage note and reduce the interest rate to 16.75% during such extension period.

Bridge Financings.

The Company has received certain advances that are payable on demand and on October 6, 2023, issued Senior Convertible Notes (“Bridge Notes”) as payment of such advances with interest accruing under Bridge Note as of the date of each such advance. The Company is continuing such offering of Bridge Notes of an amount of up to $16,000,000, or such other amount as determined by the Company, to accredited investors in an offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each Bridge Note will accrue interest at 8% per annum, increased by 4% per annum during an Event of Default as defined in the Bridge Note. The Bridge Notes will be payable on June 30, 2024 (the “Bridge Note Maturity Date”). The Bridge Notes will provide for conversion into shares of our common stock based on a contingency. In the event that the merger agreement dated as of April 5, 2023, as amended, (the “Viveon Merger Agreement”) with Viveon Health Acquisition Corp., a Delaware corporation (“Viveon”) providing for the proposed merger (“Viveon Merger”) is terminated, then the conversion price for our shares of common stock will be the lower of $0.82 per share and a price per share equal to a 25% discount to the volume weighted average price per share for our common stock for the ten (10) trading days preceding such termination date. If the Viveon Merger Agreement is not terminated, then at the closing of the Viveon Merger, the principal and accrued interest of the Bridge Notes will be converted at a price per share equal to $0.82 subject to ratable adjustment in the event of any stock split, reverse stock split, merger, consolidation, combination or similar transactions, and such shares of our common stock will be exchanged for shares of Viveon common stock under the terms of the Viveon Merger Agreement. The Bridge Notes have certain restrictions including the incurrence of additional related party transactions, restricted payments, maintenance of insurance and not change in our business and that the net proceeds of such financings would be used for the repayment of existing indebtedness and general corporate and working capital purposes of us and Viveon in anticipation of the Viveon Merger. We have agreed to share the net cash proceeds raised in any financing with Viveon as described in Note 9 — Related Party Transactions. The foregoing description of the form of the Bridge Notes is qualified in their entirety by reference to the full text of the Bridge Note, which is incorporated by reference into this report as Exhibit 10.1.

7. Commitments and Contingencies

Contingencies

Simpsonville litigation

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

The Landlord filed a second action on April 9, 2021 (Simpsonville Action 2), for claims similar to Simpsonville Action 1 including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. This action captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, James Walesa and Trident Healthcare Properties I, LP (“Trident”), Cause No. 21-0513-C425 in the 425th Judicial District Court of Williamson County, Texas. The court granted summary judgment in this matter in favor of the Landlord on April 14, 2023. On September 14, 2023, the court entered an order (the “Judgment Enforcement Order”) requiring the turnover of non-exempt assets of the defendants Steve Person and James Walesa and the assets of Trident Healthcare Properties I, LP and the appointment of a receiver to enforce the summary judgement. The Judgment Enforcement Order provides, in part, that “Nothing in this Order is intended to delay, hinder or disrupt the closing of the [Viveon] merger.” The Judgment Enforcement Order also provides certain restrictions regarding the sale or transfer of the Clearday securities owned by Steve Person or James Walesa, providing in part that “Any liquidation of the Clearday shares by Receiver requires approval of this Court, after notice and hearing, or written agreement of the parties. Nothing herein, however, prevents the transfer of the shares under the expected merger so long as Defendant and the receivership estate retain their rights in such shares. No party, including Defendants, shall encumber the shares except as specifically provided herein.”

Under the structure used for the lease and operations of the Simpsonville Facility, a subsidiary of Clearday, Inc., Tenant, is the direct obligor under the lease and another subsidiary of Clearday, Trident, is a guarantor of the lease obligations. Neither Tenant or Trident have any material assets. We are assessing the exposure of these matters to Clearday, Inc. under these actions, including any liability under indemnification agreements with the individual guarantors. We expect to offer to negotiate a settlement of the summary judgement. There can be no assurance that any such settlement discussions will be held or that there will be any settlement of these actions on terms that are acceptable or at all.

Employment related taxes

Certain subsidiaries of the Company that operate hotel assets did not pay employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for certain periods from December 31, 2018, to December 31, 2021. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of June 30, 2023, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $311,000. The Company has accrued this amount in its financial statements as of June 30, 2023. The amount that was accrued in the condensed consolidated financial statements as of December 31, 2022, was $261,000.

Certain subsidiaries of the Company that operate its residential care communities have not paid employment related taxes such as required withholdings for federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal and state unemployment tax from and after the payroll periods that ended September 16, 2022, to the date of this Report. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the amount of the underpayment in its financial statements as of June 30, 2023 and December 31, 2022, of approximately $1,197,672 and $527,000, respectively, which amount does not include any taxes, penalties, and interest. In connection with these matters, on August 3, 2023, the Internal Revenue Service issued a tax lien against MCA Management Company, Inc., a dormant and inactive subsidiary of Clearday, Inc. that does not have any assets.

Payroll related taxes

In the fourth quarter of 2021, certain subsidiaries of the Company did not remit payroll taxes related to the Earned Retentions Tax Credit (“ERTC”). The ERTC program permitted an offset for such obligations and was terminated during the fourth quarter with an effective termination date of September 30, 2021. As a result, the Company has accrued $1,097,000 in such payroll taxes. These subsidiaries have applied for certain tax credits, including ERTC and Families First Coronavirus Response Act. The Company expects to use such credits that will be applied to reduce these payroll tax liabilities. There is no assurance that any such tax credits will be received.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merchant advance loans

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,196, as summarized in Note 6 — Indebtedness. Eight of these financing parties have commenced actions alleging, among other matters, a breach of the MCA Agreement for non-payment and a breach of the guaranty by the applicable guarantors. These actions demand monetary damages that, in the aggregate, are approximately $1,531,640, plus other costs, fees and certain other amounts.

These actions are:

1.	Premium Merchant Funding 18, LLC v Memory Care at Good Shepherd LLC and James Walesa (a guarantor), filed in state court in Kings County, New York on August 19, 2022 (summary judgement in this matter was entered in favor of the plaintiff and such judgement was not appealed by us);
2.	Libertas Funding LLC v. Memory Care at Good Shepherd, LLC, et. al. including James Walesa (a guarantor), filed in state court in Monroe County, New York on August 24, 2022 (summary judgement in this matter was entered in favor of the Company’s subsidiary and such judgement was not appealed by us, and this judgement was entered in the State of Texas);
3.	Cloudfund LLC v MCA New Braunfels Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Nassau County, New York on August 29, 2022;
4.	Cloudfund LLC v MCA Naples Operating Company, LLC and James Walesa (a guarantor), filed in state court in Nassau County, New York on August 30, 2022 (summary judgement in this matter was entered in favor of the plaintiff and such judgement was not appealed);
5.	Swift Funding Source Inc. v MCA Naples Operating Company LLC et. al. including Christin Hemmens (a guarantor), filed in state court in Ontario County, New York on August 31, 2022;
6.	Pirs Capital, LLC v MCA Westover Hills Operating Company, LLC et. al. including James Walesa (a guarantor), filed in state court in New York County, New York on September 8, 2022;
7.	Prosperum Capital Partners, LLC dba Arsenal Funding v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Kings County, New York on September 28, 2022;
8.	Fox Capital Group, Inc. v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Bexar County, Texas on October 25, 2022.

James Walesa is the Company’s Chief Executive Officer, and/or Christin Hemmens, is an officer of Clearday. Other than as set forth above, each of these actions are in the pleading or discovery stage of litigation.

Naples Equity Loan: The mortgage lender for the Naples, Florida facility commenced an action for nonpayment of the mortgage note. The action is captioned A.AD.A, INC.; Anga Properties, LLC; Arce Holdings, LLC; Benfam Holdings LLC; Carolina Resources, LLC; Emilio Diaz SD Investment Account, LLC; Michael B. and Irma B. Goldstein; David J. Gonzalez; Hersab Holdings, LLC; Indocan Investment USA Corporation; Armando Navarro; Robbia Properties LLC; Shochat Holdings I LLC; and Wekwit, Inc. (collectively referred to as the Naples Lender) vs. MCA Naples, LLC (“MCA Naples”), Case No. 11-2023-CA-000243-0001- flied in the Circuit Court in and for Collier County, Florida (the “Benworth Action”). This litigation arises from the nonpayment under the mortgage and promissory note. The Benworth Action demands payment of the principal amount of the promissory note of $4,550,000 together with default interest, late charges, costs advanced, insurance advances, attorney’s fees and costs and seeks the Final Judgment of Foreclosure and such further relief as the court deems just and proper. The Benworth Action also seeks the amount from James Walesa, the Company’s Chief Executive Officer, under the personal irrevocable and unconditional guaranty, in favor of Benworth Capital Partners, LLC, of the obligations of MCA Naples under the mortgage and promissory note. A clerk’s default was entered against MCA Naples on May 15, 2023 and against Mr. Walesa on May 31, 2023. On July 5, 2023, MCA Naples filed a motion to set aside the default and the defaults were set aside. MCA Naples, LLC filed its Answer and Defenses. A Motion to Dismiss the Complaint was filed on behalf of Mr. Walesa and is set for a hearing on November 6, 2023. Plaintiffs filed a Motion for Summary Judgment which was denied on October 3, 2023We believe that the fair value of the mortgaged property has a fair value that is significantly greater than the amount mortgage obligations and intends to negotiate a forbearance or other modification of the mortgage or refinance the mortgage obligations or assist in a sale and modification of the mortgage note. There can be no assurance, however, that any such transaction will be consummated on acceptable terms or at all.

Leander Stearns National Association, the mortgage lender for the property (“Leander Property”) owned by Leander Associates, Ltd., (“Leander”), a Texas limited partnership that is a consolidated subsidiary of Clearday, Inc., has commenced litigation regarding the nonpayment of a mortgage loan obligations of approximately $875,000 seeking repayment of the mortgage loan of $805,000 that was due February 10, 2023, and additional amounts, including interest and late fees. Leander and the mortgage lender entered into a Forbearance Agreement as of May 22, 2023 and the first amendment thereto dated September 8, 2023, that, among other matters, provided a forbearance period and extended the maturity of the mortgage loan to October 21, 2023, and requires certain payments to the mortgage lender, including monthly installment payments to the mortgage lender of all accrued, unpaid interest starting on September 15, 2023 and continuing on the same day of each month thereafter until the New Maturity Date (as defined below) with interest calculated on the unpaid principal balance as set forth in the Note. The mortgage loan under the forbearance agreement, as amended, provides that the mortgage lender deferred certain past-due interest to the extended maturity date of October 21, 2023. Leander has entered into a purchase and sale agreement for the Leander Property for a value that is in excess of the amounts owed to the mortgage lender and the other financing by us owed to KOBO LP with respect to the Leander Property. We believe that the net proceeds to Leander from the sale of the Leander Property will not be material after giving effect to the payments to the mortgage lender, and existing financing of net proceeds to KOBO LP and other financings of such proceeds, and transaction brokerage fees and other costs.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to Clearday shareholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted earnings per share calculation, the Company uses the “if-converted” method for preferred stock and convertible debt and the “treasury stock” method for Warrants and Options.

The following tables set forth the potentially dilutive shares that were anti-dilutive in their respective periods as the Company had net losses for the periods ended June 30, 2023 and 2022, respectively.

	For the Six Months Ended
Dilution shares calculation	June 30,
	2023	2022
Series A Convertible Preferred Stock	328,925	328,925
Series F 6.75% Convertible Preferred Stock	4,538,616	4,797,052
Series I 10.25% Convertible Preferred Stock	1,365,640	320,657
Limited Partnership Units	99,038	99,038
Warrants	7,618,820	4,036,320
Bridge Notes	835,366	-
Total participating securities	14,786,405	9,581,992

9. Related Party Transactions

Debt. and Guarantees

The Company’s indebtedness includes amounts loaned to us by executive management. In addition, the Company incurs debt that is personally guaranteed by certain executives, officers and directors for which they receive a guarantee fee. There is a guarantee fee agreement in place that details the amount of the fee as well as payment terms. The amount of the fee is capped at 1% of the amount of the outstanding note regardless of how many guarantors there are on the loan unless otherwise determined by the Company’s Board of Directors.

We owe (1) Richard Morris, our General Counsel, (i) for a loan in the amount of $336,538 including principal and interest (ii) past due rent for our robots of approximately $127,933 including interest (2) James Walesa, our Chief Executive Officer, approximately $143,141 in loan guaranty fees. (3) B.J. Parrish, our Chief Operating Officer $44,722 in loan guaranty fees. (4) Steve Parsons, our shareholder $24,198 in loan guaranty fees. Christen Hemmings is owed approximately $130,000 in unsecured short term non-interest-bearing debt and additional amounts for loan guaranty fees.

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) prior to December 31, 2018, made loans to us under revolving credit notes that bear interest at the then applicable federal rate and are payable on demand or other date specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of June 30, 2023, Cibolo Creek and Round Rock were owed $479,484 and $500,000 respectively, by the Company. As of December 31, 2022, AIU, Inc., Cibolo Creek and Round Rock were owed $89,381, $517,678 and $500,000 respectively, by the Company. These amounts are included in Note 6 – Indebtedness.

Stockdale Financing.

On May 22, 2023, Stockdale Associates, Ltd. (“Stockdale”), a wholly owned subsidiary of Clearday, Inc. entered into a sales transaction with James Walesa, the Chief Executive Officer of the Company, for the land of approximately 1.5 acres owned by Stockdale located in the city of Stockdale, Texas (the “Stockdale Property”). The aggregate purchase price for the Stockdale Property was approximately $155,925. Mr. Walesa used the Stockdale Property to obtain mortgage financing from a third party (the “Stockdale Mortgage Loan”). Stockdale may repurchase the Stockdale Property at any time upon payment to Mr. Walesa of $175,000, plus interest on such an amount at a rate of 10.9% annually based on the basis of a 360-day year, less $19,075. Stockdale is required to pay Mr. Walesa the approximate sum of $1,590 per month commencing July 1, 2024, and pay all other amounts required under the Stockdale Mortgage Loan and all amounts including property taxes, required for the ownership of the property. The Stockdale Mortgage Loan matures, and the Stockdale’s repurchase right terminates, on June 1, 2028. A $5,925 gain on the sale of the Stockdale property was recognized and included in Gain/loss on disposal of assets on our condensed consolidated financial statements.

Viveon Merger

We have agreed to invest approximately 48% of the net proceeds from advances or the issuance of our Bridge Notes with Viveon. As of June 30, 2023 we have invested approximately $319,000 of such net proceeds in Viveon under the terms of a promissory note issued by Viveon (the “Viveon Note”). We have subsequently invested approximately $558,700 as of August 11, 2023 for a total investment of approximately $877,600. We made this investment in Viveon to pay a portion of Viveon’s working capital expenses incurred in anticipation of the Viveon Merger. Because the indebtedness under this Viveon Note will be eliminated in the Viveon Merger or likely uncollectible in the event the Viveon Merger is not closed because we do not have the right to any of Viveon’s assets in their trust account, which is their only asset, we have recorded an allowance for doubtful accounts in the full amount of such investment. We have also amended the terms of the Viveon Merger Agreement to, among other matters, increase the number of shares of Viveon common stock that will be issued in the Merger to increase the valuation of Clearday to $500 million based on, among other factors, the demonstrated benefits of Clearday’s longevity care platform.

10. Deficit

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

Preferred Stock

The Company has 5,000,000 shares of Series F 6.75% cumulative convertible common stock, $0.001 par value, authorized with 4,369,529 and 4,797,052 issued and outstanding as of June 30, 2023, and December 31, 2022, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 11 — Mezzanine Equity, for accounting treatment of the Series F Preferred Stock.

The Company’s Series A Preferred Stock has a $.001 par value, 2,000,000 shares authorized, and 328,925 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights.

Dividends and Distributions

For the six-month periods ended June 30, 2023, and 2022, the Company accrued dividends for the 6.75% Series F preferred stock in the amount of $3,343,771 and $1,655,926 respectively.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The Company has three separate types of warrants that are outstanding:

●	warrants that were granted and outstanding by Superconductor Technologies Inc. (“STI”) prior to the September 9, 2021, effective date of the previously disclosed merger (the “AIU Merger”) with Allied Integral United, Inc. (“AIU”);
●	warrants assumed by the Company that were granted by AIU prior to the effective date of the AIU Merger; and
●	warrant that were issued by the Company after the AIU Merger.

The following is a summary of such outstanding warrants at June 30 2023:

Warrants (“STI Warrants”) issued by STI prior to September 9, 2021, the effective date of the AIU Merger.

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants related to March 2018 financing	7,331	7,331	$245.84	September 9, 2023
Warrants related to July 2018 financing	119,241	119,241	$75.48	July 25, 2023
Warrants related to July 2018 financing	7,154	7,154	$94.35	July 25, 2023
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024

Warrants that were issued by Clearday Operations, Inc. prior to the effective date of the AIU Merger:

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants issued in connection with financings *	3,281,508	3,281,508	$5.00	November 15, 2029
Warrants issued to a consultant ^	500,000	500,000	$11.00	August 10, 2026

*	Two of our subsidiaries have preferred securities that are classified under GAAP as Non-Controlling Interest: (1) the preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share of AIU Alt Care (the “Alt Care Preferred Stock”); and (2) the preferred limited partnership interests of Clearday OZ Fund (the “Clearday OZ LP Interests”). As of June 30, 2023, there are 1,376,118 warrants that were issued by Clearday to investors in the Alt Care Preferred Stock and the Clearday OZ LP Interests that may be exercised for an aggregate of 3,281,508 shares of the Company’s Common Stock. The exercise price per share for each is $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

^	The Company also has a warrant issued to a consultant representing 500,000 shares of the Company’s Common Stock at an exercise price of $11.00 per share, which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued by Clearday, Inc. after the effective date of the AIU Merger to Lenders:

Each of the following warrants (“Lender Remedy Warrants”) were issued in connection with a financing and provides that the warrant may only be issued upon an event of default under the related promissory note.

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

Derivative Calculation

During the period ended June 30, 2023, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance ranging from $0.75 to $0.85; risk-free interest rates ranging from 3.53% to .474.06%; volatility ranging from 183% to 184% based on the historical volatility of the Company’s common stock; exercise prices ranging from $0.50 to $0.75; and terms of sixty months.

Stock Options

On June 30, 2023, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”). Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock option exercises during the six and twelve months ended June 30, 2023 or December 31, 2022. There were no stock options that were exercisable on June 30, 2023.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

During the second quarter of 2023, we issued approximately 208,430 shares of our common stock to consultants, including a former employee.

Registered Shares

During the second quarter of 2023, we issued approximately 616,253 shares of common stock upon the conversion of our Series F Preferred stock. Such shares were registered under our prior registration statement.

As of June 30, 2023, there was no unamortized stock compensation.

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the six months ended June 30, 2023 and 2022, there was no amount invested in AIU Alt Care.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund, which is managed by AIU Impact Management, LLC, as the general partner. For the three months ended June 30, 2023 and 2022, there was no amount invested in Clearday OZ Fund.

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

Non-Controlling Interest Loss Allocation

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the period ended June 30, 2023, the loss for AIU Alt Care is $38,394 and Clearday Oz Fund loss is $917,382. Based on 99% ownership interest, AIU Alt Care and Clearday OZ fund incurred a loss attributable to the NCI in the amount of $38,010 and $908,208, respectively in the period ended June 30, 2023 and incurred gains of $1,663 and losses of $218,412, respectively, for the period ended June 30, 2022.

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI)

For the period ended June 30, 2023 no additional shares of AIU Alt Care Preferred Stock or Clearday OZ LP Interests were issued. At June 30, 2023, 89,700 shares of AIU Alt Care Preferred Stock were outstanding and 244,473 units of Clearday OZ LP Interests were outstanding.

The terms and conditions of the Alt Care Preferred Stock and the Clearday OZ LP Interests allow the investors in such interests to exchange such securities into the Company’s common stock at the conversion price equal to 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date.

Dividends on the Alt Care Preferred Stock and preferred distributions on the units of limited partnership interests in Clearday OZ Fund are at each calendar quarterly month end at the applicable dividend rate (10.25%) on the original issue price of the Alt Care Preferred Stock or the units limited partnership interests. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors or the general partner, or (b) by issuing Dividend Shares equal to the aggregate accrued dividend divided by the Series I Original Issue Price. Dividends, if noticed to the Holder, will be payable after the Dividend Payment Date. Accrued dividends totaled $ for the six-month period ended June 30, 2023.

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

11. Mezzanine Equity

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,369,529 shares outstanding as of June 30, 2023. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as mezzanine equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of June 30, 2023. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

12. Subsequent Events

We evaluated subsequent events and transactions occurring after June 30, 2023, through the date of this Report to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting none other than the following.

Viveon Merger

Amendment to the Viveon Merger Agreement

On August 28, 2023, Viveon, its subsidiary VHAC2 Merger Sub, Inc., a Delaware corporation (“Merger Sub”), the Company, Viveon Health LLC, a Delaware limited liability company (“SPAC Representative”), and Clearday SR LLC, a Delaware limited liability company (“Company Representative”) entered into the First Amendment to Viveon Merger Agreement (the “First Amendment”) that amended and modified the Viveon Merger Agreement to, among other things, (i) increase the merger consideration from $250,000,000 to $500,000,000 (plus the aggregate exercise price for all Clearday options and warrants), payable in shares of common stock of Viveon, (ii) provide that holders of all of the Company’s common and preferred stock as of the effective time of the Viveon Merger will be entitled to receive a pro rata portion of the additional 5 million shares of Viveon common stock, in the aggregate (the “Earnout Shares”), if at any time during the period beginning on the date of the closing of the Viveon Merger (the “Closing Date”) and ending on the fifth anniversary of the Closing Date (the “Earnout Eligibility Period”), the Adjusted Net Income (as defined in the Viveon Merger Agreement) for any 12 month period is a positive number or there is a change of control of Viveon during the Earnout Eligibility Period. The foregoing description of the First Amendment is not complete and is subject to and qualified in its entirety by reference to the First Amendment which is filed with the Company’s Current Report on Form 8-K filed on August 29, 2023, as Exhibit 2.1, the terms of which are incorporated by reference herein.

Modification of Indebtedness

A subsidiary of the Company, Leander Associates Ltd., modified the terms of its mortgage loan as described in Note 7 — Commitments and Contingencies.

Bridge Financings

We incurred additional financings of a gross amount of approximately $1.7 million as advances and the issuances of the Bridge Notes described in Note 6 — Indebtedness, of which we shared approximately $768,000 with Viveon as described in Note 9 — Related Party Transactions.

Additional Financings

We received approximately $58,000 as an advance from KOBO, L.P. (“Kobo”) and are negotiating an amendment to the Property Sale Proceeds Advance to reflect this advance and waive the prior payment defaults by Leander. We expect that this amendment will provide that the sole owner of Leander will provide grant a security interest in Leander and, if Kobo is required to enforce its remedies for any additional default, that the net proceeds of any sale of the Leander Property above the mortgage obligation and the amounts owed to Kobo will be shared: 80% to Kobo and 20% to us.

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

We have recently shifted our business strategy to move from a facility-driven real estate business to a health technology company in order to capture the massive unmet need caused by today’s disconnected longevity-tech market. At the end of the first quarter of 2023 and the beginning of the second quarter of 2023, we:

●	entered into a merger agreement (“Viveon Merger Agreement”) with Viveon Health Acquisition Corp., a Delaware corporation (“Viveon”), that is a special purpose acquisition corporation or SPAC and that has its shares of common stock listed on the NYSE American exchange; and
●	exited from three of our four residential care facilities and limit our financial investment in the capital-intensive residential memory care businesses by terminating our leases (“MCA Facility Leases”) of these three facilities (“MCA Facilities”) that were operated through our Memory Care America LLC (“MCA”) subsidiary.

The termination of the MCA Facility Leases will significantly change our financial operations and cash flows for a period following March 31, 2023, primarily by reducing our operating losses and debt that we were required to incur to fund such losses.

Seasonality

Residential care facilities are seasonal in nature. Generally, the Naples residential care facility suffers revenue losses in summer months as some families of residents temporarily move to Northern areas and bring their resident family members with them; and during the winter months as there is often an increase in the loss of residents during these periods primarily because of flu and other health issues during such periods. We do not expect our Longevity-tech platform businesses to have such seasonality.

Results of Operations

Our operating revenues prior to March 31, 2023, were predominately from our adult day care center and four residential memory care facilities, three of which we exited as of such dat. MCA earns revenue from its communities primarily by providing services to individual residents for a specified monthly fee, which fee includes all services such as room, meals and programs and to a lesser extent, certain community fees for a resident to move into a facility. All of MCA’s revenues are “private pay” which are charged directly to the resident and paid by such individual’s family or administrator. Residents may terminate services upon advance notice of a specified period. A portion of our revenues were from our adult day care business. Our adult day care service earns revenues primarily by providing services to individual clients for weekday sessions, which includes activities. Our revenues from our adult day care service includes reimbursements to veterans under a program by the United States Department of Veterans Affairs (VA).

Our operating expenses are primarily the expenses of our MCA facilities as well as the expenses that we incur in our other businesses, including adult day care and our Longevity-tech platform. Expenses incurred by MCA are primarily wages and benefits, including wages and wage-related expenses; operating expenses, including utilities, housekeeping, dietary, maintenance, regulatory requirements, insurance and administrative costs and salaries; lease expenses which ended effective March 31, 2023; other general and administrative expenses; depreciation and amortization expense on buildings and furniture and equipment; and interest expenses for loans and other financings related to the MCA businesses.

Operating Summary for the Three-Months Ending June 30, 2023 and 2022

We reduced our net operating loss by approximately 42% or approximately $1.0 million during the quarter ending June 30, 2023, compared to the quarter ending June 30, 2022, primarily by reducing our total operating expenses by approximately 63% or approximately $3.6 million offset by a decrease in total revenues by approximately 80% or approximately $2.5 million.

SG&A Expenses were primarily insurance, interest expense, bank fees, equity-based compensation and audit and other professional fees and decreased by 2% or approximately less than $0.02 million, primarily due to a decrease of our property and casualty insurance resulting from the termination of the Community Leases.

Revenues. Revenues decreased by approximately 80% or $2.5 million to approximately $0.62 million during the quarter ending June 30, 2023, from approximately $3.1 million during the quarter ending June 30, 2022, primarily due to lower revenues reflecting the Community Leases that we terminated effective March 31, 2023, offset by an increase of revenues during such period from our adult day care center and, to a smaller extent, increased commercial property rental income during this period. We have been able to significantly increase the daily rate during the second quarter of 2023 charged at our adult day care community due in large part to the deployment of our Longevity-tech platform and accepting clients that require a greater attention and care. In the third quarter of 2023, we have also deployed our Longevity-tech platform at our Naples memory care community and began to increase rates at that community which we expect will enable better operating results in future periods.

Operating Expense. Operating expenses decreased by approximately 63% or approximately $3.5 million to approximately $2.1 million during the quarter ending June 30, 2023 (a greater decrease than our decrease in revenues during this period) from approximately $5.6 million during the quarter ending June 30, 2022, primarily due to: (1) lower wages and general operating expenses of approximately 15% or approximately $3.7 million resulting primarily from lower employee wages and related expenses related to the reduction of resident care staff at the terminated Community Leases, offset in part by increased wages and related expenses due to an increase in executives and staff developing and marketing our Longevity-tech platform, and (2) lower selling, general and administrative expenses, including healthcare insurance expense, of approximately 36.8% or approximately 0.5 million resulting primarily from changes in personnel reflecting our pivot to a longevity technology company and reduced professional and consulting fees

Research & Development. We did not have any research and development expenses during the quarter ending June 30, 2023 or June 30, 2022.

Interest. Our interest expense increased by approximately 335% or approximately $1.3 million to $1.7 million during the quarter ending June 30, 2023 from $0.4 million during the quarter ending June 30, 2022. The increase of interest expense resulted primarily because of additional debt incurred during the period, including the note payable to Invesque, Inc. arising from the termination of the Community Leases and higher interest rates charged, including default interest rates and other fees and expenses arising from defaults, primarily the Benworth Action and, to a smaller extent, the mortgage loan on the Leander Property and a greater interest rate related to the mortgage on our headquarters property. The amount of interest expense does not include any accrual of interest for unpaid interest under the MCA Agreements, each of which are not being paid by us. See Item 3 Legal Proceedings.

Impairment. There was not any impairment taken during the second quarter of 2023 as compared to the second quarter of 2022.

Other income increased during the second quarter ending June 30, 2023, to approximately $0.2 million from approximately $0.3 million or approximately 29% primarily due from the fair value of derivatives. In addition to our operating expenses incurred by us for the operation of the three properties under the Community Leases, we recognized approximately $0.19 million under the Lease Transition Agreements related to expenses incurred by these properties during April, 2023, which will be a nonrecurring expense.

Operating Summary for the Six-Months Ending June 30, 2023 and 2022

We reduced our net operating loss by approximately 38% or approximately $2.1 million during the six months ending June 30, 2023, compared to the same period ending June 30, 2022, primarily by reducing our total operating expenses by approximately 40% or approximately $4.7 million offset by a decrease in total revenues by approximately 43% or approximately $2.7 million.

Revenues. Revenues decreased by approximately 43% or $2.7 million to approximately $3.6 million during the six months ending June 30, 2023, from approximately $6.3 million during the same period ending June 30, 2022, primarily due to lower revenues reflecting the Community Leases that we terminated effective March 31, 2023, offset by an increase of revenues during such period from our adult day care center and, to a smaller extent, increased commercial property rental income during this period. The decrease was less of a percentage during the six-month period compared to the three month period ending June 30, 2023 primarily because we operated the Community Leases for half of this six month period. We have been able to significantly increase the daily rate during the second quarter of 2023 charged at our adult day care community due in large part to the deployment of our Longevity-tech platform and accepting clients that require a greater attention and care. In the third quarter of 2023, we have also deployed our Longevity-tech platform at our Naples memory care community and began to increase rates at that community which we expect will enable better operating results in future periods.

Operating Expense. Operating expenses decreased by approximately 40% or approximately $4.7 million to approximately $7.0 million during the six months ending June 30, 2023 from approximately $11.8 million during the same period ending June 30, 2022, primarily due to (1) lower wages and general operating expenses of approximately 26% or approximately $0.629 million resulting primarily from lower employee wages and related expenses related to the reduction of resident care staff at the terminated Community Leases offset in part by increased wages and related expenses due to an increase in executives and staff developing and marketing our Longevity-tech platform, and (2) lower selling, general and administrative expenses, including healthcare insurance expense, of approximately 29% or approximately 0.7 million resulting primarily from changes in personnel reflecting our pivot to a longevity technology company and reduced professional and consulting fees.

Research & Development. We did not record any research and development expenses during the six-month ending June 30, 2023 or the six months ending June 30, 2022.

Interest. Our interest expense increased by approximately 171% or approximately $1.5 to $2.4 million during the six months ending June 30, 2023, from $0.896 million during the same ending June 30, 2022. Our interest expense during the six months ending June, 30, 2023 was primarily debt incurred during the later part of this period including the note payable to Invesque incurred on March 31, 2023 and higher interest rates charged, including default interest rates and other fees and expenses arising from defaults, primarily the Benworth Action and, to a smaller extent, the mortgage loan on the Leander Property and a greater interest rate related to the mortgage on our headquarters property. The amount of interest expense does not include any accrual of interest for unpaid interest under the MCA Agreements, each of which are not being paid by us. See Item 3 Legal Proceedings.

Impairment. There was not any impairment taken during the six months period of 2023 as compared to the same period of 2022.

Other Income or Loss. Other income increased during the second quarter ending June 30, 2023, to approximately $1.5 million from approximately ($0.5) million or approximately 400% primarily due to the interest expense and derivative financing costs. In addition to our operating expenses incurred by us for the operation of the three properties under the Community Leases, we recognized approximately $0.19 million under the Lease Transition Agreements related to expenses incurred by these properties during April 2023, which will be a nonrecurring expense.

Government Programs

We participated in the ERTC program and expect additional cash payments under the ERTC. We have applied for payments under the Families First Coronavirus Response Act (the “FFCRA”), as amended by the COVID-related Tax Relief Act of 2020 and expect to utilize the federal tax credits available under the federal Work Opportunity Tax Credit (WOTC). The amount of savings under WOTC is subject to the hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve-month period up to worker maximum by targeted category. We did not have any PPP Loan Forgiveness during the second quarter of 2023.

Contractual Obligations and Commitments

See the “Commitment and Contingencies” section within Note 7 — Commitments and Contingencies of the condensed consolidated financial statements within this Report, which information is incorporated herein by reference.

We entered into the Lease Transition Agreement to terminate the Community Leases as described in Note 5 — Leases. We amended this agreement on September 8, 2023, effective July 31, 2023. This Agreement provided for our obligation to pay approximately $3.5 million with $300,000 payable on July 31, 2023. We paid $50,000 of this amount on July 31, 2023, and under the amendment are required to pay the remaining $250,000 on September 30, 2023, subject to additional extensions. The foregoing description of terms and conditions of the amendment to the Lease Transition Agreement are not complete and qualified in their entirety to the provisions of such amendment which is provided as Exhibit 10.2 of this Report.

Legal Proceedings

Clearday is subject to legal proceedings. The disclosures in this part of Management’s Discussion and Analysis of Financial Condition and Results of Operations are provided under Item 1 Note 7 — Commitments and Contingencies to the financial statements – Commitments and Contingencies.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Cash, consisting of short-term, highly liquid investments and money market funds with original maturities of nine months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash as of June 30, 2023, and December 31, 2022, includes cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

We have continued to sustain significant operating losses and have used cash raised by the issuing of securities and the issuance of debt, including convertible debt, to fund such losses. We expect to continue to incur losses until we are able to realize revenues from our Longevity-tech platform. However, we expect to have lower operating losses going forward primarily because of the termination of the Community Leases under the Lease Transition Agreements.

Our existing liquidity may not be sufficient to fund our operations, including payroll, anticipated capital expenditures, working capital, and other financing requirements for the foreseeable future. We may require more financing than anticipated, especially if our planned sales or revenues of our Longevity-tech platform are delayed or the closing of the Viveon Merger is delayed.

We expect our operating working capital needs to be less after the termination of the Community Leases under the Lease Transition Agreement as we will not incur the cash losses incurred in operating these communities, offset in part because of the amounts payable under the Lease Transition Agreement which is funded through a note that we issued to the landlord.

As noted in Note 6 — Indebtedness, we have loans and other indebtedness that are in default. The lenders may exercise remedies including the sale of assets in a foreclosure process. We expect to negotiate with these lenders a deferment of payment obligations and a payment plan that may be funded, in part, by the sale of our securities, including the Bridge Financings. There can be no assurance, however, that we will be able to defer such payment obligations on acceptable terms, or at all, or that we will raise sufficient additional funds on acceptable terms, or at all.

We have undertaken certain actions in our Naples residential care community and our San Antonio adult daycare community including increasing rates that we expect will lower our operating working capital deficit. We increased our resident fees in the Naples community in July and expect to continue to increase the rates, in large part, because of the incorporation of the Longevity-tech platform. We have been able to raise our daily rates at our adult daycare center and are planning to open additional adult daycare centers that we believe will generate net operating income.

We will incur ongoing recurring expenses associated with professional fees for accounting, legal, and other expenses for annual reports, quarterly reports, proxy statements, the Viveon Merger and other filings under the Exchange Act. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

We continue to take actions to close the Viveon Merger and expect that Viveon will be in a position to make the requisite registration statement and proxy filings for the merger.

Cash Flows from Operating Activities

During the six-months ending June 30, 2023, and 2022, our operating activities primarily consisted of revenue from our residential and adult daycare communities and payments or accruals for employees and other operating expenses and payment of some of our liabilities.

Cash Flows from Investing Activities

During the six-months ending June 30, 2023, and 2022, our investing activities were related to our investment in Viveon which enabled Viveon to pay certain operating and merger related expenses and costs.

Cash Flows from Financing Activities

During the six-months ending June 30, 2023, and 2022, our financing activities consisted of transactions in which we raised proceeds through the issuance of debt or equity securities. During the six-months ending June 30, 2023, we raised proceeds primarily from the issuance of debt to institutional lenders and the advances or subscriptions for Bridge Financings in the aggregate amount of $3.1 million and issued our common stock for the payment of compensation for consulting services, we repaid outstanding indebtedness in the aggregate amount of approximately $0.9 million. During the six-months ending June 30, 2022, we raised proceeds from the issuance of debt in the aggregate amount of approximately $4.207 million, primarily from the issuance of $465,000 of debt to institutional lenders, $2,425,105 financing insurance premiums, $805,000 refinancing of certain of our properties through mortgage refinancing and $521,013 through Merchant Cash Advance Loans and we repaid outstanding indebtedness in the aggregate amount of approximately $1.0 million.

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

During the three months ending June 30, 2023, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Report.

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

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ending June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below. We increased the number of our financial and accounting staff and remediated or mitigated certain internal control weaknesses such as segregation of duties.

Item 1. Legal Proceedings

Information on material developments in our legal proceedings is included in Note 7 — Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the issuance of securities described by the Company in a Current Report on Form 8-K, the Company has issued the following shares of our common stock:

1.	On April 3, 2023, 25,097 shares to Dickson Co for accounting services that were provided by such person prior to 2022.
2.	On May 8, 2023, 133,333 shares to Outside The Box Capital Inc for marketing services to be provided by such person.
3.	On May 24, 2023, 50,000 shares to Kelly Rios, a former employee, as a bonus for additional post separate services provided by such individual.
4.	We issued approximately $1.2 million of Bridge Notes on September 29, 2023, which may be converted into approximately 1,463,415 shares of our common stock, assuming the conversion price of $0.82 per share of common stock, which is subject to adjustment in the event that the Viveon Merger Agreement is terminated or expires.

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

Item 3. Defaults Upon Senior Securities

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,195, as summarized in Part I, Item 1 Note 6 — Indebtedness. During the first quarter of 2023, the Company assessed its rights under the terms of these MCA Agreements and determined that it had rights and defenses to the continued payments to the creditors. The Company has not made payments on account of these MCA Agreements and, accordingly, these MCA Agreements are considered in default by the creditors. The inclusion of the disclosures in this Item 3 is not an admission that the MCA Borrowers are in default of its obligations under the MCA Agreements.

Defaults of indebtedness are noted in Item 1, Note 6 — Indebtedness which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	First Amendment to Merger Agreement, dated as of August 28, 2023, by and among Viveon Health Acquisition Corp., Clearday, Inc., VHAC2 Merger Sub, Inc., Viveon Health LLC and Clearday SR LLC.

10.1	Form of Senior Convertible Notes issued by Clearday, Inc.

10.2	First Amendment To Lease Transition Agreement entered into on September 8, 2023, effective as of July 31, 2023, by and between (1) the following entities referred to as “Landlord”: (i) MHI-MC San Antonio, LP, a Delaware limited partnership, (ii) MC New Braunfels, LP, a Delaware limited partnership, and (iii) MHI Little Rock, LP, a Delaware limited partnership; and (2) the following entities referred to as “MCA”: (i) MCA Mainstreet Tenant, LLC, a Tennessee limited liability company, (ii) MCA Westover Hills Operating Company, LLC, a Tennessee limited liability company, (iii) MCA New Braunfels Operating Company, LLC, a Tennessee limited liability company; (iv) and Memory Care at Good Shepherd, LLC, an Arkansas limited liability company.

31.1(1)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	Inline XBRL Instance Document

101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.

(2)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CLEARDAY, INC.

Dated: October 16, 2023	/s/ BJ Parrish
BJ Parrish
Acting Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

