Form 10-Q/A
period 2023-03-31
Clearday, Inc.
filed 2023-10-31
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Clearday, Inc.

Explanatory Note

Clearday, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 17, 2023 (the “Original Filing”), to amend the Company’s unaudited condensed consolidated financial statements as of March 31, 2023 and make certain other amendments. The Company has previously filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “June 10Q”). The amendments provided in this filing have been incorporated in the June 10Q and the Company does not expect to make any amendments to the June 10Q.

Part I, Item 1 Condensed Consolidated Financial Statements has been amended to reflect the following amendments:

	Item	As Amended	Original Filing	Difference
●	Changes to the Condensed Consolidated Balance Sheet:

	ASSETS
	Non-Current assets
[1]	Real estate property and equipment, net	6,321,749	6,227,965	93,784
[1]	Total assets	10,346,008	10,252,224	93,784

	LIABILITIES, MEZZANINE EQUITY AND DEFICIT
	Current liabilities:
[2]	Accrued expenses	5,989,892	5,966,110	23,782
[3]	Accrued interest	895,013	471,684	423,329
[2]	Related party payables	738,725	708,366	30,359
[2][3]	Total current liabilities	32,828,102	32,350,632	477,470
[2][3]	Total liabilities	37,452,825	36,975,355	477,470

	Deficit
[4]	Additional paid-in-capital	19,132,830	19,193,946	(61,116)
[5]	Accumulated deficit	(79,606,718)	(79,011,020)	(595,698)
[6]	Clearday, Inc. Stockholders’ deficit:	(60,448,365)	(59,791,551)	(656,814)
[7]	Non-controlling interest in subsidiaries	11,307,705	11,034,577	273,128
	Total deficit	(49,140,660)	(48,756,974)	(383,686)
	TOTAL LIABLITIES, MEZZANINE EQUITY AND DEFICIT	10,346,008	10,252,224	93,784

●	Changes to the Condensed Consolidated Statements of Operations
	Operating Expenses
[8]	Wages & general operating expenses	3,846,475	3,815,150	31,325
[9]	Selling, general and administrative expenses	904,989	880,485	24,504
[10]	Depreciation and amortization expense	296,826	324,044	(27,218)
[11]	Total operating expenses	5,048,290	5,019,679	28,611
[11]	Operating Loss	(2,041,786)	(2,013,175)	(28,611)
	Other (income) expenses
[12]	Interest Expense	714,833	549,033	165,800
[13]	Loss (gain) on the sale of fixed assets	106,467	192,407	(85,940)
[14]	Other (income)/expenses	498,124	10,897	487,227
[15]	Total other (income)/expenses	(1,555,178)	(2,122,265)	567,087
[16]	Net income (loss) from continuing operations	(486,608)	109,090	(595,698)
[16]	Net loss attributable to Clearday, Inc. common stockholders	(2,736,347)	(2,140,649)	(595,698)

	Basic and diluted loss per share attributable to Clearday, Inc.
[17]	Weighted average common shares basic and diluted outstanding	23,910,818	24,187,743	(276,925)

●	Changes to the Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholders’ Deficit
[18]	Accrual of Series I Convertible Preferred Stock in subsidiary	136,564	(136,564)	273,128
[19]	Stock compensation for services (common stock par value amount)	75	-	75
[19]	Stock compensation for services (common stock additional paid in capital amount)	(61,191)	-	(61,191)
[18]	Non-Controlling Interest	11,307,705	11,034,577	273,128
	Total Deficit	49,140,660	48,756,974	383,686

●	Changes to the Condensed Consolidated Statements Of Cash Flows
	CASH FLOWS FROM OPERATING ACTIVITIES
[20]	Net income (loss)	(486,608)	109,090	(595,698)
[20]	Loss from continued operations	(486,608)	109,090	(595,698)
[2]	Adjustments required to reconcile net income (loss) to cash flows used in operating activities
[21]	Depreciation and amortization	296,826	324,044	(27,218)
[22]	Shares issued for services	(61,116)	-	(61,116)
[23]	Loss (gain) on the sale of fixed assets	106,467	192,407	(85,940)
[18]	Series I preferred stock accumulated dividend	136,564	(136,564)	273,128
[24]	Accrued liabilities	1,193,473	746,362	447,111
[9]	Related party payables	66,128	35,769	30,359
[25]	Net cash used in activities of continuing operations	(1,066,342)	(1,046,967)	(19,375)
[25]	Net cash used in operating activities	(1,066,342)	(1,046,967)	(19,375)

	CASH FLOWS FROM FINANCING ACTIVITIES
[26]	Proceeds from long-term debt	1,619,316	1,534,560	84,756
[26]	Net cash provided by in financing activities	970,195	885,439	84,756
[27]	Change in cash and restricted cash from discontinued operations	-	195,638	(195,638)
[27]	Cash and restricted cash at beginning of the year	205,638	10,000	195,638
	CASH FLOWS FROM INVESTING ACTIVITIES
[28]	Payments for property and equipment	(18,063)	(37,437)	19,374
[28]	Net cash provided by (used in) investing activities of the continuing operations	(18,063)	(37,437)	19,374

Explanation of the amendments or revisions:

[1]	To correct the overstatement of depreciation expense on buildings and leasehold improvements, net of additional depreciation expense described in note 10, below.

[2]	To correct the understatement of accrued expenses, including an amount for consulting fees that were paid by the issuance of common stock and to correct the accrued amount payable to related persons as of March 31, 2023.

[3]	To correct the understatement of default interest for the Naples Equity Loan, including amounts accrued for prior periods that, as reported in the Original Filing, was in default and subject to additional amounts for fees, charges and interest.

[4]	To correct the overstatement of the additional paid in capital that was reported in the Original Filing.

[5]	To reflect the aggregate adjustments to Net income (loss) from continuing operations described below in note 16.

[6]	To reflect the aggregate changes to the Additional paid-in-capital and the Accumulated deficit described in notes 4 and 5.

[7]	To correct the accrual of Series I Convertible Preferred Stock in subsidiary that was reported in error in the Original Filing.

[8]	To correct the accrual for additional amounts including interest related to employment related taxes such as required withholdings for federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes.

[9]	To correct the accrual for expenses related to consulting services of approximately (19,228), certain expenses related to the Simpsonville Facility of approximately 13,373, and rent by the Company of robots from a related party of $30,359.

[10]	To correct the depreciation and amortization expense amount for the six month period.

[11]	To correct each balance, which is the aggregate of the adjustments described in notes 8, 9, and 10.

[12]	To correct the amount of the additional interest related to the Naples Equity Loan at the default interest rate for the three months ending March 31, 2023.

[13]	To correct the amount related to the loss on disposition of assets in the Community Leases that were terminated under the Lease Termination Agreement.

[14]	To correct the accrual for the (i) Simpsonville Action 2 in the amount of $210,324 to reflect the summary judgment in this matter in favor of the Landlord on April 14, 2023 that was not appealed by the defendants and the judgment to enforce the summary judgment that was entered on September 14, 2023, each as described in Note 8 Commitments and Contingencies to the condensed consolidated financial statements; and (ii) prior accrual of interest, fees and costs related to the Naples Equity Loan of $257,592; and (iii) other adjustments including increase of other income related to the disposition of certain assets, net of depreciation.

[15]	To correct this balance, which is the aggregate of the adjustments described in notes 12, 13, and 14.

[16]	To correct this balance, which reflects the adjustments described in notes 11 and 15.

[17]	To correct the amount of the weighted average common shares basic and diluted outstanding that was incorrectly stated in the Original Filing.

[18]	To correct the computation of the non-controlling interest in the subsidiaries that was not correctly reported in the Original Filing, which is the same adjustment described in note 7.

[19]	To correct the amount of stock compensation for services that was not correctly stated in the Original Filing. This amendment is also to Stock Compensation for services – Total Deficit.

[20]	To correct this amount to reflect the aggregate adjustments to the net income described in note 16.

[21]	To correct this amount to reflect the aggregate adjustments to depreciation and amortization expense described in note 10.

[22]	To correct this amount to reflect the aggregate adjustments related to issuance of common stock for consulting services described in note 19.

[23]	To correct this amount to reflect the aggregate adjustment related to the loss on the disposition of assets described in note 13.

[24]	To correct this amount to reflect the aggregate adjustment related to the increase of certain liabilities described in notes 2 and 3.

[25]	To correct this amount to reflect the aggregate adjustments to this financial statement described in notes 20-24, inclusive.

[26]	To correct the amount of the net cash provided by in financing activities that was reported in error in the Original Filing.

[27]	To correct these amounts to reflect the proper classification in these balances that were incorrectly classified in discontinued operations in the Original Filing.

[28]	To reflect the correct amount of purchases (net) of property, plant and equipment for the period.

This Amendment No. 1 also

●	Revised the footnotes to the Company’s condensed consolidated financial statements provided in this Report,
●	Revised the Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholders’ Deficit – Three Months Ended March 31, 2023 (Unaudited) to make conforming changes to the amendments described above,
●	Revised the Condensed Consolidated Statements Of Cash Flows to add to the supplemental disclosures of non-cash investing and financing activities for the following: settlements on derivative liability; Converted Preferred Shares Series F to Common Shares; PIK dividends for Series F preferred shares; Discount on derivative liability; Termination of leases; Accounts payable exchanged for common shares; and Notes payable used to pay rent expense,
●	Supplemented such footnotes to include the amortization expense related to intangible assets for the three months ending March 31, 2023 in Note 4 — and corrected a reference to the amortization expense and carrying value for Developed technology as of December 31, 2022,
●	Corrected the referenced interest rate for certain indebtedness in Note 7 — Indebtedness, Intangible Assets, Net,
●	Revised the disclosures to Note 8 — Commitments and Contingencies to include events to the date of the filing of this Amendment No. 1,
●	Revised the disclosure regarding derivative calculation in Note 11 — Deficit,
●	Revised the disclosure regarding the sale of a property (the Stockdale Financing) and deleted the error that references such transaction as an off balance sheet financing,
●	Revised the subsequent events to include the additional subsequent events to the date of the filing of this Amendment No. 1, and
●	Revised Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the amendments described above.

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

The Company has considered the materiality of the amendments set forth in this Amendment No. 1 to assess whether the errors in the Original Filing were material to a reasonable investor’s perspective based on the total mix of information that has been provided to investors in the Company’s filings with the SEC, and considered relevant facts and circumstances including both quantitative and qualitative factors, including without limitation that the Company continued to incur a significant net loss from continuing operations and that the Company’s revised net cash used in activities of continuing operations was not materially different from the amount in the Original Filing. The Company notes that there is no executive compensation that would be subject to any clawback of executive compensation if the financial statements included in the Original Filing were restated.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing.

No other material changes have been made to the Original Report. Except as may otherwise be stated, this Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

I

Clearday, Inc.

March 31, 2023

FORM 10-Q

Table of Contents

		Page
PART I	Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets – March 31, 2023 and December 31, 2022 (Unaudited)	1
	Condensed Consolidated Statements of Operations – For The Three Months Ended March 31, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholders’ Deficit – Three Months Ended March 31, 2023 and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – For The Three Months Ended March 31, 2023 and 2022 (Unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4	Evaluation of Disclosure Controls and Procedures.	35
PART II	Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

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

II

Clearday, Inc.

Condensed Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$81,429	$195,638
Restricted cash	10,000	10,000
Accounts receivable, net	58,447	47,705
Prepaid expenses	113,666	213,289
Other current assets	466	-
Total current assets	264,008	466,632

Non-current assets
Operating lease right-of-use assets	-	22,792,752
Real estate property and equipment, net	6,321,749	6,522,979
Intangible assets, net	3,496,000	3,680,000
Other long-term assets	264,251	288,155
Total assets	$10,346,008	$33,750,518

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,599,141	$6,324,002
Accrued expenses	5,989,892	8,415,609
Derivative liabilities	3,748,918	2,320,547
Accrued interest	895,013	294,370
Related party payables	738,725	672,597
Deferred revenue	13,466	901,235
Current portion long-term debt	16,746,935	16,347,290
Operating lease liabilities	-	2,907,605
Other current liabilities	1,096,012	1,140,106
Total current liabilities	32,828,102	39,323,361

Long-term liabilities:
Operating lease liabilities	-	24,415,791
Long-term debt, less current portion, net	4,624,723	1,392,940
Total liabilities	37,452,825	65,132,092

Mezzanine equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,791,401 and 4,797,052 issued and outstanding on March 31, 2023 and December 31, 2022, respectively. Liquidation value $102,380,677 and $101,162,577 on March 31, 2023 and December 31, 2022, respectively.	22,033,843	20,448,079

Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 and 328,925 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively. Liquidation value of $329 and $329 on March 31, 2023 and December 31, 2022, respectively	329	329
Common Stock, $0.001 par value, 25,194,402 and 20,805,448 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	25,194	20,805
Additional paid-in-capital	19,132,830	16,098,182
Accumulated deficit	(79,606,718)	(79,671,065)
Clearday, Inc. Stockholders’ deficit:	(60,448,365)	(63,551,749)
Non-controlling interest in subsidiaries	11,307,705	11,722,096
Total deficit	$(49,140,660)	$(51,829,653)
TOTAL LIABLITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$10,346,008	$33,750,518

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Operations

For The Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Resident fee revenue, net	$2,895,326	$3,124,761
Adult day care	89,041	83,896
Commercial property rental revenue	22,137	1,561
	3,006,504	3,210,218
OPERATING EXPENSES
Wages & general operating expenses	3,846,475	4,634,056
Selling, general and administrative expenses	904,989	1,393,370
Depreciation and amortization expense	296,826	187,215
Total operating expenses	5,048,290	6,214,641

Operating loss	(2,041,786)	(3,004,423)

Other (income) expenses
Interest expense	714,833	501,598
PPP loan forgiveness	-	(642,816)
Derivative financing costs	2,567,460	-
Changes in fair value of derivative	(1,565,232)	-
Loss on disposal of assets	106,467	-
Gain on termination of lease	(4,530,644)	-
Extinguishment of debt	653,814	-
Other income	498,124	(143,889)
Total other income	(1,555,178)	(285,107)

Net loss from continuing operations	(486,608)	(2,719,316)
Loss from discontinued operations, net of tax	-	(85,227)
Net loss	(486,608)	(2,804,543)
Net loss attributable to non-controlling interest	(550,955)	(144,265)
Preferred stock dividend	(1,698,784)	(1,619,015)
Net loss attributable to Clearday, Inc. common stockholders	$(2,736,347)	$(4,567,823)

Basic and diluted loss per share attributable to Clearday, Inc.
Net loss from continued operations	(0.11)	(0.29)
Net loss from discontinued operations	0.00	(0.01)
Net loss	(0.11)	(0.30)
Weighted average common shares basic and diluted outstanding	23,910,818	15,010,907

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholders’ Deficit

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	$(36,792,907)
PIK dividends accruals on Convertible Preferred Stock F	-	1,619,015	-	-	-	-	(1,619,015)	-	(1,619,015)	-	(1,619,015)
Series F Incentive Common Stock	-	-	-	-	2,861,334	2,859	(2,853)	-	6	-	6
Accrual of Series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	136,564	136,564
Series I adjustment	-	-	-	-	-	-	-	(669,904)	(669,904)	-	(669,904)
Stock Compensation for services	-	-	-	-	-	-	-	-	-	-	-
Shares issued for Loan	-	-	-	-	-	-	-	-	-	-	-
Dissolution of Longhorn Hospitality	-	-	-	-	-	-	(3,871,239)	3,871,239	-	-	-
Redemption of series F shares	-	-	-	-	-	-	-	-	-	-	-
Officer Compensation and debt conversion	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,804,543)	(2,804,543)	(144,265)	(2,948,808)
Balance at March 31, 2022	4,797,052	$18,476,282	328,925	$329	17,775,792	$17,774	$11,576,374	$(64,811,535)	$(53,217,058)	$11,322,994	$(41,894,064)

See accompanying notes to the unaudited condensed consolidated financial statements.

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2022	4,797,052	$20,448,079	328,925	$329	20,805,448	$20,805	$16,098,182	$(79,671,065)	$(63,551,749)	$11,722,096	$(51,829,653)
PIK dividends accruals on Convertible Preferred Stock F	-	1,698,784	-	-	-	-	(1,698,784)	-	(1,698,784)	-	(1,698,784)
Series F shares converted to common stock	(5,651)	(113,020)	-	-	13,449	13	113,007	-	113,020	-	113,020
Accrued of series I Convertible Preferred Stock in subsidiary	-	-	-	-	-	-	-	-	-	136,564	136,564
Debt discount from derivative settlements	-	-	-	-	-	-	713,435	-	713,435	-	713,435
Stock Compensation for services	-	-	-	-	74,187	75	(61,191)	-	(61,116)	-	(61,116)
Shares issued for Loan	-	-	-	-	83,160	83	70,603	-	70,686	-	70,686
Stock issued for extinguishment of liabilities	-	-	-	-	4,218,158	4,218	3,897,578	-	3,901,796	-	3,901,796
Net loss	-	-	-	-	-	-	-	64,347	64,347	(550,955)	(486,608)
Balance at March 31, 2023	4,791,401	$22,033,843	328,925	$329	25,194,402	$25,194	$19,132,830	$(79,606,718)	$(60,448,365)	$11,307,705	$(49,140,660)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Cash Flows

For The Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(486,608)		$(2,804,543)
Loss from discontinued operations, net of tax	-		(85,227)
Loss from continued operations	(486,608)		(2,719,316)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	296,826		187,215
Amortization of right of use assets	-		459,750
Shares issued for loan commitment	70,686		-
Shares issued for services	(61,116)		-
Financing costs from derivative liabilities	2,567,460		-
Gain on termination of leases	(4,530,644)		-
Series I preferred stock accumulated dividend	136,564		-
Loss on the sale of fixed assets	106,467		-
Bad debt expense	179,854		-
Change in fair value of the derivatives	(1,565,232)		-
Amortization of debt issuance costs	241,504		501,970
Amortization of discount on derivatives	540,760		-
Loss on extinguishment of debt	653,814		-
Gain on PPP loan forgiveness	-		(642,816)

Changes in operating assets and liabilities
Accounts receivable	(190,596)		6,145
Other current assets	23,438		-
Prepaid expenses	99,623		(433,839)
Accounts payable	523,121		902,548
Accrued expenses	-		(181,935)
Accrued liabilities	1,193,472		-
Deferred revenue	(887,769)		-
Related party payable	66,128		-
Other current liabilities	(44,094)		113,000
Change in operating lease liability	-		(227,777)
Net cash used in operating activities of continuing operations	(1,066,342)		(2,035,055)
Net cash used in activities of discontinued operations	-		(45,421)
Net cash used in operating activities	(1,066,342)		(2,080,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(18,063)		(13,348)
Net cash used in investing activities of continuing operations	(18,063)		(13,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	-		(977,263)
Proceeds from long-term debt	1,619,316		-
Payment of long-term debt	(649,121)		-
Payments on lease obligations	-		12,929,498
Borrowings on debt, net	-		2,130,268
Net cash provided by financing activities	970,195		14,082,503

Change in cash and restricted cash from continuing operations	(114,209)		(895,398)
Change in cash and restricted cash from discontinued operations	-		56,159
Cash and restricted cash at beginning of the year	205,638		975,075
Cash and restricted cash at end of year	$91,429		$135,836

Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	81,429		125,836
Restricted cash	10,000		10,000
Total cash and restricted cash	$91,429		$135,836
Beginning of period
Cash and cash equivalents	195,638		965,075
Restricted cash	10,000		10,000
Total cash and restricted cash	$205,638		$975,075

Supplemental disclosures of cash flow information
Cash paid for interest	$649,121	$
Cahs paid for income taxes	-

Supplemental disclosures of non-cash investing and financing activities:
Settlements on derivative liability	713,435		-
PIK dividends for Series F preferred stock	1,698,784		-
Converted Preferred Shares Series F to Common Shares	113,020		-
Discount on derivative liability	1,139,578		-
Termination of leases	27,323,396		-
Accounts payable exchanged for common shares	3,247,982		-
Notes payable used to pay rent expense	3,018,547		-

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

Going Concern

As of March 31, 2023, we have an accumulated deficit of $79,606,718. During the period ended March 31, 2023, we had a net loss from operations of $486,608 and net cash used in operating activities of $1,066,342. During the year ended December 31, 2022, we had a net loss from operations of $14,462,738 and cash used in operating activities of $3,978,027. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financing or other sources, including to a limited extent, the continued sale of its non-core assets and sale or disposition of other assets. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and prospects. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

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

Classification of Convertible Preferred Stock

The Company applied ASC 480, “Distinguishing Liabilities from Equity”, and revised the condensed consolidated financial statement presentation of its convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in balance sheets, amounts applicable to the following three general classes of securities: (i) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer; (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer; and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

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

Intangible Assets, Net

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

Resident fees at our residential communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services provided are not material to our condensed consolidated financial statements. Some of our senior living communities require payment of an upfront entrance fee in advance of a resident moving into the community; substantially all these community fees are non-refundable and are initially recorded as deferred revenue and included in accrued expenses and other current liabilities in our consolidated balance sheets. These deferred amounts are then amortized on a straight-line basis into revenue over the term of the resident’s agreement. When the resident no longer resides within our community, the remaining deferred non-refundable fees are recognized in revenue. Revenue recorded and deferred in connection with community fees is not material to our condensed consolidated financial statements. Revenue for basic housing and support services and additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

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

Financial Instruments

In accordance with the reporting requirements of the FASB ASC Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the condensed consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis except its derivative liability.

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

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	$3,748,918	$3,748,918

December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	$2,320,547	$2,320,547

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. There were no research and development costs incurred in the three months ended March 31, 2023 or 2022.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. There were no advertising expenses in the three months ended March 31, 2023 or 2022.

Lease Accounting

The Company follows ASC Topic 842, “Leases”. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. All ROU assets were written off effective March 31, 2023, when the Company disposed of the three leased properties described in Note 5 Leases.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

3. Real Estate, Property and Equipment

The Company’s real estate, property and equipment consisted of the following at the respective balance sheet dates:

	March 31, 2023	December 31, 2022

Land	$2,231,879	$2,231,879
Building and building improvements	4,975,243	4,975,243
Leasehold Improvements	710,317	846,754
Computers	57,192	332,809
Furniture, fixtures, and equipment	72,213	1,379,219
Other Equipment	74,937	518,145
Work in progress	138,187	138,187
Total	8,259,968	10,422,236
Less accumulated depreciation	(1,938,219)	(3,899,257)
Real estate, property and equipment, net	$6,321,749	$6,522,979

The Company recorded depreciation and amortization expenses relating to real estate, property, and equipment in the amount of $112,826 and $501,797 for the periods ended March 31, 2023, and December 31, 2022, respectively.

4. Intangible Assets, Net

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

Acquired intangible assets subject to amortization are as follows:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$3,680,000	$184,000	$3,496,000	4.75

Expected future amortization expense for intangible assets as of March 31, 2023 is as follows:

Fiscal Years
2023 (remaining)	$552,000
2024	736,000
2025	736,000
2026	736,000
2027	736,000
Thereafter	-
Total	$3,496,000

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$2,240,000	$-	$2,240,000	5.75

The Company recorded amortization expense related to its intangible assets in the amounts of $184,000 and $0 for the periods ended March 31, 2023 and March 31, 2022, respectively.

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

6. Discontinued Operations

The following statement is the condensed consolidated statement of operations for the Company’s discontinued operations for the period ended March 31, 2022:

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

7. Indebtedness

As of March 31, 2023 and December 31, 2022, the current portion of long-term debt within the Company’s financial statements was $16,746,935 and $16,347,290, respectively.

During the periods ended March 31, 2023 and 2022, we incurred interest expenses totaling $714,833 and $501,598, respectively.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s debt as of March 31, 2023 and December 31, 2022:

As of March 31,	Total
2022	6,839,277
2023	9,635,591
2024	1,494,886
2025	4,461,182
Thereafter	494,900
Total obligations	$22,925,835

Indebtedness of Facilities

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Naples Equity Loan ^	May 2023	9.95%	$4,550,000	$4,550,000
Gearhart Loan ^	December 2022	7.00%	193,578	193,578
SBA PPP Loans #	February 2022	1.00%	1,518,682	1,518,682
Bank Direct Payable ^	December 2022	3.13%	31,569	80,381
AIU Sixth Street	February 2023	12.00%	-	49,593
1800 Diagonal Lending	October 2024	12.00%	93,408	116,760
1800 Diagonal Lending	February 2024	12.00%	173,594	-
Equity Secure Fund I, LLC*	June 2022	11.50%	1,000,000	1,000,000
Invesque	July 2025	10.00%	3,458,504

Merchant Cash Advance Loans (^^)

Naples Operating PIRS Capital	March 2023	0.00%	$338,000	$338,000
Little Rock Libertas	February 2023	0.00%	326,330	326,330
PIRS Capital Financing Agreement	March 2023	0.00%	144,659	144,659
Naples Samson #1	May 2023	0.00%	76,916	76,916
Naples LG Funding #2	April 2023	0.00%	171,170	171,170
Little Rock Premium Funding	April 2023	0.00%	211,313	211,313
Little Rock KIT Funding	December 2022	0.00%	89,400	89,400
Little Rock Samson Funding #4	February 2023	0.00%	170,501	170,501
Naples Operating SWIFT	December 2022	0.00%	111,750	111,750
New Braunfels Samson Cloud Fund	February 2023	0.00%	308,035	308,035
New Braunfels Samson Group	February 2023	0.00%	375,804	375,804
Westover Hills One River	December 2022	0.00%	128,298	128,301
Westover Hills FOX Capitol	March 2023	0.00%	109,384	109,384
Westover Hills Arsenal	October 2023	0.00%	95,882	95,882
Westover Samson Funding	March 2023	0.00%	267,754	267,754
Notional amount of debt			13,944,531	10,434,193
Less: current maturities			13,944,531	10,434,193
			$-	$-

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness Allocated to Assets Held For Sale

Real Estate:
Artesia Note	June 2033	Variable	$-	$211,721
Carpenter Enterprises	Demand Note	Variable	300,000	300,000
Leander Stearns National Association ^	February 2023	10.38%	805,000	805,000
Notional amount of debt			1,105,000	1,316,721
Less: current maturities			805,000	805,000
			$300,000	$511,721

Other (Corporate) Indebtedness

AGP Contract ^	March 2023	5.00%	$550,000	$550,000
Cibolo Creek Partners	December 2025	0.09%	411,470	$421,470
Cibolo Creek Partners promissory note	December 2025	0.09%	91,208	96,208
EIDL SBA Treas 310	December 2051	3.75%	494,900	494,900
Firstfire	May 2023	12.00%	37,195	95,054
Five C’s Loan ^	December 2022	9.85%	325,000	325,000
GS Capital	May 2023	12.00%	12,048	50,955
Jefferson Street Capital LLC @	May 2023	12.00%	33,600	84,000
KOBO, L.P. ^	October 2023	Floating %	500,000	500,000
Mast Hill LP @	May 2023	12.00%	300,000	420,000
Mast Hill LP @	July 2023	12.00%	252,000	315,000
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Jefferson Street Capital LLC (February 2023)	February 2024	12.00%	192,883	-
Mast Hill LP (January 2023)	January 2024	12.00%	756,000	-
Convertible Notes Issued by AIU Alternative Care, Inc.	January 2024	12.00%	279,000	-

Notional amount of debt			4,735,304	3,852,587
Less: current maturities			2,009,843	2,340,009
			$2,725,461	$1,512,578

TIC Purchase Agreements	No Specified Date	8.00%	$3,141,000	$3,141,000

		Total	22,925,835	18,744,501
		Less Debt Discount & Derivatives	(1,554,177)	(1,004,271)
		Total	$21,371,658	$17,740,230

^	Obligation is in default. The interest rate noted above is the stated rate of interest and does not reflect the default rate of interest.
^^	We have ceased payment of these obligations. Obligations are subject to litigation for nonpayment, as previously reported. See Note 8 Commitments and Contingencies.
#	SBA PPP obligations are past due and in the Company is continuing the process to have these obligations forgiven.
@	Obligation is in payment default. Each lender has not exercised any of their remedies and the Company continues to negotiate with each lender a payment schedule. The interest rate noted above is the stated rate of interest and does not reflect the default rate of interest. Subsequently, each lender has provided a forbearance of their remedies which was in effect as of the date of this Report.
*	Obligations have been modified as described in Note 13 Subsequent Events.

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

The Landlord filed a second action on April 9, 2021 (Simpsonville Action 2), for claims similar to Simpsonville Action 1 including relief for payment of rent past due and reimbursement of taxes from October 2020 to the time of the trial in this action. This action captioned and numbered MC-Simpsonville, SC-UT, LLC v. Steve Person, James Walesa and Trident Healthcare Properties I, LP (“Trident”), Cause No. 21-0513-C425 in the 425th Judicial District Court of Williamson County, Texas. The court granted summary judgment in this matter in favor of the Landlord on April 14, 2023. On September 14, 2023 the court entered an order (the “Judgment Enforcement Order”) requiring the turnover of non-exempt assets of the defendants Steve Person and James Walesa and the assets of Trident Healthcare Properties I, LP and the appointment of a receiver to enforce the summary judgement. The Judgment Enforcement Order provides, in part, that “Nothing in this Order is intended to delay, hinder or disrupt the closing of the [Viveon] merger.” The Judgment Enforcement Order also provides certain restrictions regarding the sale or transfer of the Clearday securities owned by Steve Person or James Walesa, providing in part that “Any liquidation of the Clearday shares by Receiver requires approval of this Court, after notice and hearing, or written agreement of the parties. Nothing herein, however, prevents the transfer of the shares under the expected merger so long as Defendant and the receivership estate retain their rights in such shares. No party, including Defendants, shall encumber the shares except as specifically provided herein.”

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

Certain subsidiaries of the Company that operate hotel assets did not pay employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for certain periods from December 31, 2018, to December 31, 2021. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of December 31, 2022, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $311,000. The Company has accrued this amount in its financial statements as of March 31, 2023. The amount that was accrued in the condensed consolidated financial statements as of December 31, 2022 was $261,000.

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

Naples Equity Loan: The mortgage lender for the Naples, Florida facility commenced an action for nonpayment of the mortgage note. The action is captioned A.AD.A, INC.; Anga Properties, LLC; Arce Holdings, LLC; Benfam Holdings LLC; Carolina Resources, LLC; Emilio Diaz SD Investment Account, LLC; Michael B. and Irma B. Goldstein; David J. Gonzalez; Hersab Holdings, LLC; Indocan Investment USA Corporation; Armando Navarro; Robbia Properties LLC; Shochat Holdings I LLC; and Wekwit, Inc. (collectively referred to as the Naples Lender) vs. MCA Naples, LLC (“MCA Naples”), Case No. 11-2023-CA-000243-0001- flied in the Circuit Court in and for Collier County, Florida (the “Benworth Action”). This litigation arises from the nonpayment under the mortgage and promissory note. The Benworth Action demands payment of the principal amount of the promissory note of $4,550,000 together with default interest, late charges, costs advanced, insurance advances, attorney’s fees and costs and seeks the Final Judgment of Foreclosure and such further relief as the court deems just and proper. The Benworth Action also seeks the amount from James Walesa, the Company’s Chief Executive Officer, under the personal irrevocable and unconditional guaranty, in favor of Benworth Capital Partners, LLC, of the obligations of MCA Naples under the mortgage and promissory note. A clerk’s default was entered against MCA Naples on May 15, 2023 and against Mr. Walesa on May 31, 2023. On July 5, 2023, MCA Naples filed a motion to set aside the default and the defaults were set aside. MCA Naples, LLC filed its Answer and Defenses. A Motion to Dismiss the Complaint was filed on behalf of Mr. Walesa and is set for hearing on November 6, 2023. Plaintiffs filed a Motion for Summary Judgment which was denied on October 3, 2023. We believe that the fair value of the mortgaged property has a fair value that is significantly greater than the amount mortgage obligations and intends to negotiate a forbearance or other modification of the mortgage or refinance the mortgage obligations or assist in a sale and modification of the mortgage note. There can be no assurance, however, that any such transaction will be consummated on acceptable terms or at all.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain subsidiaries of the Company that operate hotel assets have not paid employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for the period from December 31, 2018, to December 31, 2019. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of March 31, 2023, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $467,451 The Company has accrued this amount in its condensed consolidated financial statements, which amount does not include credits that the Company expects this subsidiary to receive.

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

We owe (1) Richard Morris, our General Counsel, $330,175 for loans and rent of approximately 94,650 for rental payments regarding our robots and certain other advances and reimbursements and (2) James Walesa, our Chief Executive Officer, approximately $44,165 in loan guaranty fees. Christin Hemmens, another related party is owed approximately $130,000 in unsecured short term non-interest bearing debt, and (3) BJ Parrish approximately $44,000 in loan guaranty fees.

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

On January 27, 2023, the Company issued 4,218,158 shares of the Company’s Common Stock in consideration of approximately $3,248,000 of accrued amounts payable to Thinktiv, Inc. and for continued services technology and advisory services during the first quarter as from time to time mutually agreed.

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

Preferred Stock

The Company has 5,000,000 shares of Series F 6.75% cumulative convertible common stock, $0.001 par value, authorized with 4,791,401 and 4,797,052 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The Series F Preferred Stock has a stated value of $20.00 per share is exchangeable at the option of the holder into approximately 2.38 shares of the Company’s Common Stock, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations. See Note 12 – Mezzanine Equity – Mezzanine, for accounting treatment of the Series F Preferred Stock.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

During the first quarter of 2023, we issued approximately 4,326,415 shares of our common stock to consultants, including an exchange of 4,218,158 shares for $3,248,000 of accrued expenses, as previously reported, and reflected an adjustment (decrease) of stock issuance to consultants in the amount 25,097.

Registered Shares

During the first quarter of 2023, we issued approximately 48,802 shares of common stock upon the conversion of our Series F Preferred stock. Such shares were registered under our prior registration statement.

As of March 31, 2023, there was no unamortized stock compensation.

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the three months ended March 31, 2023 and 2022, there was no amount invested in AIU Alt Care.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund, which is managed by AIU Impact Management, LLC, as the general partner. For the three months ended March 31, 2023 and 2022, $0 and $0 was invested in Clearday OZ Fund, respectively.

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

Non-Controlling Interest Loss Allocation

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the period ended March 31, 2023, the loss for AIU Alt Care is $16,190 and Clearday Oz Fund loss is $540,330. Based on 99% ownership interest, AIU Alt Care and Clearday OZ fund incurred a loss attributable to the NCI in the amount of $16,028 and $534,927, respectively in the period ended March 31, 2023 and incurred gains of $3,252 and losses of $145,772, respectively, for the period ended March 31, 2022.

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

12. Mezzanine Equity

The Company has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, including 5,000,000 designated as Series F Preferred Stock and 4,791,401 shares outstanding as of March 31, 2023. Pursuant to the Certificate of Designations of Series F Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of then outstanding Series F Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price and, plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. The Series F Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of March 31, 2023. Therefore, the Company is not currently required to accrete the Series F Preferred Stock to the aggregate liquidation value.

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

Amendment to the Viveon Merger Agreement

On August 28, 2023, Viveon, its subsidiary VHAC2 Merger Sub, Inc., a Delaware corporation (“Merger Sub”), the Company, Viveon Health LLC, a Delaware limited liability company (“SPAC Representative”), and Clearday SR LLC, a Delaware limited liability company (“Company Representative”) entered into the First Amendment to Viveon Merger Agreement (the “First Amendment”) that amended and modified the Viveon Merger Agreement to, among other things, (i) increase the merger consideration from $250,000,000 to $500,000,000 (plus the aggregate exercise price for all Clearday options and warrants), payable in shares of common stock of Viveon, (ii) provide that holders of all of the Company’s common and preferred stock as of the effective time of the Viveon Merger will be entitled to receive a pro rata portion of the additional 5 million shares of Viveon common stock, in the aggregate (the “Earnout Shares”), if at any time during the period beginning on the date of the closing of the Viveon Merger (the “Closing Date”) and ending on the fifth anniversary of the Closing Date (the “Earnout Eligibility Period”), the Adjusted Net Income (as defined in the Viveon Merger Agreement) for any 12 month period is a positive number or there is a change of control of Viveon during the Earnout Eligibility Period. The foregoing description of the First Amendment is not complete and is subject to and qualified in its entirety by reference to the First Amendment which is filed with the Company’s Current Report on Form 8-K filed on August 29, 2023 as Exhibit 2.1, the terms of which are incorporated by reference herein.

Stockdale Financing

On May 22, 2023, Stockdale Associates, Ltd. (“Stockdale”), a wholly owned subsidiary of Clearday, Inc. entered into a sales transaction with James Walesa, the Chief Executive Officer of the Company, for the land of approximately 1.5 acres owned by Stockdale s located in the city of Stockdale, Texas (the “Stockdale Property”). The aggregate purchase price for the Stockdale Property was approximately $155,925. Mr. Walesa used the Stockdale Property to obtain mortgage financing from a third party (the “Stockdale Mortgage Loan”) . Stockdale may repurchase the Stockdale Property at any time upon payment to Mr. Walesa of $175,000, plus interest on such an amount at a rate of 10.9% annually based on a 360-day year, less $19,075. Stockdale is required to pay Mr. Walesa the approximate sum of $1,590 per month commencing July 1, 2024, and pay all other amounts required under the Stockdale Mortgage Loan and all amounts including property taxes, required for the ownership of the property. . The Stockdale Mortgage Loan matures, and Stockdale’s repurchase right terminates, on June 1, 2028. A $5,925 gain on the sale of the Stockdale property was recognized and included in Gain/loss on disposal of assets on our condensed consolidated financial statements.

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

Additional Note Issuances

As noted in Note 7 Indebtedness, AIU Alt Care continued to issue its Convertible Notes after March 31, 2023 to April 10, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis, including information with respect Clearday, its plans, and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

We reduced our operating loss by approximately 32.0% or approximately $0.96 million during the quarter ending March 31, 2023 compared to the quarter ending March 31, 2022, primarily by reducing our total operating expenses by approximately 18.8% or approximately $1.2 million offset by a smaller decrease in total revenues by approximately 6.3% or approximately $0.2 million.

Revenues. Revenues decreased by approximately 6.3% or $0.2 million to approximately $3.0 million during the quarter ending March 31, 2023 from approximately $3.2 million during the quarter ending March 31, 2022, primarily due to decreased revenues of approximately $0.2 million or approximately 7.3% related to our MCA facilities due to lower residents fees primarily from a promotions that were offered during this period, offset by additional revenues from our adult day care and, to a smaller extent, increased commercial property rental income during this period. We have been able to increase the daily rate charged at our adult day care community due in large part to the deployment of our Longevity-tech platform. We have also deployed our Longevity-tech platform at our remaining memory care community and expect to continue to increase rates at that community.

Operating Expense. Operating expenses decreased by approximately 18.8% or approximately $1.2 million to approximately $5.0 million during the quarter ending March 31, 2023 from approximately $6.2 million during the quarter ending March 31, 2022, primarily due to (1) lower wages and general operating expenses of approximately 17.0% or approximately $0.8 million resulting primarily from lower resident care wages and related expenses offset in part by increased executives and staff developing and marketing our Longevity-tech platform, and (2) lower selling, general and administrative expenses of approximately 35.1% or approximately $0.5 million resulting primarily from changes in personnel reflecting out pivot to a longevity technology company and reduced professionally and consulting fees.

Research & Development. We did not incur any research and development expenses during the quarter ending March 31, 2023 or March 31, 2022.

Interest. Our interest expense increased by approximately 42.5% or approximately $0.2 million to $0.7 million during the quarter ending March 31, 2023 from $0.5 million during the quarter ending March 31, 2022. Our interest expense during the first quarters of 2023 and 2022 was primarily allocated to the operations of our residential care facilities. The increase in MCA allocated interest is primarily due to our high interest loans financings that were incurred to fund operating expenses and the development costs for our innovative products and services in advance of amounts received from the Internal Revenue Service under the employee retention tax credit (“ERTC”) program which was delayed. The interest expense that was not allocated to MCA related primarily to the mortgage on our headquarters building and other real estate assets. The amount of interest expense does not include any accrual of interest for unpaid interest under the MCA Agreements, each of which are not being paid by us. See Item 3 Legal Proceedings.

Impairment. There was not any impairment taken during the first quarter of 2023.

Other income increased  significantly during the first quarter of March 31, 2023 to approximately $1.6 million from approximately $0.3 million or approximately 445.5% primarily due from the approximate $4.5 million gain on the termination of three of our residential care communities offset in large part by derivative financing costs of approximately $2.6 million and, to a smaller extent, from other interest expense and the gain on the disposal of assets.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition, Results of Operations – Critical Accounting Policies and Estimates” and the notes to our condensed consolidated financial statements included in this quarterly analysis.

During the three months ended March 31, 2023, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Report.

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

Item 1. Legal Proceedings

Information on material developments in our legal proceedings is included in Note 8 Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this section.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the issuance of securities described by the Company in a Current Report on Form 8-K, the Company has issued the following shares of our common stock as of the date of the Original Filing:

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

CLEARDAY, INC.

Dated: October 31, 2023	/s/ BJ Parrish
BJ Parrish
Acting Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

