Form 10-Q
period 2023-09-30
Clearday, Inc.
filed 2024-01-16
CIK 895665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

We had 26,173,811 shares of our common stock outstanding as of the close of business on December 15, 2023.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

●	Our limited cash and a history of losses;

●	Our ability to finance our innovative care products and services, including our Longevity-tech platform and products and services that are in development;

●	The impact of any financing activity on the level of our stock price;

●	The impact of any default by us of certain indebtedness and the exercise by the lenders of their respective remedies including the right to convert stock and exercise warrants at a price that is a discount to our trading price;

●	The additional dilutive impact of any issuances of securities to raise capital, including any capital in anticipation and in advance of the previously reported merger (the “Viveon Merger”) of us with Viveon Health Acquisition Corp.;

●	The timing and amount of financing acquired in connection with the Viveon Merger;

●	The cost and uncertainty from compliance with environmental regulations and the regulations related to operating our memory care facility and adult day care center;

●	The effect of pandemics and other public health related issues on our businesses, including actions or additional regulations by State and Federal governments;

●	Local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	The impact of inflation to our businesses, including increases in our labor costs and other costs we pay for goods and services;

●	The impact of a shortage of workers in our industries and our ability to maintain costs while properly staffing our facilities;

●	The availability of state funds through civil money penalty grant programs;

●	Increases in tort and insurance liability costs;

●	Delays or nonpayment to us, including payments related to government or agency reimbursements;

●	Our ability to pay our liabilities, including tax obligations and the exercise of remedies by holders of our indebtedness; and

●	Circumstances that adversely affect the ability of older adults or their families to pay for our services, such as economic downturns, weakening investment returns, higher levels of unemployment among our residents or potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics.

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

I

Clearday, Inc.

September 30, 2023

FORM 10-Q

Table of Contents

		Page
PART I	Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets – September 30, 2023, and December 31, 2022 (Unaudited)	1
	Condensed Consolidated Statements of Operations – For the Three and Nine Months Ended September 30, 2023, and 2022 (Unaudited)	2
	Condensed Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholder’s Deficit – Nine Months Ended September 30, 2023, and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended September 30, 2023, and 2022 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Evaluation of Disclosure Controls and Procedures.	33
PART II	Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

References in this Report to “Clearday”, the “Company”, “we”, “us” include Clearday, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context indicates otherwise.

The mark “Clearday” is protected under applicable intellectual property laws. Solely for convenience, trademarks of Clearday referred to in this Report may appear without the TM symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and related intellectual property rights.

II

Clearday, Inc.

Condensed Consolidated Balance Sheets

September 30, 2023, and December 31, 2022

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$99,810	$195,638
Restricted cash	-	10,000
Accounts receivable, net	-	47,705
Prepaid expenses	377,709	213,289
Total current assets	477,519	466,632

Non-current assets
Operating lease right-of-use assets	-	22,792,752
Real estate property and equipment, net	6,086,243	6,522,979
Intangible assets, net	3,362,375	3,680,000
Other non-current assets	278,902	288,155
Total assets	$10,205,039	$33,750,518

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,449,094	$6,324,002
Accrued expenses	6,136,875	8,415,609
Derivative liabilities	5,281,612	2,320,547
Accrued interest	1,769,075	294,370
Related party payables	2,025,354	672,597
Deferred revenue	-	901,235
Current portion long-term debt	19,879,095	16,347,290
Current portion of operating lease liabilities	-	2,907,605
Other current liabilities	1,091,009	1,140,106
Total current liabilities	39,632,114	39,323,361

Long-term liabilities:
Operating lease liabilities, net of current portion	-	24,415,791
Long-term debt, less current portion, net	4,544,126	1,392,940
Total liabilities	44,176,240	65,132,092

Mezzanine equity
Series F 6.75% Convertible Preferred Stock, $.001 par value, 5,000,000 share authorized, 4,311,048 and 4,797,052 issued and outstanding on September 30, 2023, and December 31, 2022, respectively. Liquidation value $99,609,085 and $101,162,577 on September 30, 2023, and December 31, 2022, respectively.	19,106,537	20,448,079

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized

Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized, 328,925 shares issued and outstanding, as of both September 30, 2023, and December 31, 2022. Liquidation value of $329 as of both September 30, 2023, and December 31, 2022	329	329
Common Stock, $0.001 par value, 80,000,000 shares authorized, 26,155,305 and 20,805,448 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	26,155	20,805
Additional paid-in-capital	22,549,271	16,098,182
Accumulated deficit	(86,222,414)	(79,671,065)
Clearday, Inc. stockholders’ deficit	(63,646,659)	(63,551,749)
Non-controlling interest in subsidiaries	10,568,921	11,722,096
Clearday Inc. stockholder’s total deficit	(53,077,738)	(51,829,653)
TOTAL LIABLITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$10,205,039	$33,750,518

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Operations

For The Three and Nine Months Ended September 30, 2023, and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Resident fee revenue, net	$618,317	$2,946,690	$3,950,327	$9,139,921
Adult day care	190,789	66,803	439,596	215,423
Commercial property rental revenue	22,802	43,809	67,520	47,728
Total revenues	831,908	3,057,302	4,457,443	9,403,072

OPERATING EXPENSES
Wages & general operating expenses	500,264	4,271,412	5,198,238	13,343,084
Selling, general and administrative expenses	565,766	1,569,129	2,088,601	3,016,870
Pre-merger related expenses	703,125	-	703,125	-
Insurance expense	291,782	108,687	486,313	1,046,749
Bad debt expense	325,787	-	485,437	-
Depreciation and amortization expense	228,988	178,654	755,061	550,913
Total operating expenses	2,615,712	6,127,883	9,716,775	17,957,616

Operating loss	(1,783,804)	(3,070,581)	(5,259,332)	(8,554,544)

Other (income) expenses
Interest expense	1,485,132	1,030,979	3,919,180	1,927,622
PPP loan forgiveness	-	-	-	(992,316)
Derivative financing costs	-	-	2,567,460	-
Fair value of derivative	(1,029,338)	-	(1,511,624)	-
Loss (gain) on extinguishment of debt	-	(1,642,476)	653,814	(1,642,476)
Loss on disposal of assets	-	-	100,542	-
Loss on impairment of debt	723,324		1,042,260
Gain on termination of lease	-	-	(4,336,886)	-
Other (income)/expenses	120,443	(1,782,887)	420,138	(2,205,787)
Total other (income)/expenses, net	1,299,561	(2,394,384)	2,854,884	(2,912,957)

Net loss from continuing operations	(3,083,363)	(676,197)	(8,114,216)	(5,641,588)
Loss from discontinued operations, net of tax	-	582,503	-	411,523
Net loss	(3,083,363)	(93,694)	(8,114,216)	(5,230,065)
Preferred stock dividend	(1,653,009)	(1,666,980)	(4,996,780)	(4,941,921)
Net loss attributable to common shareholders	(4,736,372)	(1,760,672)	(13,110,996)	(10,171,985)
Net loss attributable to non-controlling interest	(616,649)	(132,482)	(1,562,867)	(350,894)
Net loss attributable to Clearday, Inc. shareholders	$(4,119,723)	$(1,893,156)	$(11,548,129)	$(10,522,880)

Basic and diluted loss per share attributable to Clearday, Inc. shareholders
Net loss from continued operations	(0.16)	(0.04)	(0.46)	(0.33)
Net loss from discontinued operations	0.00	0.03	0.00	0.02
Net loss	(0.16)	(0.01)	(0.46)	(0.31)
Weighted average common shares basic and diluted outstanding	26,097,002	18,168,228	25,162,174	16,993,322

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Consolidated Statements of Mezzanine Equity, Convertible Preferred Stock and Stockholders’ Deficit

Nine Months Ended September 30,

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2021	4,797,052	$16,857,267	328,925	$329	14,914,458	$14,915	$17,069,481	$(65,208,327)	$(48,123,602)	$11,330,695	($36,792,907)
PIK dividend accruals on convertible Series F Preferred stock	-	4,941,921	-	-	-		(4,941,921)	-	(4,941,921)	-	(4,941,921)
Series F Preferred stock converted to common stock	-	-	-	-	2,861,334	2,859	(2,853)	(669,904)	(669,898)	-	(669,898)
Accrual of Series I Convertible Preferred stock in subsidiary	-	-	-	-	-	-	-	-	-	136,564	136,564
Series I Convertible Preferred stock adjustment			-	-						273,128	273,128
Stock compensation for services	-	-	-	-	280,000	280	398,920	-	399,200	-	399,200
Stock issued for loan					558,150	558	447,243		447,801		447,801
Dissolution of Longhorn Hospitality	-	-	-	-	-	-	(3,871,239)	3,871,239	-	-	-
Net loss				-	-	-	-	(5,230,064)	(5,230,064)	(350,894)	(5,580,958)
Balance at September 30, 2022	4,797,052	21,799,188	328,925	329	18,613,942	18,612	9,099,631	(67,237,056)	(58,118,484)	11,389,493	(46,728,991)

See accompanying notes to the unaudited condensed consolidated financial statements.

	Mezzanine Equity Series F Preferred Stock		Preferred Stock Series A		Common Stock		Additional Paid- in	Accumulated	Clearday, Inc. Stockholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at December 31, 2022	4,797,052	$20,448,079	328,925	$329	20,805,448	$20,805	$16,098,182	$(79,671,065)	$(63,551,749)	$11,722,096	$(51,829,653)
PIK dividend accruals on Series F Preferred stock	-	4,996,780	-	-	-	-	(4,996,780)	-	(4,996,780)	-	(4,996,780)
Series F Preferred stock converted to common Stock	(486,004)	(6,338,323)	-	-	755,710	755	6,337,568	-	6,338,323	-	6,338,323
Accrual of Series I Convertible Preferred stock in subsidiary	-	-	-	-	-	-	-	-	-	409,692	409,692
Debt discount from derivative settlements	-	-	-	-	-	-	927,991	-	927,991	-	927,991
Stock compensation for services	-	-	-	-	292,829	294	214,130	-	214,424	-	214,424
Stock issued for loan	-	-	-	-	83,160	83	70,602	-	70,685	-	70,685
Stock issued for extinguishment of debt	-	-	-	-	4,218,158	4,218	3,897,578	-	3,901,796	-	3,901,796
Net loss	-	-	-	-	-	-	-	(6,551,349)	(6,551,349)	(1,562,867)	(8,114,216)
Balance at September 30, 2023	4,311,048	19,106,537	328,925	329	26,155,305	26,155	22,549,271	(86,222,414)	(63,646,659)	10,568,921	(53,077,738)

See accompanying notes to the unaudited condensed consolidated financial statements.

Clearday, Inc.

Condensed Consolidated Statements Of Cash Flows

For The Nine Months Ended September 30, 2023, and 2022

(Unaudited)

	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,114,216)	$(5,230,065)
Loss from discontinued operations, net of tax	-	(411,523)
Loss from continued operations	(8,114,216)	(5,641,588)
Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	755,061	550,913
Shares issued for loan commitment	70,685	-
Shares issued for services	214,424	846,974
Financing costs from derivative liabilities	2,567,460	-
Gain on termination of lease	(4,336,886)	-
Series I preferred stock accumulated dividend	409,692	-
Change in fair value of derivatives	(1,511,624)	-
Amortization of debt discount related to derivatives	1,973,718	-
Amortization of debt issuance costs	170,919	966,052
Loss on extinguishment of debt	653,814	(1,642,476)
Loss on impairment of debt – SPAC partner	1,042,260	-
Loss on disposal of assets	100,542	-
Bad debt expense	485,437	-
Gain on PPP loan forgiveness	-	(992,316)
Changes in operating assets and liabilities
Accounts receivable	(437,731)	(24,054)
Other current assets	-	-
Prepaid expenses	(164,420)	2,666,713
Accounts payable	373,074	1,420,895
Accrued liabilities	2,214,518	(1,524,391)
Other current liabilities	-	259,929
Deferred revenue	(901,235)	-
Related party payables	1,352,757	-
Other non-current assets	9,253	680,335
Other current liabilities	(49,097)	552,845
Change in operating lease liability	-	(383,689)
Net cash used in operating activities	(3,121,596)	(2,263,858)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	133,133	-
Purchase of intangibles	(234,375)
Purchase of property and equipment	-	(28,310)
Net cash used in investing activities of the continuing operations	(101,242)	(28,310)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(1,136,280)	(2,551,046)
Proceeds from borrowings on debt	4,253,290	3,878,139
Net cash provided by in financing activities	3,117,010	1,327,093
Change in cash and restricted cash from continuing operations	(105,828)	(965,075)
Change in cash and restricted cash from discontinued operations	-	-
Cash and restricted cash at beginning of the period	205,638	975,075
Cash and restricted cash at end of period	$99,810	$10,000

Reconciliation of cash and restricted cash consist of the following:
End of period
Cash and cash equivalents	99,810	-
Restricted cash	-	10,000
Total cash and restricted cash	$99,810	$10,000
Beginning of period
Cash and cash equivalents	195,638	965,075
Restricted cash	10,000	10,000
Total cash and restricted cash	$205,638	$975,075

Supplemental disclosures of cash flow information
Cash paid for interest	$292,784	$-
Cash paid for income taxes	-	-

Supplemental disclosures of non-cash investing and financing activities:
Early lease termination fee	$27,323,396	$-
Series F incentive shares converted to common stock	6,338,323
PIK dividends for Series F Preferred Stock	4,996,780	4,941,921
Indebtedness used to pay off rent expense	3,212,305
Accounts payable exchanged for common shares	3,247,982
Debt discount on derivative liabilities	2,833,222	$-
Settlements on derivative liabilities	927,993	-

See accompanying notes to the unaudited condensed consolidated financial statements.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Going Concern

Organization, Description of Business

Clearday, Inc., a Delaware corporation (the “Company”), formerly known as Superconductor Technologies Inc. (“STI”), was established in 1987 and closed a merger (the “AIU Merger”) with Allied Integral United, Inc., a Delaware corporation (“AIU”), on September 9, 2021. The Company continued the businesses of AIU and continued one of the businesses of STI. AIU was incorporated on December 20, 2017, and began its business on December 31, 2018, when it acquired memory care residential facilities and other businesses (the “2018 Acquisition”) that was conducted since November 2010. Since the 2018 Acquisition, the Company has been developing innovative care and wellness products and services focusing on the longevity market, including its Longevity-Tech Platform. In the first quarter of 2023, the Company disposed of three of its four full time memory care communities to focus on its digital care services, including robotics and its Longevity-Tech Platform. As of the second quarter of 2023, the Company owns and operates one residential care facility and one adult daycare facility, and its focus is marketing its digital care services to third parties.

Proposed merger with Viveon Health Acquisition Corp

The Company, Viveon Health Acquisition Corp. (“Viveon” or “Parent”), a Delaware corporation, VHAC2 Merger Sub, Inc. (“Merger Sub”), a Delaware corporation, and Viveon Health LLC, (“SPAC Representative”), a Delaware limited liability Company, entered into a merger agreement dated April 5, 2023 (the “Viveon Merger Agreement”)

Amendment to the Viveon Merger Agreement - On August 28, 2023, the parties above amended and modified the Viveon Merger Agreement (the “First Amendment”) to, among other things, (i) increase the merger consideration from $250,000,000 to $550,000,000 (plus the aggregate exercise price for all Clearday options and warrants), payable in shares of common stock of Viveon, (ii) provide that holders of all of the Company’s common and preferred stock as of the effective time of the Viveon Merger be entitled to receive a pro rata portion of the additional five million shares of Viveon common stock, in the aggregate (the “Earnout Shares”), if at any time during the period beginning on the date of the closing of the Viveon Merger (the “Closing Date”) and ending on the fifth anniversary of the Closing Date (the “Earnout Eligibility Period”), the Adjusted Net Income (as defined in the Viveon Merger Agreement) for any 12 month period is a positive number or there is a change of control of Viveon during the Earnout Eligibility Period. The foregoing description of the First Amendment is not complete and is subject to and qualified in its entirety by reference to the First Amendment which is included in the Company’s Current Report on Form 8-K filed on August 29, 2023, as Exhibit 2.1, the terms of which are incorporated by reference herein.

As of the Amendment Effective Date, the Viveon Merger has not been completed nor has it been terminated. Furthermore, Clearday and Viveon have not filed Form S-4 with the Securities and Exchange Commission (“SEC”) and thus the merger is not yet pending government review and/or other necessary approvals.

Going Concern

As of September 30, 2023, we have an accumulated deficit of $86,222,414. During the nine months ended September 30, 2023, we had a net loss from operations of $8,114,216 and net cash used in operating activities of $3,121,596. During the year ended December 31, 2022, we had a net loss from operations of $14,462,738 and cash used in operating activities of $3,978,027. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financing or other sources, including capital that may be available in connection with the Viveon Merger. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and prospects. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without raising additional capital.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the financial statement presentation adopted for the current year. These reclassifications have no effect on previously reported net loss, total assets, total liabilities or total stockholders’ deficit.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to operations as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Depreciation is computed on the straight-line method with useful lives as follows:

Asset Class	Estimated Useful Life (in years)
Buildings and building improvements	39
Leasehold improvements	15
Furniture and fixtures and equipment	7
Computer equipment and software	5

Intangible Assets, Net

Software Capitalization

Intangible assets are stated at cost less accumulated amortization. Amortization is based on the straight-line method over the estimated useful lives of the related assets. With regards to developing software, any application costs incurred during the development stage, both internal expenses and those paid to third parties are capitalized and amortized per FASB Topic ASC 350-40 (“Internal-Use Software Accounting & Capitalization”) based on the estimated useful life of five years. Once the software has been developed, the costs to maintain and train others for its use will be expensed.

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an assets’ carrying amount may not be recoverable. The recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A substantial portion of the Company’s revenue from its independent living and assisted living communities relates to contracts with residents for services that are generally covered under ASC Topic 606. The Company’s contracts with residents and other customers that are within the scope of ASC Topic 606 are generally short-term in nature. The Company has determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded as a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when the Company’s performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

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

	For the three-month period ended September 30,
	2023	%	2022	%
Revenue from contracts with customers:
Resident rent - over time	$618,317	74%	$2,946,690	97%
Day care – point in time	190,789	23%	66,803	2%
Amenities and conveniences - point in time	22,802	3%	43,809	1%
Total revenue from contracts with customers	$831,908	100%	$3,057,302	100%

	For the nine-month periods ended September 30,
	2023	%	2022	%
Revenue from contracts with customers:
Resident rent - over time	$3,950,327	89%	9,139,921	97%
Day care – point in time	439,596	10%	215,423	2%
Amenities and conveniences - point in time	67,520	1%	47,728	1%
Total revenue from contracts with customers	$4,457,443	100%	$9,403,072	100%

Financial Instruments

In accordance with the reporting requirements of the FASB ASC Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis except its derivative liabilities.

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

Fair Value Measurement

ASC Topic 820, “Fair Value Measurements”, provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation such as complex and subjective models and forecasts used to determine the fair value.

The following tables present the Company’s assets and liabilities that were measured and recognized at fair value as of September 30, 2023, and December 31, 2022:

September 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	-	5,281,612	5,281,612

December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	-	2,320,547	2,320,547

Under the Company’s contract ordering policy, the Company first considers common shares issued and outstanding as well as reserved but unissued equity awards, such as under an equity award program. All remaining equity linked instruments such as, but not limited to, options, warrants, debt and equity with conversion features are evaluated based on the date of issuance. If the number of shares which may be issued under the Company’s agreements exceed the authorized number of shares or are unable to be determined, equity linked instruments from that date forward are considered to be derivative liabilities until such time as the number of shares which may be issued under the Company’s agreements no longer exceed the authorized number of shares and are able to be determined.

The Company has outstanding note agreements containing provisions meeting the definition of derivative liabilities which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, any issuance of equity linked instruments after the initial triggering agreement will result in derivative liabilities.

At September 30, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in its debt instruments and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.78; risk-free interest rates ranging from 4.60% to 5.55%; expected volatility of the Company’s common stock ranging from 136% to 187%; estimated exercise prices ranging from $0.35 to $0.75; and terms from one to sixty months.

At December 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in debt instruments and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.56; risk-free interest rates ranging from 3.99% to 4.76%; expected volatility of the Company’s common stock ranging from 183% to 572%; estimated exercise prices ranging from $0.35 to $0.43; and terms from three to sixty months.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in the Company’s Level 3 derivative liabilities at fair value is as follows:

Balance - December 31, 2022	$2,320,547
Additions	5,400,682
Settlements	(927,993)
Change in fair value	(1,511,624)
Balance - September 30, 2023	$5,281,612

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: When necessary the Company records discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the debt transaction and the effective conversion price embedded in the debt instrument. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Research and Development Costs

Research and development costs are charged to expense as incurred and are included in operating expenses. There were no research and development costs incurred in the three or nine months ended September 30, 2023, or 2022.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. There were no advertising expenses in the three or nine months ended September 30, 2023, or 2022.

Lease Accounting

The Company follows ASC Topic 842, “Leases”. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. All Right of Use (“ROU”) assets were written off effective March 31, 2023, when the Company disposed of the three leased properties described in Note 5 — Leases.

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

Commitments and Contingencies

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of the Company’s business, some of which may involve material amounts. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require the Company to incur significant expense. The Company accounts for claims and litigation losses in accordance with ASC Topic 450, “Contingencies”. Under ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss or, when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment and are refined as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements applicable to the Company but not yet adopted.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (a) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (b) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (c) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the “if-converted” method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. ASU 2020-06 is effective for the Company beginning January 1, 2024. The Company is currently evaluating the impact that ASU 2020-06 may have on its condensed consolidated financial statements and related disclosures.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Real Estate, Property and Equipment

The Company’s real estate, property and equipment consisted of the following at the respective balance sheet dates:

	September 30, 2023	December 31, 2022

Land	$2,081,878	$2,231,879
Building and building improvements	4,975,244	4,975,243
Leasehold Improvements	710,317	846,754
Computers	57,166	332,809
Furniture, fixtures, and equipment	75,710	1,379,219
Other Equipment	74,935	518,145
Construction in progress	138,187	138,187
Total	8,113,437	10,422,236
Less accumulated depreciation	(2,027,194)	(3,899,257)
Real estate, property and equipment, net	$6,086,243	$6,522,979

The Company recorded depreciation expenses relating to real estate, property, and equipment in the amount of $203,061 and $550,913 for the nine-months ended September 30, 2023, and September 2022, respectively.

4. Intangible Assets, Net

Software Capitalization.

The net carrying amount of our internally developed software related to our Longevity Tech Platform totaled $3,362,375 at September 30, 2023, and $3,680,000 at December 30, 2022. We added $234,375 of development costs in the three months ended September 30, 2023, for ongoing platform enhancements are expected to add to the platform’s overall functionality. We expect to continue to incur additional costs of this nature for at least to the end of 2023. At which time it will be put into service and amortized over its estimated life. Currently, $3,128,000 is being amortized based on the estimated useful life of five years. The Company began this amortization starting January 1, 2023.

Developed intangible assets subject to amortization are as follows:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$3,680,000	$552,000	$3,128,000	4.25
Technology for future deployment	234,375	-	234,375
Total Intangible assets	$3,914,375	$552,000	$3,362,375

The Company recorded amortization expense related to its intangible assets in the amounts of $552,000 and $0 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

Expected future amortization expense for intangible assets as of September 30, 2023, is as follows:

Fiscal Years
2023 (remaining)	$184,000
2024	736,000
2025	736,000
2026	736,000
2027	736,000
Thereafter	-
Total	$3,128,000

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$3,680,000	$-	$3,680,000	5.00

5. Leases

Lease Terminations

On March 31, 2023, the Company entered into agreements (collectively, the “Lease Transition Agreement”) to terminate the leases (“Community Leases”) for three of its four residential care facilities, which account for all of Clearday’s leased residential care facilities. The Community Leases related to residential communities (the “Communities”) located in Westover, Texas, New Braunfels, Texas and Little Rock, Arkansas. Terminating the Community Leases removed the related ROU assets and ROU liabilities as of March 31, 2023. Additionally, the related net leasehold improvements and personal property in these Communities were written off. We currently have no material economic rights or obligations under the Community Leases other than for payment obligations under the Lease Transition Agreements. The Lease Transition Agreement provided, among other matters, that the aggregate liability of the Clearday subsidiaries that are tenants under the Community Leases are reduced to amount (the “Repayment Amount”) that is equal to the sum of: (1) past due rent payments under the Community Leases of $1,284,770 (“Past Due Community Lease Amounts”), (2) a fixed amount arising from the termination of the Community Leases of $1,710,777 (“Rent Differential Amount”), (3) the amount of additional advances (“Critical Expenses Advances”) by landlord to pay critical expenses plus the premium for tail insurance policy in favor of the landlord (the obligation for such premiums are limited $275,000), (4) plus an additional amount that is equal to the greater of $25,000 or 5% of such Critical Expenses Advances. The Critical Expense Advances and additional amount were determined in the second quarter of 2023. The Repayment Amount is due and payable over a period maturing on July 31, 2025, as follows: (1) on closing date of the proposed Viveon Merger with Viveon, a payment equal to 10% of the new money that is raised in connection with the Viveon Merger (subject to a minimum payment of $300,000 and a maximum payment of $500,000); provided that if the Viveon Merger did not close by July 31, 2023, then a payment of $300,000 (the “Down Payment”) was scheduled to be paid on July 31, 2023, or such other date agreed by Landlord and Clearday, which under the terms of the amendment to the Lease Transition Agreement, has been extended to December 31, 2023 subject to certain additional extensions. (2) $400,000 payable quarterly commencing on December 31, 2023, and (3) beginning with the calendar quarter ending December 31, 2023, 10% of the Excess Cash Flow, generally based on earnings before interest, taxes, depreciation, and amortization of Clearday. The current guarantors of the Community Leases (a subsidiary of Clearday, Inc. and two individuals) continued to guaranty the obligations, as modified by the Lease Transition Agreement, and provided a security interest on the collateral specified in such guarantees. The Lease Transition Agreement was amended by the First Amendment (“LTA First Amendment”) entered into on September 8, 2023, effective July 31, 2023, and the Second Amendment (“LTA Second Amendment”) entered into on December 20, 2023, effective December 15, 2023. The LTA Second Amendment (1) extended the due date for the Down Payment to December 31, 2023 and (2) increased the Down Payment amount by an extension fee of $50,000, which amount is in addition to the $15,000 extension fee payable under the LTA First Amendment.

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

In connection with the proposed termination of the Community Leases, the subsidiaries that operate the Communities (the “Current Operators”) and subsidiaries of the New Operator (“New Communities Operators”) entered into the previously reported Operations Transfer Agreement dated as of April 1, 2023, (the “OTA”). The OTA and Interim Agreements provide for the asset purchase and sale of the memory care businesses at the Communities, and the transfer of certain agreements and the assumption of certain specified liabilities. The Current Operators, each of which is a subsidiary of Clearday, Inc., remain obligated for liabilities that are not assumed by the New Operators. The New Communities Operators have employed, or offered employment to, all of our employees at these communities and will fund and be responsible for any operating cash losses for the Communities.

6. Indebtedness

At September 30, 2023, the Company had total outstanding debt in the amount of $24,423,221, net of debt discount and derivatives, of which $19,879,095 was, current. At December 31, 2022 the Company had total outstanding debt in the amount of $17,740,230, net of debt discount and derivatives, of which $16,347,290 was current. During the nine months ended September 30, 2023, and 2022, we incurred interest expenses totaling $3,919,180 and $1,927,622, respectively.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes future payments required to be made on the Company’s debt.

At September 30,	Total
2024	16,059,812
2025	5,471,130
2026	4,049,224
2027	-
2028	-
Thereafter	494,900
Total obligations	$26,075,066

The following tables summarizes the Company’s debt.

At September 30,	Total
Facility Indebtedness	11,637,726
Merchant Cash Advance Loans	2,925,196
Indebtedness Allocated to Real Estate	983,346
Other Corporate Indebtedness	7,387,798
TIC Purchase Agreements	3,141,000
Total Obligations	26,075,066
Debt Discount & Derivatives	(1,651,845)
Total obligations, net	$24,423,221

The following table provides details of the Company’s debt at September 30, 2023, and December 31, 2022:

Indebtedness of Facilities and Properties

	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Naples Equity Loan ^	May 2023	9.95%	$4,550,000	$4,550,000
Gearhart Loan ^	December 2022	7.00%	193,578	193,578
SBA PPP Loans #	February 2022	1.00%	1,518,682	1,518,682
IPFS D&O Insurance	August 2024	8.80%	118,277	-
Bank Direct Payable	December 2022	3.13%	-	80,381
Bank Direct Payable	November 2023	6.99%	104,947	-
AIU Sixth Street	February 2023	12.00%	-	49,593
1800 Diagonal Lending	February 2024	12.00%	94,016	116,760
Equity Secure Fund I, LLC*	March 2024	18.00%	1,097,610	1,000,000
Invesque, Inc. **	July 2025	10.00%	3,960,616	-

Merchant Cash Advance Loans (^^)

Naples Operating PIRS Capital	March 2023	0.00%	$338,000	$338,000
Little Rock Libertas	February 2023	0.00%	326,330	326,330
PIRS Capital Financing Agreement	March 2023	0.00%	144,659	144,659
Naples Samson #1	May 2023	0.00%	76,916	76,916
Naples LG Funding #2	April 2023	0.00%	171,170	171,170
Little Rock Premium Funding	April 2023	0.00%	211,313	211,313
Little Rock KIT Funding	December 2022	0.00%	89,400	89,400
Little Rock Samson Funding #4	February 2023	0.00%	170,501	170,501
Naples Operating SWIFT	December 2022	0.00%	111,750	111,750
New Braunfels Samson Cloud Fund	February 2023	0.00%	308,035	308,035
New Braunfels Samson Group	February 2023	0.00%	375,804	375,804
Westover Hills One River	December 2022	0.00%	128,298	128,301
Westover Hills FOX Capitol	March 2023	0.00%	109,384	109,384
Westover Hills Arsenal	October 2023	0.00%	95,882	95,882
Westover Samson Funding	March 2023	0.00%	267,754	267,754
Subtotal merchant cash advance loans			2,925,196	2,925,199

Notional amount of debt			14,562,922	10,434,193
Less: current maturities			14,562,922	10,434,193
			$-	$-

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indebtedness Allocated to real estate

Real Estate:
Artesia Note	September 2033	Variable	$-	$211,721
Carpenter Enterprises	Demand Note	Variable	178,346	300,000
Leander Stearns National Association	February 2023	10.38%	805,000	805,000
Notional amount of debt			983,346	1,316,721
Less: current maturities			983,346	805,000
			$-	$511,721

Other (Corporate) Indebtedness

AGP Contract and Note^***	March 2023	5.00%	$550,000	$550,000
Cibolo Creek Partners	December 2025	0.09%	358,008	421,470
Cibolo Creek Partners promissory note	December 2025	0.09%	50,215	96,208
EIDL SBA Treas 310	December 2051	3.75%	494,900	494,900
Firstfire	May 2023	12.00%	-	95,054
Five C’s Loan ^	December 2022	9.85%	325,000	325,000
GS Capital	May 2023	12.00%	-	50,955
Jefferson Street Capital LLC @	May 2023	12.00%	16,800	84,000
KOBO, L.P.	October 2023	Floating %	557,992	500,000
Mast Hill LP @	May 2023	12.00%	300,000	420,000
Mast Hill LP @	July 2023	12.00%	252,000	315,000
Round Rock Development Partners Note	December 2025	0.09%	500,000	500,000
Jefferson Street Capital LLC (February 2023)	February 2024	12.00%	192,883	-
Mast Hill LP (January 2023) @	January 2024	12.00%	756,000	-
Bridge Financings (convertible to common stock	September 2024	8.00%	2,235,000	-
Rom Papadopolous	January 2024		50,000
Convertible Notes Issued by AIU Alternative Care, Inc.	January 2024	12.00%	749,000	-

Notional amount of debt			7,387,798	3,852,587
Less: current maturities			5,984,672	2,340,009
			$1,403,126	$1,512,578

TIC Purchase Agreements	No Specified Date	8.00%	$3,141,000	$3,141,000

		Total	26,075,066	18,744,501
Less Debt Discount & Derivatives			(1,651,845)	(1,004,271)
		Total	$24,423,221	$17,740,230

^	Obligation is in default. The interest rate set forth is the stated rate of interest. The actual rate of interest has increased under the terms of the obligation.
^^	We have ceased payment of these obligations. Obligations are subject to litigation for nonpayment, as previously reported. See Note 7 — Commitments and Contingencies.
#	SBA PPP obligations are past due and the Company is continuing the process to have these obligations forgiven.
@

Obligation is in payment default. Neither lender has exercised any of their remedies. Each lender has the right to exercise remedies including the conversion of the promissory note into shares of our common stock and collection of default interest and other amounts, and in the case of Mast Hill to exercise the Lender Remedy Warrants described in Note 10 — Deficit.

Mast Hill LP granted a forbearance dated October 4, 2023 until the earlier of (i) the closing of the Viveon Merger (ii) to January 2, 2024 (90 days from the date of the forbearance), (iii) the date that Clearday, Inc. or any of its subsidiaries makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed. or (iv) the date that bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against Clearday, Inc. or any of its subsidiaries (the earlier of the aforementioned (i), (ii), (iii) or (iv) shall be referred to herein as the “Waiver Expiration Date”).

Jefferson Street Capital LLC granted a forbearance to October 31, 2023, but as of the date of this Report has not exercised additional legal measures towards enforcement of payment of the debt. The Company is working on a longer-term solution. However, there can be no assurance that we will be able to extend any the forbearances with any of these lenders on acceptable terms or at all or that we will be able to comply with the terms of the forbearance provided by Mast Hill LP which includes that Clearday provide net proceeds from additional financings by Clearday under the terms of the promissory notes with such lender, unless such payment is excused by such lender.

*	Obligations were modified in the third quarter of 2023.
**	Obligation amended and is in default as of the date of this Report as described below.
***	Obligation amended effective December 31, 2023 to, among other matters, waive the default by extending the maturity date to September 2024 and increase the principal amount to $578,795.89 which is the principal plus the accrued and unpaid interest.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Secure Fund I, LLC Modification

As of September 5, 2023, AIU 8800 Village Drive, LLC, the subsidiary of Clearday, Inc. that owns the property in San Antonio, Texas used for our headquarters and production facilities, extended, modified and rearranged the mortgage financing of such property, to extend the maturity to March 26, 2024, obtain additional financing for the payment of taxes and certain other amounts, increase the interest rate to 18% per annum, provide a right, if there are no uncured defaults under such mortgage financing, to extend the maturity of the mortgage financing for an additional twelve months for payment of a fee equal to 1% of the original ($1 million) principal amount of the mortgage note and reduce the interest rate to 16.75% during such extension period.

Bridge Financings.

The Company has issued Senior Convertible Notes (“Bridge Notes”) during 2023. The Company is continuing such offerings of Bridge Notes of an amount of up to $16,000,000, or such other amount as determined by the Company, to accredited investors in an offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each Bridge Note will accrue interest at 8% per annum, increased by 4% per annum during an Event of Default as defined in the Bridge Note. The Bridge Notes will be payable on September 30, 2024 (the “Bridge Note Maturity Date”). The Bridge Notes will provide for conversion into shares of our common stock based on a contingency. If the Viveon Merger is terminated, then the conversion price for our shares of common stock will be the lower of $0.82 per share and a price per share equal to a 25% discount to the volume weighted average price per share for our common stock for the ten (10) trading days preceding such termination date. If the Viveon Merger Agreement is not terminated, then at the closing of the Viveon Merger, the principal and accrued interest of the Bridge Notes will be converted at a price per share equal to $0.82 subject to ratable adjustment in the event of any stock split, reverse stock split, merger, consolidation, combination or similar transactions, and such shares of our common stock will be exchanged for shares of Viveon common stock under the terms of the Viveon Merger Agreement. The Bridge Notes have certain restrictions including the incurrence of additional related party transactions, restricted payments, maintenance of insurance and not change in our business and that the net proceeds of such financings would be used for the repayment of existing indebtedness and general corporate and working capital purposes of us and Viveon in anticipation of the Viveon Merger. We have agreed to share the net cash proceeds raised in any financing with Viveon as described in Note 9 — Related Party Transactions. The foregoing description of the form of the Bridge Notes is qualified in their entirety by reference to the full text of the Bridge Note, which is incorporated by reference into this report as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023, that was filed on October 17, 2023.

Invesque Obligations Amendment

Clearday and certain of its subsidiaries entered into the LTA Second Amendment effective December 15, 2023. Among other matters, the LTA Second Amendment deferred the due date for the initial Down Payment to December 31, 2023, and increased such amount payable from $300,000 to $350,000. The LTA Second Amendment provided customary representations and warranties of the parties thereto, reaffirmed the obligations under the Lease Transition Agreement, as amended, and the related guarantees and provided a waiver of defenses by Clearday and the guarantors party thereto. The obligations are in default as of January 2, 2024. The obligations provide a late charge (“Late Charge”) equal to 10% of the amount of any unpaid payment after the fifth day following the due date therefor to defray part of the increased cost of collecting late payments and the opportunity costs incurred by Landlord because of the unavailability of the funds. Additionally, the Landlord has customary rights upon the default under the Transition Agreement, the Guaranteed Note and the Guaranty. The Company expects to negotiate an additional deferral or amendment of the payment date of the Down Payment. There can be no assurance that any such additional deferral or amendment will be consummated on acceptable terms or at all.

AGP Contract and Note Amendment

Clearday entered into a Promissory Note and Second Amendment (“AGP Second Amended Note”), effective December 31, 2023, that amends Clearday’s obligations under the Promissory Note and Amendment (the “AGP First Amended Note”) dated July 6, 2022 of the initial principal amount of $550,000. The AGP First Amended Note amended the obligations under the Promissory Note dated September 10, 2021, issued with respect to obligations under the Advisory Agreement dated July 25, 2019 by and between Clearday Operations, Inc. and AIU, as amended. Effective December 31, 2023, the AGP Second Amended Note confirms obligations to $578,795.89 which equals the principal amount of the AGP First Amended Note of $550,000 plus accrued and unpaid interest, extended the maturity date to the earlier of (i) September 30, 2024 or (ii) the closing date of the Viveon Merger under the Viveon Merger Agreement or the date of an event of default, and (iii) deleted the obligation of Clearday to prepay the obligations by amounts of capital raised by equity or equity linked securities.

7. Commitments and Contingencies

Contingencies

Simpsonville litigation

Simpsonville Action 1 - The tenant, MCA Simpsonville Operating Company LLC, (“Tenant”), of the MCA community located in Simpsonville, South Carolina, (the “Simpsonville Facility”), and other affiliates of the Company have a dispute with the landlord of the Simpsonville Facility MC-Simpsonville, SC-UT, LLC, (the “Landlord”), and its affiliates – the Embree Group of Companies collectively (“Embree”) under the terms of the lease. After non-payment, the Landlord instituted litigation (“Simpsonville Action 1”). The trial court issued a judgment in this litigation and assessed damages of $2,801,365. The judgement was appealed but subsequently settled on August 5, 2022, in favor of the plaintiff with a final judgment of $3,012,011, including costs and expenses, of which $2,763,936 was settled by the release of a cash bond that Tenant previously deposited with the Court. The remaining amount of $248,075 was to be paid within nine months after the entry of the judgment. The Company has not paid this amount. In connection with the settlement of Simpsonville Action 1 an agreement allowed Tenant to transfer certain operations, including lease obligations, of the Simpsonville Facility that Tenant and Landlord terminated and permitted the Landlord to sell the Simpsonville Facility to a third party thereby limiting the future obligations under the lease. At September 30, 2023, the total outstanding amount owed for Simpsonville Action 1 is $313,298 and is recorded in Accrued Expenses on the Company’s condensed consolidated balance sheet.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Simpsonville Action 2 - The Landlord filed a second action on April 9, 2021 (“Simpsonville Action 2”), for claims similar to Simpsonville Action 1 including relief for payment of past due rent and reimbursement of taxes from October 2020 to the time of the trial in this action. The court granted a final judgment in this matter in favor of the Landlord on April 14, 2023, and assessed damages of $2,673,373. On September 14, 2023, the court entered an order (the “Judgment Enforcement Order”) requiring the turnover of non-exempt assets of the defendants Steve Person and James Walesa, Clearday’s CEO and the assets of Trident Healthcare Properties I, LP and the appointment of a receiver to enforce the summary judgement.  The Judgment Enforcement Order provides, in part, that “Nothing in this Order is intended to delay, hinder or disrupt the closing of the Viveon Merger.” The Judgment Enforcement Order also provides certain restrictions regarding the sale or transfer of the Clearday securities owned by Steve Person or James Walesa, providing in part that “Any liquidation of the Clearday shares by Receiver requires approval of this Court, after notice and hearing, or written agreement of the parties. Nothing herein, however, prevents the transfer of the shares under the expected merger so long as Defendant and the receivership estate retain their rights in such shares. No party, including Defendants, shall encumber the shares except as specifically provided herein.”

Under the structure used for the lease and operations of the Simpsonville Facility, Tenant is the direct obligor under the lease and another subsidiary of Clearday, Trident, is a guarantor of the lease obligations. Neither Tenant nor Trident have any material assets. We are assessing the exposure of these matters to Clearday, Inc. under these actions, including any liability under indemnification agreements with the individual guarantors. We attempted to negotiate a settlement of the summary judgement; however, such negotiations were not successful. At September 30, 2023, the total outstanding amount owed for Simpsonville Action 2 including post judgement interest is $2,769,303 and is recorded in Accrued Expenses on the Company’s condensed consolidated balance sheet.

Employment related taxes

Certain subsidiaries of the Company that operate hotel assets did not pay employment related taxes such as required withholdings for Texas State unemployment taxes and federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal unemployment tax for certain periods from December 31, 2018, to December 31, 2021. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has accrued the full estimated amount of the underpaid taxes as well as the estimated penalties and interest. As of September 30, 2023, the amount of the estimated taxes, penalties, and interest, assuming that there is no waiver or mitigation of the penalties, is $273,322. The Company has accrued this amount in its financial statements as of September 30, 2023.  The amount that was accrued in the condensed consolidated financial statements as of December 31, 2022, was $261,000.

Certain subsidiaries of the Company that operate its residential care communities have not paid employment related taxes such as required withholdings for federal income tax and employee and employer contributions for FICA (Social Security and Medicare) taxes, and federal and state unemployment tax from and after the payroll periods that ended September 16, 2022, to the date of this Report. These subsidiaries have since made the appropriate filings with the Internal Revenue Service and the Company has recorded the amount of the underpayment of approximately $1,241,180 and $527,000, as of September 30, 2023, and December 31, 2022, respectively including any taxes, penalties, and interest in “Accrued expenses” its condensed consolidated balance sheets. In connection with these matters, on August 3, 2023, the Internal Revenue Service issued a tax lien against MCA Management Company, Inc., a dormant and inactive subsidiary of Clearday, Inc. that does not have any assets. The Internal Revenue Service has indicated that it will commence enforcement action regarding this obligation.

Payroll related taxes

In the fourth quarter of 2021, certain subsidiaries of the Company did not remit payroll taxes related to the Earned Retentions Tax Credit (“ERTC”). The ERTC program permitted an offset for such obligations and was terminated during the fourth quarter with an effective termination date of September 30, 2021. As a result, the Company has recorded $1,418,098 in such payroll taxes in “Accrued expenses” its condensed consolidated balance sheet as of September 30, 2023. These subsidiaries have applied for certain tax credits, including ERTC and Families First Coronavirus Response Act. The Company expects to use such credits that will be applied to reduce these payroll tax liabilities. There is no assurance that any such tax credits will be received.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merchant advance loans

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,196, as summarized in Note 6 — Indebtedness. Eight of these financing parties have commenced actions alleging, among other matters, a breach of the MCA Agreement for non-payment and a breach of the guaranty by the applicable guarantors. These actions demand monetary damages that, in the aggregate, are approximately $1,403,863, plus other costs, fees and certain other amounts after taking into the effect of the action that has been discontinued without prejudice.

These actions are:

1.	Premium Merchant Funding 18, LLC v Memory Care at Good Shepherd LLC and James Walesa (a guarantor), filed in state court in Kings County, New York on August 19, 2022 (summary judgement in this matter was entered in favor of the plaintiff and such judgement was not appealed by us);
2.	Libertas Funding LLC v. Memory Care at Good Shepherd, LLC, et. al. including James Walesa (a guarantor), filed in state court in Monroe County, New York on August 24, 2022 (summary judgement in this matter was entered in favor of the Company’s subsidiary and such judgement was not appealed by us, and this judgement was entered in the State of Texas);
3.	Cloudfund LLC v MCA New Braunfels Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Nassau County, New York on August 29, 2022;
4.	Cloudfund LLC v MCA Naples Operating Company, LLC and James Walesa (a guarantor), filed in state court in Nassau County, New York on August 30, 2022 (summary judgement in this matter was entered in favor of the plaintiff and such judgement was not appealed);
5.	Swift Funding Source Inc. v MCA Naples Operating Company LLC et. al. including Christin Hemmens (a guarantor), filed in state court in Ontario County, New York on August 31, 2022;
6.	PIRS Capital, LLC v MCA Westover Hills Operating Company, LLC et. al. including James Walesa (a guarantor), filed in state court in New York County, New York on September 8, 2022 (this action was discontinued without prejudice on October 25, 2023);
7.	Prosperum Capital Partners, LLC dba Arsenal Funding v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Kings County, New York on September 28, 2022;
8.	Fox Capital Group, Inc. v MCA Westover Hills Operating Company LLC et. al. including James Walesa (a guarantor), filed in state court in Bexar County, Texas on October 25, 2022.

James Walesa is the Company’s Chief Executive Officer, Christin Hemmens is the Company’s VP of Education. Other than as set forth above, each of these actions are in the pleading or discovery stage of litigation.

Naples Equity Loan: The mortgage lender for the Naples, Florida facility commenced an action for nonpayment of the mortgage note (the “Benworth Action”). This litigation arises from the nonpayment under the mortgage and promissory note. The Benworth Action demands payment of the principal amount of the promissory note of $4,550,000 together with default interest, late charges, costs advanced, insurance advances, attorney’s fees and costs and seeks the Final Judgment of Foreclosure and such further relief as the court deems just and proper. The Benworth Action also seeks the amount from James Walesa, the Company’s Chief Executive Officer, under the personal irrevocable and unconditional guaranty, in favor of Benworth Capital Partners, LLC, of the obligations of MCA Naples under the mortgage and promissory note. A clerk’s default was entered against MCA Naples on May 15, 2023, and against Mr. Walesa on May 31, 2023. On July 5, 2023, MCA Naples filed a motion to set aside the default and the defaults were set aside. MCA Naples, LLC filed its Answer and Defenses. A Motion to dismiss the complaint was filed on behalf of Mr. Walesa and was set for a hearing on November 6, 2023. Plaintiffs filed a Motion for Summary Judgment which was denied on October 3, 2023. The mortgage lender amended their complaints on November 9, 2023, to, among other matters, include MCA Naples Operating Company, LLC, the operator of our Naples community, as a party that has an interest in the property. We and Mr. Walesa provided an answer to the amended complaint on November 28, 2023. A hearing for the summary judgment on the amended complaint has been scheduled for January 2024. We believe that the mortgaged property has a fair value that is significantly greater than the amount of the mortgage obligations and we intend to negotiate a forbearance or other modification of the mortgage, or refinance the mortgage obligations, or assist in a sale and modification of the mortgage note. There can be no assurance that any such transaction will be consummated on acceptable terms or at all.

The Company has been threatened with litigation by the law firm Rigrodsky Law, P.A. alleging unjust enrichment in connection with stockholder litigation commenced by such firm related to the AIU Merger and claiming damages of $200,000. This law firm alleges that the complaint filed caused material supplemental disclosures. The Company is assessing these allegations and expects to respond appropriately.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, from time to time, the Company becomes involved in litigation matters in the ordinary course of its business. Such litigations include nonpayment of accounts payable. Although the Company is unable to predict with certainty the eventual outcome of any litigation, the Company does not believe any of its currently pending litigation is likely to have a material adverse effect on its business.

Indemnification Agreements

Certain lease and other obligations of the Company are guaranteed in whole or in part by James Walesa and/or BJ Parrish and others who are related parties. The Company has agreed to indemnify and hold each such individual harmless for all liabilities and payments on account of any such guaranty. The lease obligations of the Company for four of its five MCA facilities, including the lease of the MCA community for the Simpsonville Facility. This is the facility that is the subject of litigation and judgement against certain of the Company’s subsidiaries. We have been fully indemnified by James Walesa for all obligations that the Company may incur with respect to an adverse judgement against the Company, including any post-judgement interest. Such indemnification by James Walesa is under an agreement dated as of July 30, 2020. Under such agreement, James Walesa is to receive a fee equal to 2% of the total amount payable by AIU or any of its subsidiaries which is payable in units of shares of the AIU Alt Care Preferred and Clearday Warrants at $10.00 per unit, which is the same as the cash payment for such units by third parties in the offering of such units by AIU Alt Care. If Mr. Walesa is required to make any payments under this indemnification, the Company will issue shares of AIU Alt Care Preferred and Clearday Warrants, at $10.00 per unit, for the amount of such payment.

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

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to Clearday shareholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Clearday shareholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted earnings per share calculation, the Company uses the “if-converted” method for preferred stock and convertible debt and the “treasury stock” method for Warrants and Options.

Following is the Company’s earnings per share calculation included in the condensed consolidated statements of operation,

	Nine Months	Three Months
	9/30/2023

Basic and diluted loss per share attributable to Clearday, Inc.
Net Income (loss)	(8,114,216)	(3,083,363)
Preferred stock dividends	(4,996,780)	(1,653,009)
Net (loss) attributable to common shareholders	(13,110,996)	(4,736,372)
Net (loss) attributable to non-controlling interest	(1,562,867)	(616,649)
Net loss available to Clearday shareholders	(11,548,129)	(4,119,723)
Earnings ( loss) per share attributable to Clearday, Inc.
Basic	(0.46)	(0.16)
Diluted
Weighted average common shares outstanding
Basic	25,162,174	26,097,002
Diluted	25,162,174	26,097,002

The following tables set forth the potentially dilutive shares that were anti-dilutive in their respective periods as the Company had net losses for the periods ended September 30, 2023, and 2022, respectively.

	For the Nine Months Ended
Dilution shares calculation	September 30,
	2023	2022
Series A Convertible Preferred Stock	328,925	328,925
Series F 6.75% Convertible Preferred Stock	4,311,048	4,797,052
Series I 10.25% Convertible Preferred Stock	1,365,640	320,657
Limited Partnership Units	99,038	99,038
Warrants	3,902,081	4,036,320
Bridge Notes	835,366	-
Total participating securities	10,842,098	9,581,992

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions

Debt and Guarantees

The Company’s indebtedness includes amounts loaned to us by executive management. In addition, the Company incurs debt that is personally guaranteed by certain executives, officers and directors for which they receive a guarantee fee. There is a guarantee fee agreement in place that details the amount of the fee as well as payment terms. The amount of the fee is capped at 2% of the amount of the outstanding note regardless of how many guarantors there are on the loan unless otherwise determined by the Company’s Board of Directors. The fee is paid 1% at the time of executing the agreement and 1% when the loan is paid off.

We owe (1) Richard Morris, our General Counsel, (i) for a loan in the amount of $344,969 including principal and; interest (ii) past due rent for robots of approximately $162,155 including interest; (2) James Walesa, our Chief Executive Officer, approximately $143,141 in loan guaranty fees, and approximately $47,065 for advances he made to the Company; (3) B.J. Parrish, our Chief Operating Officer $69,532 in loan guaranty fees; (4) Steve Persons, our shareholder $63,193 in loan guaranty fees; (5) Christen Hemmens, our V.P and Director of Education approximately $120,300 in unsecured short term non-interest-bearing debt and $14,000 for loan guaranty fees. (6) Kelly Rio, a shareholder and former employee $16,000 for a loan that she made to the Company

Cibolo Creek Partners, LLC (“Cibolo Creek”) and its affiliate Round Rock Development Partners, LP (“RRDP”) prior to December 31, 2018, made loans to us under revolving credit notes that bear interest at the then applicable federal rate and are payable on demand or other date specified by such lender. In December 2018, AIU acquired businesses affiliated with Cibolo Creek. As of September 30, 2023, AIU Sixth Street, Cibolo Creek and Round Rock were owed $0, $408,223 and $500,000 respectively, by the Company. As of December 31, 2022, AIU Sixth Street, Cibolo Creek and Round Rock were owed $49,493, $517,678 and $500,000 respectively, by the Company. These amounts are included in Note 6 – Indebtedness.

During the first two quarters of 2023 we used the services of Galleros Robinson, LLP, a CPA and advisory firm, for certain accounting services. Richard Levychin is a partner of this firm and member of our audit committee. We had accounts payable in the amount of $27,500 and $10,500 at September 30, 2023 and December 31, 2022. respectively. We made no payments to this firm during the nine months ended September 30, 2023, and paid this firm approximately $37,500 during 2022.

Thinktiv

Clearday has engaged Thinktiv, Inc. to provide services under the terms of a previously reported Services Agreement dated as of March 6, 2019, by and between Thinktiv, Inc. and Clearday Operations, Inc. During the third quarter of 2023 we incurred approximately $937,500 of fees to this related party and expect to incur the same amount in the fourth quarter of 2023. Approximately 25% of these fees are accrued as intangibles as described in Note 4.

Stockdale Financing.

On May 22, 2023, Stockdale Associates, Ltd. (“Stockdale”), a wholly owned subsidiary of Clearday, Inc. entered into a sales transaction with James Walesa, the Chief Executive Officer of the Company, for land of approximately 1.5 acres owned by Stockdale located in the city of Stockdale, Texas (the “Stockdale Property”). The aggregate purchase price for the Stockdale Property was approximately $155,925. Mr. Walesa used the Stockdale Property to obtain mortgage financing from a third party (the “Stockdale Mortgage Loan”). Stockdale may repurchase the Stockdale Property at any time upon payment to Mr. Walesa of $175,000, plus interest on such an amount at a rate of 10.9% annually based on a 360-day year, less $19,075. Stockdale is required to pay Mr. Walesa the approximate sum of $1,590 per month commencing July 1, 2024, and pay all other amounts required under the Stockdale Mortgage Loan and all amounts including property taxes, required for the ownership of the property. The Stockdale Mortgage Loan matures, and the Stockdale’s repurchase right terminates, on September 1, 2028. A $5,925 gain on the sale of the Stockdale property was recognized and included in Gain/loss on disposal of assets on our condensed consolidated financial statements.

Viveon Merger

We have agreed to invest approximately 48% of the net proceeds from advances of the issuance of our Bridge Notes with Viveon. As of September 30, 2023, we have invested $1,042,260 of such net proceeds in Viveon under the terms of a promissory note issued by Viveon (the “Viveon Note”). We have subsequently invested $732,762 as of December 8, 2023, for a total investment of $1,775,023. We made this investment in Viveon to pay a portion of Viveon’s working capital expenses incurred in anticipation of the Viveon Merger. Because the indebtedness under this Viveon Note will be eliminated in the Viveon Merger or likely uncollectible in the event the Viveon Merger is not closed because we do not have the right to any of Viveon’s assets in their trust account, which is their only asset, we have recorded reserve against the full amount of such investment. We have also amended the terms of the Viveon Merger Agreement to, among other matters, increase the number of shares of Viveon common stock that will be issued in the Merger to increase the valuation of Clearday to $500 million based on, among other factors, the demonstrated benefits of Clearday’s Longevity Tech Platform.

10. Equity (Deficit)

Accumulated Deficit

As of September 30, 2023, we have an accumulated deficit of $86,222,414. During the period ended September 30, 2023, we had a net loss from operations of $8,114,216. For the year ended December 31, 2022, we had a net loss from operations of $14,462,738.

Preferred Stock

The Company has 10,000,000 authorized shares of Preferred Stock at a par value of $0.001.

The Company has 2,000,000 authorized shares of Series A Convertible Preferred Stock at a par value of $.001, of which 328,925 shares were issued and outstanding at September 30, 2023, and December 31, 2022. Except for a preference on liquidation of $0.01 per share, each share of Series A Preferred Stock is the economic equivalent of ten twelfths of a share of common stock into which it is convertible. Except as required by law, the Series A Preferred Stock will not have any voting rights. The liquidation value of the Series A Convertible Preferred Stock is $329 at September 30, 2023, and December 31, 2022,

Common Stock

The Company has 80,000,000 authorized shares of Common Stock with a par value of $0.001 per share. At September 30, 2023 and December 31, 2022 there were 26,155,305 and 20,805,448 shares issued and outstanding, respectively.

Liquidation Preference - In the event of the Company’s liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all the Company’s debts and other liabilities and the satisfaction of any liquidation preferences that may be granted to the holders of any then outstanding shares of preferred stock.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rights and Preferences - Holders of common stock have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock, which the Company may designate and issue in the future.

Voting Rights - Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s amended and restated certificate of incorporation and amended and restated bylaws do not provide for cumulative voting rights. Because of this absence of cumulative voting, the holders of most of the shares of common stock entitled to vote in any election of directors can elect all the directors standing for election, if they should so choose. In addition, the Company’s amended and restated certificate of incorporation also provides that the Company’s directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the consolidated voting power of all the Company’s stockholders entitled to vote on the election of directors, voting together as a single class.

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

Restricted Stock - During the third quarter of 2023, we did not issue any shares of our common stock to consultants.

Registered Shares - During the third quarter of 2023, we issued approximately 139,457 shares of common stock upon the conversion of our Series F Preferred stock. Such shares were registered under our prior registration statement.

Stock Options - On September 30, 2023, we continued to have the two active equity award option plans, the 2003 Equity Incentive Plan and the 2013 Equity Incentive Plan (collectively, the “Stock Option Plan”). Although we can only grant new options under the 2013 Equity Incentive Plan. Under our Stock Option Plan, stock awards were made to our former directors, key employees, consultants, and non-employee directors and consisted of stock options, restricted stock awards, performance awards, and performance share awards. Stock options were granted at prices no less than the market value on the date of grant. There were no stock options that were exercisable on September 30, 2023, and there were no stock options exercised during the nine and twelve months ended September 30, 2023, or December 31, 2022.

Stock Compensation - At September 30, 2023, there was no unamortized stock compensation.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The Company has three separate types of warrants that are outstanding:

●	warrants that were granted and outstanding by Superconductor Technologies Inc. (“STI”) prior to the September 9, 2021, effective date of the previously disclosed merger with Allied Integral United, Inc (“AIU” the “AIU Merger”).;
●	warrants assumed by the Company that were granted by AIU prior to the effective date of the AIU Merger; and
●	warrants that were issued by the Company after the AIU Merger.

The following is a summary of such outstanding warrants at September 30 2023:

Warrants (“STI Warrants”) issued by STI prior to September 9, 2021, the effective date of the AIU Merger.

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date
Warrants related to May 2019 financing	5,518	5,518	$26.96	May 23, 2024
Warrants related to October 2019 financing	100,719	100,719	$5.39	October 10, 2024
Warrants related to October 2019 financing	14,336	14,336	$6.74	October 8, 2024

Warrants that were issued by Clearday Operations, Inc. prior to the effective date of the AIU Merger:

	Common Shares
	Total	Currently Exercisable	Exercise Price per Share	Expiration Date

Warrants issued in connection with financings *	3,281,508	3,281,508	$5.00	November 15, 2029
Warrants issued to a consultant ^	500,000	500,000	$11.00	August 10, 2026

*	Two of our subsidiaries have preferred securities that are classified under GAAP as Non-Controlling Interest: (1) the preferred stock designated as the Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share of AIU Alt Care (the “Alt Care Preferred Stock”); and (2) the preferred limited partnership interests of Clearday OZ Fund (the “Clearday OZ LP Interests”). As of September 30, 2023, there are 1,376,118 warrants that were issued by Clearday to investors in the Alt Care Preferred Stock and the Clearday OZ LP Interests that may be exercised for an aggregate of 3,281,508 shares of the Company’s Common Stock. The exercise price per share for each is $5.00 per share, subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

^	The Company also has a warrant issued to a consultant representing 500,000 shares of the Company’s Common Stock at an exercise price of $11.00 per share, which may be paid by customary cashless exercise. Such warrant is subject to adjustment for specified fundamental transactions such as stock splits, reverse stock splits and stock combinations.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued by Clearday, Inc. to Lenders after the effective date of the AIU Merger:

Each of the following warrants (“Lender Remedy Warrants”) were issued in connection with a financing arrangement and provides that the warrant may only be issued upon an event of default under the related promissory note.

	Common Shares
	Outstanding	Exercisable	Exercise Price	Maturity Date
Related to the January 12, 2023, Financing (Mast Hill LP)	1,134,000	-	$0.75	5 years after Trigger Date*
Related to the September 30, 2022, Financing (Mast Hill LP)	472,500	-	$0.75	5 years after Trigger Date*
Related to the July 1, 2022, Financing (Mast Hill LP)	900,000	-	$0.50	5 years after Trigger Date*

*	Trigger Date is defined as the date of an Event of Default under the promissory note related to the financing in which this warrant was issued, which default has not been waived.

The additional warrants were also issued to lenders:

	Common Shares

Related to the February 17, 2023, Financing (Jefferson Street Capital LLC)	225,000	225,000	$0.75	March 16, 2028
Related to the January 12, 2023, Financing (Mast Hill LP)	851,000	851,000	$0.75	February 14, 2028

Derivative Calculation

During the period ended September 30, 2023, the Company calculated the fair value of the warrants outstanding based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance ranging from $0.75 to $0.85; risk-free interest rates ranging from 3.53% to .474.06%; volatility ranging from 183% to 187% based on the historical volatility of the Company’s common stock; exercise prices ranging from $0.50 to $0.75; and terms of sixty months.

CLEARDAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Controlling Interest

In November 2019, a certificate of incorporation was entered into by AIU Alt Care for Series I 10.25% cumulative convertible preferred stock, par value $0.01 per share that authorizes the issuance of 1,500,000 shares of preferred stock and 1,500,000 of common stock and designated 700,000 as Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value equal to the Series I Preferred Stock original issue price. For the nine months ended September 30, 2023, and 2022, there was no amount invested in AIU Alt Care.

In October 2019, AIU Alt Care formed AIU Impact Management, LLC and they formed Clearday OZ Fund, which is managed by AIU Impact Management, LLC, as the general partner. For the three months ended September 30, 2023, and 2022, there was no amount invested in Clearday OZ Fund.

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

Non-Controlling Interest Loss Allocation

The Company applied ASC 810-10 guidance to correctly allocate the percentage of loss attributable to the NCI of each company. For the period ended September 30, 2023, and 2022 the loss for AIU Alt Care is as follows:

	Net Loss		Net Loss Attributable to NCI
	Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
AIU Alt Care	(114,080)	-	(112,940)	-
Clearday OZ Fund	(1,464,573)	(354,438)	(1,449,927)	(350,894)
Total	(1,578,653)	(354,438)	(1,562,867)	(350,894)

Cumulative Convertible Preferred Stock and Limited Partnership Interests in Subsidiaries (NCI)

At September 30, 2023, 89,700 shares of AIU Alt Care Preferred Stock were outstanding and 244,473 units of Clearday OZ LP Interests were outstanding. For the nine months ended September 30, 2023, no additional shares of AIU Alt Care Preferred Stock or Clearday OZ LP Interests were issued.

The terms and conditions of the Alt Care Preferred Stock and the Clearday OZ LP Interests allow the investors in such interests to exchange such securities into the Company’s common stock at the conversion price equal to 80% of the 20 consecutive day volume weighted closing price of the Common Stock of Clearday preceding the conversion date.

Dividends on the Alt Care Preferred Stock and preferred distributions on the units of limited partnership interests in Clearday OZ Fund are at each calendar quarterly month end at the applicable dividend rate (10.25%) on the original issue price of the Alt Care Preferred Stock or the units limited partnership interests. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors or the general partner, or (b) by issuing Dividend Shares equal to the aggregate accrued dividend divided by the Series I Original Issue Price. Dividends, if noticed to the Holder, will be payable after the Dividend Payment Date. Accrued dividends totaled $409,692 for the nine-month period ended September 30, 2023.

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

11. Mezzanine Equity

The Company has 5,000,000 authorized shares of Series F 6.75% Convertible Preferred Stock at a par value of $0.001 per share, of which 4,311,048 and 4,797,052 shares were issued and outstanding as of September 30, 2023, and December 31, 2022.

Pursuant to the Certificate of Designations of Series F Convertible Preferred Stock, upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation (“Liquidation Event”), including any Deemed Liquidation Event, as defined in the Certificate of Designations and unless otherwise determined by the majority of the holders of the Series F Convertible Preferred Stock that a transaction is not a Deemed Liquidation Event, the holders of then outstanding Series F Convertible Preferred Stock shall be entitled to be paid a liquidation preference (“Preference Amount”) out of the assets of the Company available for distribution to its stockholders equal to the original issue price plus any accumulated and unpaid dividends. As the payment of this Preference Amount is not solely within the control of the Company, the Series F Convertible Preferred Stock does not qualify as permanent equity and has been classified as mezzanine equity. The Series F Convertible Preferred Stock is not redeemable, and it was not probable that there would be a Liquidation Event as of September 30, 2023. Therefore, the Company is not currently required to accrete the Series F Convertible Preferred Stock to the aggregate liquidation value.

Dividends and Distributions

For the nine-months ended September 30, 2023, and 2022, the Company accrued dividends for the 6.75% Series F Convertible Preferred Stock in the amount of $4,996,780 and $4,941,921 respectively.

12. Subsequent Events

We evaluated subsequent events and transactions occurring after September 30, 2023, through the date of this Report to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting none other than the following.

Leander Property Sale

Stearns Bank National Association (the “Mortgage Lender”), for the property (“Leander Property”) owned by Leander Associates, Ltd., (“Leander”), a Texas limited partnership that is a consolidated subsidiary of Clearday, Inc., has commenced litigation regarding the nonpayment of a mortgage loan obligations of approximately $875,000 seeking repayment of the mortgage loan of $805,000 due February 10, 2023, and additional amounts including interest and late fees. Leander and the mortgage lender entered into a Forbearance Agreement as of May 22, 2023, and the first amendment thereto dated September 8, 2023, that, among other matters, provided a forbearance period and extended the maturity of the mortgage loan to October 21, 2023, and requires certain payments to the mortgage lender, including monthly installment payments to the mortgage lender of all accrued, unpaid interest starting on September 15, 2023, and continuing on the same day of each month thereafter until the New Maturity Date (as defined below) with interest calculated on the unpaid principal balance as set forth in the note. The mortgage loan under the forbearance agreement, as amended, provides that the mortgage lender deferred certain past-due interest to the extended maturity date of October 21, 2023. The Leander Property was sold on October 17, 2023, at a contract sales price of $1,750,000 which is more than the amounts owed to the Mortgage Lender and the other financing we owed to KOBO LP with respect to the Leander Property. The net proceeds to Clearday from the sale of the Leander Property were approximately $5,836 after giving effect to the payments to the Mortgage Lender, existing financing to KOBO LP and other financings of such proceeds, transaction brokerage fees and other costs of approximately $155,418. From the sale of the Leander Property the Mortgage Lender was paid $880,626 including penalties and interest. KOBO LP was paid $708,120 for amounts owed to them including expense reimbursement.

Extinguishment of Indebtedness - Merchant advance loans

PIRS Capital, LLC, a financing party, commenced legal actions (PIRS Capital LLC v MCA Westover Hills Operating Company, LLC et. al. including James Walesa (a guarantor), filed in state court in New York County, New York on September 8, 2022) alleging, among other matters, a breach of the MCA Agreement for non-payment and a breach of the guaranty by the applicable guarantors. However, this action was discontinued without prejudice on October 25, 2023. PIRS Capital, LLC has dismissed its lawsuit and the related indebtedness in the amount of $144,659 listed as a Merchant Cash Advance Loan in Note 6 — Indebtedness has been extinguished.

Additional Financings

Bridge Financings - Through December 8, 2023, we incurred additional financings of a gross amount of $1,575,000 as advances from the issuances of the Bridge Notes described in Note 6 — Indebtedness, of which we shared $732,762 with Viveon pursuant to the arrangement described in Note 9 — Related Party Transactions – Viveon Merger.

Modification of Indebtedness

The Company modified the indebtedness owed to Invesque and to AGP as summarized in Note 6 - Indebtedness.

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

Overview

We provide technologies and innovative care solutions to address the global aging crises. We have used our extensive experience in senior care, including owning and operating high-performing residential care facilities in the most challenging senior care venues (Memory and Alzheimer’s treatment), to develop our purpose-built longevity-tech platform for the estimated 170 million Americans turning 50 by 2030. Our longevity-tech platform intentionally moves our focus from a facility-driven real estate business to a healthcare technologies business that is designed to capture the massive unmet senior care need. We believe that the currently available longevity-tech solutions do not address this significant market and that we are able to modernize the nearly 54,000 U.S. daily care, skilled nursing, and long-term care facilities.

During the first nine months of 2023, we:

●	entered into a merger agreement with Viveon Health Acquisition Corp., a Delaware corporation (“Viveon” “Viveon Merger Agreement”), that is a special purpose acquisition corporation (“SPAC”) that has its shares of common stock listed on the New York Stock Exchange (“NYSE”), and amended the Viveon Merger Agreement that increased our valuation for the Viveon Merger;
●	exited from three of our four residential care facilities and limited our financial investment in the capital-intensive residential memory care businesses by terminating our leases in these three facilities that were operated through our Memory Care America LLC subsidiary (“MCA”, “MCA Facilities”. “MCA Facility Leases”); and
●	Worked to expand our Adult Day Care business.

The termination of the MCA Facility Leases has improved our financial operations and cash flows, primarily by reducing our operating losses and debt that was required to fund such losses.

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

Results of Operations

Prior to exiting three of our four MCA Facilities on March 31, 2023, our operating revenues were predominately from our MCA Facilities and adult day care center. After March 31, 2023, our operating revenues were primarily from our Naples residential care community (“Naples Community”) and our San Antonio Adult Daycare center. Our Naples Community earns revenue from its communities primarily by providing services to individual residents for a specified monthly fee, which fee includes all services such as room, meals, programs, respite care, and to a lesser extent, certain community fees for a resident to move into a facility. All of the revenues from our Naples Community are “private pay” which are charged directly to the resident and paid by such individual’s family or administrator. Residents may terminate services upon advance notice of a specified period. A portion of our revenues were from our adult day care business. Our adult day care service earns revenues primarily by providing services to individual clients for weekday sessions, which includes activities. Revenues from our adult day care service include private pay customers, but primarily include payments made to us through an adult day program sponsored by the United States Department of Veterans Affairs (VA) on behalf of veterans who qualify.

Our operating expenses are primarily the expenses of our Naples Community, adult day care and our Longevity-Tech Platform. Expenses incurred by our Naples Community are primarily wages and benefits, wage-related expenses; operating expenses, including utilities, housekeeping, dietary, maintenance, regulatory requirements, insurance and administrative costs and salaries; lease expenses which ended effective March 31, 2023; other general and administrative expenses; depreciation and amortization expense on buildings and furniture and equipment; and interest expenses for loans and other financings related to our Naples residential care community and the other communities we held prior to March 31, 2023.

Operating Summary for the Three-Months Ended September 30, 2023, and 2022

Revenues. Revenues decreased by approximately 73% or $2.2 million to approximately $0.8 million during the quarter ended September 30, 2023, from approximately $3.1 million during the quarter ended September 30, 2022, primarily due to lower revenues reflecting the Community Leases that we terminated effective March 31, 2023, offset by an increase of revenues during such period from our adult day care center of approximately 186% or approximately $0.1 million to approximately $0.2 million, offset to a smaller extent, decreased commercial property rental income during this period due to the sale or other disposition of commercial properties. During the second quarter of 2023, we significantly increased the daily rate charged at our adult day care community due in large part to the deployment of our longevity-tech platform and accepting clients that require greater attention and care. In the third quarter of 2023, we deployed our longevity-tech platform at our Naples memory care community and began to increase rates at that community which we expect will enable better operating results in future periods.

Operating Expense. Operating expenses decreased by approximately 57% or approximately $3.5 million to approximately $2.6 million during the quarter ended September 30, 2023 due to (1) lower wages and general operating expenses of approximately 88% or approximately $3.8 million resulting primarily from lower employee wages and related expenses related to the reduction of resident care staff at the terminated Community Leases, offset in part by increased wages and related expenses due to an increase in executives and staff developing and marketing our Longevity-Tech Platform, and (2) lower selling, general and administrative expense of approximately 47% or approximately $0.7 million resulting primarily from changes in personnel reflecting our pivot to a longevity technology company and reduced professional and consulting fees and (3) approximately $0.3 million decrease of accrued expenses due to an adjustment related to certain contingencies. These decreases were offset by (1) a $0.7 million increase in expenses incurred by us for corporate strategy and strategic marketing including corporate narrative and brand development as well as the review of strategic partner opportunities as described in Note 9 to the financial statements included in this Report; (2) a $0.2 million or 169% increase in insurance expense; 3) a $0.3 million increase in bad debt expense related to the full reserve of a receivable recorded for reimbursement of expenses whose collectability is uncertain.

Operating loss. We reduced our net operating loss by approximately 42% or approximately $1.3 million during the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, primarily by reducing our total operating expenses offset by a decrease in total revenues, discussed above.

Other (income) Expenses. Other income decreased (other expense increased) during the third quarter of 2023, to approximately $1.3 million of other expenses from approximately $2.4 million of other income. This is an approximate $3.7 million or 154% increase in other expenses (decrease in other income). This change is primarily related to a 44% increase in interest expense because we incurred a higher interest rate for defaulting on our indebtedness, a $0.7 million increase in loss on debt impairment for the reserve of the Viveon Note, a $1.6 million decrease in gain on extinguishment of debt as no gain was recognized in the third quarter of 2023, and a $1.9 million increase in other expense (decrease in other income). These items are further discussed below.

Interest expense. Interest expenses increased by approximately 44% or approximately $0.5 million to approximately $1.5 million during the quarter ended September 30, 2023, from $1.0 million during the quarter ended September 30, 2022. The increase in interest expense resulted from higher interest rates charged, including default interest rates and other fees and expenses arising from defaults, primarily the Bentworth Action and, to a smaller extent, the mortgage loan on the Leander Property and a greater interest rate related to the mortgage on our headquarters property. The amount of interest expense does not include any accrual of interest for unpaid interest under the MCA Agreements, each of which are not being paid by us. See Item 3 Legal Proceedings.

Fair value of derivatives. In the third quarter of 2023 we recognized an approximate $1.0 million gain arising from the fair value of derivate liabilities. We expect our gains or losses arising from derivative liabilities to increase or decrease as we continue to raise capital through issuing additional Bridge Notes. We did not recognize any gains or losses from derivative liabilities in the third quarter of September 2022.

Gain on debt extinguishment. We did not extinguish any debt in the third quarter of ended September 2023. However, during the three months ended September 2022 we recognized a gain of approximately $1.6 million after we extinguished some of our debt.

Loss on impairment of debt. During the three months ended September 2023, we recognized an approximate $0.7 million loss on impairment of debt arising from our fundings to Viveon through the Bridge Notes described in Part I, Item 1, Note 9- Related Party Transactions. We did not impair any debt in the third quarter of September 2022.

Other (income) Expenses. Other income decreased (other expenses increased) by approximately $1.9 million or 107% in the third quarter of 2023 compared to the third quarter in 2022 to $0.1 million of other expenses in 2023 from of $1.8 million of other income in 2022. These changes were due to various miscellaneous entries made to adjust and correct accounting balances.

Operating Summary for the Nine Months Ending September 30, 2023, and 2022

Revenues. Revenues decreased by approximately 53% or $4.9 million to approximately $4.5 million during the nine months ended September 30, 2023, from approximately $9.4 million during the same period ending September 30, 2022, primarily due to lower revenues from the Community Leases that we terminated effective March 31, 2023, offset by an increase of revenues during such period from our adult day care center and, to a smaller extent, increased commercial property rental income during this period. The decrease was less of a percentage during the nine-month period compared to the three-month period ended September 30, 2023, primarily because we operated the Community Leases for one third of this nine-month period. During the second quarter of 2023 we significantly increased the daily rate charged at our adult day care community due in large part to the deployment of our longevity-tech platform and accepting clients that require greater attention and care. In the beginning in the second and continuing in to the third quarter of 2023, we also deployed our longevity-tech platform at our Naples memory care community and began to increase rates at that community which we expect will enable better operating results in future periods.

Operating Expenses. Operating expenses decreased by approximately 46% or approximately $8.2 million to approximately $10.0 million during the nine months ended September 30, 2023, from approximately $18 million during the same period ended September 30, 2022, primarily due to (1) lower wages and general operating expenses of approximately 61% or approximately $8.1 million resulting primarily from lower employee wages and related expenses related to the reduction of resident care staff at the terminated Community Leases offset in part by increased wages and related expenses due to an increase in executives and staff developing and marketing our Longevity-Tech Platform; (2) lower selling, general and administrative expenses of $0.7 million or 22%; (3) lower healthcare insurance expense of approximately 54% or approximately $0.6 million resulting primarily from changes in personnel reflecting our pivot to a longevity technology company and reduced professional and consulting fees and (4) approximately $0.3 million decrease of accrued expenses due to an adjustment related to certain contingencies. These decreases were offset by (1) a $0.7 million increase in expenses incurred by us for corporate strategy and strategic marketing including corporate narrative and brand development as well as the review of strategic partner opportunities as described in Note 9 to the financial statements included in this Report; (2) a $0.5 million increase in bad debt expense primarily related to the full reserve of a receivable recorded for reimbursement of expenses whose collectability is uncertain; and (3) a $0.2 million or 37% increase in depreciation and amortization expenses primarily due to amortization being recorded for part of our Longevity Tech Platform being placed into service at the beginning of 2023.

Operating loss. We reduced our net operating loss by approximately 39% or approximately $3.3 million during the nine months ended September 30, 2023, compared to the same period ended September 30, 2022, primarily by reducing our total operating expenses offset by a decrease in total revenues of discussed above.

Other (income) Expenses. Other income decreased (other expenses increased) during the nine months ended September 30, 2023, to approximately $2.9 million of other expenses from approximately $2.9 million of other income or approximately 198% This $5.8 million decrease in other income (or increase in other expenses) is due to the explanations below.

Interest expense. Interest expenses increased to $3.9 million during the nine months ended September 30, 2023, from $1.9 million during the same period ended September 30, 2022, or approximately $2.0 million or 103%. Interest expense during the nine months ended September 30, 2023, was primarily related to debt incurred, including the note payable to Invesque on March 31, 2023, and higher interest rates charged, including default interest rates and other fees and expenses arising from defaults, primarily the Benworth Action and, to a smaller extent, the mortgage loan on the Leander Property and a greater interest rate related to the mortgage on our headquarters property. The amount of interest expense does not include any accrual for unpaid interest under the MCA Agreements, each of which are not being paid by us. See Item 3 Legal Proceedings.

PPP loan forgiveness. We recognized income or a gain of approximately $1.0 million when our PPP loan was forgiven during the nine months ended September 30, 2022. There was no such amount recognized in the nine months ended September 30, 2023, thus contributing to the period over period decline in other income.

Derivative financing costs. Derivative financing costs including the fair value of derivatives of approximately $1.1 million, net expense contributed to the increase in other expenses. These same expenses were not recognized in 2022,

(Gain) loss on debt extinguishment. For the nine months ended September 30, 2023, we recognized a loss on extinguishment of debt of approximately $0.7 million compared to us recognizing a gain on debt extinguishment of $1.6 million. This contributed approximately $2.3 million or 140% to the increase in other expenses or decline in other income.

Loss on impairment of debt. During the nine months ended September 30, 2023, we recognized $1.0 million of expenses related to the impairment of debt arising from our fundings to Viveon through the Bridge Notes described in Part I, Item 1, Note 9 - Related Party Transactions. No such impairment was applicable in the nine months ended September 30, 2022. This contributed to the increase in other expenses or decline in other income.

Gain on Termination of lease. During the nine months ended September 30, 2023, we recognized a $4.3 million gain related to the termination of lease obligations related to our Community Leases that were terminated in March of 2023. This entire amount was an increase in other income and offset the overall increase in other expenses or decline in other income for the 2023 versus 2022 nine-month comparison.

Other (income) Expenses. Other income decreased (other expenses increased) during the nine months ended September 30, 2023, to approximately $0.4 million of other expenses from approximately $2.2 million of other income or approximately 119%. This $2.6 million decrease in other income (or increase in other expenses) is due to various miscellaneous entries made to adjust and correct accounting balances.

Government Programs

We participated in and therefore expect additional cash payments under the Employee Retention Tax Credit (“ERTC”) program. We have applied for payments under the Families First Coronavirus Response Act (the “FFCRA”), as amended by the COVID-related Tax Relief Act of 2020 and expect to utilize the federal tax credits available under the federal Work Opportunity Tax Credit (WOTC). The amount of savings under WOTC is subject to the hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve-month period up to worker maximum by targeted category. We did not have any PPP Loan Forgiveness in the nine months ended September 30, 2023, compared to approximately $1 million of PPP Loan Forgiveness received in the nine months ended September 30, 2022.

Contractual Obligations and Commitments

See the “Commitment and Contingencies” section within Note 7 — Commitments and Contingencies of the condensed consolidated financial statements within this Report, which information is incorporated herein by reference.

We entered into the Lease Transition Agreement to terminate the Community Leases as described in Note 5 — Leases. We amended this agreement on September 8, 2023, effective July 31, 2023. This agreement required us to pay an approximate total of $3.5 million of which $300,000 was payable on July 31, 2023. We paid $50,000 of this amount on July 31, 2023, and under the amendment were required to pay the remaining $250,000 on September 30, 2023. The Lease Transition Agreement has been amended as described in Note 6 - Indebtedness. Our obligations under this agreement are in default as of January 2, 2024. We expect to continue to negotiate a further extension of the payment dates for such obligations. There can be no assurance that any such negotiations will conclude with an amendment or extension of terms that are acceptable or at all.

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

We had no restricted cash at September 30, 2023. Restricted cash at December 31, 2022, included cash that Clearday deposited as security for obligations arising from property taxes, property insurance and replacement reserve Clearday is required to establish escrows as required by Clearday’s mortgages and certain resident security deposits.

We have continued to sustain significant operating losses and have used cash raised from issuing securities and debt, including convertible debt, to fund such losses. We expect to continue to incur losses until we can realize revenues from our longevity-tech platform. However, we expect to have lower operating losses going forward primarily because of the termination of the Community Leases under the Lease Transition Agreement, offset in part by our incurrence of expenses incurred by us for corporate strategy and strategic marketing including corporate narrative and brand development as well as the review of strategic partner opportunities as described in Note 9 to the financial statements included in this Report.

Our existing liquidity will likely not be sufficient to fund our operations, including payroll, anticipated capital expenditures, working capital, and other financing requirements for the foreseeable future. We may require more financing than anticipated, especially if our planned sales or revenues of our longevity-tech platform are delayed or the closing of the Viveon Merger is further delayed.

We expect our operating working capital needs to be less after the termination of the Community Leases under the Lease Transition Agreement as we will not incur the cash losses incurred in operating these communities, offset in part because of the amounts payable under the Lease Transition Agreement which is funded through a note that we issued to the landlord. The annualized operating loss for the three-month period ended September 30, 2023, was approximately $4.4 million compared to the annual operating loss for 2022 of $11.9 million, an improvement of approximately 63%. Our annualized revenues for the three-month period ended September 30, 2023, was approximately $3.3 million compared to the annual revenues for 2022 of approximately $12.5 million, a decrease of approximately $9.2 million or approximately 73%. The Lease Transition Agreement has been amended as described in Note 6 - Indebtedness. Our obligations under this agreement are in default as of January 2, 2024. We expect to continue to negotiate a further extension of the payment dates for such obligations. There can be no assurance that any such negotiations will conclude with an amendment or extension of terms that are acceptable or at all.

As discussed in Note 6 — Indebtedness, we have loans and other indebtedness that are in default. The lenders may exercise remedies including the sale of assets in a foreclosure process. We expect to negotiate a deferment of payment obligations with these lenders and a payment plan that may be funded, in part, by the sale of our securities, including the Bridge Financings. There can be no assurance that we will be able to defer such payment obligations on acceptable terms, or at all, or that we will raise sufficient additional funds on acceptable terms, or at all.

We have undertaken certain actions in our Naples residential care community and our San Antonio adult daycare community including increasing rates and expect that will lower our operating working capital deficit. We increased our resident fees in the Naples community in July and expect to continue to increase the rates, in large part, because of the incorporation of the Longevity-Tech Platform. We are planning to open additional adult daycare centers that we believe will generate net operating income, however, our ability to open such additional centers will depend on our ability to raise additional financings. There can be no assurance that any such additional financing will be available on acceptable terms or at all. Additionally, executive management of our Naples residential care community have tendered their resignation during December 2023. We expect to incur additional costs to recruit a new executive team and expect to incur a period of lower resident occupancy until the new management team is onboard and effective, which will likely increase our operating loss at this community during the later part of the fourth quarter of 2023 and during the first quarter of 2024.

We will incur ongoing and recurring expenses associated with professional fees for accounting, audit, legal, and other expenses in connection with filing our annual and quarterly reports on forms 10-K and 10-Q with the Securities and Exchange Commission (“SEC), proxy statements, the Viveon Merger and other filings under the Exchange Act. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

We continue to take actions to close the Viveon Merger and expect that Viveon will be in a position to make the requisite registration statement and proxy filings for the Viveon Merger.

We also have incurred certain bridge financings that are due and payable in January, 2024. We do not expect to have sufficient funds to repay these obligations which will incur additional interest of 2% per month and expect to enter to negotiate with the holders of these obligations an amendment or waiver to extend the maturity date. There can be no assurance that any such negotiations will conclude with an amendment or extension of terms that are acceptable or at all.

Cash Flows from Operating Activities

During the nine-months ended September 30, 2023, and 2022, our operating activities primarily consisted of revenue from our residential and adult daycare communities and payments or accruals for employees and other operating expenses and payment of some of our liabilities.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2023, our investing activities were related to our investment in Viveon which enabled Viveon to pay certain operating and merger related expenses and costs.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2023, and 2022, our financing activities consisted of transactions in which we raised proceeds through the issuance of debt or equity securities. During the nine-months ended September 30, 2023, we raised proceeds primarily from the issuance of debt to institutional lenders and the advances or subscriptions for Bridge Financings in the aggregate amount of $4.3 million, we repaid outstanding indebtedness in the aggregate amount of approximately $1.1 million. Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2022, which consisted primarily of net proceeds received from Invesque, Bridge financings, and the loans from other corporate and institutional lenders offset by payments of indebtedness.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if a different judgment or estimate were made, materially affect our reported financial position, results of operations, or cash flows, see Note 2– Critical Accounting Policies and Estimates” in the notes to our condensed consolidated financial statements included in this Report.

During the three months ending September 30, 2023, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Report.

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

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather has had and may continue to have an adverse effect on certain senior living communities the Company operates. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires may have an adverse effect on the senior living communities the Company operates. The Company mitigates these risks by procuring insurance coverage which the Company believes is adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on the Company’s financial results. The Company’s properties have not experienced any material damage due to significant storms such as unusual freezes in Texas or Florida hurricanes. However, we have experienced increased property insurance rates after certain severe weather events and such increases may continue. Additionally, changes in the severity and frequency of adverse weather arising from climate change may impact our ability to deliver services at our Adult Daycare center due to closings which would reduce our revenues and increase costs during periods of severe weather events due to inability of staff to report to work and other factors.

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

Remediation Plan. The Company has instituted efforts to remediate these concerns and enhance the Company’s internal control environment to remediate these issues by the end of the year. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses and cause the Company to fail to meet the Company’s periodic reporting obligations or result in material misstatements in the Company’s financial statements. The Company may also be required to incur costs to improve its internal control system and hire additional personnel. This could negatively impact the Company’s results of operations.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below. We increased the number of our financial and accounting staff and remediated or mitigated certain internal control weaknesses such as segregation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the issuance of securities described by the Company in a Current Report on Form 8-K, the Company has issued the following shares of our common stock:

1.	We issued approximately $1.6 million of Bridge Notes from October 5, 2023, through December 8, 2023, which may be converted into approximately 2,640,014 shares of our common stock, assuming the conversion price of $0.82 per share of common stock, which is subject to adjustment in the event that the Viveon Merger Agreement is terminated or expires.

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

Item 3. Defaults Upon Senior Securities

Certain subsidiaries of the Company that operate residential care facilities (“MCA Borrowers”) incurred certain financings through merchant credit advances. Such financings were provided by creditors under agreements (“MCA Agreements”) that describe the transaction as the sale of future receivables by the applicable MCA Borrower. The aggregate accrued amount of these financings is approximately $2,925,196, as summarized in Part I, Item 1 Note 6 — Indebtedness. During the first quarter of 2023, the Company assessed its rights under the terms of these MCA Agreements and determined that it had rights and defenses to the continued payments to the creditors. The Company has not made payments on account of these MCA Agreements and, accordingly, these MCA Agreements are considered in default by the creditors. The inclusion of the disclosures in this Item 3 is not an admission that the MCA Borrowers are in default of its obligations under the MCA Agreements.

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

CLEARDAY, INC.

Dated: January 12, 2024	/s/ BJ Parrish
BJ Parrish
Acting Chief Financial Officer

/s/ James T. Walesa
James T. Walesa
President and Chief Executive Officer

